Form 10KSB
period 2001-12-31
SMI PRODUCTS INC
filed 2002-04-15
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                            For the fiscal year ended
                                December 31, 2001


                                SMI PRODUCTS INC
                                ________________
                 (Name of small business issuer in its charter)


                             SEC FILE NO. 333-55166
                                          _________

      NEVADA                                                88-0363465
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                3503 CEDAR LOCUST
                               SUGARLAND, TX 77479
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (713) 265-8660

                  Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, par value $.001
                          _____________________________
                                 Title of class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. NONE


On April 12, 2002, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant because there is no public market for the stock.


There were 7,551,000 shares of common stock $.001 par value outstanding as of April 12, 2002.

Documents incorporated by reference: None.


Transitional Small Business Format (check one): Yes [ ]   No  [X]

                         ITEM 1. DESCRIPTION OF BUSINESS

                           FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements by the registrant based on its current expectations about its business and its industry. You can identify these forward-looking statements when you see words such as "EXPECT," "ANTICIPATE," "ESTIMATE" and other similar expressions. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of such risk factors as discussed in Business Description, Risk Factors and elsewhere in this Registration Statement. The REGISTRANT undertakes no obligation to publicly update any forward-looking statements for any reason, even in the event new information becomes available or other events occur in the future.

Unless otherwise indicated, all references to "DOLLARS", "$" or "US$" refer to U.S. dollars and all references to "CDN$" refer to Canadian dollars.


                                   THE COMPANY

SMI Products Inc., the "Company" has commenced mortgage information service operations on the internet. The Company filed and registered a domain name and has developed a website with information services related to the mortgage industry. There can be no assurance that the Company will be successful in developing its operations in this area to the point of generating revenues or profits.

The Company was incorporated in the State of Nevada on June 17, 1996, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity.

                                    BUSINESS

The Company currently has a web site at the URL mortgagecommunicator.com. The Company registered a domain name, and has a hosting service for mortgagecommunicator.com.

Our web site provides information to visitors about different mortgages. The site offers both free information services, as well as "subscribed for" member services. The free information services include: a daily mortgage commentary; a listing of the top online mortgage companies; and the daily top news headlines and stories for the mortgage and real estate industry.

The subscribed for services include: a glossary of terms and frequently asked questions for the mortgage and real estate industry; mortgage calculators; an interest rate survey empowering individuals to make a more informed mortgage decision; and rate alert, a feature which allows the subscriber to set the rate and points they want, then be notified when the rate and points reach the level desired.

Visitors who wish to subscribe for the member services will pay an annual subscription fee of $49.95 per year, which allows them to use the member services on our site for one year from the subscription date. Each subscriber will be granted a password for entry into the member services section of our website. The Company plans to charge this fee to the subscriber's credit or debit card.

The Company plans to process all orders by on line credit card or cyber cash systems. The Company currently has developed a relationship to process online orders. In addition, The Company researched the needs of our planned website functions and the fees associated with the services needed to fulfill those needs.

Our site content will consist of information relating to the mortgage industry. In the future, the Company may plan to provide interest rate information by geographic area. A portion of the information available on our website may be available free of charge at other locations; however, The Company intends to develop more expansive information than that available free of charge.

Applying for a mortgage can be a confusing, tedious and intrusive experience for homebuyers, especially first-time homebuyers. The Company plans to demystify the mortgage loan process by providing more expansive information to familiarize persons interested in mortgages.

The Company plans to establish our market through e-mail advertising. The Company has not conducted any market testing to determine prospective advertisers on our website. Visitors will be able to obtain information twenty-four hours per day, seven days per week through the website. The Company also plans to sell advertising on our website to banks, mortgage brokers, builders, land appraisers, surveyors, inspectors, title companies and real estate brokers. The Company has not developed criteria for pricing of the advertising space; however, The Company anticipates pricing will be based upon advertisement size, web page placement, content requirements, contract duration and other factors. The Company currently has no advertisers.

The Company plans to classify lenders' advertisements by loan products they each offer.

The Company plans to seek lender advertisers that have a variety of products including full disclosure loans that require verification of income, assets, credit, source of funds, employment and residence history, based solely on the borrower's credit history and the loan to value ratios without any further documentation. The Company also plans to attract advertisers who offer programs for borrowers with previous credit blemishes and those offering sub-prime loans.

The process of applying for a mortgage may be an invasive and foreign process. The Company believes it can take the mystique out of the process by familiarizing the borrower with required steps to obtain a mortgage.

                                  DISTRIBUTION

The Company plans to deliver services through our website. As of this date, the Company has an Internet service provider, web site developer and a basic web site, all of which will be necessary to execute our plan of business.

                            NEW PRODUCTS OR SERVICES

The Company currently has no new products or services announced or planned to be announced to the public.

                         COMPETITIVE BUSINESS CONDITIONS

The conventional method of obtaining mortgage information, for at least the past fifty years, has been through personal contact with mortgage brokers or lenders, commercial banks, savings and loan associations, credit unions and insurance companies. The public has been reticent to try new vehicles or formats through which they would receive mortgage information. Despite the convenience of information offered over the Internet, including at our website, many consumers will view conventional methods of obtaining this information more convenient and offering better customer service. The Company believes that conventional methods will continue to be a prime source of competition, along with the many other Internet based mortgage information and service sites.

                                   COMPETITORS
Our main, existing and potential competitors for real estate professionals and service providers, homebuyers, homeowners, sellers and renters and related content include:

     o WEB SITES offering real estate listings together with other related services, such as Apartments.com, Microsoft's HomeAdvisor, NewHomeNetwork.com, Move.com and RentNet; CyberHomes, HomeSeekers, Homes.com, Homestore.com.

     o WEB SITES offering real estate and mortgage related content and services such as mortgage calculators and information on the home buying, selling and renting processes, such as IndyMac, Bank Home Lending, LoansDirect, Mortgagebot.com, PHH Mortgage Services, Countrywide Home Loans, Infoloan.com, Quicken Loans, East West Mortgage, Washington Mutual Mortgage, E-Loan, Alliance Mortgage, FiNet.com, MortgageIT.com, First Union, GMAC Mortgage, ditech.com, SFNB, Nexstar, Regions Mortgage, LoanSurfer.com

     o General-purpose consumer WEB SITES, such as AltaVista and Yahoo! that also offer real estate-related content; and o Traditional print media such as newspapers and magazines.


                            OUR COMPETITIVE POSITION

We believe competition takes place on many levels, including pricing, convenience in obtaining mortgage information and loans, specialization, breadth of product offerings and lending sources. Our intent is to brand ourselves as one of the leading online interactive mortgage/financing magazine offering an all in one "ONE STOP MORTGAGE SHOP" for consumers interested in information on financing or refinancing their home regionally and nationally. We intend to serve as a content aggregator for related information on the Internet, an unbiased comprehensive information source, as well as marketplace and facilitator for mortgage financings, loans and other services related to the home real estate industry. Our objective is to provide a service that helps the consumer cut through the often perceived clutter, confusion and noise of the marketplace and help them confidently and quickly find a loan or information that meets their goals and fits their lifestyle. We will attempt to brand mortgagecommunicator.com as the consumer's partner in his or her search for mortgages and related information. We will attempt to provide consumers with a one stop shopping destination where they can access information and decision support tools, such as mortgage calculators and finance worksheets, information concerning the home buying and selling process and features that aid users in evaluating the home mortgage decision to assist them in deciding to buy or finance a home. By attempting to provide specialized information services and tools for consumers, we will seek to differentiate ourselves from other competing service offerings. However, we have no assurance we will be successful in differentiating ourselves from our competitors, or that we will be successful in competing in the marketplace for our services. By offering a specialized mortgage information service we will be targeting those consumers that are looking for such. We believe that consumers will pay for a service that is specialized, unbiased, and comprehensive and a service that helps them cut through the perceived clutter, confusion and noise of the marketplace and help them confidently and quickly find a loan or information that meets their goals and fits their lifestyle.

                    SOURCES AND AVAILABILITY OF RAW MATERIALS

As of this date, the Company no need for raw materials or suppliers.


                                  CUSTOMER BASE

As of this date, the Company has no customers. It is not clear whether the Company will be able to establish a customer base in the future


                              INTELLECTUAL PROPERTY

The Company does not have any trademarks, patents, licenses, royalty agreements, or other proprietary interests, except for the web domain name mortgagecommunicator.com.

                         GOVERNMENTAL REGULATION ISSUES

The Company is not now affected by direct government regulation. However, the Company is affected by laws, rules and regulations directly applicable to access to or commerce on the Internet generally. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition.

Moreover, the interpretation of sales tax, libel and personal privacy laws applied to Internet commerce is uncertain and unresolved. The Company may be required to qualify to do business as a foreign corporation in each such state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where The Company is required to do so could subject us to taxes and penalties. Any such existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

                            RESEARCH AND DEVELOPMENT

To date, the Company has not undergone any research and development, except that required to put up our website.

                          ENVIRONMENTAL LAW COMPLIANCE

To the extent which environmental compliance may be necessary, the Company does not anticipate any significant compliance expense.

                                    EMPLOYEES

The Company currently has one employee, James Charuk, our president and a director, who works for our corporation part-time. The Company has no employment contracts and our employee is not a union member or affected by labor contracts.

                                  RISK FACTORS

The Company's business and any investment in its securities is subject to a number of risks which, in addition to ordinary business risks include the following:

COMPANY HAS LITTLE MANAGERIAL EXPERTISE IN THE DEVELOPMENT OR DISSEMINATION OF MORTGAGE INFORMATION OR IN THE INTERNET.

Because our management has little experience in developing and disseminating mortgage information, our abilities in this area may be limited. Even if our management develops a sufficient quantity of mortgage information, it may be unable to particularize or adapt it to the needs of website visitors. Moreover, our management has no Internet experience. Unless management has the financial resources to hire qualified Internet consultants, as and when needed, the presentation and technical aspects of our website may suffer.

NO MATERIAL CONTRACTS OR FUTURE PROSPECTS FOR MATERIAL CONTRACTS; COMPANY HAS NOT DEVELOPED AN OPERATIONAL PLAN TO OBTAIN CONTRACTS.

The Company has no contracts or prospective contracts that will assist us in promoting or further developing our website or operations. The Company has no contracts with Internet, computer, mortgage, technical or marketing professionals which would assist us in the development, selection, presentational or technical aspects of our website information. The Company has no contracts or prospective contracts with other websites that would provide visitation links to our website. The Company has not developed a plan to obtain any of these contracts. If the Company fails to develop contracts with other websites or other professionals, our revenues will be negatively impacted.

INFORMATION ON OUR WEBSITE MAY BE AVAILABLE ON OTHER WEBSITES OR IN OTHER INFORMATIONAL FORMATS AND MAY BE PURCHASED AT LITTLE OR NO COST.

The Company conducted no research to determine what mortgage information is available over the Internet or in other informational formats and whether that information may be purchased at nominal fees or free to the public. The Company has not yet determined all of the specific mortgage information the Company will make available on our website. Because our website information may be more easily accessible at other websites or informational formats, and/or at little or no cost, website visitors may find our website of little or no utility.


POOR FINANCIAL CONDITION AND MAY BE UNABLE TO ADEQUATELY DEVELOP OUR BUSINESS.

Because the Company has no operating history, assets, or revenue sources, an investor cannot determine if the Company will ever be profitable. The Company will experience financial difficulties during our operational development and beyond. The Company may be unable to operate profitably, even if the Company develops operations and generate revenues. The Company plans to generate revenues from advertising sales through our website, but there can be no assurance that our revenues will exceed our costs. Our poor financial condition could adversely affect our ability to provide a website that will attract website users or distribute mortgage information in a useful, efficient and timely fashion, or generate revenues.

DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY FOR INVESTORS TO EVALUATE. The Company just recently developed a website, but the Company has no operating history for investors to evaluate our business strategy. The Company has limited insight into trends that may emerge and affect our business. You must consider the risks and difficulties frequently encountered by development stage companies. Furthermore, The Company face risks due to our anticipated participation in the new and rapidly-evolving Internet market. These challenges include our:

     o Need to further develop, maintain, and increase awareness of our web site;
     o   Need to attract and retain customers;
     o Dependence on web site and transaction processing performance and reliability;
     o Need to compete effectively; o Need to establish ourselves as a participant in the evolving market for mortgage information;
     o Need to establish and develop relationships with entities related to and involved in the mortgage industry in order to obtain advertising revenues for our site.

THE COMPANY HAS NO PROFITS AND HAS LOSSES.

The Company no revenues or revenue sources, yet the Company has significant costs and losses. Our website has not been fully developed. The Company cannot assure that it will obtain the necessary working capital to fully develop our website. Further, even if our website is fully developed, The Company cannot assure that its website will receive enough Internet traffic or purchases to generate revenues or achieve profitability. The Company believes that it will incur net losses for at least the next two years. The Company expects to increase operating expenses substantially as we:

     o   Further develop our website;
     o   Initiate our marketing activities and advertising efforts;
     o   Provide our customers with promotional benefits;
     o Increase our general and administrative functions to support our developing operations; and develop enhanced technologies and features to improve our web site.

The Company will pay increased operating expenses from our revenues, assuming they are sufficient; otherwise, the Company plans to borrow funds from our management to pay expenses, assuming management has sufficient resources to loan monies, as and when required. Otherwise, the Company will have to seek additional debt and/or equity financing from third parties. Depending upon the extent that our development costs outpace our revenues, our losses will accumulate more rapidly. In addition, The Company may find that development efforts are more expensive than currently anticipated.


IF THE COMPANY IS UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our current and future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing, customer service and professional personnel. Competition for such employees is intense, especially in the e-commerce sector. The Company may be unable to successfully attract, assimilate or retain sufficiently qualified personnel. If the Company fails to attract and retain the necessary technical professionals, the efficiency of our website will suffer in its presentation, search abilities and information accessibility. If the Company fails to retain and attract the necessary managerial, sales and marketing and customer service personnel, The Company may not develop a sufficient customer base to adequately fund our operations.

IF CONSUMERS AND MORTGAGE BROKER BUSINESSES DO NOT EMBRACE ON-LINE MORTGAGE FINANCING AND SALES, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

Our success depends upon the general acceptance of on-line mortgage information and services by consumers, mortgage brokers and other third parties. If these groups do not embrace online mortgage information, our operations will be adversely affected. The market for electronic mortgage information and services, particularly over the Internet, is in its early stages of development, but is evolving rapidly. The Company cannot assure that a sufficiently broad base of consumers and businesses will adopt, and continue to use, the Internet to obtain mortgage services, traditionally provided in person-to-person and paper transactions. Our business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet services. Several on-line mortgage service companies have already failed and are no longer in business. The industry is extremely volatile and competitive.

The Company believes that acceptance of our services will depend on the following factors, among others:

     o the growth of the Internet as a medium for commerce generally, and as a market for financial products and services in particular;
     o development of the necessary Internet network infrastructure to support new technologies and handle the demands placed upon the Internet;

     o   government regulation of the Internet;
     o our ability to successfully and efficiently develop on-line information that is attractive to a sufficiently large number of consumers and mortgage brokers; and
     o a change in the perception among many consumers and real estate service providers that obtaining mortgage information on-line is less dependable than obtaining mortgage information through more traditional methods.

Slower response times could adversely affect use of our website. The Company may be unable to develop and introduce new services or service enhancements in a timely manner. In addition, because the market for on-line mortgage information is in the early stages of development, data pertaining to the volume of visitors to other mortgage websites is difficult to predict. If the volume of website visitors falls below expectations of financial analysts or the public, The Company may be unable to obtain quality advertising contracts. The occurrence of any of these factors could have a material adverse effect upon the very nature of our business and the continuation of our website.

IF MORTGAGE LOAN INTEREST RATES INCREASE AND/OR THERE IS A DECREASE IN THE DEMAND FOR MORTGAGES, OUR BUSINESS COULD SUFFER.

Mortgage business depends upon the overall level of sales and refinancing of residential real estate, as well as mortgage loan interest rates. The residential real estate industry is highly cyclical. Shifts in the economy and residential real estate values generally affect the number of home sales and new housing starts. The demand for mortgage loan information increases as the number of home sales increases. Declining interest rates generally increase mortgage loan financing activity, because homeowners refinance existing mortgage loans to obtain favorable interest rates. Rising interest rates, in contrast, discourage refinancing activities and generally reduce the number of home sales that occur. Any fluctuation in interest rates or an adverse change in residential real estate or general economic conditions could cause a serious decline in visitation to our website, memberships, and the retention rate of our previously enrolled members, if any. The Company may be unable to develop our business if higher interest rates and decreased home sales occur.

THE COMPANY PLANS TO OPERATE IN AN UNCERTAIN AND DEVELOPING MARKET.

The market for Internet services is recent and rapidly changing. Market demand and acceptance for recently introduced Internet services is uncertain and difficult to predict. The success of our website will depend upon the adoption of the Internet by a broad base of consumers and vendors. There can be no assurance of widespread acceptance of Internet commerce in general, including Internet mortgage information and services. Companies now offering services similar to ours have relied on consumers and vendors who use traditional means of commerce. Consumers and vendors must accept and utilize novel ways of conducting business and exchanging information if our business is to be successful.

THE COMPANY WILL RELY ON AND HAVE MINIMAL CONTROL OVER THIRD PARTIES.

The Company expects that our operations will depend on a number of third parties over which the Company will have limited control. The Company does not plan to own an Internet gateway, but instead the Company will rely on an Internet Service Provider to host our website. The Company may experience interruptions in our website connection and our telecommunications access due to our reliance upon third parties. The Company anticipates that the Company will use software that is dependent on operating system, database and server software developed and produced by and licensed by third parties. The Company may discover errors and defects in this third party software and rely on the third parties to correct these errors and defects in a timely manner. Accordingly, continuous or prolonged interruptions in our website connection or in our telecommunications access would have an adverse effect upon consumer perception of our ability to provide information in a timely and efficient manner.

THE COMPANY WILL BE AT RISK OF SYSTEM FAILURE, SINGLE SITE FAILURE, AND FAILURE OF DELIVERY.

Our success will also be dependent upon our communications software and hardware. Our systems will be vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Failure of information delivery can occur due to e-mail system, hosting site and/or local system failures. The Company has no insurance coverage on our property or business interruption insurance coverage and The Company does not intend to obtain this coverage in the near future. The Company may be vulnerable to computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems leading to interruptions, delays, loss of data or cessation of service. The occurrence of any of these events could cause our current and prospective users to question our ability to keep their information confidential.

THE COMPANY WILL BE AT RISK FOR INTERNET COMMERCE SECURITY BREACHES THAT COULD IMPAIR OUR BUSINESS.

A significant barrier to entry in the area of electronic commerce and communications is the secure transmission of confidential information over public networks. The Company will rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms The Company may use to protect customer transaction data. If any such compromise of our security were to occur, The Company may be subject to damage claims from our users or others.

A party who is able to circumvent our security measures could misappropriate proprietary information. The Company may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the World Wide Web in particular, especially as a means of conducting commercial transactions. To the extent that our future activities or those of third party contractors whom the Company may use involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation. There can be no assurance that the Company will be able to implement security measures that will prevent security breaches.

THE COMPANY HAS SUBSTANTIAL NEAR-TERM CAPITAL NEEDS; THE COMPANY MAY BE UNABLE TO OBTAIN NEEDED ADDITIONAL FUNDING.

The Company will require funding over the next twenty-four months to develop our business. In fact, the Company has minimal capital for operations and the Company has needs for immediate funding. The Company currently has no source of funds. Our capital requirements will depend on many factors including, but not limited to, the timing of further development of our web site and the growth of the Internet. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders will be reduced. Moreover, those equity securities may have rights, preferences, and privileges senior to those of the holders of our common stock. There can be no assurance that additional capital will be available on terms favorable to us or our shareholders.

Our cash requirements may vary substantially depending on our rate of development, research results, competitive and technological advances and other factors. If adequate funds are not available, the Company may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would impair the technical and presentational aspects of our website and our marketing abilities.


THE COMPANY SUBSTANTIAL LONG-TERM CAPITAL NEEDS; THE COMPANY MAY BE UNABLE TO OBTAIN NEEDED ADDITIONAL FUNDING.

Substantial expenditures will be required to further develop our web site and to market our services. The level of expenditures required for these activities will depend in part on whether The Company develops and market our services independently or with other companies through collaborative arrangements. Our future capital requirements will also depend on one or more of the following factors:

     o   market acceptance of our services;
     o   the extent and progress of our research and development programs;
     o   competing technological and market developments; and
     o   the costs of commercializing our services.

There can be no assurance that funding will be available on favorable terms to permit successful commercialization of our website, if at all.

In addition, the Company has no credit facility or other committed sources of capital. The Company may be unable to establish credit arrangements on satisfactory terms, if at all. If capital resources are insufficient to meet our future capital requirements, The Company may have to raise additional funds to continue development of our website. There can be no assurance that such funds will be available on favorable terms, if at all.

To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities will likely result in dilution to our shareholders. If adequate funds are not available, The Company may be unable to develop our operations to a sufficient level to generate revenues or become profitable.

IF THE COMPANY ISSUES FUTURE SHARES, PRESENT INVESTORS' PER SHARE VALUE WILL BE DILUTED.

The Company is authorized to issue maximum stock of 25,000,000 common shares. As of December 31, 2001, there were 7,551,000 common shares issued and outstanding. The Board of Directors has authority to issue the balance of 17,449,000 shares of our authorized stock without shareholder consent, on terms and conditions set in the discretion of the Board, which may dilute the value of your stock.

OUR PRINCIPAL STOCKHOLDER CONTROLS OUR COMPANY.

Our company founder, principal stockholder and Director, Philip Herr, currently, owns approximately 66% of our common stock. Therefore, he will have significant influence over all matters requiring approval by our stockholders, but not requiring the approval of the minority stockholders. In addition, Philip Herr will be able to elect all of the members of our Board of Directors, allowing him to exercise significant control of our affairs and management. In addition, Philip Herr may affect most corporate matters requiring stockholder approval by written consent, without a duly-noticed and duly-held meeting of stockholders.

IF THE COMPANY LOSE ANY OF ITS KEY PERSONNEL, OUR BUSINESS WOULD BE IMPAIRED.

Our success is heavily dependent upon the continued active participation of our chief executive officer, James Charuk. Loss of his services could have a material adverse effect upon our business development. The Company does not maintain "key person" life insurance on James Charuk's life. The Company does not have a written employment agreement with James Charuk. There can be no assurance that the Company will be able to recruit or retain other qualified personnel, should it be necessary to do so.

THE COMPANY FACES COMPETITION FROM OTHER ENTITIES PROVIDING SERVICES SIMILAR TO OURS.

The Company will face intense competition in all aspects of the mortgage business. We will compete with financial intermediaries, commercial banks, savings associations, credit unions, loan brokers and insurance companies that also provide mortgage information and services to the public. These companies may offer convenience and customer service superior to that offered by our company.

In addition, these companies may have better marketing and distribution channels. There can be no assurance that The Company will be able to compete effectively in this highly competitive industry, which could have a material adverse impact upon market acceptance of our website and the information The Company wish to disseminate.

THE COMPANY NEVER PAID DIVIDENDS.

The Company never paid dividends. The Company does not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our Board of Directors' discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents The Company may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

OUR BUSINESS PLAN INCORPORATES ESTIMATES RATHER THAN ACTUAL FIGURES.

The discussion of our future business is management's best estimate and analysis of the potential market, opportunities and difficulties that the Company face. There can be no assurances that our estimates and analysis accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenues and costs difficult and unpredictable.


                        ITEM 2. DESCRIPTION OF PROPERTY.

Our executive offices are located at 3503 Cedar Locust, Sugarland, TX 77479, telephone (713) 265-8660, where The Company shares space in the offices our President, James Charuk. The space is approximately 400 square feet total, of which we occupy a small portion without charge. The Company feels that this space is adequate for our needs at this time, and The Company feels that The Company will be able to locate adequate space in the future, if needed, on commercially reasonable terms.


                           ITEM 3. LEGAL PROCEEDINGS.

The Company is not aware of any pending or threatened legal proceedings which involve SMI Products, Inc.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual report contains the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

PART II


        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information. Our common stock is not traded on any exchange. We are currently seeking a listing on the OTC Bulletin Board, once our application has cleared comments of the N.A.S.D. We cannot guarantee that we will obtain a listing. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed. A market maker sponsoring a company's securities is required to obtain a listing of the securities on any of the public trading markets, including the Over-the-Counter Bulletin Board ("OTCBB"). The OTCBB securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTCBB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over-the-counter stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of December 31, 2001, there were approximately 60 holders of record of our common stock.


                           ITEM 6. PLAN OF OPERATIONS


The discussion contained in this prospectus contains "FORWARD-LOOKING STATEMENTS" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" or "ANTICIPATES" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus are applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to these differences include those discussed under the caption entitled "RISK FACTORS," as well as those discussed elsewhere in this registration statement.

We are a development stage company without operations or revenues. We are unable to satisfy cash requirements without management's financial support or other funding. Our management and certain investors have made $50,100 of capital contributions to our business. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between OUR COMPANY and management.

No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Over the next twelve months, we plan to further develop our WEB SITE to provide mortgage related information. Specifically, during the next 12 months, we anticipate focusing our efforts on the following specific areas of operations:

     1.  Internet marketing
     2.  Maintaining and enhancing content of WEBSITE
     3.  Subscriber payment credit card processing

We will require additional funds to further develop our WEBSITE. Although we plan to raise additional funds, we have not yet determined how, where or when we will obtain these funds. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

Our future capital requirements will also depend on one or more of the following factors:

     o   market acceptance of our services;
     o   the extent and progress of our research and development programs;
     o   competing technological and market developments; and
     o   the costs of commercializing our services.

There can be no assurance that funding will be available on favorable terms to permit successful commercialization of our WEBSITE or be successful in our business operations.

In addition, we have no credit facility or other committed sources of capital. We may be unable to establish credit arrangements on satisfactory terms, if at all. If capital resources are insufficient to meet our future capital requirements, we may have to raise additional funds to continue development of our WEBSITE. There can be no assurance that the funds will be available on favorable terms, if at all.

To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of the securities will likely result in dilution to our shareholders.

Until such time as our WEBSITE is fully developed, we do not expect to have any significant revenues from our operations. We anticipate that if our WEBSITE becomes fully operational, we will generate revenues from the sale of subscriptions to the WEBSITE and though the sale of advertisements. There is no assurance that we will be successful in selling subscriptions or advertising for our WEBSITE. We have no other sources of revenue. Therefore, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.
We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

The principal uses of capital received by us to date ($50,100), are as follows:

Auditors                                    $ 4,719.60
Legal                                       $   836.70
Information Service Contract                $ 2,700.00
Business Plan Development                   $24,481.65
WEBSITE design                              $ 2,000.00
Other consultants                           $ 1,246.00
Marketing                                   $10,904.52
Cash on hand                                $ 3,211.53
                                            ----------
TOTAL                                       $50,100.00

                          ITEM 7. FINANCIAL STATEMENTS


                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

               December 31, 2001, 2000, 1999, 1998, 1997 and 1996

                             (STATED IN US DOLLARS)

TERRY AMISANO LTD.                                         MISANO   ANSON
KEVIN HANSON, C.A.                                      CHARTERED ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
SMI Products, Inc.

We have audited the accompanying balance sheets of SMI Products, Inc. (A Development Stage Company) as at December 31, 2001, 2000, 1999, 1998, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years in the five year period ended December 31, 2001, the seven months ended December 31, 1996 and for the period from inception, June 17, 1996 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of SMI Products, Inc. as at December 31, 2001, 2000, 1999, 1998, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the five year period ended December 31, 2001, the seven months ended December 31, 1996 and for the period from inception, June 17, 1996 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                      "AMISANO HANSON"
March 12, 2002                                    Chartered Accountants


750 WEST PENDER STREET, SUITE 604                       TELEPHONE:  604-689-0188
VANCOUVER CANADA                                        FACSIMILE:  604-689-9733
V6C2T7                                                  E-MAIL:    amishan@telus


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
               December 31, 2001, 2000, 1999, 1998, 1997 and 1996
                             (STATED IN US DOLLARS)

                                                            ASSETS
                                                                               December 31,
                                                2001          2000          1999          1998          1997          1996
                                                ----          ----          ----          ----          ----          ----
Current
   Cash                                     $       156   $    13,178   $         -   $         -   $         -   $         -
   Advance receivable - Note 3                       87         1,000             -             -             -             -
                                            -----------   -----------   -----------   -----------   -----------   -----------
                                                    243        14,178             -             -             -             -
Organization costs                                    -            83           283           483           683           883
                                            -----------   -----------   -----------   -----------   -----------   -----------
                                            $       243   $    14,261   $       283   $       483   $       683   $       883
                                            ===========   ===========   ===========   ===========   ===========   ===========

                LIABILITIES
Current
   Accounts payable                         $     8,285   $         -   $         -   $         -   $         -   $         -
   Due to related party - Note 4                    900           900           900           900           900           900
                                            -----------   -----------   -----------   -----------   -----------   -----------
                                                  9,185           900           900           900           900           900
                                            -----------   -----------   -----------   -----------   -----------   -----------

           STOCKHOLDERS' EQUITY

Common stock, $0.001 par value
25,000,000 shares authorized
7,551,000 shares issued                           7,551         7,551             1             1             1             1
Additional paid-in capital                       43,049        43,049            99            99            99            99
Deficit accumulated during the
 development stage                            (  59,542)    (  37,239)    (     717)    (     517)    (     317)    (     117)
                                            -----------   -----------   -----------   -----------   -----------   -----------
                                              (   8,942)       13,361     (     617)    (     417)    (     217)    (      17)
                                            -----------   -----------   -----------   -----------   -----------   -----------
                                            $       243   $    14,261   $       283   $       483   $       683   $       883
                                            ===========   ===========   ===========   ===========   ===========   ===========

Nature and Continuance of Operations - Note 1
Commitment - Note 7

APPROVED BY THE DIRECTORS:



    "James Charuk"      , Director                 "Philip Herr"    , Director
-----------------------                        ---------------------

                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
          for the years ended December 31, 2001, 2000, 1999, 1998, 1997 and the seven months ended December 31, 1996
           and June 17, 1996 (Date of Inception) to December 31, 2001
                             (STATED IN US DOLLARS)


                                                                                                                      June 17, 1996
                                                                                                        Seven months     (Date of
                                                                                                            ended     Inception) to
                                                               Years ended December 31,                  December 31,  December 31,
                                         2001          2000          1999         1998         1997           1996        2001
                                         ----          ----          ----         ----         ----           ----        ----
Expenses
   Amortization                       $        83   $       200   $      200    $      200   $      200   $      117    $ 1,000
   Audit fees                              10,614         2,000            -             -            -            -     12,614
   Business plan                                -        10,114            -             -            -            -     10,114
   Consulting                                   -        11,878            -             -            -            -     11,878
   Filing and legal                         5,107             -            -             -            -            -      5,107
   Marketing                                  473        10,432            -             -            -            -     10,905
   Office and miscellaneous                   287    (      102)           -             -            -            -        185
   Transfer agent                             200             -            -             -            -            -        200
   Travel                                     648             -            -             -            -            -        648
   Website costs                            4,891         2,000            -             -            -            -      6,891
                                      -----------   -----------   ----------    ----------   ----------   ----------    -------
Net loss                              $    22,303   $    36,522   $      200    $      200   $      200   $      117    $59,542
                                      ===========   ===========   ==========    ==========   ==========   ==========    =======
Basic loss per share                  $      0.00   $      0.01   $     0.00    $     0.00   $     0.00   $     0.00
                                      ===========   ===========   ==========    ==========   ==========   ==========
Weighted average shares outstanding     7,551,000     6,879,334    5,000,000     5,000,000    5,000,000    5,000,000
                                      ===========   ===========   ==========    ==========   ==========   ==========


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                           STATEMENT OF STOCKHOLDER'S
                  EQUITY from the period June 17, 1996 (Date of
                         Inception) to December 31, 2001
                             (STATED IN US DOLLARS)


                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the
                                          Number                          Contributed       Development
                                        of Shares          Amount           Surplus            Stage            Total
                                        ---------          ------         -----------       -----------         -----
Issued for services
 - at $0.00002                             5,000,000  $             1   $            99  $             -   $           100

Net loss for the period                            -                -                 -     (        117)     (        117)
                                        ------------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 1996                 5,000,000                1                99     (        117)     (         17)

Net loss for the year                                                                       (        200)     (        200)
                                        ------------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 1997                 5,000,000                1                99     (        317)     (        217)

Net loss for the year                                                                       (        200)     (        200)
                                        ------------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 1998                 5,000,000                1                99     (        517)     (        417)

Net loss for the year                                                                       (        200)     (        200)
                                        ------------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 1999                 5,000,000                1                99     (        717)     (        617)
Stock split                                        -            4,999      (      4,999)               -                 -
Issued for cash        - at $0.01          2,500,000            2,500            22,500                -            25,000
                       - at $0.50             51,000               51            25,449                -            25,500

Net loss for the year                              -                -                 -     (     36,522)     (     36,522)
                                        ------------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 2000                 7,551,000            7,551            43,049     (     37,239)           13,361

Net loss for the period                            -                -                 -     (     22,303)     (     22,303)
                                        ------------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 2001                 7,551,000  $         7,551   $        43,049  $  (     59,542)  $  (      8,942)
                                        ============  ===============   ===============  ================  ================

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.

                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                              STATEMENTS CASH FLOWS
        for the years ended December 31, 2001, 2000, 1999, 1998, 1997 and the seven months ended December 31, 1996 and June 17, 1996
                    (Date of Inception) to December 31, 2001
                             (STATED IN US DOLLARS)
                                                                                                                      June 17, 1996
                                                                                                      Seven months       (Date of
                                                                                                         ended         Inception) to
                                                                Years ended December 31,               December 31,     December 31,
                                                   2001      2000       1999        1998       1997        1996            2001
                                                   ----      ----       ----        ----       ----        ----            ----
Cash flows used in operating activities
Net loss                                       $ (22,303)$ (36,522) $(     200) $ (   200) $ (   200) $ (    117)    $  (  59,542)
Adjustment to reconcile net loss to net cash
 used in operations
   Amortization                                       83       200         200        200        200         117            1,000
   Advance receivable                                913   ( 1,000)          -          -          -           -        (      87)
   Accounts payable                                8,285         -           -          -          -           -            8,285
                                               --------- ---------  ----------  ---------  ---------  ----------     ------------
Net cash used in operating activities            (13,022)  (37,322)          -          -          -           -        (  50,344)
                                               --------- ---------  ----------  ---------  ---------  ----------     ------------
Cash flow used in investing activity
   Organization costs                                  -         -           -          -          -    (  1,000)       (   1,000)
                                               --------- ---------  ----------  ---------  ---------  ----------     ------------
Net cash used in investing activity                    -         -           -          -          -    (  1,000)       (   1,000)
                                               --------- ---------  ----------  ---------  ---------  ----------     ------------
Cash flows provided by financing activity
   Common stock issued for cash                        -    50,500           -          -          -         100           50,600
   Due to related party                                -         -           -          -          -         900              900
                                               --------- ---------  ----------  ---------  ---------  ----------     ------------
Net cash provided by financing activity                -    50,500           -          -          -       1,000           51,500
                                               --------- ---------  ----------  ---------  ---------  ----------     ------------

Net increase (decrease) in cash                  (13,022)   13,178           -          -          -           -              156

Cash, beginning of period                         13,178         -           -          -          -           -                -
                                               --------- ---------  ----------  ---------  ---------  ----------     ------------
Cash, end of period                            $     156 $  13,178  $        -  $       -  $       -  $        -     $        156
                                               ========= =========  ==========  =========  =========  ==========     ============
                                                                                                                      .../Cont'd.

                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.                                                                   Continued
                          (A Development Stage Company)
                              STATEMENTS CASH FLOWS
        for the years ended December 31, 2001, 2000, 1999, 1998, 1997 and the seven months ended December 31, 1996 and June 17, 1996
                    (Date of Inception) to December 31, 2001
                             (STATED IN US DOLLARS)
                                                                                                                      June 17, 1996
                                                                                                      Seven months       (Date of
                                                                                                         ended         Inception) to
                                                                Years ended December 31,               December 31,     December 31,
                                                   2001      2000       1999        1998       1997        1996            2001
                                                   ----      ----       ----        ----       ----        ----            ----
Supplemental disclosure of cash flow
 information
   Cash paid for:
     Interest                                  $       - $       -  $        -  $       -  $       -  $        -     $          -
                                               ========= =========  ==========  =========  =========  ==========     ============
     Income taxes                              $       - $       -  $        -  $       -  $       -  $        -     $          -
                                               ========= =========  ==========  =========  =========  ==========     ============







                             SEE ACCOMPANYING NOTES

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999, 1998, 1997 and 1996
                             (STATED IN US DOLLARS)

Note 1        NATURE AND CONTINUANCE OF OPERATIONS

              The Company was incorporated in the State of Nevada on June 17, 1996.

              The Company is in the development stage and is in the business of internet real estate mortgage services. The Company has developed a website but has not earned any revenue therefrom.

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $59,542 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2002 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2002 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involved the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

              The financial statements, in management's opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              DEVELOPMENT STAGE COMPANY

              The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.

              ORGANIZATION COSTS

              Organization costs are recorded at cost. The Company provides for amortization using the straight-line method over five years.

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - (cont'd)
              ____________________________________________

              INCOME TAXES

              The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

              BASIC LOSS PER SHARE

              The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the periods.

              FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

              The carrying values of cash, advance receivable, accounts payable and due to related party approximate fair value because of the short maturity of those instruments.

Note 3        ADVANCE RECEIVABLE

              The advance receivable, from a non-affiliated party, is unsecured, non-interest bearing with no specific terms for repayment. This advance was provided for future expenses to be incurred on behalf of the Company.

              During the year ended December 31, 2001, $912 was utilized for travel ($648) and legal ($264).

Note 4        DUE TO RELATED PARTY

              The amount due to related party is due to a director of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5        DEFERRED TAX ASSETS

              The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 5        DEFERRED TAX ASSETS - (cont'd)
              ___________________

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                               TOTAL
              Deferred Tax Assets
               Net operating loss carryforward             $     9,635
                                                           ===========

              Gross deferred tax assets                    $     9,635
              Valuation allowance for deferred tax asset      (  9,635)
                                                           -----------
                                                           $         -
                                                           ===========

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        INCOME TAXES

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2001, the Company has net operating loss carryforwards, which expire commencing in 2016 totalling approximately $58,542. The potential tax benefit of these losses, if any, has not been recorded in the financial statements.

Note 7        COMPARATIVE FIGURES

              Certain of the comparative figures have been restated to conform with the current years presentation.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The accounting firm of Amisano Hanson, Chartered Accountants audited our financial statements. Since inception, we have had no changes in or disagreements with our accountants.

PART III


      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


(a)  Directors and Officers.
     Our BYLAWS provide that we shall have a minimum of one director and a maximum of nine directors on the board at any one time. Our current directors and executive officers are as follows:

 NAME AND ADDRESS         AGE         POSITIONS HELD
 James M. Charuk          44          President and Director
 Cynthia A. Carter        42          Secretary, Treasurer and Director
 Philip R. Herr           59          Director

These persons will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms.

PHILIP HERR
Mr. Herr has been a Director of THE COMPANY since inception from 1991 to present. Mr. Herr has worked as an independent consultant specializing in small business development. During the past five years, he has been consulting primarily in the field of tax preparation. He was also involved as a founder, officer, director and principal shareholder in Institute for Learning, Inc., a public shell company which subsequently merged with a private company and changed its name to China Broadband Corp. He retired as a Captain in the U.S. Navy in 1988. He received a B.S. Degree in Accounting and Taxation from the University of Roosevelt, Chicago, IL, in 1963. He is a Graduate Accountant. Mr. Herr will devote approximately 5% of his time to the business of THE COMPANY.

JAMES CHARUK
Mr.Charuk was born in Canada and immigrated to the United States in May 1990. During 1990-1991, Mr. Charuk was a database analyst for Digitech Information, a private company specializing in oil reservoir analyses.

>From 1991 to December 1997, Mr. Charuk served as a principal of Western Atlas International, a Houston, Texas- based company specializing in geosciences and interpretation services for forestry and mining companies. Mr. Charuk's responsibilities included overseeing an annual budget in excess of $14 Million for Western Atlas in the areas of Geosciences and Interpretation Software Systems and Data Analysis.

In December 1997, Mr. Charuk became a Director of CCR Internet Realty, now known as E-Realty, and served as a Director until January 2000. E-Realty is a pioneer in the E-Broker residential real estate industry in the United States. eRealty.com is a team of real estate professionals who combine local real estate expertise with the power of the Internet to better serve home buyers and sellers. By utilizing technology, eRealty.com `s goal is to save their customers time and money. eRealty.com is involved in the real estate buying and selling process: expediting, informing and executing these transactions in the most effective and cost effective manner. eRealty.com does not compete with SMI Products, Inc.'s mortgagecommunicator.com, nor at this time, does it have any plans to do so in the future. From January 2000 to present, Mr. Charuk has been the Chief Technology Officer and V.P. of Technology for E-Realty. He was also involved as an officer, director and shareholder in Institute for Learing, Inc., a public shell company which subsequently merged with a private company and changed its name to China Broadband Corp.

He earned a Bachelor of Science degree from Mount Allison University in Moncton, New Brunswick in 1981.

Mr. Charuk will devote approximately 20% of his time to the business of the company.

CYNTHIA CARTER
>From 1992 to present, Ms. Carter has been sole officer, director and shareholder of White Pine Productions, Inc., a Nevada corporation engaged in direct and integrated marketing strategy and development, WEBSITE development and internet branding in Chicago, IL. Her company concentrates on the branding of new products and services, focusing on Internet marketing. Her clients include The Quaker Oats Company, and major international advertising agencies, such as DDB Needham, Leo Burnett and J. Walter Thompson. Ms. Carter has also been involved in the broadcasting and related F.C.C. industry since 1984. Ms Carter received a B.S. in English from Southwest Missouri State University in 1979. Ms. Carter will devote approximately 5% of her time to the business of the company.

(b)  Significant Employees.
     Other than JAMES CHARUK, there are no employees who are expected to make a significant contribution to our corporation.

(c)  Family Relationships.
     There are no family relationships among our officers, directors, or persons nominated for such positions.

(d)  Legal Proceedings.
     No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

                        ITEM 10. EXECUTIVE COMPENSATION.

No executive compensation has been paid since our inception.

The officers and directors of Registrant do not currently receive cash remuneration or salaries for their efforts. Upon successful completion of Registrant's proposed business projects, or receipt of revenues from operations of Registrant, of which there can be no assurance, salaries and other remuneration will be established by the Board of Directors as appropriate.

There are no employment contracts between Registrant and any of its officers or directors.

Registrant does not have any plan or arrangement with respect to compensation to its executive officers which would result from the resignation, retirement or any other termination of employment with Registrant or from a change in control of Registrant, or a change in the executive officers' responsibilities following any change in control, where in respect of an executive officer, the value of such compensation exceeds $120,000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
The Registrant has granted no options.
There are no other bonus, pension, deferred compensation, long-term incentive plans or awards, or any other similar plans for executive officers and/or directors of Registrant.


    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of DECEMBER 31, 2001, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and by our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.



Security Ownership of Officers and Directors.

TITLE OF                                         NO. OF           NATURE OF             CURRENT
CLASS             NAME & ADDRESS                 SHARES           OWNERSHIP             %OWNED

Common            PHILIP HERR                 5,000,000           Direct                  66%
                  1817 Morena Blvd., #A
                  San Diego, CA 92110

Common            JAMES CHARUK                   25,000           Direct Less
                  3503 Cedar Locust                               than                     1%
                  Sugarland, TX 77479

Common            CYNTHIA CARTER                 10,000           Direct Less
                  1802 North Sheffield Ave.                       than                     1%
                  Chicago, IL 06014

All Officers and Directors as a Group         5,035,000           Direct                  66%
(Approx.) (3 Individuals)


(c) Changes in Control.

THERE ARE CURRENTLY NO ARRANGEMENTS, WHICH WOULD RESULT IN A CHANGE IN CONTROL OF SMI PRODUCTS, INC.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the sale of shares to our officers and directors, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons. We are not a subsidiary of any other company. Our President, JAMES CHARUK, and our founder and Director, Philip Herr, were our only promoters. Mr. Herr provided organizational services and cash in the sum of $100.00 for his 5,000,000 shares of Common Stock. Mr. Charuk paid the cash sum of $250.00 for his 25,000 shares of Common Stock.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

a) All required exhibits, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form SB-2, filed on February 7, 2001. All previously filed exhibits are incorporated herein by reference.

b) Reports on Form 8-K: No reports were on filed on Form 8K during the quarter ended December 31, 2001.

EXHIBIT NO.             DOCUMENT DESCRIPTION
___________             ____________________

    3.1 Articles of Incorporation and any Amendments-Incorporated by reference to the Form 10-KSB, filed February 7, 2001.

    3.2 Bylaws- Incorporated by reference to the Form 10-KSB, filed February 7, 2001.




SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 11 ,2002             SMI Products, Inc.



                                  By: /s/ JAMES CHARUK
                                  ----------------------------------
                                  James Charuk,
                                  President, Chairman and Director



                                  By: /s/ CYNTHIA CARTER
                                  ---------------------------
                                  Cynthia Carter
                                  Secretary, Treasurer, C.F.O. and Director