Form 10QSB
period 2002-03-31
SMI PRODUCTS INC
filed 2002-05-17
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the Quarter year ended March 31, 2002


                        Commission File Number: 333-55166


                                  SMI PRODUCTS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


        Nevada                                            88-0363465
_______________________                     ____________________________________
(State of organization)                     (I.R.S. Employer Identification No.)


                                3503 Cedar Locust
                               Sugarland, TX 77479
                    ________________________________________
                    (Address of principal executive offices)


                                 (713) 265-8660
                _________________________________________________
                Registrants telephone number, including area code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

Securities registered under Section 12(g) of the Exchange Act:

There are 7,551,000 shares of common stock outstanding as of March 31, 2002.

                                TABLE OF CONTENTS
                                _________________


PART I      FINANCIAL INFORMATION

            ITEM  1  FINANCIAL STATEMENTS

            ITEM  2  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL
                     CONDITION

PART II     OTHER INFORMATION


            ITEM 7  SIGNATURES

PART I      FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS










                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                                 March 31, 2002

                             (Stated in US Dollars)

                                   (UNAUDITED)

                               TABLE OF CONTENTS


Balance Sheets
Statements of Operations
Statements of Stockholder's Equity
Statements of Cash Flows
Notes to Financial Statements



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                          March 31,     December 31,
                                                            2002            2001
                                                          _________     ____________
                                     ASSETS

Current
   Cash                                                   $   6,077      $     156
   Advance receivable                                            87             87
                                                          _________      _________
                                                          $   6,164      $     243
                                                          =========      =========
                                   LIABILITIES

Current
   Accounts payable                                       $   8,013      $   8,285
   Due to related party                                         900            900
                                                          _________      _________
                                                              8,913          9,185
                                                          _________      _________
                              STOCKHOLDERS' EQUITY

Common stock, $0.001 par value
25,000,000 shares authorized, 7,551,000 shares issued         7,551          7,551
Additional paid-in capital                                   43,049         43,049
Deficit accumulated during the development stage            (53,349)       (59,542)
                                                          _________      _________
                                                             (2,749)        (8,942)
                                                          _________      _________
                                                          $   6,164      $     243
                                                          =========      =========


                             SEE ACCOMPANYING NOTES





                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                  for the three months ended March 31, 2002 and
               2001 and from June 17, 1996 (Date of Inception) to
                                 March 31, 2002
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                 June 17, 1996
                                                                                                    (Date of
                                                                                                 Inception) to
                                                             Three months ended March 31,          March 31,
                                                                2002               2001                2002
                                                             __________         __________       _____________

Revenue                                                      $   11,482         $        -         $  11,482
                                                             __________         __________         _________
Expenses
   Amortization                                              $        -         $       50         $   1,000
   Audit fees                                                       671              4,720            13,285
   Business plan                                                      -                  -            10,114
   Consulting                                                         -                  -            11,878
   Filing and legal                                                   -              2,347             5,107
   Marketing                                                          -              1,373            10,905
   Office and miscellaneous                                         460                  -               460
   Promotion and entertainment                                    3,500                  0             3,500
   Transfer agent                                                   658                  -               858
   Travel                                                             -                650               648
   Website costs                                                      -                  -             6,891
                                                             __________         __________         _________
Net income (loss)                                            $    6,193         $   (9,140)        $ (53,349)
                                                             ==========         ==========         =========
Basic income (loss) per share                                $     0.00         $    (0.00)
                                                             ==========         ==========
Weighted average shares outstanding                           7,551,000          7,551,000
                                                             ==========         ==========


                             SEE ACCOMPANYING NOTES





                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDER'S EQUITY
       from the period June 17, 1996 (Date of Inception) to March 31, 2002
                             (Stated in US Dollars)
                                   (UNAUDITED)
                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the
                                            Number                          Contributed     Development
                                           Of Shares          Amount           Surplus         Stage              Total
                                           _________          ______        ___________     ___________         _________

Issued for services
 - at $0.00002                             5,000,000          $    1          $     99       $      -           $     100

Net loss for the period                            -               -                 -           (117)               (117)
                                           _________          ______          ________       ________           _________
Balance, December 31, 1996                 5,000,000               1                99           (117)                (17)

Net loss for the year                                                                            (200)               (200)
                                           _________          ______          ________       ________           _________
Balance, December 31, 1997                 5,000,000               1                99           (317)               (217)

Net loss for the year                                                                            (200)               (200)
                                           _________          ______          ________       ________           _________
Balance, December 31, 1998                 5,000,000               1                99           (517)               (417)

Net loss for the year                                                                            (200)               (200)
                                           _________          ______          ________       ________           _________
Balance, December 31, 1999                 5,000,000               1                99           (717)               (617)
Stock split                                        -           4,999            (4,999)             -                   -
Issued for cash        - at $0.01          2,500,000           2,500            22,500              -              25,000
                       - at $0.50             51,000              51            25,449              -              25,500

Net loss for the year                              -               -                 -        (36,522)            (36,522)
                                           _________          ______          ________       ________           _________
Balance, December 31, 2000                 7,551,000           7,551            43,049        (37,239)             13,361

Net loss for the period                            -               -                 -        (22,303)            (22,303)
                                           _________          ______          ________       ________           _________
Balance, December 31, 2001                 7,551,000           7,551            43,049        (59,542)             (8,942)

Net income for the period                          -               -                 -          6,193               6,193
                                           _________          ______          ________       ________           _________
Balance, March 31, 2002                    7,551,000          $7,551          $ 43,049       $(53,349)          $  (2,749)
                                           =========          ======          ========       ========           =========

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.


                             SEE ACCOMPANYING NOTES





                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                              STATEMENTS CASH FLOWS
                  for the three months ended March 31, 2002 and
               2001 and from June 17, 1996 (Date of Inception) to
                                 March 31, 2002
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                 June 17, 1996
                                                                                                    (Date of
                                                                                                 Inception) to
                                                             Three months ended March 31,          March 31,
                                                                2002               2001                2002
                                                             __________         __________       _____________

Cash flows used in operating activities
Net income (loss )                                           $    6,193         $   (9,140)        $ (53,349)
Adjustment to reconcile net loss to net cash
 used in operations
   Accounts payable                                                (272)                 -             8,013
   Advance receivable                                                 -                913               (87)
   Amortization                                                       -                 50             1,000
   Prepaid expenses                                                   -             (1,800)                -
                                                             __________         __________         _________
Net cash used in operating activities                             5,921             (9,977)          (44,423)
                                                             __________         __________         _________
Cash flow used in investing activity
   Organization costs                                                 -                  -            (1,000)
                                                             __________         __________         _________
Net cash used in investing activity                                   -                  -            (1,000)
                                                             __________         __________         _________
Cash flows provided by financing activity
   Common stock issued for cash                                       -                  -            50,600
   Due to related party                                               -                  -               900
                                                             __________         __________         _________
Net cash provided by financing activity                               -                  -            51,500
                                                             __________         __________         _________
Net increase (decrease) in cash                                   5,921             (9,977)            6,077

Cash, beginning of period                                           156             13,178                 -
                                                             __________         __________         _________
Cash, end of period                                          $    6,077         $    3,201         $   6,077
                                                             ==========         ==========         =========
Supplemental ____________ of cash flow
information;
  Cash paid for:
     Interest                                                $        -         $        -         $       -
                                                             ==========         ==========         =========
     Income taxes                                            $        -         $        -         $       -
                                                             ==========         ==========         =========


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                      March 31, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                  (UNAUDITED)


Note 1        NATURE AND CONTINUANCE OF OPERATIONS

              The Company was incorporated in the State of Nevada on June 17, 1996.

              The Company is in the development stage and is in the business of internet real estate mortgage services. The Company has developed a website and is in the pre-operating stage. The Company has earned revenue from website advertising and is continuing to develop its revenue model.

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $53,349 since inception and has a working capital deficiency of $2,836 at March 31, 2002. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2002 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2002 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2        BASIS OF PRESENTATION

              The accompanying unaudited interim financial statements have been prepared by the SMI Products, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements for the Company for the fiscal year ended December 31, 2001, as filed with the United States Securities and Exchange Commission.

              The results of operations for the period ended March 31, 2002 are not indicative of the results that may be expected for the full year.

SMI PRODUCTS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002 and December 31, 2001
(Stated in US Dollars)
(UNAUDITED) - Page 2


Note 3        REVENUE RECOGNITION

              Revenue from advertising is recognized when earned, upon receipt of a non-cancellable contract and collection is reasonably assured.

PART I      FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS


DESCRIPTION OF BUSINESS

We have commenced operations on the internet. We have filed and registered a domain name and have developed a website with information services related to the mortgage industry. There can be no assurance that we will be able to develop operations in this area, or any other area.

The discussion of our future business is management's best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that our estimates and analysis accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenues and costs difficult and unpredictable.

BUSINESS DEVELOPMENT.

We were incorporated in the State of Nevada on June 17, 1996, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity. We were inactive from inception until January 2000, when we commenced our current operations.

PRINCIPAL PRODUCTS AND SERVICES.
We currently have a web site at the URL mortgagecommunicator.com. We have registered a domain name, and have a hosting service for MORTGAGECOMMUNICATOR.COM.

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

Visitors who wish to subscribe for the member services will pay an annual subscription fee of $49.95 per year, which allows them to use the member services on our site for one year from the subscription date. Each subscriber will be granted a password for entry into the member services section of our website. We plan to charge this fee to the subscriber's credit or debit card. We plan to process all orders by on line credit card or cyber cash systems. We currently have developed a relationship to process online orders. In addition, we have researched the needs of our planned website functions and the fees associated with the services needed to fulfill those needs.

Our site content will consist of information relating to the mortgage industry. In the future, we may plan to provide interest rate information by geographic area. A portion of the information available on our website may be available free of charge at other locations; however, we intend to develop more expansive information than that available free of charge.

Applying for a mortgage can be a confusing, tedious and intrusive experience for homebuyers, especially first-time homebuyers. We plan to demystify the mortgage loan process by providing more expansive information to familiarize persons interested in mortgages.

We plan to establish our market through e-mail advertising. We have not conducted any market testing to determine prospective advertisers on our website. Visitors will be able to obtain information twenty-four hours per day, seven days per week through the website. We also plan to sell advertising on our website to banks, mortgage brokers, builders, land appraisers, surveyors, inspectors, title companies and real estate brokers. We have not developed criteria for pricing of the advertising space; however, we anticipate pricing will be based upon advertisement size, web page placement, content requirements, contract duration and other factors. We currently have no advertisers.

We plan to classify lenders' advertisements by loan products they each offer.

We plan to seek lender advertisers that have a variety of products including full disclosure loans that require verification of income, assets, credit, source of funds, employment and residence history, based solely on the borrower's credit history and the loan to value ratios without any further documentation. We also plan to attract advertisers who offer programs for borrowers with previous credit blemishes and those offering sub-prime loans.

The process of applying for a mortgage may be an invasive and foreign process. We believe we can take the mystique out of the process by familiarizing the borrower with required steps to obtain a mortgage.

We face many challenges in the rapidly-evolving and changing internet marketplace. These challenges include our:

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

Because significant u-front advertising, sales, and other expenses are required to develop our web site, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. We expect that our total additional website development costs will be approximately $10,000, based on the following estimated costs:

(1) $125 for domain name registration and listing;
(2) $7,500 for technical, presentational and other developmental costs; (3) $1,000 for annual hosting service fees; (4) $1,000 for annual site maintenance; and (5) $375 for miscellaneous administrative expenses.

We will allocate advertising and promotional expenses as we develop operations and research market demand for our services. Future losses are likely before our operations will become profitable.

We expect to increase our operating expenses substantially as we:

o   Further develop our website;
o   Initiate our marketing activities and advertising efforts;
o   Provide our customers with promotional benefits;
o Increase our general and administrative functions to support our developing operations; and
o   Develop enhanced technologies and features to improve our web site.

We will pay our increased operating expenses from our revenues, assuming they are sufficient; otherwise, we plan to borrow funds from our management to pay expenses, assuming management has sufficient resources to loan us monies, as and when required. Otherwise, we will have to seek additional debt and/or equity financing from third parties. Depending upon the extent that our development costs outpace our revenues, our losses will accumulate more rapidly. In addition, we may find that our development efforts are more expensive than we currently anticipate.

Our success will be largely dependent upon our communications software and hardware, which we acquire from third parties. Our systems will also be vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Failure of information delivery can occur due to e-mail system, hosting site and/or local system failures. Any of these events could adversely affect our business operations and revenues. We have no insurance coverage on our property or business interruption insurance coverage and we do not intend to obtain this coverage in the near future. we may be vulnerable to computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems leading to interruptions, delays, loss of data or cessation of service. The occurrence of any of these events could cause our current and prospective users to question our ability to keep their information confidential.

DISTRIBUTION.
We plan to deliver our services through our website. As of the date of this prospectus, we have an Internet service provider, web site developer and a basic web site, all of which will be necessary to execute our plan of business.

NEW PRODUCTS OR SERVICES.
We currently have no new products or services announced or planned to be announced to the public.

COMPETITIVE BUSINESS CONDITIONS.
The conventional method of obtaining mortgage information, for at least the past fifty years, has been through personal contact with mortgage brokers or lenders, commercial banks, savings and loan associations, credit unions and insurance companies. The public has been reticent to try new vehicles or formats through which they would receive mortgage information. Despite the convenience of information offered over the Internet, including at our website, many consumers will view conventional methods of obtaining this information more convenient and offering better customer service. We believe conventional methods will continue to be a prime source of competition, along with the many other internet based mortgage information and service sites.

Several on-line mortgage service companies have already failed and are no longer in business. The industry is extremely volatile and competitive.

We believe that acceptance of our services will depend on the following factors, among others:

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

Slower response times could adversely affect use of our website. We may be unable to develop and introduce new services or service enhancements in a timely manner. In addition, because the market for on-line mortgage information is in the early stagtes of development, data pertaining to the volume of visitors to other mortgage websites is difficult to predict. If the volume of website visitors falls below expectations of financial analysts or the public, we may be unable to obtain quality advertising contracts. The occurrence of any of these factors could have a material adverse effect upon the very nature of our business and the continuation of our website.

Mortgage business depends upon the overall level of sales and refinancing of residential real estate, as well as mortgage loan interest rates. The residential real estate industry is highly cyclical. Shifts in the economy and residential real estate values generally affect the number of home sales and new housing starts. The demand for mortgage loan increases as the number of home sales increases. Declining interest rates generally increase mortgage loan financing activity, because homeowners refinance existing mortgage loans to obtain favorable interest rates. Rising interest rates, in contrast, discourage refinancing activities and generally reduce the number of home sales that occur. Any fluctuation in interest rates or an adverse change in residential real estate or general economic conditions could cause a serious decline in visitation to our website, memberships, and the retention rate of our previously enrolled members. we may be unable to develop our business if higher interest rate and decreased home sales occur.

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

COMPETITORS

We will face intense competition in all aspects of the mortgage business. We will compete with financial intermediaries, commercial banks, savings associations, credit unions, loan brokers and insurance companies that also provide mortgage information and services to the public. These companies may offer convenience and customer service superior to that offered by our company. Many sites offer free information and have financial resources far greater than ours, thus giving them a distinct advantage over us because they can afford to offer free information, as they have other sources of revenues and we have to rely only on subscriber fees. In addition, these companies may have better marketing and distribution channels. There can be no assurance that we will be able to compete effectively in this highly competitive industry, which could have a material adverse impact upon market acceptance of our website and the information we wish to disseminate.

Our main, existing and potential competitors for real estate professionals and service providers, homebuyers, homeowners, sellers and renters and related content include:

o Web sites offering real estate listings together with other related services, such as Apartments.com, Microsoft's HomeAdvisor, NewHomeNetwork.com, Move.com and RentNet; CyberHomes, HomeSeekers, Homes.com, Homestore.com.
o Web sites offering real estate and mortgage related content and services such as mortgage calculators and information on the home buying, selling and renting processes, such as IndyMac Bank Home Lending, LoansDirect, Mortgagebot.com, PHH Mortgage Services, Countrywide Home Loans, Infoloan.com, Quicken Loans, East West Mortgage, Washington Mutual Mortgage, E-Loan, Alliance Mortgage, FiNet.com, MortgageIT.com, First Union, GMAC Mortgage, ditech.com, SFNB, Nexstar, Regions Mortgage, LoanSurfer.com
o General-purpose consumer web sites, such as AltaVista and Yahoo! that also offer real estate-related content; and
o   Traditional print media such as newspapers and magazines.

OUR COMPETITIVE POSITION
We believe competition takes place on many levels, including pricing, convenience in obtaining mortgage information and loans, specialization, breadth of product offerings and lending sources. Our intent is to brand ourself as one of the leading online interactive mortgage/financing magazine offering an all in one "one stop mortgage shop" for consumers interested in information on financing or refinancing their home regionally and nationally. We intend to serve as a content aggregator for related information on the Internet, an unbiased comprehensive information source, as well as marketplace and facilitator for mortgage financings, loans and other services related to the home real estate industry.

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

We expect that our operations will depend on a number of third parties over which we will have limited control. Specifically, we do not plan to own an Internet gateway, but instead we will rely on a third-party, independent and unrelated Internet Service Provider to host our website. We may experience interruptions in our website connection and our telecommunications access due to our reliance upon third parties. This could result in loss of business and revenues. We anticipate that we will use software that is dependent on an operating system, database and server software developed and produced by and licensed by independent third parties. we may discover errors and defects in this third party software and rely on the third parties to correct these errors and defects in a timely manner. Accordingly, continuous or prolonged interruptions in our website connection or in our telecommunications access would have an adverse effect upon consumer perception of our ability to provide information in a timely and efficient manner.

A significant barrier to entry in the area of electronic commerce and communications is the secure transmission of confidential information over public networks. We will rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we may use to protect customer transaction data. If any compromise of our security were to occur, potential users may lack confidence in our site and our ability to protect their commerce information, such as credit card information, billing address, etc. Furthermore, we may be subject to damage claims from our users or others.

A party who is able to circumvent our security measures could misappropriate proprietary information. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the World Wide Web in particular, especially as a means of conducting commercial transactions. To the extent that our future activities or those of third party contractors whom we may use involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation. There can be no assurance that we will be able to implement security measures that will prevent security breaches.

SOURCES AND AVAILABILITY OF RAW MATERIALS.
As of the date of this prospectus, we have no need for raw materials or suppliers.

CUSTOMER BASE.
As of the date of this prospectus, we have no customers. If we are able to establish a customer base in the future, we do not anticipate we will depend on one or a few major customers. There can be no assurance that this assumption is correct.

INTELLECTUAL PROPERTY.
We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interests, except for the web domain name mortgagecommunicator.com.

GOVERNMENTAL REGULATION ISSUES.

We are not now affected by direct government regulation. However, we are affected by laws, rules and regulations directly applicable to access to or commerce on the Internet generally. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition.

Moreover, the interpretation of sales tax, libel and personal privacy laws applied to Internet commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

RESEARCH AND DEVELOPMENT.

To date, we have not undergone any research and development, except hat required to put up our website.

ENVIRONMENTAL LAW COMPLIANCE.

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

EMPLOYEES.

We currently have one employee, James Charuk, our president and a director, who works for our corporation part-time. We have no employment contracts and our employee is not a union member or affected by labor contracts.

REPORTS TO SECURITY HOLDERS.

After the effective date of this registration statement, we will be a reporting company under the requirements of the Exchange Act and will file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report will contain the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

Copies of the material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

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

We are a development stage company. We are unable to satisfy cash requirements without management's financial support or other funding. Our management and certain investors have made $50,100 of capital contributions to our business. In March, 2002 the company has received $11,480 for promotional and consulting services. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Over the next twelve months, --we plan to further develop our web site to provide mortgage related information. Specifically, during the next 12 months, we anticipate focusing our efforts on the following specific areas of operations:

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

The cash available for operations after paying offering expenses will be in the sum of $6,077. This cash will be used to fund operations until approximately until the end of July 31, 2002. The Company's overhead and operating expenses, are expected to be as follows:

1. Internet Marketing - $400/month
2. Subscriber Credit Card Processing - $200 set-up; $100/month
3. Web Site Maintenance- $200/month
4. Payment for web site content - $725/month
5. Office/phone/fax/internet - Free (provided by eRealty.com)

Our future capital requirements will also depend on one or more of the following factors:

o   market acceptance of our services;
o   the extent and progress of our research and development programs;
o   competing technological and market developments; and
o   the costs of commercializing our services.

There can be no assurance that funding will be available on favorable terms to permit successful commercialization of our website or be successful in our. business operations.

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

Until such time as our website is fully developed, we do not expect to have any significant revenues from our operations. We anticipate that if our website becomes fully operational, we will generate revenues from the sale of subscriptions to the website and though the sale of advertisements. There is no assurance that we will be successful in selling subscriptions or advertising for our website. We have no other sources of revenue. Therefore,, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

If our company or its management receives proceeds from the sales of the securities by the selling security shareholders, which neither the company nor its management has any intent to do, those persons may have conducted an illegal distribution of our securities and may be deemed underwriters. Accordingly, they will have liability for any material misrepresentations or omissions in this document and otherwise in the offer and sale of securities.

We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

The principal uses of capital received by us to date ($61,580), are as follows:



Auditors                         $ 6,019.60
Legal                            $   836.70
Information Service contract     $ 2,700.00
Business Plan development        $24,491.65
Website design                   $ 2,000.00
Filing Fees                      $ 2,825.00
Office and miscellaneous         $   321.53
Transfer Agent                   $   658.00
Other consultants                $ 1,246.00
Promotion                        $ 3,500.00
Marketing                        $10,904.52
Cash on hand                     $ 6.077.00

                                 ----------
                                 $61,580.00

PART II  OTHER INFORMATION


         ITEM 7.  SIGNATURES



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SMI PRODUCTS, INC.



Date:  May 17, 2002               By: /s/ JAMES CHARUK
       ____________               ________________________________
                                  James Charuk,
                                  President, Chairman and Director



                                  By: /s/ CYNTHIA CARTER
                                  _________________________________________
                                  Cynthia Carter
                                  Secretary, Treasurer, C.F.O. and Director