Form 10QSB
period 2002-06-30
SMI PRODUCTS INC
filed 2002-08-14
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the Quarter year ended June 30, 2002


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


                                 (713) 265-8660
               __________________________________________________
               Registrant's telephone number, including area code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

Securities registered under Section 12(g) of the Exchange Act:

There are 7,551,000 shares of common stock outstanding as of June 30, 2002.

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION

              ITEM  1      FINANCIAL STATEMENTS

              ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
                           FINANCIAL CONDITION

PART II       OTHER INFORMATION

              ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

              ITEM 7       SIGNATURES

                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2002

                             (Stated in US Dollars)

                                   (UNAUDITED)



                             SEE ACCOMPANYING NOTES
                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                            June 30,      December 31,
                                                              2002            2001
                                                            ________      ____________
                                     ASSETS

Current
   Cash                                                     $    115        $    156
   Advance receivable                                             87              87
                                                            ________        ________
                                                            $    202        $    243
                                                            ========        ========

                                   LIABILITIES
Current
   Accounts payable                                         $  9,312        $  8,285
   Due to related party                                          900             900
   Loan payable                                                2,184               -
                                                            ________        ________
                                                              12,396           9,185
                                                            ________        ________
                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
25,000,000 shares authorized, 7,551,000 shares issued          7,551           7,551
Additional paid-in capital                                    43,049          43,049
Deficit accumulated during the development stage             (62,794)        (59,542)
                                                            ________        ________
                                                             (12,194)         (8,942)
                                                            ________        ________
                                                            $    202        $    243
                                                            ========        ========
Nature and Continuance of Operations - Note 1



                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                      INTERIM STATEMENTS OF OPERATIONS for
             the three and six month periods ended June 30, 2002 and
                                      2001
             and June 17, 1996 (Date of Inception) to June 30, 2002
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                 June 17, 1996
                                                                                                    (Date of
                                        Three months ended              Six months ended         Inception) to
                                             June 30,                       June 30,                June 30,
                                        2002           2001            2002            2001            2002
                                     __________     __________      __________      __________   _____________

Revenue                              $        2     $        -      $   11,484      $        -     $ 11,484
                                     __________     __________      __________      __________     ________
Expenses
   Amortization                               -             33               -              83        1,000
   Audit fees                             2,682          1,822           3,353           6,542       15,967
   Business plan                              -              -               -               -       10,114
   Consulting                             5,000              -           5,000               -       16,878
   Filing and legal                       1,568          2,221           1,568           4,568        6,675
   Marketing (recovery)                       -           (900)              -             473       10,905
   Office and miscellaneous               1,787            167           2,247             167        2,430
   Promotion and entertainment                -              -           3,500               -        3,500
   Transfer agent                           602              -           1,260               -        1,460
   Travel                                     -              -               -             650          650
   Website costs                              -          2,250               -           2,250        6,891
                                     __________     __________      __________      __________     ________
                                         11,639          5,593          16,928          14,733       76,470
                                     __________     __________      __________      __________     ________
Loss before the following               (11,637)        (5,593)         (5,444)        (14,733)     (64,986)
Write-off of accounts payable             2,192              -           2,192               -        2,192
                                     __________     __________      __________      __________     ________
Net loss                             $   (9,445)    $   (5,593)     $   (3,252)     $  (14,733)    $(62,794)
                                     ==========     ==========      ==========      ==========     ========
Net loss per share                   $     0.00     $     0.00      $     0.00      $     0.00
                                     ==========     ==========      ==========      ==========
Weighted average shares
 outstanding                          7,551,000      7,551,000       7,551,000       7,551,000
                                     ==========     ==========      ==========      ==========




                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                      INTERIM STATEMENTS OF CASH FLOWS for
             the three and six month periods ended June 30, 2002 and
                                      2001
             and June 17, 1996 (Date of Inception) to June 30, 2002
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                 June 17, 1996
                                                                                                    (Date of
                                        Three months ended              Six months ended         Inception) to
                                             June 30,                       June 30,                June 30,
                                        2002           2001            2002            2001            2002
                                     __________     __________      __________      __________   _____________

Cash flows used in operating
 activities
Net loss                             $   (9,445)    $   (5,593)     $   (3,252)     $  (14,733)    $(62,794)
Adjustment to reconcile net loss to
 net cash used in operations
   Amortization                               -             33               -              83        1,000
   Prepaid expense                            -          1,350               -            (450)           -
   Advance receivable                         -              -               -             913          (87)
   Accounts payable                       1,299          2,610           1,027           2,610        9,312
                                     __________     __________      __________      __________     ________
Net cash used in operating
 activities                              (8,146)        (1,600)         (2,225)        (11,577)     (52,569)
                                     __________     __________      __________      __________     ________
Cash flow used in investing activity
   Organization costs                         -              -               -               -       (1,000)
                                     __________     __________      __________      __________     ________
Net cash used in investing activity           -              -               -               -       (1,000)
                                     __________     __________      __________      __________     ________
Cash flows provided by financing
 activities
   Common stock issued for cash               -              -               -               -       50,600
   Due to related party                       -              -               -               -          900
   Loan payable                           2,184              -           2,184               -        2,184
                                     __________     __________      __________      __________     ________
Net cash provided by financing
 activities                               2,184              -           2,184               -       53,684
                                     __________     __________      __________      __________     ________
Net increase (decrease) in cash          (5,962)        (1,600)            (41)        (11,577)         115

Cash, beginning of period                 6,077          3,201             156          13,178            -
                                     __________     __________      __________      __________     ________
Cash, end of period                  $      115     $    1,601      $      115      $    1,601     $    115
                                     ==========     ==========      ==========      ==========     ========
Supplemental disclosure of cash
 flow information
   Cash paid for:
     Interest                        $        -     $        -      $        -      $        -     $      -
                                     ==========     ==========      ==========      ==========     ========
     Income taxes                    $        -     $        -      $        -      $        -     $      -
                                     ==========     ==========      ==========      ==========     ========




                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDER'S EQUITY
              from the period June 17, 1996 (Date of Inception) to
                                  June 30, 2002
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                          Deficit
                                                                                          Accumulated
                                                                                          During the
                                            Number                      Contributed       Development
                                           of Shares       Amount         Surplus         Stage             Total
                                           _________       ______       ___________       ___________      ________


Issued for services
 - at $0.00002                             5,000,000       $    1        $     99          $      -        $    100

Net loss for the period                            -            -               -              (117)           (117)
                                           _________       ______        ________          ________        ________
Balance, December 31, 1996                 5,000,000            1              99              (117)            (17)

Net loss for the year                                                                          (200)           (200)
                                           _________       ______        ________          ________        ________
Balance, December 31, 1997                 5,000,000            1              99              (317)           (217)

Net loss for the year                                                                          (200)           (200)
                                           _________       ______        ________          ________        ________
Balance, December 31, 1998                 5,000,000            1              99              (517)           (417)

Net loss for the year                                                                          (200)           (200)
                                           _________       ______        ________          ________        ________
Balance, December 31, 1999                 5,000,000            1              99              (717)           (617)
Stock split                                        -        4,999          (4,999)                -               -
Issued for cash        - at $0.01          2,500,000        2,500          22,500                 -          25,000
                       - at $0.50             51,000           51          25,449                 -          25,500

Net loss for the year                              -            -               -           (36,522)        (36,522)
                                           _________       ______        ________          ________        ________
Balance, December 31, 2000                 7,551,000        7,551          43,049           (37,239)         13,361

Net loss for the period                            -            -               -           (22,303)        (22,303)
                                           _________       ______        ________          ________        ________
Balance, December 31, 2001                 7,551,000         7,551         43,049           (59,542)         (8,942)

Net loss for the period                            -            -               -            (3,252)         (3,252)
                                           _________       ______        ________          ________        ________
Balance, June 30, 2002                     7,551,000       $7,551        $ 43,049          $(62,794)       $(12,194)
                                           =========       ======        ========          ========        ========




The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.


                             SEE ACCOMPANYING NOTES

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 June 30, 2002 (Unaudited) and December 31, 2001
                             (Stated in US Dollars)
                                   (UNAUDITED)


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

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $62,794 since inception and has a working capital deficiency of $12,194 at June 30, 2002. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2002 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2002 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

              The results of operations for the period ended June 30, 2002 are not indicative of the results that may be expected for the full year.

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

Because significant u-front advertising, sales, and other expenses are required to develop and maintain our web site, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. We expect that our total additional website development costs will be approximately $10,000, based on the following estimated costs:

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

We generated $11,484 in revenues for the six-month period ended June 30, 2002 as compared to $0 for the six month period ended June 30, 2001. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total operating expenses for the six months ended June 30, 2002 were $16,928. This represents an increase of $2,195 in total operating expenses from the comparable six-month period ended June 30, 2001, when we recorded total operating expenses of $14,733. The principal operating expenses for the period ended June 30, 2002 were related to audit fees ($3,353), consulting fees ($5,000), promotion ($3,500) and office and miscellaneous ($2,247).

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


PART II       OTHER INFORMATION

              ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              Exhibit     Description

                99        Certification

              ITEM 7. SIGNATURES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SMI PRODUCTS, INC.



Date: August 12, 2002                 By:/s/ JAMES CHARUK
                                      __________________________________________
                                      James Charuk,
                                      President, Chairman and Director


                                      By:/s/ CYNTHIA CARTER
                                      __________________________________________
                                      Cynthia Carter
                                      Secretary, Treasurer, C.F.O. and Director