Form 10QSB
period 2002-09-30
SMI PRODUCTS INC
filed 2002-11-14
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the Quarter year ended September 30, 2002


                        Commission File Number: 333-55166


                               SMI PRODUCTS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


        Nevada                                           88-0363465
________________________                    ____________________________________
 (State of organization)                    (I.R.S. Employer Identification No.)


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

There are 7,551,000 shares of common stock outstanding as of September 30, 2002.

                                TABLE OF CONTENTS
                                _________________


PART I        FINANCIAL INFORMATION

              ITEM  1      FINANCIAL STATEMENTS

              ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
                           FINANCIAL CONDITION

PART II       OTHER INFORMATION

              ITEM 7       SIGNATURES

                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2002

                             (Stated in US Dollars)

                                   (UNAUDITED)


                             SEE ACCOMPANYING NOTES
                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                    September 30,     December 31,
                                                                        2002             2001
                                                                    _____________    _____________

                                     ASSETS

Current
   Cash                                                              $        69      $       156
   Advance receivable                                                         87               87
                                                                    _____________     ____________
                                                                     $       156      $       243
                                                                    =============     ============

                                   LIABILITIES
Current
   Accounts payable                                                  $     7,751      $     8,285
   Due to related party                                                    7,430              900
   Loan Payable                                                            5,732
                                                                    _____________     ____________
                                                                          20,913            9,185

                              STOCKHOLDERS' EQUITY
Common stock, $0.001 par value
    25,000,000 shares authorized
     7,551,000 shares issued                                               7,551            7,551
Additional paid-in capital                                                43,049           43,049
Deficit accumulated during the development stage                         (71,357)         (59,542)
                                                                    _____________     ____________
                                                                         (20,757)          (8,942)
                                                                    _____________     ____________
                                                                     $       156      $       243
                                                                    =============     ============

Nature and Continuance of Operations - Note 1


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
     for the three and nine month periods ended September 30, 2002 and 2001 and June 17, 1996 (Date of Inception) to September 30, 2002
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                            June 17, 1996
                                                                                                               (Date of
                                                  Three months ended              Nine months ended         Inception) to
                                                    September 30,                   September 30,           September 30,
                                                 2002           2001            2002            2001             2002
                                            _____________  _____________    _____________   _____________  _______________

Revenue                                     $           -             -           11,484               -          11,484
                                            _____________  _____________    _____________   _____________  _______________

Expenses
   Amortization                             $           -  $           -   $           -   $          83   $       1,000
   Audit fees                                        1043          2,772           4,396           9,314          17,010
   Business plan                                        -              -               -               -          10,114
   Consulting                                       3,000              -           8,000               -          19,878
   Filing and legal                                 1,416          1,054           2,984           5,622           8,091
   Marketing                                            -              -               -             473          10,905
   Office and miscellaneous                         2,429             72           4,676             239           4,859
   Promotion                                            -              -           3,500               -           3,500
   Transfer Agent                                     675              -           1,935                           2,135
   Travel                                               -              -               -             650             650
   Website costs                                        -            842               -           3,092           6,891
                                            _____________  _____________    _____________   _____________  _______________
Net loss                                    $       8,563  $       4,740   $      25,491   $      19,473   $      85,033
                                            _____________  _____________    _____________   _____________  _______________

Loss before the following                   $      (8,563) $      (4,740)  $     (14,007)  $   (19,473)    $     (73,549)
Write-off of accounts payable               $           -  $           -   $       2,192   $         -     $       2,192
                                            =============  =============    =============   =============  ===============

Net loss                                    $      (8,563) $       (4,740) $     (11,815)  $   (19,473)    $     (71,357)

Net loss per share                          $        0.00  $        0.00   $        0.00   $        0.00
                                            =============  =============    =============   =============  ===============

Weighted average shares outstanding             7,551,000      7,551,000       7,551,000       7,551,000
                                            =============  =============    =============   =============


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDER'S EQUITY
     from the period June 17, 1996 (Date of Inception) to September 30, 2002
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                             DEFICIT
                                                                                           ACCUMULATED
                                                                                            DURING THE
                                              NUMBER                       CONTRIBUTED      DEVELOPMENT
                                             OF SHARES        AMOUNT         SURPLUS           STAGE           TOTAL
                                           ______________  ____________  _____________    _____________    ______________
Issued for services
- at $0.00002                               5,000,000       $       1     $         99     $           -    $        100

Net loss for the period                            -                -                 -             (117)           (117)
                                           ______________  ____________  ______________    _____________    _____________
Balance, December 31, 1996                  5,000,000               1                99             (117)            (17)

Net loss for the year                                                                               (200)           (200)
                                           ______________  ____________  ______________    _____________    _____________
Balance, December 31, 1997                  5,000,000               1                99             (317)           (217)

Net loss for the year                                                                               (200)           (200)
                                           ______________  ____________  ______________    _____________    _____________
Balance, December 31, 1998                  5,000,000               1                99             (517)           (417)

Net loss for the year                                                                               (200)           (200)
                                           ______________  ____________  ______________    _____________    _____________
Balance, December 31, 1999                  5,000,000               1                99             (717)           (617)
Stock split                                         -           4,999            (4,999)               -               -
Issued for cash        - at $0.01           2,500,000           2,500            22,500                -          25,000
                       - at $0.50              51,000              51            25,449                -          25,500

Net loss for the year                               -               -                 -          (36,522)        (36,522)
                                           ______________  ____________  ______________    _____________    _____________
Balance, December 31, 2000                  7,551,000           7,551            43,049          (37,239)         13,361

Net loss for the period                             -               -                 -          (22,303)        (22,303)
                                           ______________  ____________  ______________    _____________    _____________
Balance, December 31, 2001                  7,551,000            7,551           43,049          (59,542)         (8,942)

Net Income(loss)for the period                      -               -                -           (11,815)        (11,815)

Balance, September 30, 2002                 7,551,000       $    7,551    $       43,049   $     (71,357)   $    (20,757)
                                           ==============  ============  ===============   ==============  ==============

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.

                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
     for the three and nine month periods ended September 30, 2002 and 2001 and June 17, 1996 (Date of Inception) to September 30, 2002
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                                                  June 17, 1996
                                                                                                                    (Date of
                                                       Three months ended             Nine months ended           Inception) to
                                                         September 30,                  September 30,             September 30,
                                                     2002            2001            2002            2001              2002
                                                  __________      ___________     _________     ___________       _____________
Cash flows used in operating activities
  Net loss                                        $  ( 8,563)     $    (4,740)    $ (11,815)    $   (19,473)         $  (71,357)
  Adjustment to reconcile net loss to
   net cash used in operations
   Amortization                                            -                -                            83               1,000
   Prepaid expense                                         -              450             -               -                   -
   Advance receivable                                      -                -             -             913                 (87)
   Accounts payable                                   (1,561)           3,430          (534)          6,040               7,751
                                                  __________      ___________     _________     ___________          __________
Net cash used in operating activities                (10,124)            (860)      (12,349)        (12,437)            (62,693)
                                                  __________      ___________     _________     ___________          __________


Cash flow used in investing activity
   Organization costs                                      -                -             -               -              (1,000)
                                                  __________      ___________     _________     ___________          __________
Net cash used in investing activity                        -                -             -               -              (1,000)
                                                  __________      ___________     _________     ___________          __________
Cash flows provided by financing  activities
   Common stock issued for cash                            -                -             -               -              50,600
   Due to related party                                6,530                -         6,530               -               7,430
   Loan Payable                                        3,548                          5,732               -               5,732
                                                  __________      ___________     _________     ___________          __________
Net cash provided by financing activities             10,078                -        12,262                              63,762
                                                  __________      ___________     _________     ___________          __________
Net increase (decrease) in cash                         ( 46)            (860)          (87)        (12,437)                 69

Cash, beginning of period                                115            1,601           156          13,178                   -
                                                  __________      ___________     _________     ___________          __________
Cash, end of period                               $       69      $       741     $      69     $       741          $       69
                                                  ==========      ===========     =========     ===========          ==========
Supplemental disclosure of cash flow information
   Cash paid for:
     Interest                                     $        -      $         -     $       -     $         -          $        -
                                                  ==========      ===========     =========     ===========          ==========
     Income taxes                                 $        -      $         -     $       -     $         -          $        -
                                                  ==========      ===========     =========     ===========          ==========

                             SEE ACCOMPANYING NOTES

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
              September 30, 2002 (Unaudited) and December 31, 2001
                             (Stated in US Dollars)
                                   (UNAUDITED)

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

         These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $71,357 since inception and has a working capital deficiency of $20,757 at September 30, 2002. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2002 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2002 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2   BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared by the SMI Products, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements for the Company for the fiscal year ended December 31, 2000, as filed with the United States Securities and Exchange Commission.

         The results of operations for the period ended September 30, 2002 are not indicative of the results that may be expected for the full year.

Note 3   REVENUE RECOGNITION

         Revenue from advertising is recognized when earned, upon receipt of a non-cancellable contract and collection is reasonable assured.

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

We generated $11,484 in revenues for the nine month period ended September 30, 2002 as compared to $0 for the nine month period ended September 30, 2001. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total operating expenses for the nine months ended September 30, 2002 were $25,491. This represents an increase of $6,018 in total operating expenses from the comparable nine month period ended September 30, 2001, when we recorded total operating expenses of $19,473. The principal operating expenses for the period ended September 30, 2002 were related to audit fees ($4,396), consulting fees ($8,000), promotion ($3,500) and office and miscellaneous ($4,676).

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

PART II  EXHIBITS

         99.1   Written Certification of Chief Executive Officer
         99.2   Written Certification of Chief Financial Officer

PART II  OTHER INFORMATION

         ITEM 7. SIGNATURES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SMI PRODUCTS, INC.



Date: November 13, 2002                By:/s/ JAMES CHARUK
      _________________               __________________________________
                                       James Charuk,
                                       President, Chairman and Director


                                       By:/s/ CYNTHIA CARTER
                                       _________________________________________
                                       Cynthia Carter
                                       Secretary, Treasurer, C.F.O. and Director

                                  CERTIFICATION


I, James Charuk, as the Chief Executive Officer of SMI Products, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of SMI Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                            /s/ JAMES CHARUK
                                                    ___________________________
                                                        James Charuk
                                                        Chief Executive Officer
                                                        SMI Products, Inc.


                                  CERTIFICATION

I, Cynthia Carter, as the Chief Financial Officer of SMI Products, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of SMI Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                            /s/ CYNTHIA CARTER
                                                    ___________________________
                                                        Cynthia Carter
                                                        Chief Financial Officer
                                                        SMI Products, Inc.