Form 10KSB
period 2002-12-31
SMI PRODUCTS INC
filed 2003-04-15
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                            For the fiscal year ended
                                December 31, 2002


                                SMI PRODUCTS INC
                 ______________________________________________
                 (Name of small business issuer in its charter)


                             SEC FILE NO. 333-55166
                                          _________

            NEVADA                                       88-0363465
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                               3503 CEDAR LOCUST
                               SUGARLAND, TX 77479
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


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

On April 11, 2003, there was an aggregate market value of the voting stock held by non-affiliates of the Registrant of $3,000,000. There is a public market for the stock.

There were 7,551,000 shares of common stock $.001 par value outstanding as of April 12, 2003.

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

                                    BUSINESS

The Company has entered into an agreement to acquire Nu Age Electric, however, due diligence is ongoing and the transaction has not yet closed. The Company currently has a web site at the URL mortgagecommunicator.com. The Company registered a domain name, and has a hosting service for mortgagecommunicator.com. To date, the company has been unsuccessful in its business operation.

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

IF THE COMPANY ISSUES FUTURE SHARES, PRESENT INVESTORS' PER SHARE VALUE WILL BE DILUTED.

The Company is authorized to issue maximum stock of 25,000,000 common shares. As of December 31, 2002, there were 7,551,000 common shares issued and outstanding. The Board of Directors has authority to issue the balance of 17,449,000 shares of our authorized stock without shareholder consent, on terms and conditions set in the discretion of the Board, which may dilute the value of your stock.

OUR PRINCIPAL STOCKHOLDER CONTROLS OUR COMPANY.

Our principal stockholder president and Director, James Charuk, currently, owns approximately 66% of our common stock. Therefore, he will have significant influence over all matters requiring approval by our stockholders, but not requiring the approval of the minority stockholders. In addition, James Charuk will be able to elect all of the members of our Board of Directors, allowing him to exercise significant control of our affairs and management. In addition, James Charuk may affect most corporate matters requiring stockholder approval by written consent, without a duly-noticed and duly-held meeting of stockholders.

IF THE COMPANY LOSE ANY OF ITS KEY PERSONNEL, OUR BUSINESS WOULD BE IMPAIRED. Our success is heavily dependent upon the continued active participation of our President CFO,and chief executive officer, James Charuk. Loss of his services could have a material adverse effect upon our business development. The Company does not maintain "key person" life insurance on James Charuk's life. The Company does not have a written employment agreement with James Charuk. There can be no assurance that the Company will be able to recruit or retain other qualified personnel, should it be necessary to do so.

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

PART II


        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information. Our common stock is traded on the OTC Bulletin Board, of the N.A.S.D.. There is limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed. The OTCBB securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTCBB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over-the-counter stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of December 31, 2002, there were approximately 60 holders of record of our common stock.


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

The principal uses of capital received by us to date ($50,100), are as follows:

Auditors                                    $ 4,719.60
Legal                                       $   836.70
Information Service Contract                $ 2,700.00
Business Plan Development                   $24,481.65
WEBSITE design                              $ 2,000.00
Other consultants                           $ 1,246.00
Marketing                                   $10,904.52
Misc.                                       $ 3,196.53
Cash on hand                                $    15.00
                                            __________
TOTAL                                       $50,100.00

                          ITEM 7. FINANCIAL STATEMENTS


                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                             (STATED IN US DOLLARS)

Terry Amisano Ltd.                                            Amisano Hanson
Kevin Hanson, CA                                           Chartered Accountants


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders,
SMI Products, Inc.


We have audited the accompanying balance sheets of SMI Products, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' deficiency and cash flows for each of the years in the two year period ended December 31, 2002 and from June 17, 1996 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of SMI Products, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2002 and from June 17, 1996 (Date of Inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                            "AMISANO HANSON"
March 31, 2003                                             Chartered Accountants


750 West Pender Street, Suite 604                      Telephone: 604-689-0188
Vancouver Canada                                       Facsimile: 604-689-9773
V6C 2T7                                                E-mail: amishan@telus.net

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2002 and 2001
                             (Stated in US Dollars)


                                                       2002         2001
                                                     ________     ________
                                     ASSETS


Current
   Cash                                              $     25     $    156
   Advance receivable - Note 3                              -           87
                                                     ________     ________
                                                     $     25     $    243

                                   LIABILITIES
Current
   Accounts payable                                  $  9,465     $  8,285
   Due to related parties - Note 4                      7,430          900
   Loans payable - Note 5                               7,659            -
                                                     ________     ________
                                                       24,554        9,185
                                                     ________     ________

                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
   25,000,000 shares authorized
   7,551,000 shares issued (2001:  7,551,000)           7,551        7,551
Additional paid-in capital                             43,049       43,049
Deficit accumulated during the development stage      (75,129)     (59,542)
                                                     ________     ________
                                                      (24,529)      (8,942)
                                                     ________     ________
                                                     $     25     $    243
                                                     ========     ========

Nature and Continuance of Operations - Note 1


                             SEE ACCOMPANYING NOTES

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2002 and 2001
         and from June 17, 1996 (Date of Inception) to December 31, 2002
                             (Stated in US Dollars)


                                                                   June 17, 1996
                                                                     (Date of
                                                                   Inception) to
                                       Years ended December 31,    December 31,
                                          2002          2001           2002
                                       __________    __________    _____________

Revenue                                $   11,484    $        -       $ 11,484

Expenses
   Audit and accounting fees                6,032        10,614         18,646
   Business plan                                -             -         10,114
   Consulting fees                          8,000             -         19,878
   Filing and legal fees                    3,473         5,107          8,580
   Marketing                                    -           473         10,905
   Office and miscellaneous                 3,215           287          3,400
   Organization costs                           -            83          1,000
   Promotion and entertainment              3,500             -          3,500
   Transfer agent fees                      2,854           200          3,054
   Travel                                       -           648            648
   Website costs                            2,189         4,891          9,080
                                       __________    __________       ________
                                           29,263        22,303         88,805
                                       __________    __________       ________
Loss before the following                 (17,779)      (22,303)       (77,321)
Write-off of accounts payable               2,192             -          2,192
                                       __________    __________       ________
Net loss                               $  (15,587)   $  (22,303)      $(75,129)
                                       ==========    ==========       ========
Basic loss per share                   $     0.00    $     0.00
                                       ==========    ==========
Weighted average shares outstanding     7,551,000     7,551,000
                                       ==========    ==========


                             SEE ACCOMPANYING NOTES

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2002 and 2001
         and from June 17, 1996 (Date of Inception) to December 31, 2002
                             (Stated in US Dollars)


                                                                   June 17, 1996
                                                                     (Date of
                                                                   Inception) to
                                       Years ended December 31,    December 31,
                                          2002          2001           2002
                                       __________    __________    _____________


Cash flows used in operating activities
Net loss                               $ (15,587)    $ (22,303)      $ (75,129)
Adjustment to reconcile net loss to
  net cash used in operations
   Amortization                                -            83           1,000
   Advance receivable                         87           913               -
   Accounts payable                        1,180         8,285           9,465
                                       _________     _________       _________
Net cash used in operating activities    (14,320)      (13,022)        (64,664)
                                       _________     _________       _________
Cash flow used in investing activities
   Organization costs                          -             -          (1,000)
                                       _________     _________       _________
Net cash used in investing activity            -             -          (1,000)
                                       _________     _________       _________
Cash flows provided by financing
  activities
    Common stock issued for cash               -             -          50,600
    Due to related party                   6,530             -           7,430
    Loan payable                           7,659             -           7,659
                                       _________     _________       _________
Net cash provided by financing activity   14,189             -          65,689
                                       _________     _________       _________
Net increase (decrease) in cash             (131)      (13,022)             25

Cash, beginning of period                    156        13,178               -
                                       _________     _________       _________
Cash, end of period                    $      25     $     156       $      25
                                       =========     =========       =========
Supplemental disclosure of cash flow
  information
    Cash paid for:
      Interest                         $       -     $       -       $       -
                                       =========     =========       =========
      Income taxes                     $       -     $       -       $       -
                                       =========     =========       =========


                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDER'S DEFICIENCY
     from the period June 17, 1996 (Date of Inception) to December 31, 2002
                             (Stated in US Dollars)


                                                                            Deficit
                                                                          Accumulated
                                                                          During the
                                       Number                Contributed  Development
                                      of Shares     Amount     Surplus       Stage       Total
                                      _________     ______   ___________  ___________    _____

Issued for services
  - at $0.00002                       5,000,000     $    1     $    99     $      -     $    100

Net loss for the period                       -          -           -         (117)        (117)

Balance, December 31, 1996            5,000,000          1          99         (117)         (17)

Net loss for the year                                                          (200)        (200)

Balance, December 31, 1997            5,000,000          1          99         (317)        (217)

Net loss for the year                                                          (200)        (200)

Balance, December 31, 1998            5,000,000          1          99         (517)        (417)

Net loss for the year                                                          (200)        (200)

Balance, December 31, 1999            5,000,000          1          99         (717)        (617)
Stock split                                   -      4,999      (4,999)           -            -
Issued for cash        - at $0.01     2,500,000      2,500      22,500            -       25,000
                       - at $0.50        51,000         51      25,449            -       25,500

Net loss for the year                         -          -           -      (36,522)     (36,522)

Balance, December 31, 2000            7,551,000      7,551      43,049      (37,239)      13,361

Net loss for the year                         -          -           -      (22,303)     (22,303)

Balance, December 31, 2001            7,551,000      7,551      43,049      (59,542)      (8,942)

Net loss for the year                         -          -           -      (15,587)     (15,587)

Balance, December 31, 2002            7,551,000     $7,551     $43,049     $(75,129)    $(24,529)


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


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                             (Stated in US Dollars)


Note 1        NATURE AND CONTINUANCE OF OPERATIONS

              The Company was incorporated in the State of Nevada on June 17, 1996.

              The Company is in the development stage and is in the business of internet real estate mortgage services. The Company has developed a website and is in the pre-operating stage. The Company earned revenue from website advertising and is continuing to develop its revenue model.

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $75,129 since inception and has a working capital deficiency of $24,529 as at December 31, 2002. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2003 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2003 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

SMI Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002 and 2001
(Stated in US Dollars) - Page 2


Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - (cont'd)

              BASIC LOSS PER SHARE

              The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the years.

              FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

              The carrying values of cash, advance receivable, accounts payable, due to related parties and loans payable approximate fair value because of the short maturity of those instruments. Unless otherwise noted it is management opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              NEW ACCOUNTING STANDARDS

              Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

              REVENUE RECOGNITION

              Revenue from  advertising is recognized when earned,  upon receipt
              of  a  non-cancellable   contract  and  collection  is  reasonably
              assured.

              WEBSITE COSTS

              The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of the benefit. Costs of operating a web site are expensed as incurred.

Note 3        ADVANCE RECEIVABLE

              The advance receivable, from a non-affiliated party, is unsecured, non-interest bearing with no specific terms for repayment. This advance was provided for future expenses to be incurred on behalf of the Company.

              During the year ended December 31, 2001, $912 was utilized for travel expenses ($648) and legal expenses ($264).

              During the year ended December 31, 2002, $87 was utilized for office expenses.

SMI Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002 and 2001
(Stated in US Dollars) - Page 3


Note 4        DUE TO RELATED PARTIES

              The amount due to related parties is due to directors of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5        LOANS PAYABLE

                                                              2002     2001
                                                             ______    ____

              Unsecured, non-interest bearing with no
              specific terms for repayment.                  $2,184    $ -

              Unsecured, bears interest at 2% per annum,
              due within one year.                            5,475      -
                                                             ______    ___
                                                             $7,659    $ -
                                                             ======    ===

Note 6        DEFERRED TAX ASSETS

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

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                   Total
                                                                 ________
              Deferred Tax Assets
                Net operating loss carryforward                  $ 13,794
                                                                 ========
              Gross deferred tax assets                          $ 13,794
              Valuation allowance for deferred tax asset          (13,794)
                                                                 ________
                                                                 $      -
                                                                 ========

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

SMI Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002 and 2001
(Stated in US Dollars) - Page 4


Note 7        INCOME TAXES

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2002, the Company has net operating loss carryforwards, which expire commencing in 2016 totalling approximately $75,129. The potential tax benefit of these losses, if any, has not been recorded in the financial statements.

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

PART III


      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


(a)  Directors and Officers.
     Our BYLAWS provide that we shall have a minimum of one director and a maximum of nine directors on the board at any one time. Our current directors and executive officers are as follows:

 NAME AND ADDRESS         AGE         POSITIONS HELD

 James M. Charuk          45          President, CFO, and Director,
 Cynthia A. Carter        43          Secretary, Treasurer and Director


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

From 1991 to December 1997, Mr. Charuk served as a principal of Western Atlas International, a Houston, Texas- based company specializing in geosciences and interpretation services for forestry and mining companies. Mr. Charuk's responsibilities included overseeing an annual budget in excess of $14 Million for Western Atlas in the areas of Geosciences and Interpretation Software Systems and Data Analysis.

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

CYNTHIA CARTER

From 1992 to present, Ms. Carter has been sole officer, director and shareholder of White Pine Productions, Inc., a Nevada corporation engaged in direct and integrated marketing strategy and development, WEBSITE development and internet branding in Chicago, IL. Her company concentrates on the branding of new products and services, focusing on Internet marketing. Her clients include The Quaker Oats Company, and major international advertising agencies, such as DDB Needham, Leo Burnett and J. Walter Thompson. Ms. Carter has also been involved in the broadcasting and related F.C.C. industry since 1984. Ms Carter received a B.S. in English from Southwest Missouri State University in 1979. Ms. Carter will devote approximately 5% of her time to the business of the company.

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of DECEMBER 31, 2002, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and by our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.



Security Ownership of Officers and Directors.

TITLE OF                                              NO. OF             NATURE OF           CURRENT
CLASS             NAME & ADDRESS                      SHARES             OWNERSHIP           %OWNED
________          _________________________          _________          ___________          _______

Common            JAMES CHARUK                       5,025,000          Direct Less
                  3503 Cedar Locust                                     than                   66%
                  Sugarland, TX 77479

Common            CYNTHIA CARTER                        10,000          Direct Less
                  1802 North Sheffield Ave.                             than                    1%
                  Chicago, IL 06014

All Officers and Directors as a Group                5,035,000          Direct                 66%
(Approx.) (2 Individuals)


(c) Changes in Control.

THERE ARE CURRENTLY NO ARRANGEMENTS, WHICH WOULD RESULT IN A CHANGE IN CONTROL OF SMI PRODUCTS, INC.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the sale of shares to our officers and directors, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons. We are not a subsidiary of any other company. Our President, JAMES CHARUK, is our only promoter. Mr. Charuk paid the cash sum of $250.00 for his 25,000 shares of Common Stock, and aquired 5.000.000 shares from the founder of the Company.


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

   99.1                 Certification - CEO

   99.2                 Certification - CFO

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 11 ,2002             SMI Products, Inc.



                                  By: /s/ JAMES CHARUK
                                  _____________________________________
                                  James Charuk,
                                  President, CFO, Chairman and Director



                                  By: /s/ CYNTHIA CARTER
                                  __________________________________
                                  Cynthia Carter
                                  Secretary, Treasurer, and Director

                                  CERTIFICATION


I, James Charuk, as the Chief Executive Officer of SMI Products, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of SMI Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 11, 2003                               /s/ JAMES CHARUK
                                                    ___________________________
                                                        James Charuk
                                                        Chief Executive Officer
                                                        SMI Products, Inc.

                                  CERTIFICATION


I, Cynthia Carter, as the Chief Financial Officer of SMI Products, Inc., certify that:

1.  I have reviewed this annual report on Form 10-KSB of SMI Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 11, 2003                               /s/ CYNTHIA CARTER
                                                    ___________________________
                                                        Cynthia Carter
                                                        Chief Financial Officer
                                                        SMI Products, Inc.