Form 10QSB
period 2003-03-31
SMI PRODUCTS INC
filed 2003-05-22
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the Quarter year ended March 31, 2003


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

There are 7,551,000 shares of common stock outstanding as of March 31, 2003.

                                TABLE OF CONTENTS
                                _________________


PART I        FINANCIAL INFORMATION

              ITEM  1      FINANCIAL STATEMENTS

              ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
                           FINANCIAL CONDITION

PART II       OTHER INFORMATION

              ITEM 7       SIGNATURES

PART I        FINANCIAL INFORMATION

              ITEM 1. FINANCIAL STATEMENTS

                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2003

                             (Stated in US Dollars)

                                   (UNAUDITED)



                             SEE ACCOMPANYING NOTES
                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (UNAUDITED)

                          ASSETS March 31, December 31,

                                                                                  2003                2002
                                                                                  ____                ____
Current
   Cash                                                                     $             30    $             25
                                                                            ================    ================

                                   LIABILITIES
Current
   Accounts payable                                                         $          9,092    $          9,465
   Due to related party                                                                7,430               7,430
   Loans payable                                                                      11,754               7,659
                                                                            ________________    ________________

                                                                                      28,276              24,554
                                                                            ________________    ________________

                            STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value
   25,000,000 shares authorized,
   7,551,000 shares issued (December 31, 2002: 7,551,000)                              7,551               7,551
Additional paid-in capital                                                            43,049              43,049
Deficit accumulated during the development stage                               (      78,846)      (      75,129)
                                                                            ________________    ________________

                                                                               (      28,246)      (      24,529)
                                                                            ________________    ________________

                                                                            $             30    $             25
                                                                            ================    ================


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended March 31, 2003 and 2002
          and from June 17, 1996 (Date of Inception) to March 31, 2003
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                 June 17, 1996
                                                                                                    (Date of
                                                                                                 Inception) to
                                                             Three months ended March 31,          March 31,
                                                               2003               2002                2003
                                                               ____               ____                ____

Revenue                                                 $              -   $         11,482    $         11,484
                                                        ________________   ________________    ________________

Expenses
   Audit and accounting fees                                       2,650                671              21,296
   Business plan                                                       -                  -              10,114
   Consulting                                                          -                  -              19,878
   Filing and legal                                                    -                  -               8,580
   Marketing                                                           -                  -              10,905
   Office and miscellaneous                                          325                460               3,725
   Organization costs                                                  -                  -               1,000
   Promotion and entertainment                                         -              3,500               3,500
   Transfer agent                                                    742                658               3,796
   Travel                                                              -                  -                 648
   Website costs                                                       -                  -               9,080
                                                        ________________   ________________    ________________

                                                                   3,717              5,289              92,522
                                                        ________________   ________________    ________________

Income (loss) before the following:                        (       3,717)             6,193       (      81,038)
Write-off of accounts payable                                          -                  -               2,192
                                                        ________________   ________________    ________________

Net income (loss)                                       $  (       3,717)  $          6,193    $  (      78,846)
                                                        ================   ================    ================

Basic income (loss) per share                           $  (        0.00)  $           0.00
                                                        ================   ================

Weighted average shares outstanding                            7,551,000          7,551,000
                                                        ================   ================



                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                              STATEMENTS CASH FLOWS
               for the three months ended March 31, 2003 and 2002
          and from June 17, 1996 (Date of Inception) to March 31, 2003
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                                   June 17, 1996
                                                                                                     (Date of
                                                                                                   Inception) to
                                                              Three months ended March 31,           March 31,
                                                                 2003               2002               2003
                                                                 ____               ____               ____
Cash flows used in operating activities
Net income (loss )                                        $   (       3,717) $           6,193  $   (      78,846)
Adjustment to reconcile net loss to net cash
 used in operations
   Accounts payable                                           (         373)     (         272)             9,092
   Amortization                                                           -                  -              1,000
                                                          _________________  _________________  _________________

Net cash used in operating activities                         (       4,090)             5,921     (       68,754)
                                                          _________________  _________________  _________________

Cash flow used in investing activity
   Organization costs                                                     -                  -     (        1,000)
                                                          _________________  _________________  _________________

Net cash used in investing activity                                       -                  -     (        1,000)
                                                          _________________  _________________  _________________

Cash flows provided by financing activity
   Common stock issued for cash                                           -                  -             50,600
   Due to related party                                                   -                  -              7,430
   Loan payable                                                       4,095                  -             11,754
                                                          _________________  _________________  _________________
Net cash provided by financing activity                               4,095                  -             69,784
                                                          _________________  _________________  _________________

Net increase in cash                                                      5              5,921                 30

Cash, beginning of period                                                25                156                  -
                                                          _________________  _________________  _________________

Cash, end of period                                       $              30  $           6,077  $              30
                                                          =================  =================  =================

Supplemental disclosure of cash flow information:
   Cash paid for:
     Interest                                             $               -  $               -  $               -
                                                          =================  =================  =================

     Income taxes                                         $               -  $               -  $               -
                                                          =================  =================  =================



                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDER'S
                 DEFICIENCY from the period June 17, 1996 (Date
                         of Inception) to March 31, 2003
                             (Stated in US Dollars)
                                   (UNAUDITED)
                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the
                                          Number                          Contributed       Development
                                        of Shares          Amount           Surplus            Stage            Total
                                        _________          ______           _______            _____            _____

Issued for services
 - at $0.00002                             5,000,000  $             1   $            99  $             -   $           100

Net loss for the period                            -                -                 -     (        117)     (        117)
                                        ____________  _______________   _______________  _______________   _______________

Balance, December 31, 1996                 5,000,000                1                99     (        117)     (         17)

Net loss for the year                                                                       (        200)     (        200)
                                        ____________  _______________   _______________  _______________   _______________
Balance, December 31, 1997                 5,000,000                1                99     (        317)     (        217)

Net loss for the year                                                                       (        200)     (        200)
                                        ____________  _______________   _______________  _______________   _______________
Balance, December 31, 1998                 5,000,000                1                99     (        517)     (        417)

Net loss for the year                                                                       (        200)     (        200)
                                        ____________  _______________   _______________  _______________   _______________
Balance, December 31, 1999                 5,000,000                1                99     (        717)     (        617)
Stock split                                        -            4,999      (      4,999)               -                 -
Issued for cash        - at $0.01          2,500,000            2,500            22,500                -            25,000
                       - at $0.50             51,000               51            25,449                -            25,500

Net loss for the year                              -                -                 -     (     36,522)     (     36,522)
                                        ____________  _______________   _______________  _______________   _______________
Balance, December 31, 2000                 7,551,000            7,551            43,049     (     37,239)           13,361

Net loss for the year                              -                -                 -     (     22,303)     (     22,303)
                                        ____________  _______________   _______________  _______________   _______________
Balance, December 31, 2001                 7,551,000            7,551            43,049     (     59,542)     (      8,942)

Net loss for the year                              -                -                 -     (     15,587)     (     15,587)
                                        ____________  _______________   _______________  _______________   _______________
Balance, December 31, 2002                 7,551,000            7,551            43,049     (     75,129)     (     24,529)
Net loss for the period                            -                -                 -     (      3,717)     (      3,717)
                                        ____________  _______________   _______________  _______________   _______________
Balance, March 31, 2003                    7,551,000  $         7,551   $        43,049  $  (     78,846)  $  (     28,246)
                                        ============  ===============   ===============  ===============   ===============

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.


                             SEE ACCOMPANYING NOTES

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2003
                             (Stated in US Dollars)
                                   (UNAUDITED)

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

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $78,846 since inception and has a working capital deficiency of $28,246 at March 31, 2003. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2003 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2003 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2        BASIS OF PRESENTATION

              The accompanying unaudited interim financial statements have been prepared by SMI Products, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements for the Company for the fiscal year ended December 31, 2002, as filed with the United States Securities and Exchange Commission.

              The results of operations for the period ended March 31, 2003 are not indicative of the results that may be expected for the full year.

Note 3        REVENUE RECOGNITION

              Revenue from  advertising is recognized when earned,  upon receipt
              of  a  non-cancellable   contract  and  collection  is  reasonably
              assured.

              ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

DESCRIPTION OF BUSINESS
SMI Products Inc., the "Company" has commenced mortgage information service operations on the Internet. The Company filed and registered a domain name and has developed a website with information services related to the mortgage industry. There can be no assurance that the Company will be successful in developing its operations in this area to the point of generating revenues or profits.

The discussion of our future business is management's best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that our estimated and analysis accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenue and costs difficult and unpredictable.

BUSINESS DEVELOPMENT
The Company was incorporated in the state of Nevada on June 17, 1996, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity. We were inactive from inception until January 2000, when we commenced our current operations.

The Company has entered into an agreement to acquire Nu Age Electric, however, due diligence is ongoing and the transaction has not yet closed.

PRINCIPAL PRODUCTS AND SERVICES
The Company currently has a web site at the URL www.mortgagecommunicator.com. The Company registered a domain name, and has a hosting service for mortgagecommunicator.com. To date, the company has been unsuccessful in its business operation.

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

COMPETITORS
Our main, existing and potential competitors for real estate professionals and service providers, homebuyers, homeowners, sellers and renters and related content include:

- WEB SITES offering real estate listings together with other related services, such as Apartments.com, Microsoft's HomeAdvisor, NewHomeNetwork.com, Move.com and RentNet; CyberHomes, HomeSeekers, Homes.com, Homestore.com.

- WEB SITES offering real estate and mortgage related content and services such as mortgage calculators and information on the home buying, selling and renting processes, such as IndyMac, Bank Home Lending, LoansDirect, Mortgagebot.com, PHH Mortgage Services, Countrywide Home Loans, Infoloan.com, Quicken Loans, East West Mortgage, Washington Mutual Mortgage, E-Loan, Alliance Mortgage, FiNet.com, MortgageIT.com, First Union, GMAC Mortgage, ditech.com, SFNB, Nexstar, Regions Mortgage, LoanSurfer.com

- General-purpose consumer WEB SITES, such as AltaVista and Yahoo! that also offer real estate-related content; and o Traditional print media such as newspapers and magazines.

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

INTELLECTUAL PROPERTY
The Company does not have any trademarks, patents, licenses, royalty agreements, or other proprietary interest, except for the web domain name mortgagecommunicator.com

GOVERNMENTAL REGULATION ISSUES
The Company is not now affected by direct government regulation. However, the Company is affected by laws, rules and regulations directly applicable to access to or commerce on the Internet generally. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition.

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

We generated nil revenues for the three months period ended March 31, 2003, as compared to $11,482 for the three months period ended March 31, 2002. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

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


                                  SMI PRODUCTS, INC.



Date: May 20, 2003                By:/s/ JAMES CHARUK
      ____________                ________________________________
                                  James Charuk,
                                  President, Chairman and Director


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


Date:  May 20, 2003                                 /s/ JAMES CHARUK
                                                    ___________________________
                                                        James Charuk
                                                        Chief Executive Officer
                                                        SMI Products, Inc.

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


Date:  May 20, 2003                                 /s/ CYNTHIA CARTER
                                                    ___________________________
                                                        Cynthia Carter
                                                        Chief Financial Officer
                                                        SMI Products, Inc.