Form 10QSB
period 2003-06-30
SMI PRODUCTS INC
filed 2003-08-14
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       For the Quarter ended June 30, 2003


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

There are 7,551,000 shares of common stock outstanding as of June 30, 2003

                                TABLE OF CONTENTS
                                _________________


PART I        FINANCIAL INFORMATION

              ITEM  1      FINANCIAL STATEMENTS

              ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
                           FINANCIAL CONDITION

PART II       OTHER INFORMATION

              ITEM 7       SIGNATURES

                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2003

                             (Stated in US Dollars)

                                   (UNAUDITED)



                             SEE ACCOMPANYING NOTES
                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (UNAUDITED)



                                                                              (Unaudited)          (Audited)
                                                   ASSETS                       June 30,          December 31,
                                                   ______                        2003                2002
                                                                                 ____                ____

Current
   Cash                                                                     $             35    $             25
                                                                            ================    ================

                                   LIABILITIES
Current
   Accounts payable                                                         $          5,311    $          9,465
   Due to related parties                                                                900               7,430
   Loans payable                                                                      29,038               7,659
                                                                            ________________    ________________
                                                                                      35,249              24,554
                                                                            ________________    ________________

                            STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value
   25,000,000 shares authorized,
   7,551,000 shares issued (December 31, 2002: 7,551,000)                              7,551               7,551
Additional paid-in capital                                                            43,049              43,049
Deficit accumulated during the development stage                               (      85,814)      (      75,129)
                                                                            ________________    ________________
                                                                               (      35,214)      (      24,529)
                                                                            ________________    ________________

                                                                            $             35    $             25
                                                                            ================    ================


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                      INTERIM STATEMENTS OF OPERATIONS
        for the three and six month periods ended June 30, 2003 and 2002 and June 17, 1996 (Date of Inception) to June 30, 2003
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                     June 17, 1996
                                                                                                        (Date of
                                            Three months ended              Six months ended         Inception) to
                                                 June 30,                       June 30,                June 30,
                                           2003           2002            2003            2002            2003
                                           ____           ____            ____            ____            ____
Revenue                                 $         -   $          -    $          -    $     11,484   $     11,484
                                        ___________   ____________    ____________    ____________   ____________

Expenses
   Amortization                                   -              -               -               -          1,000
   Audit and accounting fees                    928          2,682           3,578           3,353         22,224
   Business plan                                  -              -               -               -         10,114
   Consulting                                 3,470          5,000           3,470           5,000         23,348
   Filing and legal                           1,534          1,568           1,534           1,568         10,114
   Marketing                                      -              -               -               -         10,905
   Office and miscellaneous                     145          1,785             470           2,247          3,870
   Promotion and entertainment                    -              -               -           3,500          3,500
   Transfer agent                               891            602           1,633           1,260          4,687
   Travel                                         -              -               -               -            648
   Website costs                                  -              -               -               -          9,080
                                        ___________   ____________    ____________    ____________   ____________
                                              6,968         11,637          10,685          16,928         99,490
                                        ___________   ____________    ____________    ____________   ____________
Loss before other                        (    6,968)    (   11,637)     (   10,685)     (    5,444)    (   88,006)
Other
   Write-off of accounts payable                  -          2,192               -           2,192          2,192
                                        ___________   ____________    ____________    ____________   ____________
Net loss for the period                 $(    6,968)  $ (    9,445)   $ (   10,685)   $ (    3,252)  $ (   85,814)
                                        ===========   ============    ============    ============   ============
Basic loss per share                    $      0.00   $       0.00    $       0.00    $       0.00
                                        ===========   ============    ============    ============
Weighted average shares
 outstanding                              7,551,000      7,551,000       7,551,000       7,551,000
                                        ===========   ============    ============    ============

                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
        for the three and six month periods ended June 30, 2003 and 2002 and June 17, 1996 (Date of Inception) to June 30, 2003
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                                           June 17, 1996
                                                                                                             (Date of
                                                                                Six months ended           Inception) to
                                                                                    June 30,                 June 30,
                                                                              2003            2002             2003
                                                                              ____            ____             ____
Operating Activities
Net loss for the period                                                  $  (    10,685) $  (     3,252) $  (    85,814)
Adjustments to reconcile net loss to
net cash used in operating activities
   Amortization                                                                       -               -           1,000
   Write-off of accounts payable                                                      -     (     2,192)    (     2,192)
   Accounts payable                                                         (     4,154)          3,219           7,503

                                                                         ______________  ______________  ______________
Net cash used in operating
 activities                                                                 (    14,839)    (     2,225)    (    79,503)
                                                                         ______________  ______________  ______________
Investing Activity
   Organization costs                                                                 -               -     (     1,000)
                                                                         ______________  ______________  ______________
Net cash used in investing activity                                                   -               -     (     1,000)
                                                                         ______________  ______________  ______________
Financing Activities
   Common stock issued for cash                                                       -               -          50,600
   Due to related parties                                                   (     6,530)              -             900
   Loans payable                                                                 21,379           2,184          29,038
                                                                         ______________  ______________  ______________
Net cash provided by financing
 activities                                                                      14,849           2,184          80,538
                                                                         ______________  ______________  ______________
Net increase (decrease) in cash                                                      10     (        41)             35

Cash, beginning of the period                                                        25             156               -
                                                                         ______________  ______________  ______________
Cash, end of the period                                                  $           35  $          115  $           35
                                                                         ==============  ==============  ==============
Supplemental disclosure of cash
 flow information
   Cash paid for:
     Interest                                                            $            -  $            -  $            -
                                                                         ==============  ==============  ==============
     Income taxes                                                        $            -  $            -  $            -
                                                                         ==============  ==============  ==============



                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDER'S DEFICIENCY
       from the period June 17, 1996 (Date of Inception) to June 30, 2003
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the
                                           Number                          Contributed       Development
                                          of Shares          Amount           Surplus            Stage            Total
                                          _________          ______           _______            _____            ______

Issued for services
 - at $0.00002                             5,000,000  $             1   $            99  $             -   $           100

Net loss for the period                            -                -                 -     (        117)     (        117)
                                          __________  _______________   _______________  _______________   _______________
Balance, December 31, 1996                 5,000,000                1                99     (        117)     (         17)

Net loss for the year                                                                       (        200)     (        200)
                                          __________  _______________   _______________  _______________   _______________
Balance, December 31, 1997                 5,000,000                1                99     (        317)     (        217)

Net loss for the year                                                                       (        200)     (        200)
                                          __________  _______________   _______________  _______________   _______________
Balance, December 31, 1998                 5,000,000                1                99     (        517)     (        417)

Net loss for the year                                                                       (        200)     (        200)
                                          __________  _______________   _______________  _______________   _______________
Balance, December 31, 1999                 5,000,000                1                99     (        717)     (        617)
Stock split                                        -            4,999      (      4,999)               -                 -
Issued for cash        - at $0.01          2,500,000            2,500            22,500                -            25,000
                       - at $0.50             51,000               51            25,449                -            25,500

Net loss for the year                              -                -                 -     (     36,522)     (     36,522)
                                          __________  _______________   _______________  _______________   _______________
Balance, December 31, 2000                 7,551,000            7,551            43,049     (     37,239)           13,361

Net loss for the year                              -                -                 -     (     22,303)     (     22,303)
                                          __________  _______________   _______________  _______________   _______________
Balance, December 31, 2001                 7,551,000            7,551            43,049     (     59,542)     (      8,942)

Net loss for the year                              -                -                 -     (     15,587)     (     15,587)
                                          __________  _______________   _______________  _______________   _______________
Balance, December 31, 2002                 7,551,000            7,551            43,049     (     75,129)     (     24,529)

Net loss for the period                            -                -                 -     (     10,685)     (     10,685)
                                          __________  _______________   _______________  _______________   _______________
Balance, June 30, 2003                     7,551,000  $         7,551   $        43,049  $  (     85,814)  $  (     35,214)
                                          ==========  ===============   ===============  ===============   ===============

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.


                             SEE ACCOMPANYING NOTES

                             SEE ACCOMPANYING NOTES
                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003
                             (Stated in US Dollars)
                                   (UNAUDITED)


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

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $85,814 since inception and has a working capital deficiency of $35,214 at June 30, 2003. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2003 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2003 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

              The results of operations for the period ended June 30, 2003 are not indicative of the results that may be expected for the full year.

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

The Company has entered into an agreement to acquire Nu Age Electric Inc., however due diligence is still ongoing and the transaction has not been completed.

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

We generated nil revenues for the six months period ended June30, 2003, as compared to $11,482 for the six months period ended June 30,2002. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total  operating  expenses for the six months ended June 30, 2003 were  $10,685.
This represents a decrease of $6,243 in total operating expenses from the comparable six months period ended June 30, 2002, when we recorded total operating expenses of $16,928. The principal operating expenses for the period ended June 30, 2003 were related to audit fees ($3,578), consulting fees ($3,470) filing and legal fees ($1,534), and transfer agent fees ($1,633)).

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

Our future capital requirements will also depend on one or more of the following factors:

-      market acceptance of our services;
-      the extent and progress of our research and development programs;
-      competing technological and market developments; and
-      the costs of commercializing our services.

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


                                          SMI PRODUCTS, INC.



Date: August 13, 2003                     By:/s/ JAMES CHARUK
                                          ________________________________
                                          James Charuk,
                                          President, Chairman and Director