Form 10QSB
period 2003-09-30
SMI PRODUCTS INC
filed 2003-11-13
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the Quarter ended September 30, 2003


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

There are 7,551,000 shares of common stock outstanding as of September 30, 2003

                                TABLE OF CONTENTS
                                _________________


PART I        FINANCIAL INFORMATION

              ITEM  1      FINANCIAL STATEMENTS

              ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
                           FINANCIAL CONDITION

PART II       OTHER INFORMATION

              ITEM 7       SIGNATURES

                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2003

                             (Stated in US Dollars)

                                   (Unaudited)



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)



                                                               (Unaudited)       (Audited)
                                                              September 30,     December 31,
                                                                  2003              2002
                                                              _____________     ____________

                                     ASSETS
Current
   Cash                                                         $     18         $     25
                                                                ========         ========
                                   LIABILITIES
Current
   Accounts payable                                             $  2,821         $  9,465
   Due to related parties                                            900            7,430
   Loans payable                                                  31,594            7,659
                                                                ________         ________
                                                                  35,315           24,554
                                                                ________         ________
                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
   25,000,000 shares authorized,
   7,551,000 shares issued (December 31, 2002: 7,551,000)          7,551            7,551
Additional paid-in capital                                        43,049           43,049
Deficit accumulated during the development stage                 (85,897)         (75,129)
                                                                ________         ________
                                                                 (35,297)         (24,529)
                                                                ________         ________
                                                                $     18         $     25
                                                                ========         ========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                      INTERIM STATEMENTS OF OPERATIONS for
       the three and nine month periods ended September 30, 2003 and 2002 and June 17, 1996 (Date of Inception) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                           June 17, 1996
                                                                                             (Date of
                                     Three months ended           Nine months ended        Inception) to
                                        September 30,               September 30,          September 30,
                                      2003         2002           2003         2002            2003
                                   __________   __________     __________   __________     _____________

Revenue                            $    2,184   $        -     $    2,184   $   11,484       $ 13,668

Expenses
   Amortization                             -            -              -            -          1,000
   Audit fees                           1,115        1,043          4,693        4,396         23,339
   Business plan                            -            -              -            -         10,114
   Consulting fees                          -        3,000          3,470        8,000         23,348
   Filing and legal fees                  481        1,416          2,015        2,984         10,595
   Marketing                                -            -              -            -         10,905
   Office and miscellaneous                21        2,429            491        4,676          3,891
   Promotion and entertainment              -            -              -        3,500          3,500
   Transfer agent fees                    650          675          2,283        1,935          5,337
   Travel                                   -            -              -            -            648
   Website costs                            -            -              -            -          9,080
                                   __________   __________     __________   __________       ________
                                        2,267        8,563         12,952       25,491        101,757
                                   __________   __________     __________   __________       ________
Loss before the following                 (83)      (8,563)       (10,768)     (14,007)       (88,089)
Write-off of accounts payable               -            -              -        2,192          2,192
                                   __________   __________     __________   __________       ________
Net loss for the period            $      (83)  $   (8,563)    $  (10,768)  $  (11,815)      $(85,897)
                                   ==========   ==========     ==========   ==========       ========
Net loss per share                 $     0.00   $     0.00     $     0.00   $     0.00
                                   ==========   ==========     ==========   ==========
Weighted average shares
 outstanding                        7,551,000    7,551,000      7,551,000    7,551,000
                                   ==========   ==========     ==========   ==========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                      INTERIM STATEMENTS OF CASH FLOWS for
            the nine month periods ended September 30, 2003 and 2002
           and June 17, 1996 (Date of Inception) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                   June 17, 1996
                                                                                     (Date of
                                                          Nine months ended        Inception) to
                                                            September 30,          September 30,
                                                          2003         2002            2003
                                                        _________    _________     _____________

Cash flows used in Operating Activities
  Net loss                                              $ (10,768)   $ (11,815)       $(85,897)
  Adjustment to reconcile net loss to net cash used
   in operations
   Amortization                                                 -            -           1,000
   Accounts payable                                        (6,644)      (2,726)            629
   Write-off of accounts payable                                -        2,192           2,192
                                                        _________    _________        ________
Net cash used in operating activities                     (17,412)     (12,349)        (82,076)
                                                        _________    _________        ________
Cash flow used in investing activity
   Organization costs                                           -            -          (1,000)
                                                        _________    _________        ________
Net cash used in investing activity                             -            -          (1,000)
                                                        _________    _________        ________
Cash flows provided by financing activities
   Common stock issued for cash                                 -            -          50,600
   Due to related party                                    (6,530)       6,530             900
   Loan payable                                            23,935        5,732          31,594
                                                        _________    _________        ________
Net cash provided by financing activities                  17,405       12,262          83,094
                                                        _________    _________        ________
Net increase (decrease) in cash                                (7)         (87)             18

Cash, beginning of period                                      25          156               -
                                                        _________    _________        ________
Cash, end of period                                     $      18    $      69        $     18
                                                        =========    =========        ========
Supplemental disclosure of cash flow information
  Cash paid for:
     Interest                                           $       -    $       -        $      -
                                                        =========    =========        ========
     Income taxes                                       $       -    $       -        $      -
                                                        =========    =========        ========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDER'S EQUITY
     from the period June 17, 1996 (Date of Inception) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                Deficit
                                                                              Accumulated
                                                                              During the
                                           Number               Contributed   Development
                                          of Shares   Amount      Surplus        Stage        Total
                                          _________   ______    ___________   ___________   _________


Issued for services  - at $0.00002        5,000,000   $     1    $     99      $       -    $     100

Net loss for the period                           -         -           -           (117)        (117)
                                          _________   _______    ________      _________    _________
Balance, December 31, 1996                5,000,000         1          99           (117)        ( 17)

Net loss for the year                                                               (200)        (200)
                                          _________   _______    ________      _________    _________
Balance, December 31, 1997                5,000,000         1          99           (317)        (217)

Net loss for the year                                                               (200)        (200)
                                          _________   _______    ________      _________    _________
Balance, December 31, 1998                5,000,000         1          99           (517)        (417)

Net loss for the year                                                               (200)        (200)
                                          _________   _______    ________      _________    _________
Balance, December 31, 1999                5,000,000         1          99           (717)        (617)
Stock split                                       -     4,999      (4,999)             -            -
Issued for cash        - at $0.01         2,500,000     2,500      22,500              -       25,000
                       - at $0.50            51,000        51      25,449              -       25,500

Net loss for the year                             -         -           -        (36,522)     (36,522)
                                          _________   _______    ________      _________    _________
Balance, December 31, 2000                7,551,000     7,551      43,049        (37,239)      13,361

Net loss for the period                           -         -           -        (22,303)     (22,303)
                                          _________   _______    ________      _________    _________
Balance, December 31, 2001                7,551,000     7,551      43,049        (59,542)      (8,942)

Net loss for the period                           -         -           -        (15,587)     (15,587)
                                          _________   _______    ________      _________    _________
Balance, December 31, 2002                7,551,000     7,551      43,049        (75,129)     (24,529)
Net loss for the period                           -         -           -        (10,768)     (10,768)
                                          _________   _______    ________      _________    _________
Balance, September 30, 2003               7,551,000   $ 7,551    $ 43,049      $ (85,897)   $ (35,297)
                                          =========   =======    ========      =========    =========


                             SEE ACCOMPANYING NOTES



The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


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

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $85,897 since inception and has a working capital deficiency of $35,297 at September 30, 2003. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2003 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2003 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

              The results of operations for the period ended September 30, 2003 are not indicative of the results that may be expected for the full year.

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

The Company has decided not to execute any agreements with Nu Age Electric Inc.

PRINCIPAL PRODUCTS AND SERVICES
The Company's website is currently under review and reconstruction. To date, the company has been unsuccessful in its business operation.

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

- WEB SITES offering real estate and mortgage related content and services such as mortgage calculators and information on the home buying, selling and renting processes, such as IndyMac, Bank Home Lending, LoansDirect, Mortgagebot.com, PHH Mortgage Services, Countrywide Home Loans, Infoloan.com, Quicken Loans, East West Mortgage, E-Loan, Alliance Mortgage, FiNet.com, MortgageIT.com, First Union, GMAC Mortgage, ditech.com, SFNB, Nexstar, Regions Mortgage, LoanSurfer.com

- General-purpose consumer WEB SITES, such as AltaVista and Yahoo! that also offer real estate-related content; and o Traditional print media such as newspapers and magazines.

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

We generated $2,184 revenue for the nine months period ended September 30, 2003, as compared to $11,482 for the six months period ended June 30,2002. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total operating expenses for the nine months ended September 30, 2003 were $12,952. This represents a decrease of $12,539 in total operating expenses from the comparable six months period ended June 30, 2002, when we recorded total operating expenses of $25,491. The principal operating expenses for the period ended September 30, 2003 were related to audit fees ($4,693), consulting fees ($3,470) filing and legal fees ($2,015), and transfer agent fees ($2,283).

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


                                          SMI PRODUCTS, INC.



Date: November 7, 2003                    By: /s/ JAMES CHARUK
                                          ________________________________
                                          James Charuk,
                                          President, Chairman and Director