Form 10KSB
period 2003-12-31
SMI PRODUCTS INC
filed 2004-03-30
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                            For the fiscal year ended
                                December 31, 2003

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

                          COMMON STOCK, PAR VALUE $.001
                                 Title of class

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year. $2,184.00

On March 30, 2004, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant because there is no public market for the stock.

There were 7,551,000 shares of common stock $.001 par value outstanding as of March 30, 2004.

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

THE COMPANY

SMI Products Inc., the "Company" has been incorporated in the state of Nevada on June 17, 1996, for the purpose of providing consulting services to businesses and engaging in any other lawful activity. We were inactive from inception until January 2000, when we commenced our current operations.

BUSINESS DEVELOPMENT

The Company's website www.mortgagecommunicator.com is currently under review and reconstruction. To date, the Company has been unsuccessful in its business operation.

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

THE COMPANY HAS NO PROFITS AND HAS LOSSES.

The Company no revenues or revenue sources, yet the Company has significant costs and losses. Our website has not been fully developed. The Company cannot assure that it will obtain the necessary working capital to fully develop our website. Further, even if our website is fully developed, The Company cannot assure that its website will receive enough Internet traffic or purchases to generate revenues or achieve profitability. The Company believes that it will incur net losses for at least the next two years. The Company expects to increase operating expenses substantially as we:

- Further develop our website;
- Initiate our  marketing  activities  and  advertising  efforts;
- Provide our customers with promotional benefits;
- Increase our general and administrative functions to support our developing operations; and develop enhanced technologies and features to improve our web site.

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

The Company believes that acceptance of our services will depend on the following factors, among others:

- the growth of the Internet as a medium for commerce generally, and as a market for financial products and services in particular;
- development of the necessary Internet network infrastructure to support new technologies and handle the demands placed upon the Internet;
- government regulation of the Internet;
- our ability to successfully and efficiently develop on-line information that is attractive to a sufficiently large number of consumers and mortgage brokers; and
- a change in the perception among many consumers and real estate service providers that obtaining mortgage information on-line is less dependable than obtaining mortgage information through more traditional methods.

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

IF THE COMPANY ISSUES FUTURE SHARES, PRESENT INVESTORS' PER SHARE VALUE WILL BE DILUTED.

The Company is authorized to issue maximum stock of 25,000,000 common shares. As of December 31, 2003, there were 7,551,000 common shares issued and outstanding.

The Board of Directors has authority to issue the balance of 17,449,000 shares of our authorized stock without shareholder consent, on terms and conditions set in the discretion of the Board, which may dilute the value of your stock.

OUR PRINCIPAL STOCKHOLDER CONTROLS OUR COMPANY.

Our company CEO and director James Charuk, currently, owns approximately 66% of our common stock. Therefore, he will have significant influence over all matters requiring approval by our stockholders, but not requiring the approval of the minority stockholders. In addition, James Charuk will be able to elect all of the members of our Board of Directors, allowing him to exercise significant control of our affairs and management. In addition, James Charuk may affect most corporate matters requiring stockholder approval by written consent, without a duly-noticed and duly-held meeting of stockholders.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is not aware of any pending or threatened legal proceedings which involves SMI Products, Inc.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information. In June 2002 our common stock commence trading on the OTC Bulletin Board, N.A.S.D., under the symbol SMIP. As of December 31, 2003, there were approximately 16 holders on record of our common stock.

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

We are a development stage company without operations or revenues. We are unable to satisfy cash requirements without management's financial support or other funding. Our management and certain investors have made $50,600 of capital contributions to our business. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between OUR COMPANY and management.

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

ITEM 7. FINANCIAL STATEMENTS











                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

                             (Stated in US Dollars)

TERRY AMISANO LTD.                                                AMISANO HANSON
KEVIN HANSON, CA, CPA (Nevada)                        CHARTERED  ACCOUNTANTS and
                                                   CERTIFIED  PUBLIC  ACCOUNTANT






                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
SMI Products, Inc.

We have audited the accompanying balance sheets of SMI Products, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' deficiency and cash flows for each of the years in the three year period ended December 31, 2003 and from June 17, 1996 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of SMI Products, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003 and from June 17, 1996 (Date of Inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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



Vancouver, Canada
March 23, 2004                                        CHARTERED  ACCOUNTANTS and
                                          CERTIFIED  PUBLIC  ACCOUNTANT (NEVADA)


750 West Pender Street, Suite 604                        Telephone: 604-689-0188
Vancouver Canada                                         Facsimile: 604-689-9773
V6C 2T7                                                E-Mail: amishan@telus.net

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)


                                                         2003            2002
                                                       ________        ________
                                     ASSETS

Current
   Cash                                                $  1,079        $     25
                                                       ========        ========
                                   LIABILITIES
Current
   Accounts payable                                    $  4,802        $  9,465
   Due to related parties - Note 3                            -           7,430
   Loans payable - Note 4                                36,963           7,659
                                                       ________        ________
                                                         41,765          24,554
                                                       ________        ________

                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value - Note 7
   25,000,000 shares authorized
   7,551,000 shares issued (2002:  7,551,000)             7,551           7,551
Additional paid-in capital                               43,049          43,049
Deficit accumulated during the development stage        (91,286)        (75,129)
                                                       ________        ________
                                                        (40,686)        (24,529)
                                                       ________        ________
                                                       $  1,079        $     25
                                                       ========        ========

Nature and Continuance of Operations - Note 1


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 2003, 2002 and 2001
         and from June 17, 1996 (Date of Inception) to December 31, 2003
                             (Stated in US Dollars)


                                                                                                June 17, 1996
                                                                                                  (Date of
                                                                                                Inception) to
                                                           Years ended December 31,              December 31,
                                                     2003            2002            2001            2003
                                                  __________      __________      __________    _____________

Revenue                                           $    2,184      $   11,484      $        -       $ 13,668
                                                  __________      __________      __________       ________

Expenses
   Audit and accounting fees                           8,049           6,032          10,614         26,695
   Business plan                                           -               -               -         10,114
   Consulting fees - Note 3                            3,470           8,000               -         23,348
   Filing and legal fees                               2,884           3,473           5,107         11,464
   Marketing                                               -               -             473         10,905
   Office and miscellaneous                            1,353           3,215             287          4,753
   Organization costs                                      -               -              83          1,000
   Promotion and entertainment                             -           3,500               -          3,500
   Transfer agent fees                                 2,585              2,854          200          5,639
   Travel                                                  -               -             648            648
   Website costs                                           -           2,189           4,891          9,080
                                                  __________      __________      __________       ________
                                                      18,341          29,263          22,303        107,146
                                                  __________      __________      __________       ________
Loss before the following                            (16,157)        (17,779)        (22,303)       (93,478)
Write-off of accounts payable                              -           2,192               -          2,192
                                                  __________      __________      __________       ________
Net loss                                          $  (16,157)     $  (15,587)     $  (22,303)      $(91,286)
                                                  ==========      ==========      ==========       ========

Basic loss per share                              $     0.00      $     0.00      $     0.00
                                                  ==========      ==========      ==========

Weighted average shares outstanding                7,551,000       7,551,000       7,551,000
                                                  ==========      ==========      ==========



                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 2003, 2002 and 2001
         and from June 17, 1996 (Date of Inception) to December 31, 2003
                             (Stated in US Dollars)


June 17, 1996
                                                                                                  (Date of
                                                                                                Inception) to
                                                           Years ended December 31,              December 31,
                                                     2003            2002            2001            2003
                                                  __________      __________      __________    _____________

Cash flows used in operating
 activities
Net loss                                          $  (16,157)     $  (15,587)     $  (22,303)      $(91,286)
Adjustment to reconcile net loss to net
 cash used in operations
   Amortization                                            -               -              83          1,000
   Advance receivable                                      -              87             913              -
   Accounts payable                                   (4,663)          1,180           8,285          4,802
                                                  __________      __________      __________       ________
Net cash used in operating activities                (20,820)        (14,320)        (13,022)       (85,484)
                                                  __________      __________      __________       ________
Cash flow used in investing activities
   Organization costs                                      -               -               -         (1,000)
                                                  __________      __________      __________       ________
Net cash used in investing activity                        -               -               -         (1,000)
                                                  __________      __________      __________       ________
Cash flows provided by financing
 activities
   Common stock issued for cash                            -               -               -         50,600
   Due to related party                               (7,430)          6,530               -              -
   Loan payable                                       29,304           7,659               -         36,963
                                                  __________      __________      __________       ________
Net cash provided by financing
 activity                                             21,874          14,189               -         87,563
                                                  __________      __________      __________       ________
Net increase (decrease) in cash                        1,054            (131)        (13,022)         1,079

Cash, beginning of period                                 25             156          13,178              -
                                                  __________      __________      __________       ________
Cash, end of period                               $    1,079      $       25      $      156       $  1,079
                                                  ==========      ==========      ==========       ========
Supplemental disclosure of cash flow
information

   Cash paid for:
     Interest                                     $        -      $        -      $        -       $      -
                                                  ==========      ==========      ==========       ========

     Income taxes                                 $        -      $        -      $        -       $      -
                                                  ==========      ==========      ==========       ========




                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDER'S DEFICIENCY
     from the period June 17, 1996 (Date of Inception) to December 31, 2003
                             (Stated in US Dollars)

                                                                                    Deficit
                                                                                  Accumulated
                                                                                  During the
                                         Number                   Contributed     Development
                                        of Shares     Amount        Surplus          Stage         Total
                                        _________     _______     ___________     ___________    ________

Issued for services
 - at $0.00002                          5,000,000     $     1       $    99        $      -      $    100

Net loss for the period                         -           -             -            (117)         (117)
                                        _________     _______       _______        ________      ________
Balance, December 31, 1996              5,000,000           1            99            (117)         ( 17)

Net loss for the year                           -           -             -            (200)         (200)
                                        _________     _______       _______        ________      ________
Balance, December 31, 1997              5,000,000           1            99            (317)         (217)

Net loss for the year                           -           -             -            (200)         (200)
                                        _________     _______       _______        ________      ________
Balance, December 31, 1998              5,000,000           1            99            (517)         (417)

Net loss for the year                           -           -             -            (200)         (200)
                                        _________     _______       _______        ________      ________
Balance, December 31, 1999              5,000,000           1            99            (717)         (617)
Stock split                                     -       4,999        (4,999)              -             -
Issued for cash        - at $0.01       2,500,000       2,500        22,500               -        25,000
                       - at $0.50          51,000          51        25,449               -        25,500

Net loss for the year                           -           -             -         (36,522)      (36,522)
                                        _________     _______       _______        ________      ________
Balance, December 31, 2000              7,551,000       7,551        43,049         (37,239)       13,361

Net loss for the year                           -           -             -         (22,303)      (22,303)
                                        _________     _______       _______        ________      ________
Balance, December 31, 2001              7,551,000       7,551        43,049         (59,542)      ( 8,942)

Net loss for the year                           -           -             -         (15,587)      (15,587)
                                        _________     _______       _______        ________      ________
Balance, December 31, 2002              7,551,000       7,551        43,049         (75,129)      (24,529)

Net loss for the year                           -           -             -         (16,157)      (16,157)
                                        _________     _______       _______        ________      ________
Balance, December 31, 2003              7,551,000     $ 7,551       $43,049        $(91,286)     $(40,686)
                                        =========     =======       =======        ========      ========


The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.



                             SEE ACCOMPANYING NOTES

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)


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

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $91,286 since inception and has a working capital deficiency of $40,686 as at December 31, 2003. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2004 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2004 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

              INCOME TAXES

              The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("FAS") No. 109 "Accounting for Income Taxes". FAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              BASIC LOSS PER SHARE

              The Company reports basic loss per share in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the years.

              FINANCIAL INSTRUMENTS

              The carrying values of cash and accounts payable approximates fair value because of the short maturity of those instruments. Due to related parties and loans payable also approximates fair value. Unless otherwise noted it is managements opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              NEW ACCOUNTING STANDARDS

              Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.


                             SEE ACCOMPANYING NOTES

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

NOTE 3        RELATED PARTY TRANSACTIONS

              The amount due to related parties is due to directors of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

              During the year ended December 31, 2003, the Company incurred consulting fees of $3,740 (2002: $Nil; 2001: $Nil) charged by a director of the Company.

              These expenditures were measured by the exchange amount which is the amount agreed upon by the transacting parties.

NOTE 4        LOANS PAYABLE

                                                              2003        2002
                                                             _______     ______

              Unsecured, non-interest bearing with no
              specific terms for repayment.                  $   900     $2,184

              Unsecured, bears interest at 2% per annum,
              due within one year.                            36,063      5,475
                                                             _______     ______
                                                             $36,963     $7,659
                                                             =======     ======

NOTE 5        DEFERRED TAX ASSETS

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                              Total
             Deferred Tax Assets
               Net operating loss carryforward               $ 19,287
                                                             ========
             Gross deferred tax assets                       $ 19,287
             Valuation allowance for deferred tax asset       (19,287)
                                                             ________
                                                             $      -
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

NOTE 6        INCOME TAXES

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2003, the Company has net operating loss carryforwards, which expire commencing in 2016 totalling approximately $91,286. The potential tax benefit of these losses, if any, has not been recorded in the financial statements.

NOTE 7        COMMON STOCK

              The directors of the Company have approved an increase in the Company's authorized common stock to 100,000,000 shares. The par value of the common stock will not be affected by this increase.


                             SEE ACCOMPANYING NOTES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Directors and Officers. Our BYLAWS provide that we shall have a minimum of one director and a maximum of nine directors on the board at any one time. Our current directors and executive officers are as follows:



     NAME AND ADDRESS         AGE         POSITIONS HELD

     James M. Charuk          45          President and Director


These person will serve as director until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms.

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


                             SEE ACCOMPANYING NOTES

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2003, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and by our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.



Security Ownership of Officers and Directors.

TITLE OF                                       NO. OF           NATURE OF             CURRENT
 CLASS            NAME & ADDRESS               SHARES           OWNERSHIP             %OWNED

Common            JAMES CHARUK                5,025,000           Direct                66%
                  3503 Cedar Locust
                  Sugarland, TX 77479


All Officers and Directors as a Group         5,025,000           Direct                66%
(Approx.) (1 Individual)



(c) Changes in Control.

THERE ARE CURRENTLY NO ARRANGEMENTS, WHICH WOULD RESULT IN A CHANGE IN CONTROL OF SMI PRODUCTS, INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the sale of shares to our officers and directors, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons. We are not a subsidiary of any other company

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

a) All required exhibits, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form SB-2, filed on February 7, 2001. All previously filed exhibits are incorporated herein by reference.

b) Reports on Form 8-K: No reports were on filed on Form 8K during the quarter ended December 31, 2003.


                             SEE ACCOMPANYING NOTES

EXHIBIT NO.     DOCUMENT DESCRIPTION
___________     ____________________

    3.1         Articles of Incorporation and any Amendments-
                Incorporated by reference to the Form 10-KSB, filed February 7, 2001.

    3.2 Bylaws- Incorporated by reference to the Form 10-KSB, filed February 7, 2001.

   31.1 Certifications by James Charuk, Chief Executive Officer required by Rule 13a-14(a)

   31.2 Certification by James Charuk, Chief Financial Officer required by Rule 13a-14(a)

   32.1 Certification by James Charuk pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.1 Certification by James Charuk pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



SIGNATURES


In accordance with the requirements of the Securities Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.





DATE:  March 30 ,2004             SMI PRODUCTS, INC.



                                  BY: /s/ JAMES CHARUK
                                  ________________________________
                                  James Charuk,
                                  President, Chairman and Director


                             SEE ACCOMPANYING NOTES