Form 10QSB
period 2004-03-31
SMI PRODUCTS INC
filed 2004-05-17
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                      For the Quarter ended March 31, 2004


                        Commission File Number: 333-55166


                               SMI PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Nevada                                        88-0363465
-----------------------                     ------------------------------------
(State of organization)                     I.R.S. Employer Identification No.)


                                3503 Cedar Locust
                               Sugarland, TX 77479
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (713) 265-8660
                -------------------------------------------------
                Registrants telephone number, including area code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

Securities registered under Section 12(g) of the Exchange Act:

There are 7,551,000 shares of common stock outstanding as of March 31, 2004

                                TABLE OF CONTENTS
                                -----------------


PART I        FINANCIAL INFORMATION

              ITEM  1      FINANCIAL STATEMENTS

              ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
                           FINANCIAL CONDITION

PART II       OTHER INFORMATION

              ITEM 7       SIGNATURES

ITEM  1       FINANCIAL STATEMENTS










                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2004

                             (Stated in US Dollars)

                                   (UNAUDITED)



                             SEE ACCOMPANYING NOTES
                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                   ASSETS                       March 31,         December 31,
                                                   ------
                                                                                  2004                2003
                                                                                  ----                ----
Current
   Cash                                                                     $          8,653    $          1,079
                                                                            ================    ================

                                                   LIABILITIES
Current
   Accounts payable                                                         $          4,850    $          4,802
   Loans payable                                                                      46,963              36,963
                                                                            ----------------    ----------------
                                                                                      51,813              41,765
                                                                            ----------------    ----------------

                                            STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value
   25,000,000 shares authorized,
   7,551,000 shares issued (December 31, 2003:  7,551,000)                             7,551               7,551
Additional paid-in capital                                                            43,049              43,049
Deficit accumulated during the development stage                               (      93,760)      (      91,286)
                                                                            ----------------    ----------------
                                                                               (      43,160)      (      40,686)
                                                                            ----------------    ----------------
                                                                            $          8,653    $          1,079
                                                                            ================    ================



                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended March 31, 2004 and 2003
          and from June 17, 1996 (Date of Inception) to March 31, 2004
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                 June 17, 1996
                                                                                                    (Date of
                                                                                                 Inception) to
                                                             Three months ended March 31,          March 31,
                                                               2004               2003                2004
                                                               ----               ----                ----

Revenue                                                 $              -   $              -    $         13,668
                                                        ----------------   ----------------    ----------------
Expenses
   Audit and accounting fees                                       1,479              2,650              28,174
   Business plan                                                       -                  -              10,114
   Consulting fees                                                     -                  -              23,348
   Filing and legal fees                                             549                  -              12,013
   Marketing                                                           -                  -              10,905
   Office and miscellaneous                                           21                325               4,774
   Organization costs                                                  -                  -               1,000
   Promotion and entertainment                                         -                  -               3,500
   Transfer agent fees                                               425                742               6,064
   Travel                                                              -                  -                 648
   Website costs                                                       -                  -               9,080
                                                        ----------------   ----------------    ----------------
                                                                   2,474              3,717             109,620
                                                        ----------------   ----------------    ----------------
Loss before the following:                                 (       2,474)    (        3,717)      (      95,952)
Write-off of accounts payable                                          -                  -               2,192
                                                        ----------------   ----------------    ----------------
Net loss                                                $  (       2,474)  $ (        3,717)   $  (      93,760)
                                                        ================   ================    ================
Basic loss per share                                    $  (        0.00)  $ (         0.00)
                                                        ================   ================
Weighted average shares outstanding                            7,551,000          7,551,000
                                                        ================   ================


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                          INTERIM STATEMENTS CASH FLOWS
               for the three months ended March 31, 2004 and 2003
          and from June 17, 1996 (Date of Inception) to March 31, 2004
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                                   June 17, 1996
                                                                                                     (Date of
                                                                                                   Inception) to
                                                              Three months ended March 31,           March 31,
                                                                 2004               2003               2004
                                                                 ----               ----               ----
Cash flows used in operating activities
  Net loss                                                $   (       2,474) $   (       3,717) $   (      93,760)
  Adjustment to reconcile net loss to net cash
   used in operations
   Accounts payable                                                      48      (         373)             4,850
   Amortization                                                           -                  -              1,000
                                                          -----------------  -----------------  -----------------
Net cash used in operating activities                         (       2,426)     (       4,090)    (       87,910)
                                                          -----------------  -----------------  -----------------
Cash flow used in investing activity
   Organization costs                                                     -                  -     (        1,000)
                                                          -----------------  -----------------  -----------------
Net cash used in investing activity                                       -                  -     (        1,000)
                                                          -----------------  -----------------  -----------------
Cash flows provided by financing activities
   Common stock issued for cash                                           -                  -             50,600
   Loan payable                                                      10,000              4,095             46,963
                                                          -----------------  -----------------  -----------------
Net cash provided by financing activity                              10,000              4,095             97,563
                                                          -----------------  -----------------  -----------------
Net increase in cash                                                  7,574                  5              8,653

Cash, beginning of period                                             1,079                 25                  -
                                                          -----------------  -----------------  -----------------
Cash, end of period                                       $           8,653  $              30  $           8,653
                                                          =================  =================  =================
Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest                                             $               -  $               -  $               -
                                                          =================  =================  =================
     Income taxes                                         $               -  $               -  $               -
                                                          =================  =================  =================



                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 DEFICIENCY from the period June 17, 1996 (Date
                         of Inception) to March 31, 2004
                             (Stated in US Dollars)
                                   (UNAUDITED)
                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the
                                          Number                          Contributed       Development
                                        of Shares          Amount           Surplus            Stage            Total
                                        ---------          ------         -----------       -----------         -----
Issued for services
 - at $0.00002                             5,000,000  $             1   $            99  $             -   $           100
Net loss for the period                            -                -                 -     (        117)     (        117)
                                        ------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1996                 5,000,000                1                99     (        117)     (         17)
Net loss for the year                                                                       (        200)     (        200)
                                        ------------  ---------------   ---------------  ---------------   ---------------
Balance, December 31, 1997                 5,000,000                1                99     (        317)     (        217)
Net loss for the year                                                                       (        200)     (        200)
                                        ------------  ---------------   ---------------  ---------------   ---------------
Balance, December 31, 1998                 5,000,000                1                99     (        517)     (        417)
Net loss for the year                                                                       (        200)     (        200)
                                        ------------  ---------------   ---------------  ---------------   ---------------
Balance, December 31, 1999                 5,000,000                1                99     (        717)     (        617)
Stock split                                        -            4,999      (      4,999)               -                 -
Issued for cash        - at $0.01          2,500,000            2,500            22,500                -            25,000
                       - at $0.50             51,000               51            25,449                -            25,500
Net loss for the year                              -                -                 -     (     36,522)     (     36,522)
                                        ------------  ---------------   ---------------  ---------------   ---------------
Balance, December 31, 2000                 7,551,000            7,551            43,049     (     37,239)           13,361
Net loss for the year                              -                -                 -     (     22,303)     (     22,303)
                                        ------------  ---------------   ---------------  ---------------   ---------------
Balance, December 31, 2001                 7,551,000            7,551            43,049     (     59,542)     (      8,942)
Net loss for the year                              -                -                 -     (     15,587)     (     15,587)
                                        ------------  ---------------   ---------------  ---------------   ---------------
Balance, December 31, 2002                 7,551,000            7,551            43,049     (     75,129)     (     24,529)
Net loss for the period                            -                -                 -     (     16,157)     (     16,157)
                                        ------------  ---------------   ---------------  ---------------   ---------------
Balance, December 31, 2003                 7,551,000            7,551            43,049     (     91,286)     (     40,686)
Net loss for the period                            -                -                 -     (      2,474)     (      2,474)
                                        ------------  ---------------   ---------------  ---------------   ---------------
Balance, March 31, 2004                    7,551,000  $         7,551   $        43,049  $  (     93,760)  $  (     43,160)
                                        ============  ===============   ===============  ===============   ===============


The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.

                             SEE ACCOMPANYING NOTES

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2004
                             (Stated in US Dollars)
                                   (UNAUDITED)


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

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $93,760 since inception and has a working capital deficiency of $43,160 at March 31, 2004. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2004 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2004 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2        BASIS OF PRESENTATION

              The accompanying unaudited interim financial statements have been prepared by SMI Products, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements for the Company for the fiscal year ended December 31, 2003, as filed with the United States Securities and Exchange Commission.

              The results of operations for the period ended March 31, 2004 are not indicative of the results that may be expected for the full year.

Note 3        REVENUE RECOGNITION

              Revenue from  advertising is recognized when earned,  upon receipt
              of  a  non-cancellable   contract  and  collection  is  reasonably
              assured.

Note 4        SUBSEQUENT EVENT

              Subsequent to March 31, 2004, the articles of incorporation of the Company was amended to increase the authorized capital stock from 25,000,000 to 100,000,000 common shares with a par value of $0.001.

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

RISK FACTORS
The Company's business and any investment in its securities is subject to a number of risks which, in addition to ordinary business risks include the following:

REPORTS TO SECURITY HOLDERS.
We are a reporting company under the requirements of the Exchange Act and file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report contains the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

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

We generated no revenue for the three months period ended March 31, 2004, as compared to $0 for the three months period ended March 31, 2003. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to make a loan to the Company when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total operating expenses for the three months ended March 31, 2004 were $2,474. This represents a decrease of $1,243 in total operating expenses from the comparable three months period ended March 31, 2003, when we recorded total operating expenses of $3,717. The principal operating expenses for the period ended March 31, 2004 were related to audit fees ($1,479), filing fees ($549) and transfer agent fees ($425).

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

PART II       OTHER INFORMATION

              ITEM 6. EXHIBITS

         (a) The following exhibits are included in this report or incorporated by reference into this report:

EXHIBIT
NUMBER     DESCRIPTION
--------   -----------
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.1 Certification of Cheif Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code



              ITEM 7. SIGNATURES



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SMI PRODUCTS, INC.



Date: May 14, 2004                        By:/s/ JAMES CHARUK
                                          ------------------------------
                                          James Charuk,
                                          President, Chairman and Director