Form 10QSB
period 2004-06-30
SMI PRODUCTS INC
filed 2004-08-16
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       For the Quarter ended June 30, 2004


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

There are 7,551,000 shares of common stock outstanding as of June 30, 2004

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION

              ITEM  1      FINANCIAL STATEMENTS

              ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
                           FINANCIAL CONDITION

PART II       OTHER INFORMATION

              ITEM 7       SIGNATURES

ITEM  1       FINANCIAL STATEMENTS










                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                 June 30,       December 31,
                                                                   2004             2003
                                                                 ________       ____________
                                     ASSETS

Current
   Cash                                                          $  3,545         $  1,079
                                                                 ========         ========
                                   LIABILITIES
Current
   Accounts payable and accrued liabilities                      $  2,618         $  4,802
   Loans payable                                                   46,963           36,963
                                                                 ________         ________
                                                                   49,581           41,765
                                                                 ________
                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
   100,000,000 shares authorized,
   7,551,000 shares issued (December 31, 2003:  7,551,000)          7,551            7,551
Additional paid-in capital                                         43,049           43,049
Deficit accumulated during the development stage                  (96,636)         (91,286)
                                                                 ________          _______
                                                                  (46,036)         (40,686)
                                                                 ________          _______
                                                                 $  3,545          $ 1,079
                                                                 ========          =======


                             SEE ACCOMPANYING NOTES





                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
        for the three and six month periods ended June 30, 2004 and 2003 and from June 17, 1996 (Date of Inception) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                               June 17, 1996
                                                                                                 (Date of
                                      Three months ended             Six months ended          Inception) to
                                           June 30,                      June 30,                June 30,
                                      2004           2003           2004           2003            2004
                                   __________     __________     __________     __________     _____________

Revenue                            $        -     $        -     $        -     $        -       $ 13,668
                                   __________     __________     __________     __________       ________
Expenses
   Amortization                             -              -              -              -          1,000
   Audit and accounting fees            1,214            928          2,693          3,578         29,388
   Business plan                            -              -              -              -         10,114
   Consulting                               -          3,470              -          3,470         23,348
   Filing and legal                       584          1,534          1,133          1,534         12,597
   Marketing                                -              -              -              -         10,905
   Office and miscellaneous               774            145            795            470          5,548
   Promotion and entertainment              -              -              -              -          3,500
   Transfer agent fees                    304            891            729          1,633          6,368
   Travel                                   -              -              -              -            648
   Website costs                            -              -              -              -          9,080
                                   __________     __________     __________     __________       ________
                                        2,876          6,968          5,350         10,685        112,496
                                   __________     __________     __________     __________       ________
Loss before the following:             (2,876)        (6,968)        (5,350)       (10,685)       (98,828)
Write-off of accounts payable               -              -              -              -          2,192
                                   __________     __________     __________     __________       ________
Net loss for the period            $   (2,876)    $   (6,968)    $   (5,350)    $  (10,685)      $(96,636)
                                   ==========     ==========     ==========     ==========       ========
Basic loss per share               $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                   ==========     ==========     ==========     ==========
Weighted average shares
 outstanding                        7,551,000      7,551,000      7,551,000      7,551,000
                                   ==========     ==========     ==========     ==========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the six month period ended June 30, 2004 and 2003
             and June 17, 1996 (Date of Inception) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                           June 17, 1996
                                                                             (Date of
                                                    Six months ended       Inception) to
                                                        June 30,             June 30,
                                                   2004         2003           2004
                                                  _______     ________     _____________

Operating Activities
Net loss for the period                           $(5,350)    $(10,685)       $(96,636)
Adjustments to reconcile net loss to net cash
 used in operating activities
   Accounts payable and accrued liabilities        (2,184)     ( 4,154)          2,618
   Amortization                                         -            -           1,000
                                                  _______     ________        ________
Net cash used in operating activities              (7,534)    ( 14,839)       ( 93,018)
                                                  _______     ________        ________
Investing Activity
   Organization costs                                   -            -          (1,000)
                                                  _______     ________        ________
Net cash used in investing activity                     -            -          (1,000)
                                                  _______     ________        ________
Financing Activities
   Common stock issued for cash                         -            -          50,600
   Loans payable                                   10,000       14,849          46,963
                                                  _______     ________        ________
Net cash provided by financing activities          10,000       14,849          97,563
                                                  _______     ________        ________
Net increase in cash                                2,466           10           3,545

Cash, beginning of the period                       1,079           25               -
                                                  _______     ________        ________
Cash, end of the period                           $ 3,545     $     35        $  3,545
                                                  =======     ========        ========
Supplemental disclosure of cash flow
 information
   Cash paid for:
     Interest                                     $     -     $      -        $      -
                                                  =======     ========        ========
     Income taxes                                 $     -     $      -        $      -
                                                  =======     ========        ========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDER'S DEFICIENCY
       from the period June 17, 1996 (Date of Inception) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                 Deficit
                                                                               Accumulated
                                                                               During the
                                       Number                  Contributed     Development
                                      of Shares     Amount       Surplus          Stage         Total
                                      _________     ______     ___________     ___________     _______

Issued for services
 - at $0.00002                        5,000,000     $    1       $    99        $      -      $    100
Net loss for the period                       -          -             -            (117)         (117)
                                      _________     ______       _______        ________      ________
Balance, December 31, 1996            5,000,000          1            99            (117)          (17)
Net loss for the year                                                               (200)         (200)
                                      _________     ______       _______        ________      ________
Balance, December 31, 1997            5,000,000          1            99            (317)         (217)
Net loss for the year                                                               (200)         (200)
                                      _________     ______       _______        ________      ________
Balance, December 31, 1998            5,000,000          1            99            (517)         (417)
Net loss for the year                                                               (200)         (200)
                                      _________     ______       _______        ________      ________
Balance, December 31, 1999            5,000,000          1            99            (717)         (617)
Stock split                                   -      4,999        (4,999)              -             -
Issued for cash        - at $0.01     2,500,000      2,500        22,500               -        25,000
                       - at $0.50        51,000         51        25,449               -        25,500
Net loss for the year                         -          -             -         (36,522)      (36,522)
                                      _________     ______       _______        ________      ________
Balance, December 31, 2000            7,551,000      7,551        43,049         (37,239)       13,361
Net loss for the year                         -          -             -         (22,303)      (22,303)
                                      _________     ______       _______        ________      ________
Balance, December 31, 2001            7,551,000      7,551        43,049         (59,542)       (8,942)
Net loss for the year                         -          -             -         (15,587)      (15,587)
                                      _________     ______       _______        ________      ________
Balance, December 31, 2002            7,551,000      7,551        43,049         (75,129)      (24,529)
Net loss for the year                         -          -             -         (16,157)      (16,157)
                                      _________     ______       _______        ________      ________
Balance, December 31, 2003            7,551,000      7,551        43,049         (91,286)      (40,686)
Net loss for the period                       -          -             -          (5,350)       (5,350)
                                      _________     ______       _______        ________      ________
Balance, June 30, 2004                7,551,000     $7,551       $43,049        $(96,636)     $(46,036)
                                      =========     ======       =======        ========      ========


The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)


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

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $96,636 since inception and has a working capital deficiency of $46,036 at June 30, 2004. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2004 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2004 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

              The results of operations for the period ended June 30, 2004 are not indicative of the results that may be expected for the full year.

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

RISK FACTORS

The Company's business and any investment in its securities is subject to a number of risks which, in addition to ordinary business risks include the following:

MARKET INFORMATION

In June 2002 our common stock commenced trading on the OTC Bulletin Board, N.A.S.D., under the symbol SMIP. On April 21, 2004 the Company has increased authorized stock capital to 100,000,000 with $0.001 par value. As of June 30, 2004, there are 7,551,000 common shares of stock outstanding.

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

We generated no revenue for the six months period ended June 30, 2004, as compared to $0 for the six months period ended June 30, 2003. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to make a loan to the Company when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total operating expenses for the six months ended June 30, 2004 were $5,350. This represents a decrease of $5,335 in total operating expenses from the comparable six months period ended June 30, 2003, when we recorded total operating expenses of $10,685. The principal operating expenses for the period ended June 30, 2004 were related to audit and accounting fees ($2,693), filing fees ($1,133) and office and miscellaneous fees ($795).

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


                                          SMI PRODUCTS, INC.



Date: August 13, 2004                     By:/s/ JAMES CHARUK
                                          ________________________________
                                          James Charuk,
                                          President, Chairman and Director