Form 10QSB
period 2004-09-30
SMI PRODUCTS INC
filed 2004-11-19
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the Quarter ended September 30, 2004


                        Commission File Number: 333-55166


                               SMI PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                        88-0363465
-----------------------                     ------------------------------------
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

There are 7,551,000 shares of common stock outstanding as of September 30, 2004

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













                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2004

                             (Stated in US Dollars)

                                   (UNAUDITED)



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                   ASSETS                     September 30,       December 31,
                                                                                  2004                2003
                                                                                  ----                ----
Current
    Cash                                                                   $             875   $           1,079
                                                                           =================   =================

                                                   LIABILITIES

Current
    Accounts payable                                                       $           2,710   $           4,802
    Loans payable                                                                     47,651              36,963
                                                                           -----------------   -----------------

                                                                                      50,361              41,765
                                                                           -----------------   -----------------

                                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
        100,000,000 shares authorized
          7,551,000 shares issued (December 31, 2003: 7,551,000)                       7,551               7,551
Additional paid-in capital                                                            43,049              43,049
Deficit accumulated during the development stage                                    (100,086)            (91,286)
                                                                           -----------------   -----------------

                                                                                     (49,486)            (40,686)
                                                                           -----------------   -----------------

                                                                           $             875   $           1,079
                                                                           =================   =================



                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
     for the three and nine month periods ended September 30, 2004 and 2003 and June 17, 1996 (Date of Inception) to September 30, 2004
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                         June 17, 1996
                                                                                                           (Date of
                                               Three months ended             Nine months ended          Inception) to
                                                 September 30,                  September 30,            September 30,
                                              2004           2003            2004           2003             2004
                                              ----           ----            ----           ----             ----

Revenue                                  $            - $       2,184   $            - $        2,184 $          13,668
                                         -------------- -------------   -------------- -------------- -----------------

Expenses
   Amortization                                       -             -                               -             1,000
   Audit and accounting fees                      1,330         1,115           4,023           4,693            30,718
   Business plan                                      -             -               -               -            10,114
   Consulting fees                                    -             -               -           3,470            23,348
   Filing and legal fees                            379           481           1,512           2,015            12,976
   Marketing                                          -             -               -               -            10,905
   Office and miscellaneous                       1,429            21           2,156             491             6,909
   Promotion and entertainment                        -             -               -               -             3,500
   Transfer agent fees                              380           650           1,109           2,283             6,748
   Travel                                             -             -               -               -               648
   Website costs                                      -             -               -               -             9,080
                                         -------------- -------------   -------------  -------------- -----------------

                                                  3,518         2,267           8,800          12,952           115,946
                                         -------------- -------------   -------------  -------------- -----------------

Loss before the following                        (3,518)          (83)         (8,800)        (10,768)         (102,278)

Write-off of accounts payable                         -             -               -               -             2,192
                                         -------------- -------------   -------------  -------------- -----------------

Net loss for the period                  $       (3,518)$         (83)  $      (8,800) $      (10,768)$        (100,086)
                                         ============== =============   =============  ============== =================

Net loss per share                       $        0.00  $        0.00   $        0.00  $        0.00
                                         =============  =============   =============  =============

Weighted average shares
 outstanding                                  7,551,000     7,551,000       7,551,000       7,551,000
                                         ============== =============   =============  ==============


                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
          for the nine month periods ended September 30, 2004 and 2003 and June 17, 1996 (Date of Inception) to September 30, 2004
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                                       June 17, 1996
                                                                                                          (Date of
                                                                         Nine months ended             Inception) to
                                                                           September 30,               September 30,
                                                                      2004              2003                2004
                                                                      ----              ----                ----
Cash flows used in Operating Activities
   Net loss                                                     $         (8,800) $        (10,768) $      (100,086)
   Non-cash item
     Amortization                                                              -                 -            1,000
   Changes in non-cash working capital items
    related to operations
     Accounts payable                                                     (2,092)           (6,644)           2,710
                                                                ----------------  ----------------  ---------------

Net cash used in operating activities                                    (10,892)          (17,412)         (96,376)
                                                                ----------------  ----------------  ---------------

Cash flow used in investing activity
   Organization costs                                                          -                 -           (1,000)
                                                                ----------------  ----------------  ---------------

Net cash used in investing activity                                            -                 -           (1,000)
                                                                ----------------  ----------------  ---------------

Cash flows provided by financing activities
   Common stock issued for cash                                                -                 -           50,600
   Due to related party                                                        -           (6,530)                 -
   Loan payable                                                           10,688            23,935           47,651
                                                                ----------------  ----------------  ---------------

Net cash provided by financing activities                                 10,688            17,405           98,251
                                                                ----------------  ----------------  ---------------

Net increase (decrease) in cash                                             (204)               (7)             875

Cash, beginning of period                                                  1,079                25                -
                                                                ----------------  ----------------  ---------------

Cash, end of period                                             $            875  $             18  $           875
                                                                ================  ================  ===============

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                                   $              -  $              -  $             -
                                                                ================  ================  ===============

     Income taxes                                               $              -  $              -  $             -
                                                                ================  ================  ===============


                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDER'S EQUITY
     from the period June 17, 1996 (Date of Inception) to September 30, 2004
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                             Deficit
                                                                                           Accumulated
                                                                                           During the
                                            Number                        Contributed      Development
                                          of Shares         Amount          Surplus           Stage           Total
                                          ---------         ------          -------           -----           -----

Issued for services  - at $0.00002           5,000,000  $            1  $            99 $              -  $         100
Net loss for the period                              -               -                -             (117)          (117)
                                       ---------------  --------------  --------------- ----------------  -------------

Balance, December 31, 1996                   5,000,000               1               99             (117)           (17)
Net loss for the year                                -               -                -             (200)          (200)
                                       ---------------  --------------  --------------- ----------------  -------------

Balance, December 31, 1997                   5,000,000               1               99             (317)          (217)
Net loss for the year                                -               -                -             (200)          (200)
                                       ---------------  --------------  --------------- ----------------  -------------

Balance, December 31, 1998                   5,000,000               1               99             (517)          (417)
Net loss for the year                                -               -                -             (200)          (200)
                                       ---------------  --------------  --------------- ----------------  -------------

Balance, December 31, 1999                   5,000,000               1               99             (717)          (617)
Stock split                                          -           4,999           (4,999)               -              -
Issued for cash        - at $0.01            2,500,000           2,500           22,500                -         25,000
                       - at $0.50               51,000              51           25,449                -         25,500
Net loss for the year                                -               -                -          (36,522)       (36,522)
                                       ---------------  --------------  --------------- ----------------  -------------


Balance, December 31, 2000                   7,551,000           7,551           43,049          (37,239)        13,361
Net loss for the year                                -               -                -          (22,303)       (22,303)
                                       ---------------  --------------  --------------- ----------------  -------------

Balance, December 31, 2001                   7,551,000           7,551           43,049          (59,542)        (8,942)
Net loss for the year                                -               -                -          (15,587)       (15,587)
                                       ---------------  --------------  --------------- ----------------  -------------

Balance, December 31, 2002                   7,551,000           7,551           43,049          (75,129)       (24,529)
Net loss for the year                                -               -                -          (16,157)       (16,157)
                                       ---------------  --------------  --------------- ----------------  -------------

Balance, December 31, 2003                   7,551,000           7,551           43,049          (91,286)       (40,686)
Net loss for the period                              -               -                -           (8,800)        (8,800)
                                       ---------------  --------------  --------------- ----------------  -------------

Balance, September 30, 2004                  7,551,000  $        7,551  $        43,049 $       (100,086) $     (49,486)
                                       ===============  ==============  =============== ================  =============


The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.


                             SEE ACCOMPANYING NOTES

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2004
                             (Stated in US Dollars)
                                   (UNAUDITED)


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

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $100,086 since inception, has yet to achieve profitable operations and has a working capital deficiency of $49,486 at September 30, 2004. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2004 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2004 will be supplemented by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

              The results of operations for the period ended September 30, 2004 are not indicative of the results that may be expected for the full year.

SMI PRODUCTS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)
(UNAUDITED) - Page 2


Note 3        REVENUE RECOGNITION

              Revenue  from   advertising  is  recognized   upon  receipt  of  a
              non-cancellable contract, once the advertising is completed and collection is reasonably assured.

Note 4        COMMON STOCK

              On April 21, 2004, the Company increased its authorized share capital from 25,000,000 common shares to 100,000,000 common shares.

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

RISK FACTORS
The Company's business and any investment in its securities is subject to a number of risks which, in addition to ordinary business risks include the following:

MARKET INFORMATION
In June 2002 our common stock commenced trading on the OTC Bulletin Board, N.A.S.D., under the symbol SMIP. On April 21, 2004 the Company has increased authorized stock capital to 100,000,000 with $0.001 par value. As of September 30, 2004, there are 7,551,000 common shares of stock outstanding.

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

We generated no revenue for the nine months period ended September 30, 2004, as compared to $2,184 for the nine months period ended September 30, 2003. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to make a loan to the Company when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total operating expenses for the nine months ended September 30, 2004 were $8,800. This represents a decrease of $4,152 in total operating expenses from the comparable nine months period ended September 30, 2003, when we recorded total operating expenses of $12,952. The principal operating expenses for the period ended September 30, 2004 were related to audit and accounting fees ($4,023), filing fees ($1,512) and office and miscellaneous fees ($2,156).

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


                                          SMI PRODUCTS, INC.



Date: November 18, 2004                   By:/s/ JAMES CHARUK
                                          ------------------------------
                                          James Charuk,
                                          President, Chairman and Director