Form 10KSB
period 2004-12-31
SMI PRODUCTS INC
filed 2005-03-30
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                            For the fiscal year ended
                                December 31, 2004

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year.  Nil

On March 28, 2005, there was an aggregate market value of $4,228,560 of the voting stock held by non-affiliates of the Registrant because there is no public market for the stock.

There were 7,551,000 shares of common stock $.001 par value outstanding as of March 15, 2005.

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

THE COMPANY

SMI Products, Inc., the "Company" has been incorporated in the state of Nevada on June 17, 1996, for the purpose of providing consulting services to businesses and engaging in any other lawful activity. We were inactive from inception until January 2000, when we commenced our current operations.

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

IF THE COMPANY ISSUES FUTURE SHARES, PRESENT INVESTORS' PER SHARE VALUE WILL BE DILUTED.

The Company is authorized to issue maximum stock of 100,000,000 common shares. As of December 31, 2004, there were 7,551,000 common shares issued and outstanding. The Board of Directors has authority to issue the balance of 92,449,000 shares of our authorized stock without shareholder consent, on terms and conditions set in the discretion of the Board, which may dilute the value of your stock.

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

THE COMPANY HAS NEVER PAID DIVIDENDS.

The Company has never paid dividends. The Company does not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our Board of Directors' discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents The Company may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information. In June 2002 our common stock commence trading on the OTC Bulletin Board, N.A.S.D., under the symbol SMIP. As of December 31, 2004, there were approximately 14 holders on record of our common stock.

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

We generated no revenue for the fiscal year ended December 31, 2004, as compared to $2,184 for the fiscal year ended December 31, 2003. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to make a loan to the Company when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total operating expenses for the fiscal year ended December 31, 2004 were $18,977. This represents a increase of $636 in total operating expenses from the comparable year ended December 31, 2003, when we recorded total operating expenses of $18,341. The principal operating expenses for the twelve months December 31, 2004 were related to audit and accounting fees ($7,884), filing fees and legal fees ($6,245) and office and miscellaneous fees ($3,430) and transfer agent fees ($1,418).

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

ITEM 7. FINANCIAL STATEMENTS











                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

                             (Stated in US Dollars)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
SMI Products, Inc.

We have audited the accompanying balance sheets of SMI Products, Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, cash flows and stockholders' deficiency for each of the years then ended and for the period from June 17, 1996 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of SMI Products, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years then ended and for the period from June 17, 1996 (Date of Inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
March 15, 2004                                             Chartered Accountants



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)


                                                                    2004             2003
                                                                  _________        ________

                                     ASSETS

Current
    Cash                                                          $     635        $  1,079
                                                                  =========        ========

                                   LIABILITIES

Current
    Accounts payable                                              $   7,400        $  4,802
    Loans payable - Note 4                                           51,998          36,963
                                                                  _________        ________

                                                                     59,398          41,765
                                                                  _________        ________

                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
        100,000,000   shares authorized (2003: 25,000,000)
          7,551,000   shares issued (2003:  7,551,000)                7,551           7,551
Additional paid-in capital                                           43,049          43,049
Deficit accumulated during the development stage                   (109,363)        (91,286)
                                                                  _________        ________

                                                                    (58,763)        (40,686)
                                                                  _________        ________

                                                                  $     635        $  1,079
                                                                  =========        ========


Nature and Continuance of Operations - Note 1


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2004 and 2003
         and from June 17, 1996 (Date of Inception) to December 31, 2004
                             (Stated in US Dollars)


                                                                                 June 17, 1996
                                                                                   (Date of
                                                                                 Inception)
                                                                                       to
                                                                                  December 31,
                                                    2004            2003              2004
                                                 ___________     ___________     ______________

Revenue                                          $         -     $     2,184       $  13,668
                                                 ___________     ___________       _________
Expenses
    Amortization                                           -               -           1,000
    Audit and accounting fees                          7,884           8,049          34,579
    Business plan                                          -               -          10,114
    Consulting fees - Note 3                               -           3,470          23,348
    Filing and legal fees                              6,245           2,884          17,709
    Marketing                                              -               -          10,905
    Office and miscellaneous                           3,430           1,353           8,183
    Promotion and entertainment                            -               -           3,500
    Transfer agent fees                                1,418           2,585           7,057
    Travel                                                 -               -             648
    Website costs                                          -               -           9,080
                                                 ___________     ___________       _________

                                                      18,977          18,341         126,123
                                                 ___________     ___________       _________

Loss before the following                            (18,977)        (16,157)       (112,455)
Write-off of accounts payable                              -               -           2,192
Write-off of loans payable                               900               -             900
                                                 ___________     ___________       _________

Net loss                                         $   (18,077)    $   (16,157)      $(109,363)
                                                 ===========     ===========       =========

Basic loss per share                             $      0.00     $      0.00
                                                 ===========     ===========

Weighted average shares outstanding                7,551,000       7,551,000
                                                 ===========     ===========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2004 and 2003
         and from June 17, 1996 (Date of Inception) to December 31, 2004
                             (Stated in US Dollars)


                                                                                 June 17, 1996
                                                                                   (Date of
                                                                                 Inception)
                                                                                       to
                                                                                  December 31,
                                                    2004            2003              2004
                                                 ___________     ___________     ______________

Cash Flows used in Operating Activities
    Net loss                                     $   (18,077)    $   (16,157)      $(109,363)
    Adjustment to reconcile net loss
     to net cash used in operations
      Amortization                                         -               -           1,000
      Advance receivable                                   -               -               -
      Accounts payable                                 2,598          (4,663)          7,400
                                                 ___________     ___________       _________

Net cash used in operating activities                (15,479)        (20,820)       (100,963)
                                                 ___________     ___________       _________

Cash Flow used in Investing Activity
    Organization costs                                     -               -          (1,000)
                                                 ___________     ___________       _________

Net cash used in investing activity                        -               -          (1,000)
                                                 ___________     ___________       _________

Cash Flows provided by Financing Activities
    Common stock issued for cash                           -               -          50,600
    Due to related party                                   -          (7,430)              -
    Loan payable                                      15,035          29,304          51,998
                                                 ___________     ___________       _________

Net cash provided by financing activities             15,035          21,874         103,598
                                                 ___________     ___________       _________

Net increase (decrease) in cash                         (444)          1,054             635

Cash, beginning of period                              1,079              25               -
                                                 ___________     ___________       _________

Cash, end of period                              $       635     $     1,079       $     635
                                                 ===========     ===========       =========

Supplemental disclosure of cash flow
   information Cash paid for:
      Interest                                   $         -     $         -       $       -
                                                 ===========     ===========       =========

      Income taxes                               $         -     $         -       $       -
                                                 ===========     ===========       =========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDER'S DEFICIENCY
     from the period June 17, 1996 (Date of Inception) to December 31, 2004
                             (Stated in US Dollars)

                                                                                  Deficit
                                                                                Accumulated
                                                                                During the
                                        Number                  Contributed     Development
                                       of Shares    Amount        Surplus          Stage          Total
                                       _________    _______     ___________     ___________      ________
Issued for services
- at $0.00002                          5,000,000    $     1       $    99        $       -       $    100

Net loss for the period                        -          -             -             (117)          (117)
                                       _________    _______       _______        _________       ________

Balance, December 31, 1996             5,000,000          1            99             (117)           (17)

Net loss for the year                          -          -             -             (200)          (200)
                                       _________    _______       _______        _________       ________

Balance, December 31, 1997             5,000,000          1            99             (317)          (217)

Net loss for the year                          -          -             -             (200)          (200)
                                       _________    _______       _______        _________       ________

Balance, December 31, 1998             5,000,000          1            99             (517)          (417)

Net loss for the year                          -          -             -             (200)          (200)
                                       _________    _______       _______        _________       ________

Balance, December 31, 1999             5,000,000          1            99             (717)          (617)
Stock split                                    -      4,999        (4,999)               -              -
Issued for cash        - at $0.01      2,500,000      2,500        22,500                -         25,000
                       - at $0.50         51,000         51        25,449                -         25,500

Net loss for the year                          -          -             -          (36,522)       (36,522)
                                       _________    _______       _______        _________       ________

Balance, December 31, 2000             7,551,000      7,551        43,049          (37,239)        13,361

Net loss for the year                          -          -             -          (22,303)       (22,303)
                                       _________    _______       _______        _________       ________

Balance, December 31, 2001             7,551,000      7,551        43,049          (59,542)        (8,942)

Net loss for the year                          -          -             -          (15,587)       (15,587)
                                       _________    _______       _______        _________       ________

Balance, December 31, 2002             7,551,000      7,551        43,049          (75,129)       (24,529)

Net loss for the year                          -          -             -          (16,157)       (16,157)
                                       _________    _______       _______        _________       ________

Balance, December 31, 2003             7,551,000    $ 7,551       $43,049  $       (91,286)      $(40,686)

Net loss for the year                          -          -             -          (18,077)       (18,077)
                                       _________    _______       _______        _________       ________

Balance, December 31, 2004             7,551,000    $ 7,551       $43,049        $(109,363)      $(58,763)
                                       =========    =======       =======        =========       ========

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)


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

              These financial statements have been prepared on a going concern basis. As at December 31, 2004, the Company has a working capital deficiency of $58,763, has not yet attained profitable operations and has accumulated a deficit of $109,363 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management plans to continue to provide for its capital needs during the year ended December 31, 2005 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2005 will be supplemented by issuing equity securities.

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

              The  financial  statements,  in  management's  opinion,  have been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

              DEVELOPMENT STAGE COMPANY

              The Company is a development stage company as defined in Statement of Financial Accounting Standards ("FAS") No. 7.

SMI Products, Inc.
(A Development  Stage Company)
Notes to the Financial  Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 17


Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - (CONT'D)

              INCOME TAXES

              The Company uses the asset and liability method of accounting for income taxes pursuant to FAS No. 109 "Accounting for Income Taxes". FAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              BASIC LOSS PER SHARE

              The Company reports basic loss per share in accordance with FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the years.

              FINANCIAL INSTRUMENTS

              The carrying values of cash and accounts payable approximates fair value because of the short maturity of those instruments. Loans payable also approximates fair value. Unless otherwise noted it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

SMI Products, Inc.
(A Development  Stage Company)
Notes to the Financial  Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 18


Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - (CONT'D)

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

Note 3        RELATED PARTY TRANSACTIONS

              The Company was charged the following amount by directors and officers of the Company:

                                                          June 17, 1996
                                                            (Date of
                                                          Inception) to
                                                          December 31,
                                      2004      2003         2004
                                      ____     ______     _____________

              Organizational costs    $  -     $    -        $1,000
              Consulting fees            -      3,740         3,740
                                      ____     ______        ______

                                      $  -     $3,740        $4,740
                                      ====     ======        ======

              These charges were measured by the exchange amount agreed upon by the transacting parties.

              These expenditures were measured by the exchange amount which is the amount agreed upon by the transacting parties.

SMI Products, Inc.
(A Development  Stage Company)
Notes to the Financial  Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 19




Note 4      LOANS PAYABLE

                                                                  2004         2003
                                                                 _______     ________


            Unsecured, non-interest bearing with no specific
              terms for repayment.                               $     -     $    900

            Unsecured, bears interest at 2% per annum,
             due within one year.                                 51,998       36,063
                                                                 _______     ________

                                                                 $51,998     $ 36,963
                                                                 =======     ========

Note 5      DEFERRED TAX ASSETS

            The following table summarizes the significant components of the Company's deferred tax assets:

                                                                              Total
            Deferred Tax Assets
              Net operating loss carryforward                                $ 25,512
                                                                             ========

            Gross deferred tax assets                                        $ 25,512
            Valuation allowance for deferred tax asset                        (25,512)
                                                                             ________

                                                                             $      -
                                                                             ========



            The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6      INCOME TAXES

            No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2004, the Company has net operating loss carryforwards, which expire commencing in 2016 totalling approximately $109,363. The potential tax benefit of these losses, if any, has not been recorded in the financial statements.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Directors and Officers. Our BYLAWS provide that we shall have a minimum of one director and a maximum of nine directors on the board at any one time. Our current directors and executive officers are as follows:

     NAME AND ADDRESS         AGE         POSITIONS HELD

     James M. Charuk          48          President and Director

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2004, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and by our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

Security Ownership of Officers and Directors.

TITLE OF                                NO. OF     NATURE OF     CURRENT
CLASS        NAME & ADDRESS             SHARES     OWNERSHIP     %OWNED

Common       JAMES CHARUK            5,025,000     Direct           66%
             3503 Cedar Locust
             Sugarland, TX 77479

All Officers and Directors as a      5,025,000     Direct          66%
Group (Approx.) (1 Individual)

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

b) Reports on Form 8-K: No reports were on filed on Form 8K during the quarter ended December 31, 2004.

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



DATE:  MARCH 28, 2005             SMI PRODUCTS, INC.



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





DATE:  March 28, 2005             SMI PRODUCTS, INC.



                                  BY: /s/ JAMES CHARUK
                                      ____________________________________
                                          James Charuk,
                                          President, Chairman and Director