Form 10QSB
period 2005-06-30
SMI PRODUCTS INC
filed 2005-08-22
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       For the Quarter ended June 30, 2005


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

There are 7,551,000 shares of common stock outstanding as of June 30, 2005

                                TABLE OF CONTENTS
                                _________________


                                                                            PAGE


PART I        FINANCIAL INFORMATION

              ITEM  1      FINANCIAL STATEMENTS                               3

              ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
                           FINANCIAL CONDITION                                9

PART II       OTHER INFORMATION

              ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K                  13

              ITEM 7       SIGNATURES                                        13

ITEM  1       FINANCIAL STATEMENTS










                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)


                                                       June 30, 2005       December 31, 2004
                                                       _____________       _________________

                                     ASSETS

Current
    Cash                                                $       60            $      635
                                                        ==========            ==========

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities            $    4,391            $    7,400
    Loans payable                                           62,773                51,998
                                                        __________            __________

                                                            67,164                59,398
                                                        __________            __________

                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
        100,000,000 shares authorized
          7,551,000 shares issued (December 31,
                    2004:  7,551,000)                        7,551                 7,551
Additional paid-in capital                                  43,049                43,049
Deficit accumulated during the development stage          (117,704)             (109,363)
                                                        __________            __________

                                                           (67,104)              (58,763)
                                                        __________            __________

                                                        $       60            $      635
                                                        ==========            ==========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
        for the three and six month periods ended June 30, 2005 and 2004 and from June 17, 1996 (Date of Inception) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                            June 17, 1996
                                                                                                               (Date of
                                              Three months ended                 Six months ended           Inception) to
                                                   June 30,                          June 30,                 June 30,
                                             2005             2004             2005             2004             2005
                                          __________       __________       __________       __________     _____________

Revenue                                   $        -       $        -       $        -       $        -       $   13,668
                                          __________       __________       __________       __________       __________

Expenses
    Audit and accounting fees                  1,778            1,214            3,566            2,693           38,145
    Business plan                                  -                -                -                -           10,114
    Consulting                                     -                -                -                -           23,348
    Filing and legal                             343              584            1,308            1,133           19,017
    Marketing                                      -                -                -                -           10,905
    Office and miscellaneous                     448              774            2,708              795           10,891
    Organization costs                             -                -                -                -            1,000
    Promotion and entertainment                    -                -                -                -            3,500
    Transfer agent fees                          378              304              759              729            7,816
    Travel                                         -                -                -                -              648
    Website costs                                  -                -                -                -            9,080
                                          __________       __________       __________       __________       __________

                                               2,947            2,876            8,341            5,350          134,464
                                          __________       __________       __________       __________       __________

Loss before the following:                    (2,947)          (2,876)          (8,341)          (5,350)        (120,796)
    Write-off of accounts payable                  -                -                -                -            2,192
    Write-off of loans payable                     -                -                -                -              900
                                          __________       __________       __________       __________       __________

Net loss for the period                   $   (2,947)      $   (2,876)      $   (8,341)      $   (5,350)      $ (117,704)
                                          ==========       ==========       ==========       ==========       ==========

Basic loss per share                      $    (0.00)      $    (0.00)      $    (0.00)      $   (0.00)
                                          ==========       ==========       ==========       ==========

Weighted average shares outstanding        7,551,000        7,551,000        7,551,000        7,551,000
                                          ==========       ==========       ==========       ==========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the six month period ended June 30, 2005 and 2004
             and June 17, 1996 (Date of Inception) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                       June 17, 1996
                                                                                          (Date of
                                                           Six months ended            Inception) to
                                                               June 30,                   June 30,
                                                         2005            2004               2005
                                                       ________        ________        ______________

Operating Activities
   Net loss for the period                             $ (8,341)       $ (5,350)         $(117,704)
   Adjustments to reconcile net loss to net cash
    used in operating activities
      Accounts payable and accrued liabilities           (3,009)         (2,184)             4,391
      Amortization                                            -               -              1,000
                                                       ________        ________          _________

Net cash used in operating activities                   (11,350)         (7,534)          (112,313)
                                                       ________        ________          _________

Investing Activity
   Organization costs                                         -               -             (1,000)
                                                       ________        ________          _________

Net cash used in investing activity                           -               -             (1,000)
                                                       ________        ________          _________

Financing Activities
   Common stock issued for cash                               -               -             50,600
   Loans payable                                         10,775          10,000             62,773
                                                       ________        ________          _________

Net cash provided by financing activities                10,775          10,000            113,373
                                                       ________        ________          _________

Net increase (decrease) in cash                            (575)          2,466                 60

Cash, beginning of the period                               635           1,079                  -
                                                       ________        ________          _________

Cash, end of the period                                $     60        $  3,545          $      60
                                                       ========        ========          =========

Supplemental disclosure of cash flow
information
   Cash paid for:
      Interest                                         $      -        $      -          $       -
                                                       ========        ========          =========

      Income taxes                                     $      -        $      -          $       -
                                                       ========        ========          =========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
       from the period June 17, 1996 (Date of Inception) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                 Deficit
                                                                                 Accumulated
                                                                                 During the
                                   Number                      Contributed       Development
                                  of Shares       Amount         Surplus         Stage               Total
                                  _________       ______       ___________       ___________       _________

Issued for services
 - at $0.00002                    5,000,000       $    1         $    99          $       -        $     100
Net loss for the period                   -            -               -               (117)            (117)
                                  ---------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1996        5,000,000            1              99               (117)             (17)
Net loss for the year                                                                  (200)            (200)
                                  ---------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1997        5,000,000            1              99               (317)            (217)
Net loss for the year                                                                  (200)            (200)
                                  ---------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1998        5,000,000            1              99               (517)            (417)
Net loss for the year                                                                  (200)            (200)
                                  ---------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1999        5,000,000            1              99               (717)            (617)
Stock split                               -        4,999          (4,999)                 -                -
Issued for cash  - at $0.01       2,500,000        2,500          22,500                  -           25,000
                 - at $0.50          51,000           51          25,449                  -           25,500
Net loss for the year                     -            -               -            (36,522)         (36,522)
                                  ---------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 2000        7,551,000        7,551          43,049            (37,239)          13,361
Net loss for the year                     -            -               -            (22,303)         (22,303)
                                  ---------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 2001        7,551,000        7,551          43,049            (59,542)          (8,942)
Net loss for the year                     -            -               -            (15,587)         (15,587)
                                  ---------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 2002        7,551,000        7,551          43,049            (75,129)         (24,529)
Net loss for the year                     -            -               -            (16,157)         (16,157)
                                  ---------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 2003        7,551,000        7,551          43,049            (91,286)         (40,686)
Net loss for the year                     -            -               -            (18,077)         (18,077)
                                  ---------  ---------------   ---------------  ---------------   ----------------

Balance, December 31, 2004        7,551,000        7,551          43,049           (109,363)         (58,763)
Net loss for the period                                -               -             (8,341)          (8,341)
                                  ---------  ---------------   ---------------  ---------------   ---------------

Balance, June 30, 2005            7,551,000       $7,551         $43,049          $(117,704)       $ (67,104)
                                  =========       ======         =======          =========        =========

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


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

              These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $117,704 since inception and has a working capital deficiency of $67,104 at June 30, 2005 and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time and raise substantial doubt that the Company will be able to continue as a going concern. Management plans to continue to provide for its capital needs during the year ended December 31, 2005 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2005 will be supplemented by issuing equity securities and obtaining short term loans. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

              The results of operations for the period ended June 30, 2005 are not indicative of the results that may be expected for the full year.

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

We generated no revenue for the six months period ended June 30, 2005, as compared to $0 for six months period ended June 30, 2004. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to make a loan to the Company when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total operating expenses for the six months ended June 30, 2005 were $8,341. This represents an increase of $2,991 in total operating expenses from the comparable six months period ended June 30, 2004, when we recorded total operating expenses of $5,350. The principal operating expenses for the period ended June 30, 2005 were related to audit fees and accounting fees of $3,566, office and miscellaneous $2,708, filing fees $1,308 and transfer agent fees $759.

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


                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:


         31.1 Certification of Chief Executive Officer.

         31.2 Certification of Chief Financial Officer.

         32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer


ITEM 7. SIGNATURES


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SMI PRODUCTS, INC.



Date: August  17,  2005                  By: /s/ JAMES CHARUK
                                             ___________________________________
                                                James Charuk
                                                President, Chairman and Director