Form 10QSB
period 2005-09-30
SMI PRODUCTS INC
filed 2005-11-21
CIK 1133869

Microsoft Word 11.0.5604;




                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the Quarter ended September 30, 2005


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

There are 7,551,000 shares of common stock outstanding as of September 30, 2005

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






                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2005

                             (Stated in US Dollars)

                                   (UNAUDITED)


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                   ASSETS                          September 30,      December 31,
                                                                                       2005               2004
                                                                                       ----               ----
Current
    Cash                                                                       $           3,147 $             635
                                                                               ================= =================

                                                    LIABILITIES

Current
    Accounts payable and accrued liabilities                                   $           4,594  $           7,400
    Loans payable                                                                         69,096             51,998
                                                                               -----------------  -----------------
                                                                                          73,690             59,398
                                                                               -----------------  -----------------

                                              STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
        100,000,000 shares authorized
          7,551,000 shares issued (December 31, 2004: 7,551,000)                           7,551              7,551
Additional paid-in capital                                                                43,049             43,049
Deficit accumulated during the development stage                                        (121,143)          (109,363)
                                                                               -----------------  -----------------
                                                                                         (70,543)           (58,763)
                                                                               -----------------  -----------------
                                                                               $           3,147  $             635
                                                                               =================  =================


SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                              INTERIM STATEMENTS OF
                 OPERATIONS for the three and nine month periods
                        ended September 30, 2005 and 2004
        and from June 17, 1996 (Date of Inception) to September 30, 2005
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                            June 17, 1996
                                                                                                              (Date of
                                                  Three months ended             Nine months ended          Inception) to
                                                    September 30,                  September 30,            September 30,
                                                 2005            2004           2005            2004            2005
                                                 ----            ----           ----            ----            ----

Revenue                                     $           -   $           -  $           -   $            - $       13,668
                                            -------------   -------------  -------------   -------------- --------------
Expenses
    Audit and accounting fees                       1,873           1,330          5,439            4,023         40,018
    Business plan                                       -               -              -                -         10,114
    Consulting                                          -               -              -                -         23,348
    Filing and legal                                  667             379          1,975            1,512         19,684
    Marketing                                           -               -              -                -         10,905
    Office and miscellaneous                          594           1,429          3,302            2,156         11,485
    Organization costs                                  -               -              -                -          1,000
    Promotion and entertainment                         -               -              -                -          3,500
    Transfer agent fees                               305             380          1,064             1109          8,121
    Travel                                              -               -              -                -            648
    Website costs                                       -               -              -                           9,080
                                            -------------   -------------  -------------   -------------- --------------
                                                    3,439           3,518         11,780            8,800        137,903
                                            -------------   -------------  -------------   -------------- --------------
Loss before the following:                         (3,439)         (3,518)       (11,780)          (8,800)      (124,235)
    Write-off of accounts payable                       -               -              -                -          2,192
    Write-off of loans payable                          -               -              -                -            900
                                            -------------   -------------  -------------   -------------- --------------
Net loss for the period                     $      (3,439)  $      (3,518) $     (11,780)  $       (8,800)$     (121,143)
                                            =============   =============  =============   ============== ===============
Basic loss per share                        $       (0.00)  $       (0.00) $       (0.00)  $       (0.00)
                                            =============   =============  =============   ==============
Weighted average shares outstanding             7,551,000       7,551,000      7,551,000        7,551,000
                                            =============   =============  =============   ==============



                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
           for the nine month period ended September 30, 2005 and 2004 and June 17, 1996 (Date of Inception) to September 30, 2005
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                      June 17, 1996
                                                                                                        (Date of
                                                                     Nine months ended                Inception) to
                                                                       September 30,                  September 30,
                                                                  2005                2004                2005
                                                                  ----                ----                ----

Operating Activities
   Net loss for the period                                $          (11,780)  $          (8,800)  $         (121,143)
   Non-cash item:
      Amortization                                                         -                   -                1,000
   Adjustments to reconcile net loss to net cash
    used in operating activities
      Accounts payable and accrued liabilities                        (2,806)             (2,092)               4,594
                                                          ------------------   -----------------   ------------------
Net cash used in operating activities                                (14,586)            (10,892)            (115,549)
                                                          ------------------   -----------------   ------------------
Investing Activity
   Organization costs                                                      -                   -               (1,000)
                                                          ------------------   -----------------   ------------------
Net cash used in investing activity                                        -                   -               (1,000)
                                                          ------------------   -----------------   ------------------
Financing Activities
   Common stock issued for cash                                            -                   -               50,600
   Loans payable                                                      17,098              10,688               69,096
                                                          ------------------   -----------------   ------------------
Net cash provided by financing activities                             17,098              10,688              119,696
                                                          ------------------   -----------------   ------------------
Net increase (decrease) in cash                                        2,512                (204)               3,147

Cash, beginning of the period                                            635               1,079                    -
                                                          ------------------   -----------------   ------------------
Cash, end of the period                                   $            3,147   $             875   $            3,147
                                                          ==================   =================   ==================

Supplemental disclosure of cash flow information
   Cash paid for:
      Interest                                            $                -   $               -   $                -
                                                          ==================   =================   ==================
      Income taxes                                        $                -   $               -   $                -
                                                          ==================   =================   ==================


                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 DEFICIENCY from the period June 17, 1996 (Date
                       of Inception) to September 30, 2005
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the
                                          Number                          Contributed       Development
                                        of Shares          Amount           Surplus            Stage            Total
                                        ---------          ------           -------            -----            -----
Issued for services
 - at $0.00002                             5,000,000  $             1   $            99  $             -   $           100
Net loss for the period                            -                -                 -             (117)             (117)
                                           ---------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 1996                 5,000,000                1                99             (117)              (17)
Net loss for the year                              -                -                 -             (200)             (200)
                                           ---------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 1997                 5,000,000                1                99             (317)             (217)
Net loss for the year                              -                -                 -             (200)             (200)
                                           ---------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 1998                 5,000,000                1                99             (517)             (417)
Net loss for the year                              -                -                 -             (200)             (200)
                                           ---------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 1999                 5,000,000                1                99             (717)             (617)
Stock split                                        -            4,999            (4,999)               -                 -
Issued for cash        - at $0.01          2,500,000            2,500            22,500                -            25,000
                       - at $0.50             51,000               51            25,449                -            25,500
Net loss for the year                              -                -                 -          (36,522)          (36,522)
                                           ---------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 2000                 7,551,000            7,551            43,049          (37,239)           13,361
Net loss for the year                              -                -                 -          (22,303)          (22,303)
                                           ---------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 2001                 7,551,000            7,551            43,049          (59,542)           (8,942)
Net loss for the year                              -                -                 -          (15,587)          (15,587)
                                           ---------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 2002                 7,551,000            7,551            43,049          (75,129)          (24,529)
Net loss for the year                              -                -                 -          (16,157)          (16,157)
                                           ---------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 2003                 7,551,000            7,551            43,049          (91,286)          (40,686)
Net loss for the year                              -                -                 -          (18,077)          (18,077)
                                           ---------  ---------------   ---------------  ----------------  ----------------
Balance, December 31, 2004                 7,551,000            7,551            43,049         (109,363)          (58,763)
Net loss for the period                            -                -                 -          (11,780)          (11,780)
                                           ---------  ---------------   ---------------  ----------------  ----------------
Balance, September  30, 2005               7,551,000  $         7,551   $        43,049  $      (121,143)  $       (70,543)
                                           =========  ===============   ===============  ================  ================


The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.

                             SEE ACCOMPANYING NOTES

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2005
                             (Stated in US Dollars)
                                   (UNAUDITED)


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

             These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $121,143 since inception, has a working capital deficiency of $70,543 at September 30, 2005 and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management plans to continue to provide for its capital needs during the year ended December 31, 2005 by the continued development of its internet real estate mortgage services. In addition, the Company's capital requirements during the year ended December 31, 2005 will be supplemented by issuing equity securities and obtaining short-term loans.

Note 2       BASIS OF PRESENTATION

             The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements for the Company for the fiscal year ended December 31, 2004, as filed with the United States Securities and Exchange Commission.

             The results of operations for the period ended September 30, 2005 are not indicative of the results that may be expected for the full year.

                               SMI Products, Inc.
                         (A Development Stage Company)
                   Notes to the Interim Financial Statements
                               September 30, 2005
                             (Stated in US Dollars)
                              (UNAUDITED) - Page 2

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

We generated no revenue for the nine months ended September 30, 2005, as compared to $0 for the nine months ended September 30, 2004. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to make a loan to the Company when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total operating expenses for the nine months ended September 30, 2005 were $11,780. This represents an increase of $2,980 in total operating expenses from the comparable nine months period ended September 30, 2004, when we recorded total operating expenses of $8,800. The principal operating expenses for the period ended September 30, 2005 were related to audit fees and accounting fees of $5,439, office and miscellaneous $3,302, filing fees $1,975 and transfer agent fees $1,064.

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


                                          SMI PRODUCTS, INC.



Date: November  10,  2005                 By:/s/ JAMES CHARUK
                                          ------------------------------
                                          James Charuk,
                                          President, Chairman and Director