Form 10KSB
period 2005-12-31
SMI PRODUCTS INC
filed 2006-03-31
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                            For the fiscal year ended
                                December 31, 2005

                                SMI PRODUCTS INC
                 ______________________________________________
                 (Name of small business issuer in its charter)



                             SEC FILE NO. 333-55166
                                    ________

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

On March 27, 2006, there was an aggregate market value of $5,210,190 of the voting stock held by non-affiliates of the Registrant because there is no public market for the stock.

There were 7,551,000 shares of common stock $.001 par value outstanding as of March 15, 2006.

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

COMPETITORS

Our main, existing and potential competitors for real estate professionals and service providers, homebuyers, homeowners, sellers and renters and related content include:

-    Websites   offering  real  estate  listings  together  with  other  related services, such as Apartments.com, Microsoft's HomeAdvisor, NewHomeNetwork.com, Move.com and RentNet; CyberHomes, HomeSeekers, Homes.com, Homestore.com.

- Websites offering real estate and mortgage related content and services such as mortgage calculators and information on the home buying, selling and renting processes, such as IndyMac, Bank Home Lending, LoansDirect, Mortgagebot.com, PHH Mortgage Services, Countrywide Home Loans,
     Infoloan.com, Quicken Loans, East West Mortgage, Washington Mutual Mortgage, E-Loan, Alliance Mortgage, FiNet.com, MortgageIT.com, First Union, GMAC Mortgage, ditech.com, SFNB, Nexstar, Regions Mortgage.

- General-purpose consumer websites, such as AltaVista and Yahoo! that also offer real estate-related content; and o Traditional print media such as newspapers and magazines.

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

The Company believes that acceptance of our services will depend on the following factors, among others:

- the growth of the Internet as a medium for commerce generally, and as a market for financial products and services in particular:
- development of the necessary Internet network infrastructure to support new technologies and handle the demands placed upon the Internet;
-        government regulation of the Internet;

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

IF THE COMPANY ISSUES FUTURE SHARES, PRESENT INVESTORS' PER SHARE VALUE WILL BE DILUTED.

The Company is authorized to issue maximum stock of 100,000,000 common shares. As of December 31, 2005, there were 7,551,000 common shares issued and outstanding. The Board of Directors has authority to issue the balance of 92,449,000 shares of our authorized stock without shareholder consent, on terms and conditions set in the discretion of the Board, which may dilute the value of your stock.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information. In June 2002 our common stock commence trading on the OTC Bulletin Board, N.A.S.D., under the symbol SMIP. As of December 31, 2005, there were approximately 14 holders on record of our common stock.

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

We are a development stage company without operations or revenues. We are unable to satisfy cash requirements without management's financial support or other funding. Our management and certain investors have advanced $66,840 in the form of short term loans bearing interest at 2% per annum to our business. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management.

We generated no revenue for the year ended December 31, 2005 and 2004. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to make a loan to the Company when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total operating expenses for the fiscal year ended December 31, 2005 were $18,861. This represents a decrease of $116 in total operating expenses from the comparable year ended December 31, 2004, when we recorded total operating expenses of $18,977. The principal operating expenses for the twelve months ended December 31, 2005 were related to audit and accounting fees $11,915 (2004:
$7,884), filing fees and legal fees $2,552 (2004: $6,245) and office and miscellaneous fees $3,037 (2004: $3,430) and transfer agent fees $1,367 (2004:
$1,418).

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

                           December 31, 2005 and 2004

                             (STATED IN US DOLLARS)

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
SMI Products, Inc.

We have audited the accompanying balance sheets of SMI Products, Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the statements of operations, stockholders' deficiency and cash flows for each of the years then ended and for the period June 17, 1996 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of SMI Products, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years then ended and for the period from June 17, 1996 (Date of Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                      "AMISANO HANSON"
March 22, 2006                                       Chartered Accountants


750 WEST PENDER STREET, SUITE 604                  TELEPHONE:  604-689-0188
VANCOUVER CANADA                                   FACSIMILE:  604-689-9773
V6C 2T7                                            E-MAIL:     amishan@telus.net





                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2005 and 2004
                             (STATED IN US DOLLARS)


                                     ASSETS                                           2005                2004
                                                                                      ----                ----

Current
    Cash                                                                      $              281 $              635
                                                                              ------------------ ------------------
                                   LIABILITIES

Current
    Accounts payable                                                          $            8,471 $            7,400
    Loans payable - Note 4                                                                69,434             51,998
                                                                              ------------------ ------------------

                                                                                          77,905             59,398
                                                                              ================== ==================

                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
        100,000,000  shares authorized
          7,551,000  shares issued (2004:  7,551,000)                                      7,551              7,551
Additional paid-in capital                                                                43,049             43,049
Deficit accumulated during the development stage                                        (128,224)          (109,363)
                                                                              ------------------ ------------------

                                                                                         (77,624)           (58,763)
                                                                              ------------------ ------------------

                                                                              $              281 $              635
                                                                              ================== ==================


Nature and Continuance of Operations - Note 1


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2005 and 2004
         and from June 17, 1996 (Date of Inception) to December 31, 2005
                             (STATED IN US DOLLARS)


                                                                                                        June 17, 1996
                                                                                                           (Date of
                                                                                                        Inception) to
                                                                                                         December 31,
                                                                       2005               2004               2005
                                                                       ----               ----           ------------

Revenue                                                         $               -  $               -  $         13,668
                                                                -----------------  -----------------  ----------------

Expenses
    Audit and accounting fees                                              11,915              7,884            46,494
    Business plan                                                               -                  -            10,114
    Consulting fees - Note 3                                                    -                  -            23,348
    Filing and legal fees                                                   2,552              6,245            20,261
    Marketing                                                                   -                  -            10,905
    Office and miscellaneous                                                3,027              3,430            11,210
    Organizational costs - Note 3                                               -                  -             1,000
    Promotion and entertainment                                                 -                  -             3,500
    Transfer agent fees                                                     1,367              1,418             8,424
    Travel                                                                      -                  -               648
    Website costs                                                               -                  -             9,080
                                                                -----------------  -----------------  ----------------

                                                                           18,861             18,977           144,984
                                                                -----------------  -----------------  ----------------

Loss before the following:                                                (18,861)           (18,977)         (131,316)
Write-off of accounts payable                                                   -                  -             2,192
Write-off of loans payable                                                      -                900               900
                                                                -----------------  -----------------  ----------------

Net loss                                                        $         (18,861) $         (18,077) $       (128,224)
                                                                =================  =================  ================

Basic loss per share                                            $            0.00  $            0.00
                                                                =================  =================

Weighted average shares outstanding                                     7,551,000          7,551,000
                                                                =================  =================


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2005 and 2004
         and from June 17, 1996 (Date of Inception) to December 31, 2005
                             (STATED IN US DOLLARS)


                                                                                                        June 17, 1996
                                                                                                           (Date of
                                                                                                        Inception) to
                                                                                                         December 31,
                                                                       2005               2004               2005
                                                                       ----               ----           ------------
Cash Flows used in Operating Activities
    Net loss                                                    $        (18,861)  $        (18,077)  $       (128,224)
    Adjustment to reconcile net loss
     to net cash used in operations
      Advance receivable                                                       -                  -                  -
      Accounts payable                                                     1,071              2,598              8,471
                                                                -----------------  -----------------  ----------------

Net cash used in operating activities                                    (17,790)           (15,479)          (119,753)
                                                                -----------------  -----------------  ----------------

Cash Flows provided by Financing Activities
    Common stock issued for cash                                               -                  -             50,600
    Loans payable                                                         17,436             15,035             69,434
                                                                -----------------  -----------------  ----------------

Net cash provided by financing activities                                 17,436             15,035            120,034
                                                                -----------------  -----------------  ----------------

Net increase (decrease) in cash                                             (354)              (444)               281

Cash, beginning of period                                                    635              1,079                  -
                                                                -----------------  -----------------  ----------------

Cash, end of period                                             $            281   $            635   $            281
                                                                =================  =================  ================


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                           STATEMENT OF STOCKHOLDER'S
                 DEFICIENCY from the period June 17, 1996 (Date
                       of Inception) to December 31, 2005
                             (STATED IN US DOLLARS)
                                                                                              Deficit
                                                                                            Accumulated
                                                                           Additional       During the
                                           Number                            Paid-in         Development
                                          of Shares         Amount           Capital           Stage            Total
                                          ---------         ------         ----------       ------------        -----
Issued for services
 - at $0.00002                             5,000,000  $             1   $            99  $             -   $           100

Net loss for the period                            -                -                 -             (117)             (117)
                                          ----------  ---------------   ---------------  ----------------  ----------------

Balance, December 31, 1996                 5,000,000                1                99             (117)              (17)

Net loss for the year                              -                -                 -             (200)             (200)
                                          ----------  ---------------   ---------------  ----------------  ----------------

Balance, December 31, 1997                 5,000,000                1                99             (317)             (217)

Net loss for the year                              -                -                 -             (200)             (200)
                                          ----------  ---------------   ---------------  ----------------  ----------------

Balance, December 31, 1998                 5,000,000                1                99             (517)             (417)

Net loss for the year                              -                -                 -             (200)             (200)
                                          ----------  ---------------   ---------------  ----------------  ----------------

Balance, December 31, 1999                 5,000,000                1                99             (717)             (617)
Stock split                                        -            4,999            (4,999)               -                 -
Issued for cash        - at $0.01          2,500,000            2,500            22,500                -            25,000
                       - at $0.50             51,000               51            25,449                -            25,500

Net loss for the year                              -                -                 -          (36,522)          (36,522)
                                          ----------  ---------------   ---------------  ----------------  ----------------

Balance, December 31, 2000                 7,551,000            7,551            43,049          (37,239)           13,361

Net loss for the year                              -                -                 -          (22,303)          (22,303)
                                          ----------  ---------------   ---------------  ----------------  ----------------

Balance, December 31, 2001                 7,551,000            7,551            43,049          (59,542)           (8,942)

Net loss for the year                              -                -                 -          (15,587)          (15,587)
                                          ----------  ---------------   ---------------  ----------------  ----------------

Balance, December 31, 2002                 7,551,000            7,551            43,049          (75,129)          (24,529)

Net loss for the year                              -                -                 -          (16,157)          (16,157)
                                          ----------  ---------------   ---------------  ----------------  ----------------

Balance, December 31, 2003                 7,551,000            7,551            43,049          (91,286)          (40,686)

Net loss for the year                             -                 -                 -          (18,077)          (18,077)
                                          ----------  ---------------   ---------------  ----------------  ----------------

Balance, December 31, 2004                 7,551,000  $         7,551   $        43,049  $      (109,363)  $       (58,763)

Net loss for the year                             -                 -                 -          (18,861)          (18,861)
                                          ----------  ---------------   ---------------  ----------------  ----------------

Balance, December 31, 2005                7,551,000   $         7,551   $        43,049  $      (128,224)  $       (77,624)
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


                             SEE ACCOMPANYING NOTES

                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2005 and 2004
                             (STATED IN US DOLLARS)


Note 1        NATURE AND CONTINUANCE OF OPERATIONS

              The Company is in the development stage and is in the business of internet real estate mortgage services. The Company has developed a website and is in the pre-operating stage. The Company has earned revenue from website advertising and is continuing to develop its revenue model.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $128,224 since its inception, has a working capital deficiency of $77,624 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

SMI Products, Inc.
(A Development  Stage Company)
Notes to the Financial  Statements
December 31, 2005 and 2004
(STATED IN US DOLLARS) - Page 2

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - (cont'd)

              INCOME TAXES

              The Company uses the asset and liability method of accounting for income taxes pursuant to FAS No. 109 "Accounting for Income Taxes". FAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

SMI Products, Inc.
(A Development  Stage Company)
Notes to the Financial  Statements
December 31, 2005 and 2004
(STATED IN US DOLLARS) - Page 3

Note 3        RELATED PARTY TRANSACTIONS

              The Company was charged the following amount by directors and officers of the Company:


                                                                                                  June 17, 1996
                                                                                                   (Date of
                                                                                                   Inception) to
                                                                                                   December 31,
                                                                2005                2004               2005
                                                                ----                ----               ----

              Organizational costs                       $              -    $              -   $          1,000
              Consulting fees                                           -                   -              3,740
                                                         ----------------    ----------------   ----------------
                                                         $              -    $              -   $          4,740
                                                         ================    ================   ================


              These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Note 4        LOANS PAYABLE

                                                         2005          2004
                                                         ----          ----
              Unsecured, bears interest at 2% per
              annum, due within one year.             $     69,434   $    51,998
                                                      ------------   -----------
                                                      $     69,434   $    51,998
                                                      ============   ===========

Note 5        DEFERRED TAX ASSETS

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                         2005            2004
                                                                         ----            ----
              Deferred Tax Assets
                Net operating loss carryforward                      $      128,224  $      109,363
                                                                     ==============  ==============
              Gross deferred tax assets                              $       33,257  $       25,512
              Valuation allowance for deferred tax asset                    (33,257)        (25,512)
                                                                     --------------  --------------
                                                                     $            -  $            -
                                                                     ==============  ==============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

SMI Products, Inc.
(A Development  Stage Company)
Notes to the Financial  Statements
December 31, 2005 and 2004
(STATED IN US DOLLARS) - Page 4

Note 6        INCOME TAXES

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2005, the Company has net operating loss carryforwards, which expire commencing in 2016 totalling approximately $128,224. The potential tax benefit of these losses, if any, has not been recorded in the financial statements.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Directors and Officers. Our BYLAWS provide that we shall have a minimum of one director and a maximum of nine directors on the board at any one time. Our current directors and executive officers are as follows:

  NAME                 AGE        POSITIONS HELD

  James M. Charuk      49         President and Director

This person will serve as director until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2005, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and by our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

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

b) Reports on Form 8-K: No reports were on filed on Form 8K during the year ended December 31, 2005.

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



DATE: MARCH 27, 2006    SMI PRODUCTS, INC.



         BY: /s/ JAMES CHARUK
         ________________________________
         James Charuk,
         President, Chairman and Director