Form 10KSB/A
period 2005-12-31
SMI PRODUCTS INC
filed 2006-04-04
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  Amendment #1

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

Note 7        COMPARATIVE FIGURES

              Certain of the December 31, 2004 comparative figures have been reclassified in order to conform to the current year's presentation.

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



DATE: APRIL 3, 2006                     SMI PRODUCTS, INC.



                                        By: /s/ JAMES CHARUK
                                            ________________________________
                                                James Charuk,
                                                President, Chairman and Director