Form 10QSB
period 2006-03-31
SMI PRODUCTS INC
filed 2006-05-15
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                      For the Quarter ended March 31, 2006


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

There are 7,551,000 shares of common stock outstanding as of March 31, 2006.

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION

              ITEM 1       INTERIM FINANCIAL STATEMENTS

              ITEM 2       MANAGEMENT'S DISCUSSION OF OPERATIONS AND
                           FINANCIAL CONDITION

              ITEM 3       CONTROLS AND PROCEDURES

PART II       OTHER INFORMATION

              ITEM 7       SIGNATURES

ITEM  1       INTERIM FINANCIAL STATEMENTS

















                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2006

                             (Stated in US Dollars)

                                   (Unaudited)


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2006 and December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                  March 31,         December 31,
                                                                    2006                2005
                                                                  _________         ____________
                                     ASSETS
Current
    Cash                                                          $    412           $     281
                                                                  ========           =========

                                   LIABILITIES
Current
    Accounts payable and accrued liabilities                      $  8,401           $   8,471
    Loans payable                                                   74,773              69,434
                                                                  ________           _________

                                                                    83,174              77,905
                                                                  ________           _________

                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
    100,000,000 shares authorized,
    7,551,000 shares issued (December 31, 2005:  7,551,000)          7,551               7,551
Additional paid-in capital - Note 5                                 45,149              43,049
Deficit accumulated during the development stage                  (135,462)           (128,224)
                                                                  ________           _________

                                                                   (82,762)            (77,624)
                                                                  ________           _________

                                                                  $    412           $     281
                                                                  ========           =========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended March 31, 2006 and 2005
          and from June 17, 1996 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                June 17, 1996
                                                                                  (Date of
                                                                                Inception) to
                                          Three months ended March 31,            March 31,
                                             2006               2005                2006
                                          __________         __________         _____________

Revenue                                   $        -         $        -           $  13,668
                                          __________         __________           _________

Expenses
    Audit and accounting fees                  3,293              1,788              49,787
    Business plan                                  -                  -              10,114
    Consulting fees                                -                  -              23,348
    Filing and legal fees                        883                965              21,144
    Management fees - Notes 4 and 5            1,500                  -               1,500
    Marketing                                      -                  -              10,905
    Office and miscellaneous                     586              2,260              11,796
    Organization costs                             -                  -               1,000
    Promotion and entertainment                    -                  -               3,500
    Rent - Notes 4 and 5                         600                  -                 600
    Transfer agent fees                          376                381               8,800
    Travel                                         -                  -                 648
    Website costs                                  -                  -               9,080
                                          ----------   ----------------    ----------------

                                               7,238              5,394             152,222
                                          ----------   ----------------    ----------------

Loss before the following:                    (7,238)            (5,394)           (138,554)
   Write-off of accounts payable                   -                  -               2,192
   Write-off of loans payable                      -                  -                 900
                                          ----------   ----------------    ----------------

Net loss                                  $   (7,238)        $   (5,394)          $(135,462)
                                          ==========   ================    ================

Basic loss per share                      $    (0.00)        $    (0.00)
                                          ==========   ================

Weighted average shares outstanding        7,551,000          7,551,000
                                          ==========   ================

                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 2006 and 2005
          and from June 17, 1996 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                               June 17, 1996
                                                                                                 (Date of
                                                                                               Inception) to
                                                            Three months ended March 31,         March 31,
                                                              2006               2005              2006
                                                             _______            _______        _____________

Cash flows used in operating activities
    Net loss                                                 $(7,238)           $(5,394)         $(135,462)
    Add items not affecting cash
      Non-cash administrative expenses                         2,100                  -              2,100
    Adjustment to reconcile net loss to net cash
     used in operations
      Accounts payable and accrued liabilities                   (70)            (2,866)             8,401
                                                             _______            _______          _________

Net cash used in operating activities                         (5,208)            (8,260)          (124,961)
                                                             _______            _______          _________

Cash flows provided by financing activities
    Common stock issued for cash                                   -                  -             50,600
    Loans payable                                              5,339             10,471             74,773
                                                             _______            _______          _________

Net cash provided by financing activity                        5,339             10,471            125,373
                                                             _______            _______          _________

Net increase in cash                                             131              2,211                412

Cash, beginning of period                                        281                635                  -
                                                             _______            _______          _________

Cash, end of period                                          $   412            $ 2,846          $     412
                                                             =======            =======          =========

Non-cash transactions - Note 5


                             SEE ACCOMPANYING NOTES





                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 DEFICIENCY from the period June 17, 1996 (Date
                         of Inception) to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                                                                                Deficit
                                                                                              Accumulated
                                                                              Additional      During the
                                            Number                             Paid-in        Development
                                           of Shares          Amount           Capital           Stage             Total
                                           _________          _______         __________      ___________         ________

Issued for services
 - at $0.00002                             5,000,000          $     1         $      99        $       -          $    100
Net loss for the period                            -                -                 -             (117)             (117)
                                           _________          _______         _________        _________          ________

Balance, December 31, 1996                 5,000,000                1                99             (117)              (17)
Net loss for the year                                                                               (200)             (200)
                                           _________          _______         _________        _________          ________

Balance, December 31, 1997                 5,000,000                1                99             (317)             (217)
Net loss for the year                                                                               (200)             (200)
                                           _________          _______         _________        _________          ________

Balance, December 31, 1998                 5,000,000                1                99             (517)             (417)
Net loss for the year                                                                               (200)             (200)
                                           _________          _______         _________        _________          ________

Balance, December 31, 1999                 5,000,000                1                99             (717)             (617)
Stock split                                        -            4,999            (4,999)               -                 -
Issued for cash        - at $0.01          2,500,000            2,500            22,500                -            25,000
                       - at $0.50             51,000               51            25,449                -            25,500
Net loss for the year                              -                -                 -          (36,522)          (36,522)
                                           _________          _______         _________        _________          ________

Balance, December 31, 2000                 7,551,000            7,551            43,049          (37,239)           13,361
Net loss for the year                              -                -                 -          (22,303)          (22,303)
                                           _________          _______         _________        _________          ________

Balance, December 31, 2001                 7,551,000            7,551            43,049          (59,542)           (8,942)
Net loss for the year                              -                -                 -          (15,587)          (15,587)
                                           _________          _______         _________        _________          ________

Balance, December 31, 2002                 7,551,000            7,551            43,049          (75,129)          (24,529)
Net loss for the year                              -                -                 -          (16,157)          (16,157)
                                           _________          _______         _________        _________          ________

Balance, December 31, 2003                 7,551,000            7,551            43,049          (91,286)          (40,686)
Net loss for the year                              -                -                 -          (18,077)          (18,077)
                                           _________          _______         _________        _________          ________

Balance, December 31, 2004                 7,551,000            7,551            43,049         (109,363)          (58,763)
Net loss for the year                              -                -                 -          (18,861)          (18,861)
                                           _________          _______         _________        _________          ________

Balance, December 31, 2005                 7,551,000            7,551            43,049         (128,224)          (77,624)
Capital contribution                               -                -             2,100                -             2,100
Net loss for the period                                             -                 -           (7,238)           (7,238)
                                           _________          _______         _________        _________          ________

Balance, March 31, 2006                    7,551,000          $ 7,551         $  45,149        $(135,462)         $(82,762)
                                           =========          =======         =========        =========          ========

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.



                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


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

              These financial statements have been prepared accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006, the Company had not yet to achieve profitable operations, has accumulated losses of $135,462 since its inception, has a working capital deficiency of $82,762 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NOTE 2        BASIS OF PRESENTATION

              The accompanying unaudited interim financial statements have been prepared by SMI Products, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements for the Company for the fiscal year ended December 31, 2005, as filed with the United States Securities and Exchange Commission.

              The results of operations for the period ended March 31, 2006 are not indicative of the results that may be expected for the full year.

NOTE 3        REVENUE RECOGNITION

              Revenue from advertising is recognized when earned, upon receipt of a non-cancellable contract and collection is reasonably assured.

SMI PRODUCTS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2006
(Stated in US Dollars)
(Unaudited)



NOTE 4        RELATED PARTY TRANSACTIONS - NOTE 5

              The Company was charged the following by an entity controlled by directors and officers of the Company:


                                                                          June 17, 1996
                                                                            (Date of
                                         Three months ended March 31,     Inception) to
                                         ___________________________         March 31,
                                          2006                 2005           2006
                                         ______                ____       _____________

              Consulting fees            $    -                $  -            $ 3,740
              Management fees             1,500                   -              1,500
              Organizational costs            -                   -              1,000
              Rent                          600                   -                600
                                         ______                ____            _______
                                         $2,100                $  -            $ 6,840
                                         ======                ====            =======



NOTE 5        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flow. During the three months ended March 31, 2006, the president of the Company has provided certain administrative services at no charge to the Company. The fair value for these services has been recorded as additional paid-in capital as follows:


                                                                          June 17, 1996
                                                                            (Date of
                                         Three months ended March 31,     Inception) to
                                         ___________________________         March 31,
                                          2006                 2005           2006
                                         ______                ____       _____________

              Management fees            $1,500                $  -            $ 1,500
              Rent                          600                   -                600
                                         ______                ____            _______
                                         $2,100                $  -            $ 2,100
                                         ======                ====            =======


              These transactions have been excluded from the statements of cash flow.

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

We generated no revenue for the three months ended March 31, 2006, as compared to $0 for the three months ended March 31, 2005. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management and shareholders. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to make a loan to the Company when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total operating expenses for the three months ended March 31, 2006 were $7,238. This represents an increase of $1,844 in total operating expenses from the comparable three months period ended March 31, 2005, when we recorded total operating expenses of $5,394. The principal operating expenses for the period ended March 31, 2006 were related to audit fees and accounting fees of $3,293, filing and legal fees $883, donated management fees $1,500, office and miscellaneous $586, donated rent $600 and transfer agent fees $376. Effective January 1, 2006, the president is providing certain administrative services at no charge to the Company. Accordingly, the fair value for these services has been recorded as contributed surplus.

At March 31, 2006, we had cash on hand of $412. Our liabilities at the same date totalled $83,174 and consisted of accounts payable and accrued liabilities of $8,401 and loans payable of $74,773.

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

ITEM 3.           CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was conducted by the sole director of the Company, who also acts as the Company's President, the Chief Executive Officer, and the Chief Financial Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II  OTHER INFORMATION

ITEM 7.           SIGNATURES









                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SMI PRODUCTS, INC.



Date: May 15, 2006                        By:/s/ JAMES CHARUK
                                          ________________________________
                                          James Charuk,
                                          President, Chairman and Director