Form 10KSB/A
period 2005-12-31
SMI PRODUCTS INC
filed 2006-05-23
CIK 1133869

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                  Amendment #2


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

ITEM 8A.  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted by our chief executive officer, Mr. James Charuk.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, the chief executive officer has concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

 31.1 Certifications by James Charuk, Chief Executive Officer required by Rule 13a-14(a)

 31.2 Certification by James Charuk, Chief Financial Officer required by Rule 13a-14(a)

 32.1 Certification by James Charuk pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.1 Certification by James Charuk pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated:

                               Fiscal year-ended
                               December 31, 2005              December 31, 2004

Audit fees                         $ 3,788                         $ 3,594
Audit-related fees                       -                               -
Tax fees                                 -                               -
All other fees                     $ 7,141                         $ 3,906

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our Board's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Board's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Board may also pre-approve particular services on a case-by-case basis. Our Board approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: MAY 10, 2006                      SMI PRODUCTS, INC.



                                        By: /s/ JAMES CHARUK
                                            ________________________________
                                                James Charuk,
                                                President, Chairman and Director