Form 10QSB
period 2006-06-30
SMI PRODUCTS INC
filed 2006-08-03
CIK 1133869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       For the Quarter ended June 30, 2006


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

There are 7,551,000 shares of common stock outstanding as of June 30, 2006.

                                TABLE OF CONTENTS
                                _________________


PART I        FINANCIAL INFORMATION

              ITEM 1       INTERIM FINANCIAL STATEMENTS

              ITEM 2       MANAGEMENT'S DISCUSSION OF OPERATIONS AND
                           FINANCIAL CONDITION

              ITEM 3       CONTROLS AND PROCEDURES

PART II       OTHER INFORMATION

              ITEM 7       SIGNATURES

ITEM  1       INTERIM FINANCIAL STATEMENTS












                               SMI PRODUCTS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2006

                             (Stated in US Dollars)

                                   (Unaudited)


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2006 and December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                 June 30,     December 31,
                                                                   2006           2005
                                                                __________    ____________
                                     ASSETS

Current
    Cash                                                        $     510      $     281
                                                                =========      =========
                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                    $  13,061      $   8,471
    Loans payable                                                  77,136         69,434
                                                                _________      _________
                                                                   90,197         77,905
                                                                _________      _________
                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
    100,000,000 shares authorized,
    7,551,000 shares issued (December 31, 2005:  7,551,000)         7,551          7,551
Additional paid-in capital - Note 5                                47,249         43,049
Deficit accumulated during the development stage                 (144,487)      (128,224)
                                                                _________      _________
                                                                  (89,687)       (77,624)
                                                                _________      _________
                                                                $     510      $     281
                                                                =========      =========

                             SEE ACCOMPANYING NOTES



                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three and six months ended June 30, 2006 and 2005
           and from June 17, 1996 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                   June 17, 1996
                                                                                                     (Date of
                                           Three months ended             Six months ended         Inception) to
                                                June 30,                      June 30,               June 30,
                                           2006           2005           2006           2005           2006
                                        __________     __________     __________     __________    _____________

Revenue                                 $        -     $        -     $        -     $        -      $  13,668

Expenses
    Audit and accounting fees                5,222          1,778          8,515          3,566         55,009
    Business plan                                -              -              -              -         10,114
    Consulting                                   -              -              -              -         23,348
    Filing and legal                           902            343          1,785          1,308         22,046
    Management fees - Notes 4 and 5          1,500              -          3,000              -          3,000
    Marketing                                    -              -              -              -         10,905
    Office and miscellaneous                   382            448            968          2,708         12,178
    Organization costs                           -              -              -              -          1,000
    Promotion and entertainment                  -              -              -              -          3,500
    Rent - Notes 4 and 5                       600              -          1,200              -          1,200
    Transfer agent fees                        419            378            795            759          9,219
    Travel                                       -              -              -              -            648
    Website costs                                -              -              -              -          9,080
                                        __________     __________     __________     __________      _________
                                             9,025          2,947         16,263          8,341        161,247
                                        __________     __________     __________     __________      _________
Loss before the following:                  (9,025)        (2,947)       (16,263)        (8,341)      (147,579)
    Write-off of accounts payable                -              -              -              -          2,192
    Write-off of loans payable                   -              -              -              -            900
                                        __________     __________     __________     __________      _________
Net loss for the period                 $   (9,025)    $   (2,947)    $  (16,263)    $   (8,341)     $(144,487)
                                        ==========     ==========     ==========     ==========      =========
Basic loss per share                    $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                        ==========     ==========     ==========     ==========
Weighted average shares outstanding      7,551,000      7,551,000      7,551,000      7,551,000
                                        ==========     ==========     ==========     ==========


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 2006 and 2005 and
             from June 17, 1996 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                June 17, 1996
                                                                                  (Date of
                                                                                Inception) to
                                                    Six months ended June 30,     June 30,
                                                       2006          2005           2006
                                                     ________      ________     _____________

Cash flows used in operating activities
    Net loss                                         $(16,263)     $ (8,341)     $(144,487)
    Add items not affecting cash
      Non-cash administrative expenses                  4,200             -          4,200
    Adjustment to reconcile net loss to net cash
     used in operations
      Accounts payable and accrued liabilities          4,590        (3,009)        13,061
                                                     ________      ________      _________
Net cash used in operating activities                  (7,473)      (11,350)      (127,226)
                                                     ________      ________      _________
Cash flows provided by financing activities
    Common stock issued for cash                            -             -         50,600
    Loans payable                                       7,702        10,775         77,136
                                                     ________      ________      _________
Net cash provided by financing activities               7,702        10,775        127,736
                                                     ________      ________      _________
Net increase (decrease) in cash                           229          (575)           510

Cash, beginning of period                                 281           635              -
                                                     ________      ________      _________
Cash, end of period                                  $    510      $     60      $     510
                                                     ========      ========      =========
Non-cash transactions - Note 5


                             SEE ACCOMPANYING NOTES




                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                 INTERIM STATEMENTS OF STOCKHOLDERS' DEFICIENCY
       from the period June 17, 1996 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                Deficit
                                                                              Accumulated
                                                               Additional     During the
                                       Number                   Paid-in       Development
                                      of Shares     Amount      Capital          Stage          Total
                                      _________     ______     __________     ___________     ________

Issued for services
 - at $0.00002                        5,000,000     $    1      $    99        $       -      $    100
Net loss for the period                       -          -            -             (117)         (117)
                                      _________     ______      _______        _________      ________
Balance, December 31, 1996            5,000,000          1           99             (117)          (17)
Net loss for the year                                                               (200)         (200)
                                      _________     ______      _______        _________      ________
Balance, December 31, 1997            5,000,000          1           99             (317)         (217)
Net loss for the year                                                               (200)         (200)
                                      _________     ______      _______        _________      ________
Balance, December 31, 1998            5,000,000          1           99             (517)         (417)
Net loss for the year                                                               (200)         (200)
                                      _________     ______      _______        _________      ________
Balance, December 31, 1999            5,000,000          1           99             (717)         (617)
Stock split                                   -      4,999       (4,999)               -             -
Issued for cash        - at $0.01     2,500,000      2,500       22,500                -        25,000
                       - at $0.50        51,000         51       25,449                -        25,500
Net loss for the year                         -          -            -          (36,522)      (36,522)
                                      _________     ______      _______        _________      ________
Balance, December 31, 2000            7,551,000      7,551       43,049          (37,239)       13,361
Net loss for the year                         -          -            -          (22,303)      (22,303)
                                      _________     ______      _______        _________      ________
Balance, December 31, 2001            7,551,000      7,551       43,049          (59,542)       (8,942)
Net loss for the year                         -          -            -          (15,587)      (15,587)
                                      _________     ______      _______        _________      ________
Balance, December 31, 2002            7,551,000      7,551       43,049          (75,129)      (24,529)
Net loss for the year                         -          -            -          (16,157)      (16,157)
                                      _________     ______      _______        _________      ________
Balance, December 31, 2003            7,551,000      7,551       43,049          (91,286)      (40,686)
Net loss for the year                         -          -            -          (18,077)      (18,077)
                                      _________     ______      _______        _________      ________
Balance, December 31, 2004            7,551,000      7,551       43,049         (109,363)      (58,763)
Net loss for the year                         -          -            -          (18,861)      (18,861)
                                      _________     ______      _______        _________      ________
Balance, December 31, 2005            7,551,000      7,551       43,049         (128,224)      (77,624)
Capital contribution                          -          -        4,200                -         4,200
Net loss for the period                                  -            -          (16,263)      (16,263)
                                      _________     ______      _______        _________      ________
Balance, June 30, 2006                7,551,000     $7,551      $47,249        $(144,487)     $(89,687)
                                      =========     ======      =======        =========      ========

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a five thousand for one basis approved by the shareholders on January 15, 2000. The par value and contributed surplus were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.


                             SEE ACCOMPANYING NOTES


                               SMI PRODUCTS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


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

              These financial statements have been prepared accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet to achieve profitable operations, has accumulated losses of $144,487 since its inception, has a working capital deficiency of $89,687 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

              The results of operations for the period ended June 30, 2006 are not indicative of the results that may be expected for the full year.

SMI Products, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2006
(Stated in US Dollars)
(Unaudited) - Page 2


NOTE 3        REVENUE RECOGNITION

              Revenue from  advertising is recognized when earned,  upon receipt
              of  a  non-cancellable   contract  and  collection  is  reasonably
              assured.

NOTE 4        RELATED PARTY TRANSACTIONS - Note 5

              The Company was charged the following by an entity controlled by directors and officers of the Company:

                                                                       June 17,
                                                                         1996
                                                                       (Date of
                         Three months ended     Six months ended     Inception) to
                              June 30,              June 30,           June 30,
                         2006          2005      2006       2005         2006
                         ______        ____     ______      ____     _____________

Consulting fees          $    -        $  -     $    -      $  -        $3,740
Management fees           1,500           -      3,000         -         3,000
Organizational costs          -           -          -         -         1,000
Rent                        600           -      1,200         -         1,200
                         ______        ____     ______      ____        ______
                         $2,100        $  -     $4,200      $  -        $8,940
                         ======        ====     ======      ====        ======




NOTE 5        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flow. During the six months ended June 30, 2006, the president of the Company has provided certain administrative services at no charge to the Company. The fair value for these services has been recorded as additional paid-in capital as follows:

                                         June 17, 1996
                                           (Date of
                    Six months ended     Inception) to
                        June 30,           June 30,
                     2006       2005         2006
                    ______     _____     _____________

Management fees     $3,000     $   -        $3,000
Rent                 1,200         -         1,200
                    ______     _____        ______
                    $4,200     $   -        $4,200

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

We generated no revenue for the six months ended June 30, 2006, as compared to $Nil for the six months ended June 30, 2005. We anticipate, but have no assurance, that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management and shareholders. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to make a loan to the Company when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

Total  operating  expenses for the six months ended June 30, 2006 were  $16,263.
This represents an increase of $7,922 in total operating expenses from the comparable six months period ended June 30, 2005, when we recorded total operating expenses of $8,341. The principal operating expenses for the period ended June 30, 2006 were related to audit fees and accounting fees of $8,515, filing and legal fees $1,785, donated management fees $3,000, office and miscellaneous $968, donated rent $1,200 and transfer agent fees $795. Effective January 1, 2006, the president is providing certain administrative services at no charge to the Company. Accordingly, the fair value for these services has been recorded as contributed surplus.

At June 30, 2006, we had cash on hand of $510. Our liabilities at the same date totaled $90,197 and consisted of accounts payable and accrued liabilities of $13,061 and loans payable of $77,136.

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


                                          SMI PRODUCTS, INC.



Date: July 28, 2006                       By:/s/ JAMES CHARUK
                                          ______________________________
                                          James Charuk,
                                          President, Chairman and Director