Form 10QSB
period 2006-09-30
SMI PRODUCTS INC
filed 2006-11-14
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

Commission File Number: 333-55166

SMI PRODUCTS, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)

NEVADA	88-0363465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 Ocean Park Blvd. Suite 307 Santa Monica, California 90405	(310) 396-1691
(Address of Principal Executive Office)	(Issuer Telephone No. Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X          No __

Securities registered under Section 12(g) of the Exchange Act:  There are 7,551,000 shares of common stock outstanding as of September 30, 2006.

TABLE OF CONTENTS
_________________

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS
ITEM 2, MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3. CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

SMI PRODUCTS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash	$300	$281

Total current assets	300	281

Total assets	300	281

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	352	8,471
Loans payable	124,616	69,434

Total Current Liabilities	124,968	77,905

Total Liabilities	124,968	77,905

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value 100,000,000 shares authorized, 7,551,000 shares issued and outstanding	7,551	7,551
Additional paid-in capital - Note 5	47,249	43,049
Deficit accumulated during the development stage	(179,468)	(128,224)

Total Stockholders’ Deficiency	(124,668)	(77,624)

Total Liabilities and Stockholders’ Deficiency	$300	$281

SEE ACCOMPANYING NOTES

SMI PRODUCTS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2006 and 2005 and from June 17, 1996 (Date of Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative Period from Inception June 17, 1996 to
	September 30,		September 30,		September 30
	2006	2005	2006	2005	2006
Revenue	$-	$-	$-	$-	$13,668

Operating Expenses
Audit and accounting fees	966	1,873	9,481	5,439	55,975
Business Plan	-	-	-	-	10,114
Consulting	-	-	-	-	23,348
Filing and legal	31,637	667	33,423	1,975	53,684
Management fees - Notes 4 and 5	-	-	3,000	-	3,000
Marketing	-	-	-	-	10,905
Interest Expense	421	594	1,389	3,302	12,599
Organization costs	-	-	-	-	1,000
Promotion and entertainment	-	-	-	-	3,500
Rent - Notes 4 and 5	-	-	1,200	-	1,200
Taxes	1,426	-	1,426	-	1,426
Transfer agent fees	530	305	1,325	1,064	9,749
Travel	-	-	-	-	648
Website costs	-	-	-	-	9,080

	34,980	3,439	51,244	11,780	196,228

Operating loss before the following:	(34,980)	(3,439)	(51,244)	(11,780)	(182,560)
Write-off of accounts payable	-	-	-	-	2,192
Wrie-off of loans payable	-	-	-	-	900

Net loss for the period	$(34,980)	$(3,439)	$(51,244)	$(11,780)	$(179,468)

Basic loss per share	$(0.01)	$0.00	$(0.01)	$0.00

Weighted Average Number Of Common Shares Outstanding	7,551,000	7,551,000	7,551,000	7,551,000

SEE ACCOMPANYING NOTES

SMI PRODUCTS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2006 and 2005 and
from June 17, 1996 (Date of Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended		Cumulative Period from Inception June 17, 1996 to
	September 30,		September 30
	2006	2005	2006
Cash flows used in operating activities
Net loss	$(51,244)	$(11,780)	$(179,468)
Add items not affectinng cash
Non-cash administrative expenses	4,200	-	4,200
Adjustment to reconcile net loss to net cash used in operations
Accounts payable and accrued liabilities	(8,120)	(2,806)	351

Net Cash (Used In) Operating Activities	(55,164)	(14,586)	(174,917)

Cash flows provided by financing activities
Common stock issued for cash	-	-	50,600
Loans payable	55,183	17,098	124,617

Net Cash Provided By Financing Activities	55,183	17,098	175,217

Net Increase (Decrease) In Cash	19	2,512	300

Cash, beginning of period	281	635	-

Cash, end of period	$300	$3,147	$300

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SEE ACCOMPANYING NOTES

SMI PRODUCTS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS' DEFICIENCY
from the period June 17, 1996 (Date of Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During The Development
	Shares	Amount	Capital	Stage	Total

Issued for services - at $0.00002	5,000,000	$1	$99	$-	$100
Net loss for the period	-	-	-	-	(117)

Balance, December 31, 1996	5,000,000	1	99	(117)	(17)
Net loss for the year	-	-	-	200	200

Balance, December 31, 1997	5,000,000	1	99	(317)	(217)
Net loss for the year	-	-	-	(200)	(200)

Balance, December 31, 1998	5,000,000	1	99	(517)	(417)
Net loss for the year	-	-	-	(200)	(200)

Balance, December 31, 1999	5,000,000	1	99	(517)	(717)
Stock split	-	4,999	(4,999)	-	-
Issued for cash
- at $0.01	2,500,000	2,500	22,500	-	25,000
- at $0.50	51,000	51	25,449	-	25,500
Net loss for the year	-	-	-	(36,522)	(36,522)

Balance, December 31, 2000	7,551,000	7,551	43,049	(37,239)	13,361
Net loss for the year	-	-	-	(22,303)	(22,303)

Balance, December 31, 2001	7,551,000	7,551	43,049	(59,542)	(8,942)
Net loss for the year	-	-	-	(15,587)	(15,587)

Balance, December 31, 2002	7,551,000	7,551	43,049	(75,129)	(24,529)
Net loss for the year	-	-	-	(16,157)	(16,157)

Balance, December 31, 2003	7,551,000	7,551	43,049	(91,286)	(40,686)
Net loss for the year	-	-	-	(18,077)	(18,077)

Balance, December 31, 2004	7,551,000	7,551	43,049	(109,363)	(58,763)
Net loss for the year	-	-	-	(18,861)	(18,861)

Balance, December 31, 2005	7,551,000	7,551	43,049	(128,224)	(77,624)
Additional paid-in capital	-	-	4,200	-	4,200
Net loss for the period	-	-	-	(51,244)	(51,244)

Balance, September 30, 2006	7,551,000	7,551	47,249	(179,468)	(124,668)

SEE ACCOMPANYING NOTES

SMI PRODUCTS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Stated in US Dollars)
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

Business description

The financial statements presented are those of SMI Products, Inc. (the “Company”). The Company was incorporated in the State of Nevada on June 17, 1996. From inception through August 11, 2006, the Company was a development stage company in the business of internet real estate mortgage services. From and after August 11, 2006, the Company ceased its prior business. The Company’s business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at September 30, 2006. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

2. STOCKHOLDERS’ DEFICIENCY

Common stock

The Company has 7,551,000 shares of its common stock issued and outstanding as of September 30, 2006. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred stock

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated, but may be designated by the Board of Directors from time to time.

3. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company incurred no income taxes for the nine months ended September 30, 2006 and 2005. The expected income tax benefit for the nine months ended September 30, 2006 and 2005, assuming a 15% tax rate, is approximately $6,700 and $9,600 respectively, for which a full valuation allowance has been established.The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of the valuation allowance..

Net operating loss carryforwards of approximately $ 179,000 at September 30, 2006 are available to offset future taxable income, if any, and expire as follows:

$37,000	2020
$22,300	2021
$15,600	2022
$16,100	2023
$18,000	2024
$18,900	2025
$51,100	2026

A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

4. LOANS PAYABLE

At September 30, 2006, the Company had loans outstanding from certain shareholders in the aggregate amount of $124,616, which represents amounts loaned to the Company to pay the Company’s expenses of operation. During the quarter ended September 30, 2006, additional loans in the amount of $47,480 were advanced. Each loan is evidenced by a Loan Agreement and Convertible Promissory Note (each a “Note”) bearing interest at a rate of 2% per annum. Maturities of the Notes range from August 11, 2007 to September 30, 2007. At the option of the payee, the principal balance of each Note and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at any time prior to maturity. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion.

5. RELATED PARTY TRANSACTIONS

The Company was charged the following by an entity controlled by former directors and officers of the Company::

	Three Months Ended		Nine Months Ended		Cumulative Period from Inception June 17, 1996 to
	September 30,		September 30,		September 30
	2006	2005	2006	2005	2006

Consulting fees	$-	$-	$-	$-	$3,740
Management fees	-	-	3,000	-	3,000
Organizational costs	-	-	-	-	1,000
Rent	-	-	1,200	-	1,200

	$-	$-	$4,200	$-	$8,940

6. NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flow. During the nine months ended September 30, 2006, the former president of the Company provided certain administrative services at no charge to the Company. The fair value for these services has been recorded as additional paid-in capital as follows:

	Nine Months Ended		Cumulative Period from Inception June 17, 1996 to
	September 30,		September 30
	2006	2005	2006

Management fees	$3000	$-	$3000
Rent	1200	-	1200

	$4200	$-	$4200

7. GOING CONCERN

The accompanying financial statements included above contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described below, there is substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ending 2005.

Plan of Operation

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

Our principal business activity prior to August 11, 2006 was the business of internet real estate mortgage services. From and after August 11, 2006, the Company ceased its prior business. The Company’s business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. We have had only nominal operations or revenues since our inception. We anticipate no operations unless and until we complete a business combination as described above.

Results of Operations for Fiscal Quarter Ended September 30, 2006 Compared To September 30, 2005

During the third fiscal quarter of 2006, we had no revenues and incurred a net loss of $(34,980), as compared to a net loss of $(3,439) in the third fiscal quarter of 2005. General and administrative expenses in the third quarter of 2006 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. General and administrative expenses in the third quarter of 2005 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. We paid no rent or salaries and had no operations during the quarter. The significant increase in expenses for the quarter ended September 30, 2006 was primarily attributable to legal and accounting fees in connection with a transaction which occurred during the third quarter.

Results of Operations for the Nine Months Ended September 30, 2006 Compared To September 30, 2005

During the nine months ended September 30, 2006, we had no revenues and incurred a net loss of $(51,244), as compared to a net loss of $(11,780) in the nine months ended September 30, 2005. General and administrative expenses in the nine months ended September 30, 2006 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. General and administrative expenses in the nine months ended September 30, 2005 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. We paid no rent or salaries and had no operations during the nine-month period. The significant increase in expenses for the quarter ended September 30, 2006 was primarily attributable to legal and accounting fees in connection with a transaction which occurred during the third quarter.

Liquidity and Capital Resources

We had $300 cash on hand at the end of the third quarter of 2006 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $179,468. As of September 30, 2006 we had accrued expenses totaling $352 consisting of amounts due to the Company’s stock transfer agent.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $25,000 in the fiscal year ending December 31, 2006. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

The existence and amounts our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

•
failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

•	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

•	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Going Concern

Our independent auditors have added an  explanatory  paragraph to their audit issued in connection with the financial  statements  for the period ended December 31, 2005, relative to our ability to continue as a going  concern.  We had negative working capital of $124,668 as of September 30, 2006, we had an accumulated deficit of $179,468 incurred  through  September 30, 2006 and recorded a losses of $18,861 and $51,244 for the fiscal year ended December 31, 2005 and nine months ended September 30, 2006, respectively.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2006 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-QSB, including our financial statements and related notes.

We have had no operating history nor any revenues or earnings from operations.

We have had no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

Our management does not devote its full time to our business and operations.

Our management only devotes minimal time to our business. Management does not any written employment agreement with us, and is not expected to enter into one. Our management serves only on a part−time basis and has had limited experience in the business activities contemplated by us, yet our Company will be solely dependent on him. We lack the funds or other incentive to hire full−time experienced management. Management has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to the Company only on an as−needed basis.

We may have conflicts of interest with our management team.

Our officers and directors may in the future be affiliated with other blank check companies having a similar business plan to that of our Company (“Affiliated Companies”) which may compete directly or indirectly with us. Certain specific conflicts of interest may include those discussed below.

•
The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of the Company. The nature of these conflicts of interest may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable for the Company. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to the Company and its shareholders, the officers and directors of the Company have a fiduciary responsibility to the Company and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for The Company and its shareholders.

•
The officers and directors of The Company may serve as officers and directors of other Affiliated Companies in the future. The Company's officers and directors are required to devote only so much of their time to The Company's affairs as they deem appropriate, in their sole discretion. As a result, The Company's officers and directors may have conflicts of interest in allocating their management time, services, and functions among The Company and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

•
The Affiliated Companies may compete directly or indirectly with The Company for the acquisition of available, desirable combination candidates. There may be factors unique to The Company or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to the Company and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to the Company as if no conflicts existed. Members of the Company's management who also are or will be members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company. Should a potential acquisition be equally available to and desirable for both the Company and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to the Company’s shareholders that a desirable acquisition available to the Company may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both The Company and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by the Company, and there is no assurance when − or if − an acquisition ever will be completed.

•
Certain conflicts of interest exist and will continue to exist between the Company and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to the Company's affairs. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management. As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as the Company, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet the Company's selection criteria. It is likely, however, that the combination criteria of the Company and any Affiliated Companies will be substantially identical. Ultimately, the Company's shareholders ultimately must rely on the fiduciary responsibility owed to them by the Company's officers and directors. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs and in their dealings with the Company. Failure by them to conduct the Company's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to the Company should consult their counsel.

Our Certificate of Incorporation excludes personal liability on the part of its directors to the Company for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

Our proposed operations are purely speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for the Company to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that The Company will be successful in completing a combination or originating a business, nor that the Company will be successful or that its shares will have any value even if a combination is completed or a business originated.

We are subject to the penny stock rules.

Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

We may have significant difficulty in locating a viable business combination candidate.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It is possible that the per share value of your stock will decrease upon the consummation of a business combination.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the current shareholders of the Company may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by the Company almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct the Company and may not have an effective voice in their selection.

Any business combination that we engage in may have tax effects on us.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Geoffrey Alison, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures~~.~~, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Alison concluded that as of September 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2006, the Company’s board of directors and stockholders holding an aggregate of 5,551,000 shares of the Company’s common stock, representing approximately 73.5% of the total shares entitled to vote, consented in writing, without a meeting, to the following:

The Company agreeing to the adoption of the Agreement and Plan of Merger (the “Reincorporation Merger Agreement”) between the Company and SMI Products, Inc., a Delaware corporation formed by us (“SMI-Delaware”), in the form of Exhibit A attached to the Company’s Schedule 14C Information Statement (“Information Statement”) filed with the U. S. Securities and Exchange Commission on October 16, 2006. The Reincorporation Merger Agreement provides for the merger of the Company with and into SMI Delaware (the “Reincorporation Merger”), and will result in:

•	a change of domicile of the Company from the State of Nevada to the State of Delaware;

•
The right of the Company’s shareholders to receive one (1) share of common stock, par value $0.001 per share, of SMI-Delaware for each ten (10) shares of the Company’s common stock, par value $0.001 per share, owned as of the effective time of the reincorporation merger;

•	the persons presently serving as the Company’s executive officers and directors serving in their same respective positions with SMI Delaware;

•
the adoption of a new Certificate of Incorporation under the laws of Delaware in the form of Exhibit B attached to the Information Statement, pursuant to which the Company’s authorized capital stock will be changed from 100,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 110,000,000 shares of authorized capital stock, consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions, with respect to the preferred stock as the Board of Directors may determine from time to time; and   the adoption of new Bylaws under the laws of the State of Delaware in the form of Exhibit C attached to the Information Statement.

We will pay the expenses of furnishing this Information Statement, including the cost of preparing, assembling and mailing this Information Statement.

Copies of the Company’s Information Statement will be mailed to the stockholders of the Company approximately November 15, 2006 and the action will be deemed effective twenty (20) calendar days following such mailing.

Other than the foregoing, no matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the third fiscal quarter of 2006, and no meeting of shareholders was held.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SMI PRODUCTS, INC.

Date: November 14, 2006	By:	/s/ Geoffrey Alison
Geoffrey Alison
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31
CERTIFICATION

I, Geoffrey Alison, certify that:

I have reviewed this quarterly report on Form 10-QSB of SMI PRODUCTS, INC.;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2006

/s/ Geoffrey Alison
_____________________
Geoffrey Alison
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Geoffrey Alison, the Chief Executive Officer, Chairman of the Board of Directors and Treasurer of SMI PRODUCTS, INC. (the “Company”), DOES HEREBY CERTIFY that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (the “Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, each of the undersigned has executed this statement this 14th day of November, 2006.

/s/ Geoffrey Alison
___________
Geoffrey Alison
Chief Executive Officer and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to SMI PRODUCTS, INC. and will be retained by SMI PRODUCTS, INC. and furnished to the Securities and Exchange Commission or its staff upon request.