Form 10QSB
period 2007-03-31
SMI PRODUCTS INC
filed 2007-05-14
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

Commission File Number: 333-55166

SMI PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0363465
(State of organization)	(I.R.S. Employer Identification No.)

122 Ocean Park Blvd.
Suite 307
Santa Monica, California 90405
(Address of principal executive offices)

(310) 396-1691
Registrant’s telephone number, including area code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

There are 755,100 shares of common stock outstanding as of April 30, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

SMI PRODUCTS, INC.
(A Development Stage Company)
BALANCE SHEETS
March 31, 2007 and December 31, 2006

	March 31, 2007	Dec. 31, 2006
	(unaudited)	(audited)
ASSETS

Current
Cash	$—	$—

Total Current Assets	—	—

Total Assets	—	—

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,204	$9,078
Interest Payable	1,574	950
Loans payable	132,311	124,750

Total Current Liabilities	145,089	134,778

Total Liabilities	145,089	134,778

STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
100,000,000 shares authorized,
755,100 shares issued and outstanding	755	755
Preferred stock, $0.001 par value
10,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Additional paid-in capital	54,045	54,045
Deficit accumulated during the development stage	(199,889)	(189,578)

	(145,089)	(134,778)

Total Liabilities and Stockholders’ Deficiency	$—	$—

SEE ACCOMPANYING NOTES

SMI PRODUCTS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended March 31, 2007 and 2006
and from June 17, 1996 (Date of Inception) to March 31, 2007

(Unaudited)

	Three months ended March 31,			June 17, 1996 (Date of Inception) to
	2007	2006		March 31, 2007

Revenues	$-		$-	$13,668

Costs and Expenses:
General and administrative	1,788		3,062	66,936
Consulting	-		-	23,801
Professional Fees	7,900		4,176	122,914
Taxes	-		-	1,425
Total Costs and Expenses	9,688		7,238	215,076
Other Expenses:
Interest Expense	623		-	1,574
Write-off of accounts payable	-		-	2,192
Write-off of loans payable	-		-	900

Total Other Expenses	623		-
Net loss	$(10,311)	$	(7,238)	$(199,889)
Basic and diluted loss per
common share	$(0.01)		$(0.01)

Weighted average shares outstanding	755,100		755,100

SEE ACCOMPANYING NOTES

SMI PRODUCTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2007 and 2006 and
from June 17, 1996 (Date of Inception) to March 31, 2007

(Unaudited)

	Three months ended March 31,		June 17, 1996 (Date of Inception) to March 31,
	2007	2006	2007

Cash flows used in operating activities
Net loss	$(10,311)	$(7,238)	$(199,889)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Non-cash expenses	-	2,100	4,200
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	2,127	(70)	11,205
Increase in interest payable	624	-	1,574
Net cash used in operating activities	(7,561)	(5,208)	(182,911)
Cash flows provided by financing activities
Issuance of common stock	-	-	50,600
Increase in loans payable	7,561	5,339	132,311
Net cash provided by financing activities	7.561	5,339	182,911
Net increase (decrease) in cash	-	131	-

Cash, beginning of period	-	281	-
Cash, end of period	$-	$412	$-
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

SMI PRODUCTS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period June 17, 1996 (Date of Inception) to March 31, 2007

(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Number		Paid-in	Development
	of Shares	Amount	Capital	Stage	Total

Issued for services
- at $0.00002	500,000	$1	$99	$-	$100
Net loss for the period	-	-	-	(117)	(117)

Balance, December 31, 1996	500,000	1	99	(117)	(17)
Net loss for the year				(200)	(200)

Balance, December 31, 1997	500,000	1	99	(317)	(217)
Net loss for the year				(200)	(200)

Balance, December 31, 1998	500,000	1	99	(517)	(417)
Net loss for the year				(200)	(200)

Balance, December 31, 1999	500,000	1	99	(717)	(617)
Stock split	-	4,999	(4,999)	-	-
Issued for cash
- at $0.01	250,000	2,500	22,500	-	25,000
- at $0.50	5,000	51	25,449	-	25,500
Net loss for the year	-	-	-	(36,522)	(36,522)

Balance, December 31, 2000	755,100	7,551	43,049	(37,239)	13,361
Net loss for the year	-	-	-	(22,303)	(22,303)

Balance, December 31, 2001	755,100	7,551	43,049	(59,542)	(8,942)
Net loss for the year	-	-	-	(15,587)	(15,587)

Balance, December 31, 2002	755,100	7,551	43,049	(75,129)	(24,529)
Net loss for the year	-	-	-	(16,157)	(16,157)

Balance, December 31, 2003	755,100	7,551	43,049	(91,286)	(40,686)
Net loss for the year	-	-	-	(18,077)	(18,077)

Balance, December 31, 2004	755,100	7,551	43,049	(109,363)	(58,763)
Net loss for the year	-	-	-	(18,861)	(18,861)

Balance, December 31, 2005	755,100	7,551	43,049	(128,224)	(77,624)
Additional paid-in capital	-	-	4,200	-	4,200
Net loss for the year		-	-	(61,354)	(61,354)

Balance, December 31, 2006	755,100	$7,551	$47,249	$(189,578)	$(134,778)
Reverse Stock Split	-	(6,796)	6,796	-	-
Net loss for the period	-	-	-	(10,311)	(10,311)

Balance, March 31, 2007	755,100	755	54,045	(199,889)	(145,089)

The number of shares issued and outstanding has been restated to give retroactive effect for a 5,000 for one forward stock split on January 15, 2000 and a one for 10 reverse stock split on February 9, 2007. The par value and contributed surplus were adjusted during the year ended December 31, 2000 and the period ended March 31, 2007 to adjust the par value amounts in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

SMI PRODUCTS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2006.

Business description

The financial statements presented are those of SMI Products, Inc. (the “Company”). The Company was incorporated in the State of Nevada on June 17, 1996. The Company completed a reincorporation merger effective February 9, 2007 with its wholly-owned subsidiary, SMI Products, Inc., a Delaware corporation and from and after such date became a Delaware corporation. From inception through August 11, 2006, the Company was a development stage company in the business of internet real estate mortgage services. From and after August 11, 2006, the Company ceased its prior business. The Company’s business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at March 31, 2007. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

2. STOCKHOLDERS’ DEFICIENCY

Common stock

The Company has 755,100 shares of its common stock issued and outstanding as of April 30, 2007. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred stock

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated, but may be designated by the Board of Directors from time to time.

3. INCOME TAXES

No provision for income taxes has been provided in these financial statements due to the net loss. At March 31, 2007, the Company has net operating loss carryforwards, which expire commencing in 2017, totaling approximately $199,889. The potential tax benefit of these losses, if any, has not been recorded in the financial statements.

4. LOANS PAYABLE

At March 31, 2007 the Company was indebted to Fountainhead Capital Partners Limited, a shareholder holding approximately 73.5% of the Company’s issued and outstanding common shares, in the amount of $132,311, comprising (i) six convertible promissory notes aggregating a principal balance of $92,558 due and payable on August 11, 2007; (ii) a convertible promissory note with a principal balance of $31,637 due on September 30, 2007, and (iii) a convertible promissory note with a principal balance of $8,116 due on March 31, 2008. The principal balance of the convertible promissory notes and all accrued interest thereunder are convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the notes shall be cancelled and a replacement note in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amounts thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of hares issuable upon conversion shall be equitable adjusted to reflect the occurrence of such event. The following is a summary of loans payable to related parties:

5. GOING CONCERN

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

Overview

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ending 2006.

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

Results of Operations for Fiscal Quarter Ended March 31, 2007 Compared To March 31, 2006

During the first fiscal quarter of 2007, we had no revenues and incurred a net loss of $(10,311), as compared to a net loss of $(7,238) in the first fiscal quarter of 2006. General and administrative expenses in the first quarter of 2007 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. General and administrative expenses in the first quarter of 2006 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. We paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the first quarter of 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $199,889. As of March 31, 2007 we had accrued expenses totaling $11,204 consisting of amounts due to the Company’s stock transfer agent, auditors and EDGAR filing service.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $25,000 in the fiscal year ending December 31, 2007. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory  paragraph to their audit issued in connection with the financial  statements  for the period ended December 31, 2006, relative to our ability to continue as a going  concern.  We had negative working capital of $145,089 as of March 31, 2007, we had an accumulated deficit of $199,889 incurred  through  March 31, 2007 and recorded losses of $61,354 and $10,311 for the fiscal year ended December 31, 2006 and three months ended March 31, 2007, respectively.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2007 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Geoffrey Alison, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures~~.~~, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Alison concluded that as of March 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

The Company agreeing to the adoption of the Agreement and Plan of Merger (the “Reincorporation Merger Agreement”) between the Company and SMI Products, Inc., a Delaware corporation formed by us (“SMI-Delaware”), in the form of Exhibit A attached to the Company’s Schedule 14C Information Statement (“Information Statement”) filed with the U.S. Securities and Exchange Commission on October 19, 2006. The Reincorporation Merger Agreement provides for the merger of the Company with and into SMI Delaware (the “Reincorporation Merger”), and resulted in:

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

•
the adoption of a new Certificate of Incorporation under the laws of Delaware in the form of Exhibit B attached to the Information Statement, pursuant to which the Company’s authorized capital stock will be changed from 100,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 110,000,000 shares of authorized capital stock, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions, with respect to the preferred stock as the Board of Directors may determine from time to time; and   the adoption of new Bylaws under the laws of the State of Delaware in the form of Exhibit C attached to the Information Statement.

Copies of the Company’s Information Statement were mailed to the stockholders of the Company approximately December 21, 2006 and the action was deemed effective twenty (20) calendar days following such mailing.

Effective February 9, 2007, SMI-Nevada completed its reincorporation in the State of Delaware by merging with and into its wholly-owned subsidiary, SMI-Delaware, pursuant to an Agreement and Plan of Merger dated as of February 9, 2007. In the merger, each ten outstanding shares of SMI-Nevada’s Common Stock was converted into one share of Common Stock of SMI-Delaware. Additionally, the new Certificate of Incorporation of SMI-Delaware adopted under the laws of the State of Delaware, changed our authorized capital stock from 100,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 110,000,000 shares of authorized capital stock, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions, with respect to the preferred stock as the Board of Directors may determine from time to time.

Other than the foregoing, no matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the first fiscal quarter of 2007, and no meeting of shareholders was held.

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

SMI PRODUCTS, INC.

Date: May 14, 2007	By:	/s/ Geoffrey Alison
Geoffrey Alison
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.