Form 10QSB
period 2007-06-30
SMI PRODUCTS INC
filed 2007-07-20
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2007

Commission File Number: 333-55166

SMI PRODUCTS, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	88-0363465

(State of organization)	(I.R.S. Employer Identification No.)

122 Ocean Park Blvd.
Suite 307
Santa Monica, California 90405
________________________________________
(Address of principal executive offices)

(310) 396-1691
_________________________________________________
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

There are 755,100 shares of common stock outstanding as of June 30, 2007.

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
SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

SMI PRODUCTS, INC.
(A Development Stage Company)
BALANCE SHEETS
June 30, 2007 and December 31, 2006

	June 30, 2007	Dec. 31, 2006
	(unaudited)	(audited)

ASSETS

Current
Cash	$--	$--

Total Current Assets	--	--

Total Assets	--	--

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$--	$9,078
Interest Payable	2,236	950
Loans payable	165,901	124,750

Total Current Liabilities	168,137	134,778

Total Liabilities	168,137	134,778

Stockholders’ deficiency

Common stock, $0.001 par value
100,000,000 shares authorized,
755,100 shares issued and outstanding	755	755
Preferred stock, $0.001 par value
10,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Additional paid-in capital	54,045	54,045
Deficit accumulated during the development stage	(222,937)	(189,578)

Total Stockholders’ Deficiency	(168,137)	(134,778)

Total Liabilities and Stockholders’ Deficiency	$--	$--

SEE ACCOMPANYING NOTES

SMI PRODUCTS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2007 and 2006
and from June 17, 1996 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative Period from Inception June 17, 1996 to
	June 30,		June 30,		June 30
	2007	2006	2007	2006	2007
Revenues	$-	$-	$-	-	$13,668

Costs and Expenses:
General and administrative	21,161	2,901	22,949	5,963	88,097
Consulting	-	-	-	-	23,801
Professional Fees	1,225	6,124	9,125	10,300	124,139
Taxes	-	-		-	1,425

Total Costs and Expenses	22,386	9,025	32,074	16,263	237,462

Other Expenses:
Interest Expense	662	-	1,285	-	2,236
Write-off of accounts payable	-	-	-	-	2,192
Write-off of loans payable	-	-	-	-	900

Total Other Expenses	662	-	1,285	-	5,328

Net Loss	(23,048)	(9,025)	(33,359)	(16,263)	(222,937)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.04)	(0.02)

Weighted Average Number Of Common Shares Outstanding	755,100	755,100	755,100	755,100

SEE ACCOMPANYING NOTES

SMI PRODUCTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2007 and 2006 and
from June 17, 1996 (Date of Inception) to March 31, 2007

(Unaudited)

			June 17, 1996
			(Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2007	2006	2007

Cash flows used in operating activities
Net loss	$(33,359)	(16,263)	$(222,937)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Non-cash expenses	-	4,200	4,200
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	(9,077)	4,590	-
Increase in interest payable	1,286	-	2,236

Net cash used in operating activities	(41,150)	(7,473)	(216,501)

Cash flows provided by financing activities
Issuance of common stock	-	-	50,600
Increase in loans payable	41,150	7,702	165,901

Net cash provided by financing activities	41,150	7,702	216,501

Net increase (decrease) in cash	-	229	-

Cash, beginning of period	-	281	-

Cash, end of period	$-	$510	$-

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

SMI PRODUCTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2006.

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

Development Stage

The Company is considered to be a development stage company. Activities to date have been organizational activities including exploration and investigation of potential business ventures, development of business strategies and the formulation of a plan to raise equity.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at June 30, 2007. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

2.    STOCKHOLDERS’ DEFICIENCY

Common stock

The Company has 755,100 shares of its common stock issued and outstanding as of June 30, 2007. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred stock

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated, but may be designated by the Board of Directors from time to time.

3.    INCOME TAXES

No provision for income taxes has been provided in these financial statements due to the net loss. At June 30, 2007, the Company has net operating loss carryforwards, which expire commencing in 2017, totaling approximately $222,937. The potential tax benefit of these losses, if any, has not been recorded in the financial statements.

4.    LOANS PAYABLE

At June 30, 2007 the Company was indebted to Fountainhead Capital Partners Limited, a shareholder holding approximately 73.5% of the Company’s issued and outstanding common shares, in the amount of $165,901, comprising (i) six convertible promissory notes aggregating a principal balance of $92,558 due and payable on August 11, 2007; (ii) a convertible promissory note with a principal balance of $31,637 due on September 30, 2007, (iii) a convertible promissory note with a principal balance of $8,116 due on March 31, 2008 and (iv) a convertible promissory note with a principal balance of $33,590 due on June 30, 2008. The principal balance of the convertible promissory notes and all accrued interest thereunder are convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the notes shall be cancelled and a replacement note in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amounts thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of hares issuable upon conversion shall be equitable adjusted to reflect the occurrence of such event. The following is a summary of loans payable to related parties:

5.    RELATED PARTY TRANSACTIONS

The Company paid fees in connection with its Services Agreement with Fountainhead Capital Partners Limited (see Item 5, Other Information, below) and payment to its sole director, Geoffrey Alison, as follows:

	Three Months Ended		Six Months Ended		Cumulative Period from
	June 30,		June 30,		Inception (June 17, 1996)
	2007	2006	2007	2006	to June 30, 2007

General & Administrative
Expense	$20,000	$-	$20,000	$-	$20,000

6.    GOING CONCERN

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

Results of Operations for Fiscal Quarter Ended June 30, 2007 Compared To June 30, 2006

During the second fiscal quarter of 2007, we had no revenues and incurred a net loss of $(23,084), as compared to a net loss of $(9,025) in the second fiscal quarter of 2006. General and administrative expenses in the second quarter of 2007 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. In addition, we incurred an expense in the amount of $10,000 payable to our sole director, Geoffrey Alison, for his services provided to the Company as director and an expense in the amount of $10,000 payable to Fountainhead Capital Partners Limited in connection with the Company’s Services Agreement with Fountainhead Capital Partners Limited. The payments to Geoffrey Alison and Fountainhead Capital Partners Limited are related party expenses. General and administrative expenses in the second quarter of 2006 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. We paid no rent or salaries and had no operations during the quarter. The significant increase in expenses for the three months ended June 30, 2007 was primarily attributable to the fees paid to Geoffrey Alison and Fountainhead Capital Partners Limited.

Results of Operations for the Six Months Ended June 30, 2007 Compared To June 30, 2006

During the six months ended June 30, 2007, we had no revenues and incurred a net loss of $(33,359), as compared to a net loss of $(16,263) in the six months ended June 30, 2006. General and administrative expenses in the six months ended June 30, 2007 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. General and administrative expenses in the nine months ended September 30, 2005 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. In addition, we incurred an expense in the amount of $10,000 payable to our sole director, Geoffrey Alison, for his services provided to the Company as director and an expense in the amount of $10,000 payable to Fountainhead Capital Partners Limited in connection with the Company’s Services Agreement with Fountainhead Capital Partners Limited. The payments to Geoffrey Alison and Fountainhead Capital Partners Limited are related party expenses. We paid no rent or salaries and had no operations during the six-month period. The significant increase in expenses for the six months ended June 30, 2007 was primarily attributable to the fees paid to Geoffrey Alison and Fountainhead Capital Partners Limited.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the second quarter of 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $222,937. As of June 30, 2007 we had -0- accrued expenses.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial  statements for the period ended December 31, 2006, relative to our ability to continue as a going  concern.  We had negative working capital of $168,137 as of June 30, 2007, we had an accumulated deficit of $222,937 incurred through  June 30, 2007 and recorded losses of $61,354 and $23,048 for the fiscal year ended December 31, 2006 and three months ended June 30, 2007, respectively.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2007 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Our management only devotes minimal time to our business. Management does not any written employment agreement with us, and is not expected to enter into one. Our management serves only on a part-time basis and has had limited experience in the business activities contemplated by us, yet our Company will be solely dependent on him. We lack the funds or other incentive to hire full−time experienced management. Management has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to the Company only on an as-needed basis.

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

•
The Affiliated Companies may compete directly or indirectly with The Company for the acquisition of available, desirable combination candidates. There may be factors unique to The Company or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to the Company and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to the Company as if no conflicts existed. Members of the Company's management who also are or will be members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company. Should a potential acquisition be equally available to and desirable for both the Company and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to the Company’s shareholders that a desirable acquisition available to the Company may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both The Company and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by the Company, and there is no assurance when-or if-an acquisition ever will be completed.

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

ITEM 3.    CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Geoffrey Alison, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures~~.~~, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Alison concluded that as of June 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the second fiscal quarter of 2007, and no meeting of shareholders was held.

ITEM 5.    OTHER INFORMATION

On April 1, 2007, the Company entered into a Services Agreement with Fountainhead Capital Partners Limited (“FHCP”), an entity which owns 73.5% of the Company’s common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHCP a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing April 1, 2007. Pursuant to the terms of the Services Agreement, FHCP shall provide the following services to the Company:

(a)  FHCP will familiarize itself to the extent it deems appropriate with the business, operations, financial condition and prospects of the Company;

(b) At the request of the Company’s management, FHCP will provide strategic advisory services relative to the achievement of the Company’s business plan;

(c) FHCP will undertake to identify potential merger and acquisition targets for the Company and assist in the analysis of proposed transactions;

(d) FHCP will assist the Company in identifying potential investment bankers, placement agents and broker-dealers who are qualified to act on behalf of the Company to achieve its strategic goals.

(e) FHCP will assist in the identification of potential investors which might have an interest in evaluating participation in financing transactions with the Company;

(f) FHCP will assist the Company in the negotiation of merger, acquisition and corporate finance transactions;

(g) At the request of the Company’s management, FHCP will provide advisory services related to corporate governance and matters related to the maintenance of the Company’s status as a publicly-reporting company; and

(h) At the request of the Company’s management, FHCP will assist the Company in satisfying various corporate compliance matters.

A copy of the Services Agreement is attached as Exhibit 10.1

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Services Agreement with Fountainhead Capital Partners Limited

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SMI PRODUCTS, INC.

Date: July 19, 2007	By:	/s/ Geoffrey Alison
Geoffrey Alison
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Services Agreement with Fountainhead Capital Partners Limited

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.