Form 10-Q
period 2008-06-30
Nile Therapeutics, Inc.
filed 2008-08-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2008, there were 24,149,405 shares of common stock, par value $0.001 per share, of Nile Therapeutics Inc. issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,347,757	$16,233,464
Prepaid expenses and other current assets	415,944	526,303

Total current assets	10,763,701	16,759,767
Property and equipment, net	86,000	62,838
Intangible assets, net	234,286	252,723
Other noncurrent assets	105,623	14,000

Total assets	$11,189,610	$17,089,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$695,905	$658,773
Accrued expenses and other current liabilities	300,355	915,419
Due to related party	3,282	315,204

Total current liabilities	999,542	1,889,396

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,149,405 and 24,099,716 shares issued and outstanding	24,150	24,100
Additional paid-in capital	29,896,766	28,070,642
Deficit accumulated during the development stage	(19,730,848)	(12,894,810)

Total stockholders’ equity	10,190,068	15,199,932

Total liabilities and stockholders’ equity	$11,189,610	$17,089,328

See accompanying notes to unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 1, 2005 (date of inception) to June 30, 2008
	2008	2007	2008	2007
Grant income	$—	$—	$—	$—	$482,235
Operating expenses
Research and development	2,888,654	863,029	4,866,838	1,421,277	12,700,536
General and administrative	960,164	564,816	2,158,503	721,496	6,815,927

Total operating expenses	3,848,818	1,427,845	7,025,341	2,142,773	19,516,463

Loss from operations	(3,848,818)	(1,427,845)	(7,025,341)	(2,142,773)	(19,034,228)
Other income (expense)
Interest income	82,848	7,274	232,284	23,962	619,956
Interest expense	—	(59,836)	(137)	(119,014)	(1,272,934)
Other expense	(11,131)	—	(42,844)	—	(43,642)

Total other income (expense)	71,717	(52,562)	189,303	(95,052)	(696,620)

Net loss	$(3,777,101)	$(1,480,407)	$(6,836,038)	$(2,237,825)	$(19,730,848)

Basic and diluted loss per share	$(0.16)	$(0.11)	$(0.28)	$(0.16)

Weighted-average common shares outstanding	24,106,341	13,794,132	24,103,010	13,794,132

See accompanying notes to unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM AUGUST 1, 2005 (DATE OF INCEPTION) TO JUNE 30, 2008

(unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during Development Stage	Total Stockholders’ Equity
	Shares	Amount
Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$—	$5,000
Founders shares returned to treasury	(1,379,419)				—
Net loss				(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	$13,794	$(8,794)	$(10,043)	$(5,043)
Issuance of common shares pursuant to licensing agreement	1,379,419		500		500
Issuance of stock options for services			10,000		10,000
Net loss				(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	$13,794	$1,706	$(2,592,015)	$(2,576,515)
Issuance of common shares pursuant to licensing agreement	63,478	64	182,172		182,236
Issuance of common shares pursuant to licensing agreement	350,107	350	999,650		1,000,000
Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789		19,872,747
Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481		4,351,165
Discount arising from note conversion			483,463		483,463
Warrants issued in connection with note conversion			288,000		288,000
Reverse merger transaction
Elimination of accumulated deficit			(234,218)		(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968		234,218
Employee stock-based compensation			1,902,298		1,902,298
Non-employee stock-based compensation			(667)		(667)
Net loss				(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	$24,100	$28,070,642	$(12,894,810)	$15,199,932
Warrants issued in satisfaction of accrued liabilities			334,992		334,992
Employee stock-based compensation			1,184,145		1,184,145
Non-employee stock-based compensation			57,037		57,037
Issuance of common shares pursuant to licensing agreement	49,689	50	249,950		250,000
Net loss				(6,836,038)	(6,836,038)

Balance at June 30, 2008	24,149,405	$24,150	$29,896,766	$(19,730,848)	$10,190,068

See accompanying notes to unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Period from August 1, 2005 (date of inception) to June 30, 2008
	2008	2007
Cash flows from operating activities
Net loss	$(6,836,038)	$(2,237,825)	$(19,730,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	53,316	6,230	80,654
Stock-based compensation	1,826,174	(3,333)	4,920,541
Warrants issued to noteholders	—	—	288,000
Note discount due to beneficial conversion feature	—	—	483,463
Loss on disposal of assets	11,654	—	11,654
Non cash interest expense	—	—	351,165
Changes in operating assets and liabilities
Prepaid expenses and other current assets	110,359	(26,760)	(415,944)
Other noncurrent assets	(91,623)	(65,076)	(105,623)
Accounts payable	37,132	(174,984)	695,905
Accrued expenses and other current liabilities	(615,064)	620,198	300,355
Due to related parties	(311,922)	78,280	3,282

Net cash used in operating activities	(5,816,012)	(1,803,270)	(13,117,396)

Cash flows from investing activities
Purchase of property and equipment	(45,314)	(47,585)	(122,241)
Cash paid for intangible assets	(24,381)	(6,185)	(290,353)

Net cash used in investing activities	(69,695)	(53,770)	(412,594)

Cash flows from financing activities
Proceeds from issuance of notes payable	—	—	5,500,000
Repayment of notes payable	—	—	(1,500,000)
Proceeds from sale of common stock to founders	—	—	5,000
Proceeds from sale of common stock in private placement	—	—	19,872,747

Net cash provided by financing activities	—	—	23,877,747

		—
Net (decrease) increase in cash and cash equivalents	(5,885,707)	(1,857,040)	10,347,757
Cash and cash equivalents at beginning of period	16,233,464	2,022,234	—

Cash and cash equivalents at end of period	$10,347,757	$165,194	$10,347,757

Cash paid for interest	$—	$—	$150,000

Supplemental schedule of non-cash investing and financing activities:
Warrants issued in satisfaction of accrued liability	$334,992	$—	$334,992

Conversion of notes payable and interest to common stock	$—	$—	$4,351,165

Common shares of SMI issued in reverse merger transaction	$—	$—	$1,250

See accompanying notes to unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

1. DESCRIPTION OF BUSINESS

Nile Therapeutics, Inc. (“Nile” or “the Company”) commercially develops innovative products for the treatment of cardiovascular diseases. Nile’s lead compound is CD-NP, a chimeric natriuretic peptide currently in Phase II clinical studies for the treatment of heart failure. The Company is also developing 2NTX-99, a pre-clinical, small molecule, anti-atherothrombotic agent with nitric oxide (“NO”) donating properties, and CU-NP, a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type Natriuretic Peptide (“CNP”) and the N- and C-termini of Urodilatin (“URO”).

The Company was incorporated in the State of Nevada on June 17, 1996 and reincorporated in Delaware on February 9, 2007, at which time its name was SMI Products, Inc. (“SMI”). On September 17, 2007, the Company completed a merger transaction whereby Nile Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of SMI, merged with and into Nile Therapeutics, Inc., a privately held Delaware corporation (“Old Nile”), with Old Nile becoming a wholly-owned subsidiary of SMI. Immediately following the merger described above, the Company filed a Certificate of Ownership with the Secretary of State of the State of Delaware pursuant to which the Company merged Old Nile with and into the Company, with the Company remaining as the surviving corporation to that merger. In connection with that short-form merger, and as set forth in the Certificate of Ownership, the Company changed its name to “Nile Therapeutics, Inc.” These two transactions are hereinafter referred to as the “Merger.” All costs incurred in connection with the Merger were expensed. Upon completion of the Merger, the Company adopted Old Nile’s business plan.

2. BASIS OF PRESENTATION

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2008, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying unaudited Condensed Financial Statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended June 30, 2008 are not necessarily indicative of results for the full 2008 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Pursuant to the Merger, each share of common stock of Old Nile that was outstanding immediately prior to the Merger was exchanged for 2.758838 shares of the Company’s common stock, and one share of Old Nile common stock was issued to SMI. All share and per share information in the condensed interim financial statements has been restated to retroactively reflect the conversion ratio of 2.758838. As further explained in Note 3(a) in the 2007 Form 10-KSB, upon completion of the Merger and certain related transactions, the Company’s stockholders owned 95% of the capital stock of the merged company and the Merger was accounted for as a reverse acquisition.

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced, estimates of the fair value and forfeiture rates of stock options issued to employees and consultants, and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates. The Company does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying Condensed Financial Statements.

NILE THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

3. LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2008, the Company reported a net loss of $6,836,038 and a net loss of $19,730,848 from the date of inception, August 1, 2005, to June 30, 2008. Total cash and cash equivalents were $10,347,757 as of June 30, 2008 compared to $16,233,464 as of December 31, 2007. Through June 30, 2008, a significant portion of the Company’s financing has been through private placements of common stock and debt financing. During 2007, the Company raised approximately $20,000,000 through a private placement of common stock. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Based on its resources at June 30, 2008 and the current plan of expenditure on continuing development of current products, the Company believes that it has sufficient capital to fund its operations to the middle of 2009 and will need additional financing in the future until it can achieve profitability, if ever. The Company plans to continue to fund its operations from cash on hand and through similar sources of capital as previously described, or through other sources that may be dilutive to existing stockholders. The Company can give no assurances that it will be able to secure such additional financing, or if available that it will be sufficient to meet its needs. Actual cash requirements may vary materially from those now planned, however, because of a number of factors including a change in the focus and direction of the Company’s research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. The success of the Company depends on its ability to discover and develop its products to the point of Food and Drug Administration (“FDA”) approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional equity capital to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s products, acquire additional product licenses and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund its ongoing operations, management can provide no assurances that the Company will be able to raise such sufficient funds.

4. BASIC AND DILUTED LOSS PER SHARE

The Company calculates basic and diluted loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	June 30, 2008	June 30, 2007
Warrants to purchase common stock	375,249	—
Options to purchase common stock	4,376,519	137,940

Total potentially dilutive securities	4,751,768	137,940

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

Patents

Intangible assets consist of costs related to acquiring patents and to prosecuting and maintaining intellectual property rights, and are amortized using the straight-line method over the estimated useful lives. Beginning in 2008, the Company changed its estimate of the expected useful life of its recorded intangibles from twenty years to three years. The Company believes that a three year useful life

NILE THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

better reflects the uncertainty of the future benefit of the patent assets. The change in the useful life of the Company’s patent assets did not have a material affect on the Company’s financial position or results of operations. The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred.

At June 30, 2008, intangible assets consisted of patents and patent applications acquired from third parties for the CD-NP and 2NTX-99 compounds. Amortization expense was $20,195 and $332 for the three months ended June 30, 2008 and 2007, respectively, $42,818 and $1,808 for the six months ended June 30, 2008 and 2007, respectively, and $56,067 from the date of inception, August 1, 2005 to June 30, 2008.

License Agreements

CD-NP

On January 20, 2006, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the Mayo License Agreement, with Mayo Foundation for Medical Education and Research (“Mayo”) for the rights to issued patents, patent applications and know-how relating to the use of CD-NP in all therapeutic uses. The Company also holds the rights to improvements to CD-NP that arise out of the laboratory of Dr. John Burnett, the inventor of CD-NP, until January 20, 2009. Under the terms of the Mayo License Agreement, the Company paid Mayo an up-front cash payment and reimbursed it for past patent expenses. In addition, the Company issued 1,379,419 shares of common stock to Mayo. Mayo will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to CD-NP. In July 2008, the Company made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial. The Company will also pay substantial milestone payments to Mayo upon the receipt of regulatory approval for each additional indication of CD-NP, as well as for additional compounds or analogues contained in the intellectual property. Pursuant to the Mayo License Agreement, the Company will pay Mayo an annual maintenance fee and a percentage of net sales of licensed products, as well as $50,000 per year for the consulting services of Dr. Burnett while serving as chairman of the Company’s Scientific Advisory Board.

In addition to the potential milestone payments discussed above, the Mayo License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period August 1, 2005 (inception) through June 30, 2008, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares, representing $182,235 of common stock.

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

Under the 2NTX-99 License Agreement, the Company made an up-front cash payment to Dr. Casagrande and reimbursed him for past patent expenses. The Company also issued to Dr. Casagrande 350,107 shares of common stock having a fair market value as of August 6, 2007 equal to $1,000,000. Additionally, the agreement provides for performance-based milestone payments to Dr. Casagrande upon completion of clinical and regulatory milestones relating to 2NTX-99 in the U.S., Europe and Japan. The Company will also be required to make certain milestone payments to Dr. Casagrande upon regulatory approval for each additional indication of 2NTX-99 and upon achieving certain annual sales milestones. The first milestone payment will be due when the first patient is dosed in the first Company-sponsored Phase I clinical trial of 2NTX-99 in the U.S. or the European Union. The Company will also be required to make quarterly royalty payments to Dr. Casagrande based on a percentage of net sales of licensed products by the Company and any future sub-licensees.

CU-NP

Effective as of June 13, 2008, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the CU-NP Mayo License Agreement, with Mayo for the rights to commercially develop CU-NP for all therapeutic indications. The Company also holds the rights to improvements to CU-NP that arise out of the laboratory of Dr. John Burnett and Candace Lee, the inventors of CU-NP, until June 13, 2011.

NILE THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

Under the terms of the CU-NP Mayo License Agreement, the Company paid Mayo an up-front cash payment. Additionally, Mayo will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase II clinical trial of a product. Additional milestone payments will occur upon certain other events. Pursuant to the agreement, Nile must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products.

In addition to the cash payments described above with respect to the CU-NP Mayo License Agreement, the Company has also agreed to issue certain amounts and types of equity to Mayo. In June 2008, the Company issued 49,689 shares of common stock to Mayo having a fair market value as of June 13, 2008 equal to $250,000. This amount has been recorded in research and development expenses in the accompanying Condensed Statement of Operations. Additionally, Dr. Burnett has applied for funding through Mayo’s Discovery-Translation Program. In the event Dr. Burnett is awarded funding through this program, and the funding is used for the development of the licensed product based on the patent applications, the Company has agreed to grant to Mayo an equivalent dollar value in stock warrants to purchase the Company’s common stock. The number of warrants will be calculated using the Black-Scholes option-pricing model and will include a cashless exercise provision with language to be negotiated in good faith between the parties.

6. STOCKHOLDERS’ EQUITY

(a) Common Stock

In August 2005, the Company issued an aggregate 13,794,132 shares of common stock to its founders for $5,000. The founders subsequently returned 1,379,419 of these shares to the Company for issuance to Mayo. In January 2006, the Company issued 1,379,419 shares of common stock to Mayo, pursuant to the terms of the Mayo Licensing Agreement. The fair value of these shares of $500 was recorded as stock-based compensation and is included in research and development expense in the accompanying Condensed Statements of Operations.

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

In August 2007, pursuant to the terms of the 2NTX-99 License Agreement, the Company issued 350,107 shares of common stock to Dr. Casagrande. The fair value of the shares on August 6, 2008 was $1,000,000 and was recorded as research and development expense in the accompanying Condensed Statements of Operations.

In September 2007, also pursuant to the terms of the Mayo License Agreement, the Company issued 63,478 shares of common stock to Mayo. The fair value of the shares on September 17, 2007 was $182,236 and was recorded as research and development expense in the accompanying Condensed Statements of Operations.

In June 2008, pursuant to the CU-NP Mayo License Agreement, the Company issued 49,689 shares of common stock to Mayo. The fair value of the shares on June 13, 2008 was $250,000 and was recorded as research and development expense in the accompanying Condensed Statements of Operations.

(b) Warrants

In conjunction with the conversion of the convertible promissory notes, the Company issued warrants to purchase 168,337 shares of common stock. The fair value of the warrants was determined to be $288,000.

In 2007, as consideration for the performance of consulting and due diligence efforts related to the licensing of 2NTX-99, the Company granted and accrued for fully vested warrants to purchase 206,912 shares of its common stock. The warrants were valued at $334,992 using the Black-Scholes option-pricing model and the following assumptions: exercise price $2.71, a 4.02% risk-free interest rate, a 5 year contractual term, a dividend rate of 0%, and 68% expected volatility. Of the total warrants granted, 137,567 warrants with an aggregate value of $222,770, were granted to employees of Two River Group Holdings, LLC (“Two River”), a related party (note 8). The remaining warrants were granted to outside consultants. The warrants were recorded as an expense and a liability during the year ended December 31, 2007. In March 2008, these warrants were issued in satisfaction of the accrued liability.

NILE THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

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

A summary of the status of the options issued under the Plan at June 30, 2008, and information with respect to the changes in options outstanding is as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	2,912,681	$2.72
Options granted under the Plan	957,588	$4.68
Options forfeited	(87,500)	$4.45

Balance at June 30, 2008	3,782,769	$3.17	9.02	$7,880,456

Exercisable at June 30, 2008	782,092	$2.30	8.06	$2,307,077

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123R”), as interpreted by Staff Accounting Bulletin 107 (“SAB 107”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. The Company estimated the fair value of each option award using the Black-Scholes option valuation model and the following assumptions for the six months ended June 30, 2008 (no options were granted during the six months ended June 30, 2007):

Expected volatility	75% to 89%
Expected term	5.75 to 6.25 years
Dividend yield	0%
Risk-free interest rates	1.98% to 3.44%

NILE THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

As allowed by SFAS 123R for companies with a short period of publicly traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. The Company calculates the estimated life of stock options using the “simplified” method as permitted by SAB 107.

The Company has no historical basis for determining expected forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

Total employee stock-based compensation recognized by the Company in the three and six months ended June 30, 2008 and 2007 and from the date of inception, August 1, 2005, to June 30, 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 1, 2005 (date of inception) to June 30, 2008
	2008	2007	2008	2007
Research and development expense	128,675	—	182,963	—	222,807
General and administrative expense	434,098	—	1,001,182	—	2,863,636

Total stock-based compensation expense	562,773	—	1,184,145	—	3,086,443

At June 30, 2008, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $5,534,280, which is expected to be recognized over a weighted-average period of 2.5 years.

In addition to the options issued under the Plan, the Company issued fully vested options to purchase 593,750 shares outside of the Plan to a former executive of the Company pursuant to his separation agreement. The options were issued at an exercise price of $2.71 and had an intrinsic value of $1,508,125 as of June 30, 2008. The options expire on September 17, 2012. The former executive was provided with limited “piggy-back” registration rights and was reimbursed for approximately $12,000 in attorney’s fees. The fair value of the options on the grant date was $1.62 per share.

The Company accounts for stock-based compensation arrangements for non-employees under SFAS 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, those transactions are measured at the fair value of the equity instruments or the consideration received, whichever is more reliably measurable.

In December 2007, the Company granted 30,000 options to purchase common stock to an advisor. The options vest monthly over 36 months and have an exercise price of $5.75. The Company revalues the options monthly and has expensed $57,037 in connection with these options in the six months ending June 30, 2008, and $66,370 from inception to June 30, 2008.

8. RELATED PARTIES

On occasion, some of the Company’s expenses have been paid by Two River Group Holdings, LLC (“Two River”), a company controlled by several of our directors and founders. No interest is charged by Two River on any outstanding balance owed by the Company. As of June 30, 2008, reimbursable expenses totaled $3,282, which was paid in full in July 2008.

In 2007, as consideration for the performance of consulting and due diligence efforts related to the licensing of 2NTX-99, the Company granted fully vested warrants to purchase 206,912 shares of its common stock at an exercise price of $2.71. Of the total amount of the warrants granted 137,567 were granted to employees of Two River. The remaining warrants were granted to outside consultants.

NILE THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

9. COMMITMENTS AND CONTINGENCIES

The Company relocated its principal offices effective April 1, 2008 from Berkeley, California to San Francisco, California. The Berkeley, California office was under a non-cancelable operating lease that expires in April 2010. The total undiscounted future lease payments due under this lease as of March 31, 2008 were approximately $162,000. The Company recorded a loss liability of approximately $138,500, which was equal to the total future lease payments through the end of the lease, discounted at 16%. In June 2008, the Company entered into a lease termination and surrender of premises agreement with the landlord, under which the Company paid $57,000 and surrendered the $14,000 security deposit to terminate the lease.

In March 2008, the Company entered into a non-cancelable office lease agreement for office space in San Francisco, California. The lease expires in March 2011. Future minimum lease payments under the lease are approximately $82,395 in 2008, $112,000 in 2009, $116,000 in 2010, and $29,000 in 2011, not including annual operating cost escalations. In connection with this lease, the Company delivered an irrevocable stand-by and unconditional letter of credit in the amount of $54,929 as a security deposit, with the landlord as the beneficiary in case of default or failure to comply with the lease requirements. In order to fund the letter of credit, the Company deposited a compensating balance of $54,929 into a certificate of deposit with a financial institution which shall be restricted for the entire period of the three year lease agreement. Restricted cash is included in other noncurrent assets on the accompanying Condensed Balance Sheets.

10. SUBSEQUENT EVENTS

In July 2008, pursuant to the Mayo License agreement, the Company made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “could,” “should,” “might,” “believe,” “seek,” “estimate,” “continue,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those set forth under the section entitled “Risk Factors” included in our 10-KSB filed with the Securities and Exchange Commission on March 27, 2008. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled “Risk Factors” included in our 10-KSB filed with the Securities and Exchange Commission on March 27, 2008. Any of the risks could materially and adversely affect our business, results of operations and financial condition.

Overview

We are a development stage biopharmaceutical company in the business of commercially developing innovative products for the treatment of cardiovascular diseases. Our lead compound is CD-NP, a chimeric natriuretic peptide currently in Phase II clinical studies for the treatment of heart failure. We believe CD-NP may be useful in several cardiovascular and renal indications. We are initially developing CD-NP as a treatment for heart failure. We are also developing 2NTX-99, a pre-clinical, small molecule, anti-atherothrombotic agent with nitric oxide (“NO”) donating properties, and CU-NP, a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type Natriuretic Peptide (“CNP”), and the N- and C-termini of Urodilatin (“URO”).

We have no product sales to date and we will not generate any product revenue until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. Currently, nearly all of our development expenses have related to our lead product candidate, CD-NP. As we proceed with the clinical development of CD-NP and as we further develop 2NTX-99 and CU-NP, our second and third product candidates, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private sales of our common stock and other debt financings.

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.” SFAS 123R requires us to expense the fair value of stock options over the vesting period. We determine the fair value of stock options using the Black-Scholes option- pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial and development performance. Stock-based compensation expense is included in the respective categories of expense in the statements of operations. We expect to record additional non-cash compensation expense in the future, which may be significant.

Our Product Candidates

We currently have three product candidates: CD-NP, in clinical development for the treatment of heart failure; 2NTX-99, which is in pre-clinical development and has potential utility in atherosclerotic, thrombotic, and microvascular diseases; and CU-NP which is in pre-clinical development and has potential utility in a number of cardiovascular and renal indications.

CD-NP Program - CD-NP is a novel chimeric natriuretic peptide in clinical development for an initial indication of acute decompensated heart failure (“ADHF”). CD-NP was rationally designed by scientists at the Mayo Clinic’s cardio-renal research labs. Current therapies for ADHF, including B-type natriuretic peptide, have been associated with favorable pharmacologic effects, but have also been associated with hypotension and decreased renal function which limit their utility in clinical practice. CD-NP was designed to preserve the favorable effects of current therapies while eliminating or attenuating the hypotensive response, and enhancing or preserving renal function. In addition to an initial indication for ADHF, CD-NP has potential utility in other indications which include preservation of cardiac function subsequent to acute myocardial infarction (“AMI”), and prevention of renal damage subsequent to cardiac surgery.

In 2007, we completed a Phase Ia dose-escalation study in healthy volunteers to examine the safety and pharmacodynamic effects of various doses of CD-NP. The study placed particular emphasis on the effects of CD-NP on blood pressure and renal function. Data from the completed Phase Ia study in healthy volunteers was consistent with several pre-clinical findings, including that CD-NP was associated with increased levels of plasma cGMP, a secondary messenger of the target receptor, preserved renal function, increased natriuresis and diuresis and had a minimal effect on mean arterial pressure.

2NTX-99 Program - 2NTX-99 is a small molecule anti-platelet, anti-atherothrombotic agent with nitric oxide (“NO”) donating properties currently in pre-clinical development. Mechanistically, 2NTX-99 is believed to inhibit the synthesis and action of thromboxane and enhances prostacyclin production. Prostacyclin and NO work together to inhibit platelet adhesion and aggregation, induce vasodilation and protect the vascular wall from atherogenic stimuli.

We believe that the unique activity profile of 2NTX-99 has potential utility in a range of atherosclerotic, thrombotic, and microvascular diseases, including intermittent claudication and diabetic nephropathy. We initiated pre-clinical toxicology and manufacturing activities for 2NTX-99 in the third quarter of 2007, and we are on track to file an IND and enter human testing in 2009.

CU-NP Program – CU-NP is a novel natriuretic peptide rationally designed by scientists at the Mayo Clinic’s cardio-renal research labs. CU-NP was designed to combine the favorable hemodynamic venodilating effects of CNP generated via NPR-B receptor agonism, with the beneficial renal effects of Urodilatin generated via NPR-A receptor agonism. In animal models, CU-NP was shown to increase natriuresis, diuresis, and glomerular filtration rate (“GFR”) in a dose dependent manner; and to decrease cardiac filling pressure, and inhibit the renin-angiotensin system without inducing significant hypotension.

Research and Development Plan

In the first quarter of 2008, we initiated a Phase Ib dose-escalation study to assess the safety and pharmacodynamic profile of CD-NP in stable heart failure patients. In early July 2008, we dosed the first patient in a Phase IIa dose-escalation study to assess the safety and pharmacodynamic profile of CD-NP in acute heart failure patients. We expect to complete our two dose-escalation studies in the second half of 2008. Also in the second half of 2008, we expect to initiate a clinical trial to study CD-NP in patients with AMI.

In addition to our own studies, in July 2008, Mayo dosed the first patient in a Phase Ib study, under an investigator-sponsored IND, to better understand CD-NP’s renal properties.

During 2008, we intend to complete the IND-enabling development program for 2NTX-99 to enable entering human testing in 2009.

For CU-NP, we have initiated the pre-clinical development program, and will be performing early pre-clinical studies and pharmacology studies in the second half of 2008.

Results of Operations for the Three and Six Months Ended June 30, 2008 as compared to the Three and Six Months Ended June 30, 2007

The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes contained elsewhere in this Form 10-Q.

Revenue. We had no revenue during the three and six months ended June 30, 2008 and 2007 as none of our product candidates have been approved for commercialization.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2008 and 2007 were $2,888,654 and $863,029, respectively. Research and development expenses for the six months ended June 30, 2008 and 2007 were $4,866,838 and $1,421,277, respectively. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, and manufacturing development, legal expenses resulting from intellectual property prosecution, contractual review, and other expenses relating to the design, development, testing, and enhancement of our product candidates. The increase of approximately $3.4 million in the first six months of 2008 over 2007 is primarily due to an increase of approximately $1.2 million in manufacturing expenses and $1.0 million in clinical development expenses. Manufacturing expenses, including formulation development and drug product manufacturing increased due to the increase in manufacturing activities for CD-NP and the addition of manufacturing activities for 2NTX-99. Clinical development expenses increased in relation to sponsored clinical trial expenses. In June 2008, we incurred a one time expense of $0.5 million, including a mixture of issued stock and cash, pursuant to the CU-NP Mayo licensing agreement. The remaining increases resulted from an increase in salaries and related expenses resulting from the hiring of additional research and development personnel. We expense all research and development costs as incurred.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2008 and 2007 were $960,164 and $564,816, respectively and for the six months ended June 30, 2008 and 2007 were $2,158,506 and $721,496, respectively. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities. General and administrative personnel expenses in the first six months of 2008 were approximately $1.4 million higher than in the same period in 2007 due to an increase in salaries and related expenses of approximately $0.9 million, including non-cash stock-based compensation. Legal and accounting and other professional services increased approximately $0.4 million due primarily to the Company’s public filing requirements in the first six months of 2008 that had no comparable expense in the first six months of 2007.

Interest Income. Interest income for the three months ended June 30, 2008 and 2007 was $82,848 and $7,274, respectively and for the six months ended June 30, 2008 and 2007 was $232,284 and $23,962 respectively. The increase is due to an increase in cash and cash equivalents resulting from the raising of approximately $20 million in the third quarter of 2007.

Interest Expense. Interest expense for the three months ended June 30, 2008 and 2007 was $0 and $59,836, respectively, and for the six months ended June 30, 2008 and 2007 was $137 and $119,014, respectively. The decrease is attributable to the conversion of 6% convertible promissory notes in September 2007 that were issued in March 2006 and had an aggregate principal amount of $4,000,000.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2008.

License Agreement Commitments

Pursuant to our license agreement with Mayo for CD-NP, in July 2008 the Company made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial. Subsequent milestones achieved will require us to make additional milestone payments to Mayo.

Pursuant to our license agreement with Dr. Casagrande, upon achieving the next milestone, dosing of the first patient in a Phase I trial, we will make a milestone payment of either $250,000 or $150,000 to Dr. Casagrande, depending on the regulatory jurisdiction of the trial. We estimate that this payment will be made in the first half of 2009. Achievement of subsequent milestones will require us to make additional milestone payments to Dr. Casagrande.

Effective June 13, 2008, we entered into the CU-NP Mayo License Agreement with Mayo. Under the terms of the agreement, Mayo granted to us a worldwide, exclusive license for the rights to commercially develop CU-NP for all therapeutic indications. We also have the rights to improvements to CU-NP and know-how that arise out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP, until June 16, 2011. In consideration for the CU-NP Mayo License Agreement, we agreed to expend reasonable amounts to conduct a research and commercial development program to commercialize a product developed from the patent, to pursue diligently worldwide regulatory approval of a product, and to commence marketing within six months following regulatory approval of the product in the United States. In addition, under the terms of the agreement, we made an up-front cash payment to Mayo. Additionally, Mayo will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase II clinical trial of a product. Additional milestone payments will occur upon other events. Pursuant to the agreement, we must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products.

In addition to the cash payments described above with respect to the CU-NP Mayo License Agreement, we have also agreed to issue certain amounts and types of equity to Mayo. Initially, we have agreed to issue a number of shares of Nile’s common stock having a fair market value as of June 13, 2008 equal to $250,000. The shares issued to Mayo are not subject to anti-dilution protection and, like all of our shares of common stock, will be diluted over time if we issue additional shares. Additionally, Dr. Burnett has applied for funding through Mayo’s Discovery-Translation Program. In the event Dr. Burnett is awarded funding through this program, and the funding is used for the development of the licensed product, we have agreed to grant to Mayo an equivalent dollar value in stock warrants to purchase our common stock. The number of warrants will be calculated using the Black-Scholes option-pricing model. The warrants will include a cashless exercise provision with language to be negotiated in good faith between the parties.

Warrant Grant

In 2007, as consideration for the performance of consulting and due diligence efforts related to the licensing of 2NTX-99, we granted and accrued for fully vested warrants to purchase 206,912 shares of our common stock at an exercise price of $2.71. Of the total amount of the warrants granted, 137,567 were granted to employees of Two River Group, a related party. The remaining warrants were granted to outside consultants. In March 2008, we issued these warrants in satisfaction of the accrued liability.

Employees

As of the date of this Quarterly Report, we have eight employees, all of whom are full-time. We retain several consultants who serve in various operational and administrative capacities, and we utilize clinical research organizations, and third parties to perform our pre-clinical studies, clinical studies and manufacturing. We may hire additional research and development staff, as required, to support our product development.

Liquidity and Capital Resources

For the six months ended June 30, 2008, we had a net loss of $6,836,038. From inception to June 30, 2008, we have incurred an aggregate net loss of $19,730,848 primarily through a combination of research and development activities related to the licensed technologies under our control and expenses supporting those activities. We expect to incur additional losses in the future as we increase our research and development and clinical development activities.

We have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever. We have financed our operations since inception primarily through debt and equity financings. During the six months ended June 30, 2008, we experienced a decrease in cash and cash equivalents of approximately $5.9 million. This decrease primarily resulted from net cash used in operating activities.

Total cash and cash equivalents as of June 30, 2008 were $10,347,757 compared to $16,233,464 at December 31, 2007. As our business does not generate any cash flow, we will need to raise additional capital after we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2008, a significant portion of our financing has been through private placements of common stock and debt financing. We will continue to fund operations from cash on hand and through the similar sources of capital previously described, or through other sources that may be dilutive to existing stockholders. We can give no assurances that we will be able to secure such additional financing, or if available, it will be sufficient to meet our needs. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. Based on our resources at June 30, 2008, and our current plan of expenditure on continuing development of our current products, we believe that we have sufficient capital to fund our operations through the middle of 2009, and will need additional financing until we can achieve profitability, if ever. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs. Each of these alternatives would likely have a material adverse effect on the prospects of our business.

Critical Accounting Policies and Estimates

Our unaudited Condensed Financial Statements are prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis including clinical trial accruals and stock-based compensation. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements and accompanying notes.

Research and Development Expenses and Accruals

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, and manufacturing development, legal expenses resulting from intellectual property prosecution, contractual review, and other expenses relating to the design, development, testing, and enhancement of our product candidates. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Our cost accruals for clinical trials and other research and development activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and contract research organizations. In the normal course of business we contract with third parties to perform various research and development activities in the on-going development of our product candidates. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other research and development activities are recognized based on our estimate of the degree of completion of the event or events specified in the specific contract.

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants. We issued stock options to employees, directors and consultants under the 2005 Stock Option Plan beginning in 2006.

We account for employee stock-based compensation in accordance with SFAS 123R, “Share-Based Payments”. SFAS 123R requires us to expense the fair value of stock options over the vesting period on a straight-line basis. We determine the fair value of stock options using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options. Additional information on the variables and assumptions used in our stock-based compensation are described in Note 7 of the accompanying notes to our unaudited Condensed Financial Statements.

Stock options or other equity instruments to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) issued as consideration for goods or services received by the Company are accounted for under SFAS 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically remeasured as the underlying options vest. The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company was not an “accelerated filer” for the 2007 fiscal year because it was qualified as a “small business issuer.” Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company until the fiscal year ended December 31, 2009. Notwithstanding the fact that these internal control requirements do not apply to the Company at this time, management has begun reviewing the Company’s internal control procedures to facilitate compliance with those requirements when they become applicable.

PART II – OTHER INFORMATION

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

The 2008 Annual Meeting of Stockholders of the Company was held pursuant to notice on Thursday, May 29, 2008 at 9:30 a.m., Eastern Daylight Time, at One Liberty Plaza, 165 Broadway, 50th Floor, New York, New York. There were present at the meeting, in person or represented by proxy, the holders of 15,216,385 shares of the Company’s common stock. The matters voted on at the meeting and the votes cast were as follows:

(a) The nominees listed below were elected to our Board of Directors at the meeting:

NAME OF NOMINEE	NO. OF COMMON VOTES IN FAVOR	NO. OF COMMON VOTES WITHHELD
Pedro Granadillo	15,205,350	11,035
Peter M. Kash	15,205,350	11,035
Joshua A. Kazam	15,205,350	11,035
Paul A. Mieyal, Ph.D.	15,205,350	11,035
Gregory W. Schafer	15,205,350	11,035
Peter M. Strumph	15,205,350	11,035
David M. Tanen	15,205,350	11,035

(b) The appointment of Hays & Company LLP as the Company’s independent accountants for the fiscal year ending December 31, 2008 was ratified. There were 15,119,826 shares of the Company’s common stock voting in favor, 0 shares of common stock voting against and 96,559 shares of common stock abstaining

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1*	Technology License Agreement, by and between Nile Therapeutics, Inc., a Delaware corporation, and Mayo Foundation for Medical Education and Research, a Minnesota charitable corporation, effective as of June 17, 2008.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested for certain portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NILE THERAPEUTICS, INC.

Date August 14, 2008	By:	/s/ Peter Strumph
Peter Strumph
Chief Executive Officer
(Principal Executive Officer)

Date August 14, 2008	By:	/s/ Daron Evans
Daron Evans
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1*	Technology License Agreement, by and between Nile Therapeutics, Inc., a Delaware corporation, and Mayo Foundation for Medical Education and Research, a Minnesota charitable corporation, dated as of June 17, 2008.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested for certain portions.