Form 10-K/A
period 2008-12-31
Nile Therapeutics, Inc.
filed 2009-04-23
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑ Yes ☐ No

Note—Checking the box above will not relieve any registrant to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Large accelerated filer Accelerated filer  ☐                                                    Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). ☐  Yes    ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2008: $69,316,648

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 12, 2009, there were 24,149,405 shares of the issuer’s common stock, par value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K (the “Initial Filing”) of Nile Therapeutics, Inc., a Delaware corporation (the “Company”), for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 12, 2009, is being filed solely for the limited purpose of amending Items 10, 11, 12, 13 and 14 to reflect the inclusion of the information required by the Form 10-K. The Initial Filing contemplated the incorporation of such information from a Proxy Statement to be filed by the Company within 120 days following the end of the Company’s year ended December 31, 2008. The Company does not believe that such Proxy Statement will be filed within the requisite 120-day time period and, accordingly, is including the information required by Items 10, 11, 12, 13 and 14 of the Form 10-K through this Amendment as contemplated by instruction G(3) to the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Director

The Company’s Board of Directors currently consists of seven members. Each of the seven directors will be up for re-election at the Annual Meeting of the Company. Set forth below is information regarding each nominee for election to our Board of Directors, including his age as of April 13, 2009, his positions and offices held with the Company and certain biographical information:

Name of Nominee	Age	Position and Offices Held in the Company	Director Since
Pedro Granadillo	62	Director	October 2007
Peter M. Kash	47	Chairman of the Board, Director	September 2007
Joshua A. Kazam	32	Director	September 2007
Paul A. Mieyal, Ph.D.	39	Director	September 2007
Gregory W. Schafer	44	Director	January 2008
Peter M. Strumph	44	Chief Executive Officer, Director	September 2007
David M. Tanen	37	Secretary and Director	September 2007

We were incorporated in the State of Nevada on June 17, 1996 and reincorporated in Delaware on February 9, 2007, at which time our name was SMI Products, Inc., or SMI. From inception through August 11, 2006, SMI was a development stage company in the business of internet real estate mortgage services. On and after August 11, 2006, SMI ceased its prior business. On September 17, 2007, we completed a merger transaction whereby Nile Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of SMI, merged with and into Nile Therapeutics, Inc., a privately held Delaware corporation, or Old Nile, with Old Nile becoming a wholly-owned subsidiary of SMI. Immediately following the merger described above, we filed a Certificate of Ownership with the Secretary of State of the State of Delaware pursuant to which we merged Old Nile with and into us, with us remaining as the surviving corporation to that merger. In connection with that short-form merger, and as set forth in the Certificate of Ownership, we changed our name to “Nile Therapeutics, Inc.,” or Nile. We refer to these two transactions in this Annual Report as the “Merger.” Dates listed in this table do not include services as a director of Old Nile. See biographies below for more details.

Set forth below are descriptions of the backgrounds of each member of the Board of Directors, his principal occupations for at least the past five years and his current public-company directorships.

Pedro Granadillo has served as a director of the Company since October 16, 2007 and also serves as Chairman of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee. Mr. Granadillo served as Senior Vice President for Eli Lilly and Company, or Lilly, until 2004 when he retired after 34 years of service. He was a member of Lilly’s Policy Committee, which was comprised of its top seven executives. As Lilly’s top human resources, manufacturing and quality executive, he was responsible for policies affecting a global workforce of more than 45,000 employees, as well as, a broad network of manufacturing facilities for its extensive line of products. He also oversaw more than 20 sites and 13,000 employees involved in the manufacturing of Lilly’s conventional “small-molecule” pharmaceuticals and “large-molecule” biotech therapies. Mr. Granadillo currently serves as a director of Noven Pharmaceuticals, Inc. and Haemonetics Corporation, both of which are public reporting companies. Mr. Granadillo received his B. S. in Industrial Engineering from Purdue University.

Peter M. Kash served as a director of Old Nile since its inception and has served as a director of the Company since the Merger in September 2007. Mr. Kash also serves as the Chairman of the Board, as well as the Chairman of the Nominating and Corporate Governance Committee, and a member of the Compensation Committee and Audit Committee. In September 2004, Mr. Kash co-founded Two River, a venture capital firm that specializes in the creation of new companies to acquire rights to commercially develop early stage biotechnology products. He serves as President of Two River Group Management, LLC, the managing member of Two River. Mr. Kash is also the President and Chairman of Riverbank, a broker-dealer registered with the Financial Industry Regulatory Authority, or FINRA (formerly NASD). Mr. Kash currently serves as a director of Arno Therapeutics, Inc., a public reporting company. From 1992 until 2004, Mr. Kash was a Senior Managing Director of Paramount BioCapital, Inc., a FINRA (formerly NASD) member broker-dealer, specializing in conducting private financings for public and private development stage biotechnology companies as well as Paramount BioCapital Investments, LLC, a venture capital company. Mr. Kash also served as Director of Paramount Capital Asset Management, Inc. (the Paramount companies are collectively referred to as Paramount), the general partner of several biotechnology-related hedge funds and as member of the General Partner of the Orion Biomedical Fund, LP, a private equity fund. Mr. Kash received his B.S. in Management Science from SUNY Binghamton and his M.B.A. in Banking and International Finance from Pace University. Mr. Kash is currently seeking his doctorate in education at Yeshiva University.

Joshua A. Kazam served as a director of Old Nile since its inception and has served as a director of the Company since the Merger in September 2007. In September 2004, Mr. Kazam co-founded Two River and currently serves as Vice President and Director of Two River’s managing member, Two River Group Management, LLC. Mr. Kazam also serves as an Officer and Director of Riverbank. From 1999 to 2004, Mr. Kazam was a Managing Director of Paramount, where he was responsible for ongoing operations of venture investments, and as the Director of Investment for the Orion Biomedical Fund, LP. Mr. Kazam currently serves as a director of Velcera, Inc. and of Arno Therapeutics, Inc., both public reporting companies. Mr. Kazam is a graduate of the Wharton School of the University of Pennsylvania.

Paul Mieyal, Ph.D., CFA was appointed to serve as a director of the Company on September 11, 2007. Dr. Mieyal also serves as a member of the Audit Committee. Since 2006, Dr. Mieyal has served as a Vice President of Wexford Capital LLC, or Wexford, an SEC registered investment advisor with over $5 billion of assets under management located in Greenwich, CT. Prior to that, from 2000 to 2006, he was Vice President in charge of healthcare investments for Wechsler & Co., Inc., a private investment firm and registered broker-dealer. Dr. Mieyal serves as a Director of Nephros, Inc. a public reporting company. Dr. Mieyal received his Ph.D. in Pharmacology from New York Medical College, a B.A. in chemistry and psychology from Case Western Reserve University, and is a Chartered Financial Analyst.

Gregory W. Schafer has served as a director of the Company since January 25, 2008 and also serves as Chairman of the Audit Committee. From April 2006 to January 2009, Mr. Schafer served as the Vice President and Chief Financial Officer of Onyx Pharmaceuticals, Inc. Prior to Onyx, from 2004 to 2006, Mr. Schafer served as a consultant to several private and public biotechnology companies. From 1997 to 2004, Mr. Schafer held various executive positions at Cerus Corporation, a public biotechnology company, including Vice President and Chief Financial Officer. Prior to joining Cerus, Mr. Schafer worked as a management consultant for Deloitte & Touche LLP. Mr. Schafer holds an M.B.A. from the Anderson Graduate School of Management at UCLA and a BSE in Mechanical Engineering from the University of Pennsylvania.

Peter M. Strumph has served as Old Nile’s Chief Executive Officer since June 6, 2007. Following the Merger, Mr. Strumph was elected a director of the Company and appointed Chief Executive Officer of the Company. Prior to joining Nile, from 1997 to 2007, Mr. Strumph worked for CV Therapeutics, Inc., or CVT, which discovers, develops, commercializes and sells cardiovascular therapeutic products. His latest position at CVT was Senior Vice President of Operations. At CVT, at various times, Mr. Strumph had responsibility for several functions including, pharmaceutical development and manufacturing, marketing, quality assurance/control, clinical trial operations, project management and alliance management. Additionally, Mr. Strumph was a member of the CEO Executive Staff, was the Project Team Leader for RanexaTM and served as the Chair of the Product Development Committee. Prior to joining CVT in 1997, Mr. Strumph served as Manager, Operations Planning and Development at Biogen, Inc., where he played an active role in Biogen’s transition from a research based company to a fully integrated profitable biotechnology company. Mr. Strumph received his M.B.A. in

Finance and Healthcare Management from The Wharton School at the University of Pennsylvania and his B.S. in Systems Science and Engineering from The University of Pennsylvania. He also served as a Lieutenant in the United States Navy.

David M. Tanen has served as a director of Old Nile since its inception and has served as a director of the Company since the Merger in September 2007. In September 2004, Mr. Tanen co-founded Two River and currently serves as Vice President and Director of Two River’s managing member, Two River Group Management, LLC. Mr. Tanen also serves as an Officer and Director of Riverbank. Prior to founding Two River, from October 1996 to September 2004, Mr. Tanen served as a Director of Paramount Bio Capital. Mr. Tanen also served as member of the General Partner of the Orion Biomedical Fund, LP. Mr. Tanen currently serves as a director of Arno Therapeutics, Inc., as well as several privately held biotechnology companies. Mr. Tanen received his B.A. from The George Washington University and his J.D. from Fordham University School of Law.

DIRECTORS’ COMPENSATION AND BENEFITS

Our directors do not receive any cash fees for their service as a member of our Board of Directors. On December 23, 2008 the Board of Directors approved the grant of options to non-employee members of our Board of Directors. Each director received options to purchase 25,000 shares of our common stock for their services on the Board of Directors. Messrs. Granadillo, Schafer and Kash also received options to purchase an additional 10,000 shares of our common stock for service as the Chairperson of the Compensation Committee, the Audit Committee and the Board, respectively. Such options will vest and become exercisable on the first anniversary of the date of grant, so long as the optionee remains a director, employee, consultant or officer of the Company.

CORPORATE GOVERNANCE

Process for Identifying and Evaluating Director Nominees

The Board of Directors is responsible for nominating directors for election at annual meetings of stockholders or to fill vacancies on the Board of Directors. The Board of Directors has delegated the selection and nomination process to the Nominating and Corporate Governance Committee, with the expectation that other members of the Board of Directors, and of management, will be requested to take part in the process as appropriate.

Procedures for Re-Nomination of a Current Director

The Nominating and Corporate Governance Committee reviews, at least annually, the performance of each current director and considers the results of such evaluation when determining whether or not to re-nominate such director for an additional term. In addition to reviewing the qualifications outlined in the “Director Qualifications” section below, in determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee also considers the director’s past attendance at meetings and participation in and contributions to the activities of the Board of Directors. As part of this analysis, the Nominating and Corporate Governance Committee will also take into account the nature of and time involved in a director’s service on other boards or committees. Following this review, the Nominating and Corporate Governance Committee nominated and recommended that all current members of the Board of Directors be re-elected to the Board of Directors.

New Candidates

Generally, the Nominating and Corporate Governance Committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisers, through recommendations submitted by stockholders or through such other methods as the Nominating and Corporate Governance Committee deems to be helpful to identify candidates. Once candidates have been identified, the Nominating and Corporate Governance Committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may gather information about the candidates through interviews, detailed questionnaires regarding experience, background and independence, comprehensive background checks from a qualified company of its choosing, or any other means that the Nominating and Corporate Governance Committee deems to be helpful in the evaluation process.

An initial reviewing member of the Nominating and Corporate Governance Committee will make a preliminary determination regarding whether a potential candidate is qualified to fill a vacancy or satisfy a particular need. If so, the full Nominating and Corporate Governance Committee will make an investigation and interview the potential candidate, as necessary, to make an informed final determination. The Nominating and Corporate Governance Committee will meet as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of the Board of Directors. The policy of the Nominating and Corporate Governance Committee is that there be no difference in the manner by which it evaluates director nominees, whether nominated by management, by a member of the Board of Directors or by a stockholder. Based on the results of the evaluation process, the Nominating and Corporate Governance Committee recommends candidates for the Board of Director’s approval as director nominees for election to the Board of Directors. The Nominating and Corporate Governance Committee also recommends candidates for the Board of Director’s appointment to the Committees of the Board of Directors.

Director Qualifications

The Nominating and Corporate Governance Committee is responsible for reviewing with the Board of Directors from time to time the appropriate qualities, skills and characteristics desired of members of the Board of Directors in the context of the needs of the business and current make-up of the Board of Directors. In evaluating the suitability of individual candidates (both new candidates and current members of the Board of Directors), the Nominating and Corporate Governance Committee, in nominating candidates for election, or the Board of Directors, in approving (and, in the case of vacancies, appointing) such candidates, take into account many factors, including:

•	the ability of a candidate to make independent analytical inquiries;

•	the candidate’s general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today’s business environment;

•	the candidate’s experience in the biotechnology industry and with relevant social policy concerns;

•	the candidate’s understanding of our business on a technical level; and

•	the candidate’s other board service and educational and professional background.

Each candidate nominee must also possess fundamental qualities of intelligence, honesty, good judgment, high ethics and standards of integrity, fairness and responsibility. A candidate must also have substantial or significant business or professional experience or an understanding of life sciences, finance, marketing, financial reporting, international business or other disciplines relevant to our business.

The Board of Directors evaluates each individual in the context of the Board of Directors as a whole, with the objective of assembling a group that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Procedures for Recommendation of Director Nominees by Stockholders

The Nominating and Corporate Governance Committee will consider director candidates who are recommended by our stockholders. Stockholders, in submitting recommendations to the Nominating and Corporate Governance Committee for director candidates, must comply with our Bylaws as well as the procedures established by the Nominating and Corporate Governance Committee, which provide that the person or group submitting the recommendation must provide the Nominating and Corporate Governance Committee with a notice that sets forth:

•

all information relating to each nominee that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, or the Exchange Act;

•	information regarding the relationship between the recommending stockholder or recommending stockholder group and the nominee;

•

whether the nominee or any immediate family member of the nominee has, during the year of the nomination or the preceding three fiscal years, accepted directly or indirectly certain consulting, advisory, or other compensatory fees from the recommending stockholder or any member of the group of recommending stockholders or any affiliate of any such holder or member;

•	such information as may be reasonably required to determine whether the nominee could be qualified to serve on the Audit Committee of the Board of Directors;

•	such information as may be reasonably required to determine whether the nominee complies with the standards of independence established by the FINRA, if applicable;

•	each nominee’s written consent to being named in a proxy statement as a nominee and to serving as a director if elected;

•	the name and address of the recommending stockholder or recommending stockholder group giving the notice (and the beneficial owner, if any, on whose behalf the nomination is made);

•

the class and number of shares of our capital stock that are owned beneficially and of record by such recommending stockholder or recommending stockholder group (and such beneficial owner, if applicable);

•

a representation that the recommending stockholder or members of the recommending stockholder group are holders of record of our stock entitled to vote at such meeting and intend to appear in person or by proxy at the meeting to propose such nomination; and

•	a representation whether the recommending stockholder or recommending stockholder group (or such beneficial owner, if any), intends to solicit proxies from stockholders in support of such nomination.

We may request from the recommending stockholder or recommending stockholder group such other information as may reasonably be required to determine whether each person recommended by a stockholder or stockholder group as a nominee meets the minimum director qualifications established by the Board of Directors and to enable us to make appropriate disclosures to stockholders entitled to vote in the next election of directors. Nominees are required to make themselves reasonably available to be interviewed by the Nominating and Corporate Governance Committee and members of management, as determined appropriate by the Nominating and Corporate Governance Committee. We will not accept a stockholder recommendation for a nominee if the recommended candidate’s candidacy or, if elected, Board of Directors membership, would violate applicable state law, federal law or the rules of any exchange or market on which our securities are listed or traded.

Notices should be directed to the attention of the Corporate Secretary, Nile Therapeutics, Inc., 115 Sansome Street, Suite 310, San Francisco, California 94104.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics, or the Code, that applies to all directors, officers, employees, consultants, contractors and agents, wherever they are located and whether they work for us on a full- or part-time basis. The Code was designed to help such directors, employees and other agents to resolve ethical issues encountered in the business environment. The Code covers topics such as conflicts of interest, compliance with laws, confidentiality of Company information, encouraging the reporting of any illegal or unethical behavior, fair dealing and use of Company assets.

You can access our Code, as adopted by the Board of Directors, at the Corporate Governance page of our website at www.nilethera.com. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this Form 10-K. We may post amendments to or waivers of the provisions of the Code, if any, made with respect to any directors and employees on that website.

Communications with the Board of Directors

We provide a process for stockholders to send communications to the Board of Directors, the non-management members as a group, or any of the directors individually. Stockholders may contact any of the directors, including the non-management directors, by writing to them c/o the Corporate Secretary, Nile Therapeutics, Inc., 115 Sansome Street., Suite 310, San Francisco, California 94104. All communications will be compiled by our Corporate Secretary, and submitted to the Board of Directors or the individual directors, as applicable, on a periodic basis.

Communications from our officers or directors and proposals submitted by stockholders to be included in our definitive proxy statement, pursuant to Rule 14a-8 of the Exchange Act (and related communications) will not be viewed as a stockholder communication. Communications from our employees or agents will be viewed as stockholder communications only if such communications are made solely in such employee’s or agent’s capacity as a stockholder.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of the forms submitted to it during the last fiscal year, the Company believes that, during the last fiscal year, all such reports, except for a Form 4 filed late by Dr. Mieyal, were timely filed.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors held four meetings during 2008. All directors attended all of the meeting, with the exception of Gregory W. Schafer, who attended three meetings. Each director is expected to attend meetings of the Board of Directors and all Committees on which the director sits. A director who is unable to attend a meeting is expected to notify the Chairman of the Board of Directors or the Chairman of the appropriate Committee in advance of such meeting, and, whenever possible, participate in such meeting via teleconference. In addition, the Board of Directors expects that directors will make reasonable efforts to attend annual meetings of stockholders.

The Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each Committee of the Board of Directors has a Charter that has been assessed and approved by the Board of Directors. Each Committee reviews the appropriateness of its Charter at least annually. The Charters of these Committees are available on our website at www.nilethera.com.

Audit Committee

The Audit Committee was established on December 10, 2007 at which time Dr. Mieyal and Mr. Kash were appointed as its members. Upon the commencement of his directorship in January 2008, Mr. Schafer was appointed as the Chairman of the Audit Committee. The Audit Committee is responsible for, among other duties, reviewing the Company’s internal audit and accounting processes, reviewing the results and scope of the audit and other services provided by the Company’s independent registered public accounting firm and reviewing and discussing audited financial statements, management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and other accounting matters with the management of the Company. The Audit Committee is established in accordance with section 3(a)(58)(A) of the Exchange Act. The responsibilities of the Audit Committee include:

•	meeting with our management periodically to consider management’s analysis of the adequacy of our internal controls and the objectivity of our financial reporting;

•

appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•

overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing audit services;

•

meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•

reviewing our financing plans, management’s analysis of the adequacy and sufficiency of financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to the full Board of Directors for approval;

•

establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the reports required by the SEC rules to be included in our annual statements.

The Charter of the Audit Committee is available on the internet at http://www.nilethera.com/inv_corp_gov.html.

REPORT OF THE AUDIT COMMITTEE

The Board of Directors has charged the Audit Committee with a number of responsibilities, including review of the adequacy of the Company’s financial reporting and accounting systems and controls. The Board of Directors has adopted an Audit Committee Charter, a copy of which can be viewed on our website at www.nilethera.com. The Audit Committee has a direct line of communication with Hays & Company LLP, the Company’s independent registered public accounting firm. Hays & Company LLP is responsible for expressing an opinion on the conformity of our financial statements with accounting principles generally accepted in the United States of America.

The responsibilities of the Audit Committee are set forth in its Charter. In fulfilling its responsibilities, the Audit Committee discusses with the Company’s independent registered public accounting firm the overall scope and specific plans for their audit. The Audit Committee has reviewed and discussed the Company’s audited financial statements for fiscal 2008 with management and with Hays & Company LLP. This review included discussions concerning the quality of accounting principles as applied and significant judgments affecting the Company’s financial statements. In addition, the Audit Committee has discussed with Hays & Company LLP matters such as the quality (and acceptability) of the Company’s accounting principles as applied in its financial reporting, as required by Statement on Auditing Standards No. 61, Communication with Audit Committees, as may be modified or supplemented. The Audit Committee has received from Hays & Company LLP written disclosures and a letter concerning the independent registered public accounting firm’s independence from the Company and has discussed with Hays & Company LLP its independence, as required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence. The Audit Committee recommends to the Board of Directors the selection of the independent registered public accounting firm.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s 2008 Annual Report on Form 10-K, for filing with the SEC.

Respectfully submitted,

Gregory W. Schafer Peter M. Kash Paul A. Mieyal, Ph.D.

THE FOREGOING REPORT OF THE AUDIT COMMITTEE SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT, OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

Compensation Committee

The Compensation Committee was established on December 10, 2007 at which time Messrs. Granadillo and Kash were appointed as its members, with Mr. Granadillo serving as Chairman. The purpose of the Compensation Committee is to review and make recommendations to the Board of Directors regarding all forms of compensation to be provided to the executive officers and employees of the Company. The Compensation Committee’s policy is to ensure that senior management will be accountable to the Board of Directors through the effective application of compensation policies applicable to the Company’s executive officers, including performance goals and stock and incentive compensation. In addition, the Compensation Committee strives to attract and retain key management talent, to support the achievement of the Company’s business strategies through the establishment of appropriate compensation components, to ensure the integrity of the Company’s compensation and benefit practices, and to safeguard the interests of the Company’s stockholders. The Compensation Committee is responsible for, among other duties, reviewing and approving the compensation arrangements for the Company’s senior management and any compensation plans in which the executive officers and directors are eligible to participate, and acting as administrator of the Company’s stock option plans, employee stock purchase plan and such other equity participation plans as may be adopted by the Board of Directors. The Compensation Committee’s role includes coordination and cooperation with other Board committees, management, external auditors, counsel and other committee advisors. The responsibilities of the Compensation Committee include:

•	designing and approving (in consultation with management and the Board of Directors) overall employee compensation policies and recommending to the Board of Directors major compensation programs;

•	reviewing and approving the compensation of our Chief Executive Officer and other corporate officers, including salary, bonus and equity awards; and

•	producing an annual Compensation Disclosure and Analysis report on executive compensation for inclusion in our proxy materials in accordance with applicable rules and regulations.

The Charter of the Compensation Committee is available on the internet at http://www.nilethera.com/inv_corp_gov.html.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was established on December 10, 2007 at which time Messrs. Granadillo and Kash were appointed as its members, with Mr. Kash serving as Chairman. The Nominating and Corporate Governance Committee is responsible for, among other duties, identifying appropriate candidates for nomination to membership on the Board of Directors. The Nominating and Corporate Governance Committee is also responsible for reviewing director nominees recommended by stockholders of the Company. The procedures for making such a recommendation are described in the Company’s bylaws and above in the section entitled “Corporate Governance—Procedures for Recommendation of Director Nominees by Stockholders.” Our Board of Directors has determined that the two members who currently serve on the Nominating and Corporate Governance Committee, Messrs. Granadillo and Kash, are independent under SEC rules and NASDAQ listing standards. The responsibilities of the Nominating and Corporate Governance Committee include:

•	selecting or recommending qualified candidates for election to the Board of Directors and appointment to the Committees of the Board of Directors;

•	evaluating and reviewing the performance of existing directors;

•	making recommendations to the Board of Directors regarding governance matters, including our Certificate of Incorporation, Bylaws and Charters of the Committees of the Board of Directors; and

•	developing and recommending to the Board of Directors applicable governance and nominating guidelines.

The Charter of the Nominating and Corporate Governance Committee is available on the internet at http://www.nilethera.com/inv_corp_gov.html.

Compensation Committee Interlocks and Insider Participation

Messrs. Granadillo and Kash served as the members of the Compensation Committee for the year ended December 31, 2008. No member of the Compensation Committee has at any time served as an officer or been otherwise employed by us. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any other entity that has executive officers who have served on our Board of Directors or Compensation Committee.

ITEM 11.	EXECUTIVE COMPENSATION

The executive officers of the Company and their ages as of April 13, 2008 are as follows:

Name	Age	Position	Executive Officer Since
Peter M. Strumph	44	Chief Executive Officer	June 2007
Daron Evans	35	Chief Financial Officer	February 2007
Hsiao Lieu	38	Vice President, Clinical Research	March 2008
Jennifer Hodge	40	Vice President, Development	August 2007
Scott Navins	37	Treasurer	August 2005

Peter M. Strumph has served as our Chief Executive Officer since June 6, 2007. See his biography set forth above in the section entitled “Director Nominees.”

Daron Evans. Mr. Evans has served as Old Nile’s Chief Operating Officer since February 13, 2007. Following the Merger, Mr. Evans was appointed Chief Financial Officer of the Company. Mr. Evans has over 10 years of professional experience in drug development, financial analysis and fiscal control. Prior to joining Nile, from 2006 to 2007, Mr. Evans served as Director of Business Assessment at Vistakon, a Johnson & Johnson company, where he led efforts to improve R&D efficiency and speed to market. Prior to that, from 2004 to 2006, he was a Director of Portfolio & Business Analytics for Scios R&D, a Johnson & Johnson company, where he was responsible for financial controls and reporting for portfolio of six clinical stage programs and five preclinical stage programs. While at Scios, Mr. Evans also served as Project Manager for the European registration trial of nesiritide. Mr. Evans also has experience as co-founder of a biotechnology diagnostic company, and has worked as a Management Consultant in the pharmaceutical industry with Booz Allen Hamilton. Mr. Evans received his M.B.A. from The Fuqua School of Business at the Duke University, his M.S. in Biomedical Engineering from Southwestern Medical School & University of Texas at Arlington and his B.S. in Chemical Engineering from Rice University.

Hsiao Lieu. Dr Lieu has over 11 years of experience in the biopharmaceutical/biotech industry including academic medicine (cardiology), molecular cardiology research, translational and clinical drug development including execution of large multinational Phase III clinical trials and responsibility for interactions with regulatory authorities and key opinion leaders in the U.S., Canada, and Europe. Prior to joining Nile, Dr. Lieu served as the Director of Clinical Development for Portola Pharmaceuticals, Inc. In this role, Dr. Lieu was responsible for the overall clinical development plan and execution for early- to late-stage intravenous and oral molecules including a large ADP antagonist program in acute coronary syndrome. Before joining Portola, Dr. Lieu served as the Director of Clinical Research and Development at CVT. In this role, Dr. Lieu led the clinical development program for regadenoson, which included two successful large multinational Phase III trials. Dr. Lieu also worked as a researcher at the J. David Gladstone Institute of Cardiovascular Disease at the University of California at San Francisco (UCSF) conducting molecular cardiology research in gene manipulation and induction of cardiomyopathy and atherosclerosis regression. Dr. Lieu currently serves as Assistant Clinical Professor of Medicine, Cardiology Division at UCSF. Dr. Lieu completed his clinical cardiology fellowship at UCSF and his residency in internal medicine at Columbia University. He received his M.D. from the Albert Einstein College of Medicine with distinction in molecular biology research, and his B.A. from New York University.

Jennifer Hodge. Ms. Hodge has served as Old Nile’s Vice President, Development since August 31, 2007. Following the Merger, Ms. Hodge was appointed as Vice President, Development of the Company. Ms. Hodge has 18 years of international drug development experience spanning discovery through commercialization. Prior to joining Nile, from 2000 to 2007, Ms. Hodge worked at CVT where she most recently served as the Director of Project Management. While at CVT, Ms. Hodge held a variety of assignments of increasing scope and responsibility including; management of clinical trial operations staff, leadership of the project management function, starting and running CVT’s alliance management function, Project Team Leader for two development projects, and membership on the CVT Product Development Committee. In addition, Ms. Hodge was responsible for critical special assignments to support CVT’s commercial launch, to improve financial reporting and forecasting accuracy for development projects and to plan for the study start up for CVT’s largest clinical trial. Prior to CVT, Ms. Hodge was a Global Clinical Team Leader at Quintiles, had Clinical Research Associate positions at Otsuka and Solvay, and had pharmacologist and development management responsibilities at the James Black Foundation in London. Ms. Hodge received her B.S. in Biology with Honors in Pharmacology from the University of Edinburgh, UK.

Scott L. Navins. Mr. Navins served as Treasurer of Old Nile since its inception. Following the Merger, Mr. Navins was appointed as Treasurer of the Company. Mr. Navins is the Vice President of Finance at Two River Group. Mr. Navins joined Two River Group in 2005. Prior to joining Two River, from 2004 to 2005 Mr. Navins was the Senior Controller at Westbrook Partners, where he managed the accounting for a $560 million real estate private equity fund, including financial and partner reporting, tax coordination, maintaining internal controls and overseeing a $300 million credit facility, among other things. Before that, from 2002 to 2004 Mr. Navins was a Senior Manager at Morgan Stanley, where he managed the accounting for a $2.4 billion real estate private equity fund. Prior to that Mr. Navins was an Associate in the Finance Group at BlackRock, Inc. and the controller for a high-tech venture capital fund. In addition, Mr. Navins has served as Treasurer of Arno Therapeutics, Inc (OTC BB: ANRI.OB) since its inception in 2005. Mr. Navins also serves as Financial and Operations Principal of RiverBank Capital Securities, Inc (Member FINRA, SIPC) and has served as Treasurer of Danube Pharmaceuticals, Inc. (private) since its inception in 2005. Mr. Navins graduated with honors from The George Washington University in 1993, where he earned a Bachelor of Accountancy degree. Mr. Navins passed the Uniform Certified Public Accounting examination in 1993.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our chief executive officer, chief financial officer and our two other most highly compensated executive officers during the fiscal year ended December 31, 2008 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)		All Other Compensation ($) (2)	Total ($)
Peter M. Strumph	2008	316,329	0	(3)	1,072,511	(4)	1,210	1,390,050
Chief Executive Officer, Director
Daron Evans	2008	175,000	0	(5)	341,550	(6)	530	517,080
Chief Financial Officer
Hsiao Lieu	2008	202,724	55,685	(7)	227,012	(8)	0	485,421
Vice President, Development
Jennifer Hodge	2008	170,000	20,000	(9)	109,549	(10)	0	299,549
Vice President, Development

(1)	Measured as value of compensation expense recognized by the Company for financial statement reporting purposes in fiscal year 2008, computed pursuant to Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”. Further discussion of the Company’s option valuation methodology is contained in Note 10 of the Notes to Audited Financial Statements included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008, filed on March 12, 2009.
(2)	All other compensation represents premiums paid for life insurance by the Company.
(3)	Mr. Strumph is entitled to an annual performance based bonus of up to $150,000 upon the successful completion of annual corporate and individual performance based milestones. This amount represents the bonus paid to Mr. Strumph for the period from January 1, 2008 to December 31, 2008.
(4)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R), of the following stock option awards: (i) employment options to purchase 989,572 shares granted on September 17, 2007 at an exercise price of $2.71 per share, which cliff vest over three years; and (ii) performance options to purchase 886,949 shares granted on September 17, 2007 at an exercise price of $2.71 per share, which cliff vest over three years based on the meeting of performance goals outlined in Mr. Strumph’s employment agreement.
(5)	Mr. Evans is entitled to an annual performance based bonus of up to $38,344 upon the successful completion of annual corporate and individual performance based milestones. This amount represents the bonus paid to Mr. Evans for the period from January 1, 2008 to December 31, 2008.
(6)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R), of the following stock option awards: (i) employment options to purchase 239,896 shares granted on September 17, 2007 at an exercise price of $2.71 per share, which cliff vest over three years; and (ii) performance options to purchase 288,458 shares granted on September 17, 2007 at an exercise price of $2.71 per share, which cliff vest over three years based on the meeting of performance goals outlined in Mr. Evans’ employment agreement.
(7)	Dr. Lieu is entitled to an annual performance based bonus of up to $75,000 upon the successful completion of annual corporate and individual performance based milestones. The performance bonus paid to Dr. Lieu for the period from March 10, 2008 to December 31, 2008 was $13,685. In addition, Dr. Lieu received a sign-on bonus of $42,000.
(8)

Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R), of the following stock option awards: (i) employment options to purchase 200,000 shares granted on March 10, 2008 at an exercise price of $4.45 per share, which vest over four years, with 25% vesting at the anniversary date, and monthly thereafter; and (ii) performance options to purchase 100,000 shares granted on March 10, 2008 at an exercise price of $4.45 per share; which vest over four years, pro-rated to an annual cycle, based on the meeting of performance goals outlined in Dr. Lieu’s employment agreement.
(9)	Ms. Hodge is entitled to an annual performance based bonus of up to $51,000 upon the successful completion of annual corporate and individual performance based milestones. The performance bonus paid to Ms. Hodge for the period from January 1, 2008 to December 31, 2008 was $20,000.
(10)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R), of options to purchase 239,896 shares granted on September 17, 2007 at an exercise price of $2.71 per share, which cliff vest over four years, with 25% vesting at the anniversary date, and monthly thereafter.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth certain information concerning exercised and unexercised options held by the named executive officers at December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Peter M. Strumph	329,857	659,715	(2)	—	2.71	9/14/2017
	242,482	422,805	(3)	—	2.71	9/14/2017
	149,148	—	(4)	—	0.88	1/16/2019
Daron Evans	159,930	79,966	(5)	—	2.71	9/14/2017
	119,797	107,743	(6)	—	2.71	9/14/2017
	49,020	—	(4)	—	0.88	1/16/2019
Hsiao Lieu	—	200,000	(7)	—	4.45	3/10/2018
	9,123	79,726	(8)	—	4.45	3/10/2018
	31,103	—	(4)	—	0.88	1/16/2019
Jennifer Hodge	89,691	149,935	(9)	—	2.71	9/14/2017
	6,705	—	(4)	—	0.88	1/16/2019

(1)	Includes all options exercisable within 60 days of December 31, 2008.
(2)	The shares subject to the option vest one third, or 329,857 shares, on each of the following dates: May 11, 2009 and May 11, 2010.
(3)	The shares subject to the option vest, subject to milestone achievements determined by the Board of Directors, a maximum of one third, or 296,640 shares, in each calendar year; or a pro rata portion thereof for a period less than a full year.
(4)	The shares were granted, and immediately vested and exercisable, on January 16, 2009 after the Board of Directors certified the achievement of certain corporate objectives and individual performance targets of each of the officers for the year ended December 31, 2008, and provided such officers the choice of receiving a combination of cash and options or all options.
(5)	The shares subject to the option vest one third, or 79,965 shares, on each of the following dates: February 13, 2009 and February 13, 2010.
(6)	The shares subject to the option vest, subject to milestone achievements determined by the Board of Directors, a maximum of one third, or 96,153 , in each calendar year; or a pro rata portion thereof for a period less than a full year.

(7)	The shares subject to the option vest one fourth, or 50,000 shares, on March 10, 2009, and 4,167 each month thereafter.
(8)	The shares subject to the option vest, subject to milestone achievements determined by the Board of Directors, a maximum of one fourth, or 25,000 shares, in each calendar year; or a pro rata portion thereof for a period less than a full year.
(9)	The shares subject to the option vest 25%, or 59,974, on August 8, 2007 and 4,998 each month thereafter.

Compensation Policy. Our Company’s executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable our Company to achieve earnings and profitability growth to satisfy our stockholders. We must, therefore, create incentives for these executives to achieve both Company and individual performance objectives through the use of performance-based compensation programs. No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components. As an early-stage development company, the main elements of our compensation package consist of base salary, stock options and bonus.

Base Salary. As we continue to grow and financial conditions improve, these base salaries, bonuses and incentive compensation will be reviewed for possible adjustments. Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with the Company.

SECURITY OWNERSHIP OF DIRECTORS, OFFICERS

AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s common stock as of April 13, 2009 by:

•	each of the Company’s directors,

•	each named executive officer as defined and named in the Summary Compensation Table appearing herein,

•	all directors and executive officers of the Company as a group, and

•

each person known by the Company to beneficially own more than five percent of the Company’s common stock (based on information supplied in Schedules 13D and 13G filed with the Securities and Exchange Commission).

Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock shown to be held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Nile Therapeutics, Inc., 115 Sansome Street, Suite 310, San Francisco, California 94104.

Name of Beneficial Owner	Shares of Nile Common Stock Beneficially Owned (#)(1)	Options and Warrants Exercisable within 60 Days	Total Beneficial Ownership	Percentage of Nile Common Stock Beneficially Owned (%)(1)
Directors and Named Executive Officers

Peter M. Strumph (2) 115 Sansome St. Suite 310 San Francisco, CA 94105	7,580	1,051,345	1,058,925	4.4%

Daron Evans (3) 115 Sansome St. Suite 310 San Francisco, CA 94105	9,200	328,748	337,948	1.4%

David M. Tanen (4) 689 Fifth Avenue, 14th Floor New York, NY 10022	1,520,705	16,667	1,537,372	6.4%

Peter M. Kash (5) 689 Fifth Avenue, 14th Floor New York, NY 10022	1,496,344	21,051	1,517,395	6.3%

Joshua A. Kazam (6) 689 Fifth Avenue, 14th Floor New York, NY 10022	1,080,600	16,667	1,097,267	4.5%

Scott L. Navins 689 Fifth Avenue, 14th Floor New York, NY 10022	206,912	—	206,912	*

Paul Mieyal (7) 411 West Putnam Avenue Greenwich, CT 06830	—	16,667	16,667	*

Pedro Granadillo (8) 689 Fifth Avenue, 14th Floor New York, NY 10022	27,588	20,000	47,588	*

Name of Beneficial Owner	Shares of Nile Common Stock Beneficially Owned (#)(1)	Options and Warrants Exercisable within 60 Days	Total Beneficial Ownership	Percentage of Nile Common Stock Beneficially Owned (%)(1)
Gregory W. Schafer (9) 2100 Powell Street Emeryville, CA 94608	100	20,000	20,100	*

Directors and named executive officers as a group, 9 individuals	4,349,029	1,491,145	5,840,174	24.18%

5% Shareholders

Wexford Capital LLC (10) 411 West Putnam Avenue Greenwich, CT 06830	2,606,778	16,841	2,623,619	10.9%

RIT Capital Partners, Plc 27 St. James Place London, UK SW1A 1NR	1,741,690	—	—	7.2%

*	represents less than 1%.

(1)	Assumes 24,149,405 shares of Nile Common Stock are outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Act, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)	Excludes issued and outstanding options to purchase up to 752,662 shares of Nile Common Stock which are not exercisable within 60 days of the date hereof. Pursuant to certain amendments to the Employment Agreement, dated as of May 11, 2007, between the Company and Peter Strumph, the Company’s Chief Executive Officer, and the Incentive Stock Option Agreement, dated as of September 17, 2007, between the Company and Mr. Strumph. Also excluded are 400 shares of Common Stock held by Mr. Strumph’s wife as custodian for the benefit of their minor children under the Uniform Gift to Minors Act (UGMA).

(3)	Excludes issued and outstanding options to purchase 187,708 shares of Nile Common Stock which are not exercisable within 60 days of the date hereof. Pursuant to certain amendments to the Employment Agreement, dated as of January 19, 2007 and amended August 28, 2007, between the Company and Daron Evans, the Company’s Chief Financial Officer, and the Incentive Stock Option Agreement, dated as of September 17, 2007, between the Company and Mr. Evans. Also excluded are 10,200 shares of Common Stock held by Mr. Evans’s wife and 400 shares of Common Stock held by Mr. Evans’s wife as custodian for the benefit of their minor children under the UGMA.

(4)	Excludes 137,941 shares of Common Stock held by Mr. Tanen’s wife as custodian for the benefit of their minor daughter under the UGMA. Excludes issued and outstanding options to purchase 58,333 shares of Nile Common Stock which are not exercisable within 60 days of the date hereof.

(5)	Excludes 496,589 shares of Nile Common Stock held by Mr. Kash’s wife as custodian for the benefit of each of their four minor children under the UGMA and 165,530 shares of Nile Common Stock held by the Kash Family Foundation. Includes five year warrants to purchase 1,051 shares of Nile Common Stock at an exercise price equal to $2.71 per share. Excludes issued and outstanding options to purchase 75,000 shares of Nile Common Stock which are not exercisable within 60 days of the date hereof.

(6)	Excludes 613,841 shares of Nile Common Stock held by the Kazam Family Trust and 165,530 shares of Nile Common Stock held by Mr. Kazam’s wife as custodian for the benefit of their minor daughter under the UGMA. Excludes issued and outstanding options to purchase 58,333 shares of Nile Common Stock which are not exercisable within 60 days of the date hereof.

(7)	Excludes issued and outstanding options to purchase 58,333 shares of Nile Common Stock which are not exercisable within 60 days of the date hereof.

(8)	Excludes issued and outstanding options to purchase 75,000 shares of Nile Common Stock which are not exercisable within 60 days of the date hereof.

(9)	Excludes issued and outstanding options to purchase 75,000 shares of Nile Common Stock which are not exercisable within 60 days of the date hereof.

(10)	Includes (i) 1,910,103 shares of Nile Common Stock held by Iota Investors LLC, a Delaware limited liability company (“Iota Investors”); (ii) five year warrants to purchase 16,841 shares of Nile Common Stock at an exercise price of $2.71 per share held by Iota Investors; and (iii) 696,675 shares of Nile Common Stock held by Wexford Spectrum Investors LLC, a Delaware limited liability company (“Wexford Spectrum”). Wexford Capital LLC, a Connecticut limited liability company (“Wexford Capital”) is a registered Investment Advisor and also serves as an investment advisor or sub-advisor to the members of Iota Investors and Wexford Spectrum. Mr. Charles E. Davidson is chairman, a managing member and a controlling member of Wexford Capital and Mr. Joseph M. Jacobs is chairman, a managing member and a controlling member of Wexford Capital.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In our last fiscal year, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of our ordinary shares or any members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Hays & Company LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2008 and 2007:

	Fiscal Year Ended December 31,
Service Category	2007	2008
Audit Fees	$64,432	$108,351
Audit-Related Fees	15,590	5,528
Tax Fees	9,135	6,000
All Other Fees	0	0

Total Fees	$89,157	$119,879

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, as well as the audit and review of our financial statements included in our registration statement on Form SB-2 for the registration of our common stock, fees for review of our registration statement on Form SB-2 and issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation; “audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

The Company did not incur any other fees for professional services rendered by Hays & Company LLP.

Audit Committee Pre-Approval Process

Pursuant to our Audit Committee Charter, before the independent registered public accounting firm is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent registered public accounting firm. Audit Committee pre-approval of non-audit services (other than review and attest services) also is not required if such services fall within available exceptions established by the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.1	Certification of Chief Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2009.

NILE THERAPEUTICS, INC.

BY:	/s/ PETER STRUMPH
Peter M. Strumph Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Nile Therapeutics, Inc., hereby severally constitute Peter Strumph and Daron Evans, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K\A filed herewith and any and all amendments to said Form 10-K\A, and generally to do all such things in our names and in our capacities as officers and directors to enable Nile Therapeutics, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K\A and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER STRUMPH Peter M. Strumph	Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2009

/s/ DARON EVANS Daron Evans	Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2009

/s/ PETER KASH Peter M. Kash	Chairman of the Board of Directors	April 23, 2009

/s/ PEDRO GRANADILLO Pedro Granadillo	Director	April 23, 2009

/s/ JOSHUA KAZAM Joshua A. Kazam	Director	April 23, 2009

/s/ GREGORY SCHAFER Gregory W. Schafer	Director	April 23, 2009

/s/ PAUL MIEYAL Paul A. Mieyal, Ph.D.	Director	April 23, 2009

/s/ DAVID TANEN David M. Tanen	Director	April 23, 2009