Form 10-Q
period 2009-03-31
Nile Therapeutics, Inc.
filed 2009-05-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2009, there were 24,149,405 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NILE THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$3,607,302	$5,500,790
Prepaid expenses and other current assets	338,574	544,834

Total current assets	3,945,876	6,045,624
Property and equipment, net	66,278	73,699
Intangible assets, net	143,740	209,549
Other noncurrent assets	106,924	106,597

Total assets	$4,262,818	$6,435,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$453,091	$738,895
Accrued expenses and other current liabilities	322,211	586,256
Due to related party	3,112	6,700

Total current liabilities	778,414	1,331,851

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,149,405 shares issued and outstanding	24,150	24,150
Additional paid-in capital	31,265,468	31,105,874
Deficit accumulated during the development stage	(27,805,214)	(26,026,406)

Total stockholders’ equity	3,484,404	5,103,618

Total liabilities and stockholders’ equity	$4,262,818	$6,435,469

See accompanying notes to condensed financial statements.

NILE THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Period from August 1, 2005 (inception) through March 31, 2009
	2009	2008
Grant income	$—	$—	$482,235

Operating expenses:
Research and development	1,324,603	1,978,184	18,636,124
General and administrative	462,468	1,198,339	9,042,056

Total operating expenses	1,787,071	3,176,523	27,678,180

Loss from operations	(1,787,071)	(3,176,523)	(27,195,945)
Other income (expense):
Interest income	14,686	149,436	735,074
Interest expense	—	(137)	(1,272,934)
Other expense	(6,423)	(31,713)	(71,409)

Total other income (expense)	8,263	117,586	(609,269)

Net loss	$(1,778,808)	$(3,058,937)	$(27,805,214)

Basic and diluted loss per share	$(0.07)	$(0.13)

Weighted-average common shares outstanding	24,149,405	24,099,716

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM AUGUST 1, 2005 (DATE OF INCEPTION) TO MARCH 31, 2009

(unaudited)

	Common Stock		Additional paid-in	Deficit accumulated during the development	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$—	$5,000
Founders shares returned to treasury	(1,379,419)	—	—	—	—
Net loss	—	—	—	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)
Issuance of common shares pursuant to licensing agreement	1,379,419	—	500	—	500
Issuance of stock options for services	—	—	10,000	—	10,000
Net loss	—	—	—	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)
Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	—	182,236
Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	—	1,000,000
Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	—	19,872,747
Warrants issued in connection with note conversion	—	—	288,000	—	288,000
Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	—	4,351,165
Note discount arising from beneficial conversion feature	—	—	483,463	—	483,463
Reverse merger transaction
Elimination of accumulated deficit	—	—	(234,218)	—	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	—	234,218
Employee stock-based compensation	—	—	1,902,298	—	1,902,298
Non-employee stock-based compensation	—	—	(667)	—	(667)
Net loss				(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932
Warrants issued in satisfaction of accrued liabilities	—	—	334,992	—	334,992
Employee stock-based compensation	—	—	2,436,603	—	2,436,603
Non-employee stock-based compensation	—	—	13,687	—	13,687
Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	—	250,000
Net loss	—	—	—	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	5,103,618
Employee stock-based compensation	—	—	165,493	—	165,493
Non-employee stock-based compensation	—	—	(5,899)	—	(5,899)
Net loss	—	—	—	(1,778,808)	(1,778,808)

Balance at March 31, 2009	24,149,405	$24,150	$31,265,468	$(27,805,214)	$3,484,404

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,		Period from August 1, 2005 (inception) through March 31, 2009
	2009	2008
Cash flows from operating activities
Net loss	$(1,778,808)	$(3,058,937)	$(27,805,214)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	75,969	24,411	216,595
Stock-based compensation	159,594	966,907	6,289,243
Warrants issued in connection with note conversion	—	—	288,000
Note discount arising from beneficial conversion feature	—	—	483,463
Loss on disposal of assets	—	—	11,654
Noncash interest expense	—	—	351,165
Changes in operating assets and liabilities
Prepaid expenses and other current assets	206,260	141,749	(338,574)
Other non-current assets	(327)	(104,868)	(106,924)
Accounts payable	(285,804)	157,078	453,091
Accrued expenses and other current liabilities	(264,045)	(583,416)	322,211
Accrued lease obligation		138,507	—
Due to related party	(3,588)	(222,825)	3,112

Net cash used in operating activities	(1,890,749)	(2,541,394)	(19,832,178)

Cash flows from investing activities
Purchase of property and equipment	—	(26,992)	(122,241)
Cash paid for intangible assets	(2,739)	(5,502)	(316,026)

Net cash used in investing activities	(2,739)	(32,494)	(438,267)

Cash flows from financing activities
Proceeds from issuance of notes payable	—	—	5,500,000
Repayment of notes payable	—	—	(1,500,000)
Proceeds from sale of common stock to founders	—	—	5,000
Proceeds from sale of common stock in private placement	—	—	19,872,747

Net cash provided by financing activities	—	—	23,877,747

Net (decrease) increase in cash and cash equivalents	(1,893,488)	(2,573,888)	3,607,302
Cash and cash equivalents at beginning of period	5,500,790	16,233,464	—

Cash and cash equivalents at end of period	$3,607,302	$13,659,576	$3,607,302

Supplemental schedule of cash flows information:
Cash paid for interest	$—	$—	$150,000

Supplemental schedule of non-cash investing and financing activities:
Warrants issued in sastisfaction of accrued liability	$—	$334,992	$334,992

Conversion of notes payable and interest to common stock	$—	$—	$4,351,165

Common shares of SMI issued in reverse merger transaction	$—	$—	$1,250

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

1. DESCRIPTION OF BUSINESS

Nile Therapeutics, Inc. (“Nile” or the “Company”) commercially develops innovative products for the treatment of cardiovascular diseases. Nile’s lead compound is CD-NP, a chimeric natriuretic peptide currently in Phase II clinical studies for the treatment of heart failure. The Company is also developing CU-NP, a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type Natriuretic Peptide (“CNP”) and the N- and C-termini of Urodilatin (“URO”).

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2009, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced net losses since its inception and has an accumulated deficit of approximately $28 million at March 31, 2009. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended March 31, 2009 are not necessarily indicative of results for the full 2009 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Pursuant to the Merger, each share of common stock of Old Nile that was outstanding immediately prior to the Merger was exchanged for 2.758838 shares of the Company’s common stock, and one share of Old Nile common stock was issued to SMI. All share and per share information in the Condensed Financial Statements has been restated to retroactively reflect the conversion ratio of 2.758838. As further explained in Note 3(a) in the Form 10-K filed for the year ended December 31, 2008, upon completion of the Merger and certain related transactions, Old Nile’s stockholders owned approximately 95% of the capital stock of the merged company and the Merger was accounted for as a reverse acquisition.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced, estimates of the fair value and forfeiture rates of stock options issued to employees and consultants, and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified in order to conform to current period presentation.

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of March 31, 2009 were $3.6 million, compared to $5.5 million as of December 31, 2008. Based on our resources at March 31, 2009, the planned cost savings measures, and the current plan of expenditure on continuing development of current products, the Company believes that there is sufficient capital to fund operations through the third quarter of 2009, depending largely on patient enrollment rates. Potential costs savings measures could include a further reduction of staff and the increased use of part-time consultants, which could add additional risk to the Company’s operational plans. Actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of research and development programs, including competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If the Company is unable to raise additional funds when needed, the Company may not be able to market its products as planned or continue development and regulatory approval of its products, the Company could be required to delay, scale back or eliminate some or all research and development programs and may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business.

In addition, to the extent that the Company raises additional funds by issuing equity or convertible or non-convertible debt securities, the Company’s stockholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to the Company’s technologies or product candidates, or grant licenses on terms that may not be favorable to the Company. These things may have a material adverse effect on the business.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect the Company’s liquidity and financial condition, and the liquidity and financial condition of the Company’s customers, including the ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

There is substantial doubt about the Company’s ability to continue as a going concern as the continuation of the Company’s business is dependent upon obtaining further long-term financing, the successful development of the Company’s drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that the Company may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by the Company is likely to result in a significant dilution in the equity interests of the Company’s current stockholders. Obtaining commercial loans, assuming those loans would be available, including on acceptable terms, will increase the Company’s liabilities and future cash commitments.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

4. BASIC AND DILUTED LOSS PER SHARE

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

Potentially dilutive securities include:

	March 31, 2009	March 31, 2008
Warrants to purchase common stock	375,249	375,249
Options to purchase common stock	4,626,953	4,126,512

Total potentially dilutive securities	5,002,202	4,501,761

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

Patents

At March 31, 2009, intangible assets consisted of patents and patent applications acquired from third parties for the CD-NP and CU-NP compounds. Amortization expense was $20,100 and $22,600 for the three months ended March 31, 2009 and 2008, respectively. In addition, there was a onetime charge of $48,500 in the three months ended March 31, 2009 for the impairment of patents and patent applications associated with 2NTX-99. Amortization expense of $172,300 has been recorded for the period from August 1, 2005 (inception) through March 31, 2009.

License Agreements

CD-NP

On January 16, 2006, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the Mayo License Agreement, with Mayo Foundation for Medical Education and Research (“Mayo”) for the rights to issued patents, patent applications and know-how relating to the use of CD-NP in all therapeutic uses. The Company also held the rights to improvements to CD-NP that arose out of the laboratory of Dr. John Burnett, the inventor of CD-NP, until January 19, 2009. Under the terms of the Mayo License Agreement, the Company paid Mayo an up-front cash payment and reimbursed it for past patent expenses. In addition, the Company issued 1,379,419 shares of common stock to Mayo. Mayo will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to CD-NP. In July 2008, the Company made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial. The Company will also pay substantial milestone payments to Mayo upon the receipt of regulatory approval for each additional indication of CD-NP, as well as for additional compounds or analogues contained in the intellectual property. Pursuant to the Mayo License Agreement, the Company will pay Mayo an annual maintenance fee and a percentage of net sales of licensed products, as well as $50,000 per year for the consulting services of Dr. Burnett while serving as chairman of the Company’s Scientific Advisory Board.

In addition to the potential milestone payments discussed above, the Mayo License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period from August 1, 2005 (inception) through March 31, 2009, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares (representing $182,236) of common stock.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

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

Under the terms of the CU-NP Mayo License Agreement, the Company paid Mayo an up-front cash payment. Additionally, Mayo will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase II clinical trial of the licensed product. Additional milestone payments will occur upon certain other events. Pursuant to the agreement, Nile must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products.

In addition to the cash payments described above with respect to the CU-NP Mayo License Agreement, the Company has also agreed to issue certain amounts and types of equity to Mayo. In June 2008, the Company issued 49,689 shares of common stock to Mayo having a fair market value as of June 13, 2008 equal to $250,000. This amount has been recorded in research and development expenses in the accompanying Condensed Statements of Operations. Additionally, Dr. Burnett has applied for funding through Mayo’s Discovery-Translation Program. In the event Dr. Burnett is awarded funding through this program, and the funding is used for the development of the licensed product based on the patent applications, the Company has agreed to grant to Mayo an equivalent dollar value in stock warrants to purchase the Company’s common stock. The number of warrants will be calculated using the Black-Scholes option-pricing model and will include a cashless exercise provision with language to be negotiated in good faith between the parties.

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

On January 16, 2009, the Company announced that it will focus resources on the development of its natriuretic peptide franchise, including CD-NP which is in Phase II development for acute heart failure, and CU-NP which is a pre-clinical compound. The Company terminated the 2NTX-99 program and returned the rights to the molecule to Dr. Cesare Casagrande, effective April 16, 2009. As such, the Company recorded an impairment charge of $48,479 for unamortized patent costs, which is included in research and development expense in the Condensed Statement of Operations.

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

March 31, 2009

(unaudited)

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

1,250,000 shares of common stock that were held by the original stockholders of SMI prior to the Merger are reflected in the Company’s common stock outstanding in the accompanying Condensed Balance Sheets.

(b) Warrants

In conjunction with the conversion of the Notes, the Company issued fully vested warrants to purchase 168,337 shares of common stock to the holders of the Notes. The warrants were issued with an exercise price of $2.71 and expire in September 2012. The fair value of the warrants was determined to be $288,000. No warrants have been exercised to date.

In 2007, as consideration for the performance of consulting and due diligence efforts related to the licensing of 2NTX-99, the Company granted and accrued for fully vested warrants to purchase 206,912 shares of its common stock. The warrants were valued at $334,992 using the Black-Scholes option-pricing model and the following assumptions: an exercise price of $2.71, a 4.02% risk-free interest rate, a 5 year contractual term, a dividend rate of 0%, and 68% expected volatility. Of the total warrants granted, 137,567 warrants with an aggregate value of $222,770 were granted to employees of Two River Group Holdings, LLC (“Two River”), a related party, and its affiliates (Note 8). The remaining warrants were granted to outside consultants. The warrants were recorded as an expense and a liability during the year ended December 31, 2007. In March 2008, these warrants were issued in satisfaction of the accrued liability.

7. STOCK OPTION PLAN

(a) Stock Option Plan

The Company’s 2005 Stock Option Plan (the “Plan”) was adopted by the Board of Directors on August 10, 2005. The Plan authorized a total of 2,000,000 shares of common stock for issuance. Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

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

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

A summary of the status of the options issued under the Plan at March 31, 2009, and information with respect to the changes in options outstanding is as follows:

	Options Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at January 1, 2006	5,310,766	206,910	$0.09
Options granted under the plan	(2,802,329)	2,802,329	$2.85
Options forfeited	96,558	(96,558)	$0.84

Balance at December 31, 2007	2,604,995	2,912,681	$2.72
Options granted under the plan	(1,152,588)	1,152,588	$4.09
Options forfeited	87,500	(87,500)	$4.45

Balance at December 31, 2008	1,539,907	3,977,769	$3.08
Options granted under the plan	(320,148)	320,148	$0.88
Options forfeited	264,714	(264,714)	$2.86

Balance at March 31, 2009	1,484,473	4,033,203	$2.92

Exercisable at March 31, 2009		1,633,659	$2.40

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), as interpreted by Staff Accounting Bulletin 107 (“SAB 107”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. The only options granted to employees during the three months ended March 31, 2009 were granted in exchange for accrued performance cash bonuses. Employees received a certain amount of options in exchange for up to 50% of their accrued performance cash bonus. The Company estimated the fair value of these options to be equal to the amount of cash bonus exchanged for the options divided by the number of options granted. The options were 100% vested on the date of the grant, January 16, 2009. In addition, employees were given the option of exchanging the remaining 50% of their performance cash bonus for 50% more options than were exchanged for the first 50% of their performance cash bonus. An additional $23,293 in compensation costs were expensed in the first quarter as a result of this incremental incentive to preserve the Company’s cash.

The fair value of options granted during the three months ended March 31, 2008 was estimated using the Black-Scholes option-pricing model using an expected volatility of 89%, expected terms from 5.75 to 6.25 years, a dividend yield of 0% and risk-free interest rates from 2% to 3%.

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

Since share-based compensation under SFAS 123R is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

In the quarter ending March 31, 2009, with two years of employee performance and forfeiture history, the Company began to estimate forfeitures of performance-based stock options. Prior to December 31, 2008, the Company did not include an estimate for forfeitures in compensation expenses on a quarterly basis. Instead, adjustments to the performance-based stock compensation expense for the full year were made in the fourth quarter at the time of performance assessment.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Employee stock-based compensation costs for the three months ended March 31, 2009 and 2008 and for the cumulative period from August 1, 2005 (inception) through March 31, 2009 are as follows:

	Three months ended March 31,		Period from August 1, 2005 (inception) through March 31,
	2009	2008	2009
General and administrative	$(47,288)	$567,084	$3,805,604
Research and development	95,209	54,288	698,970

Total	$47,921	$621,372	$4,504,574

Certain employees have been granted performance-based stock options that are subject to forfeiture based on the failure to achieve specified goals. The Company analyzed two years of annual performance measurements, and, based on that analysis, adjusted estimated forfeiture rates on performance-based stock options for future periods. For the cumulative period from August 1, 2005 (inception) through March 31, 2009, employees forfeited 302,214 shares related to performance-based options, which had a fair value of $560,798. Based on these forfeiture rates, the Company estimates that an additional 306,336 options will be forfeited in the future. The estimated compensation cost of these forfeited shares is $604,585.

At March 31, 2009, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $4,745,218, which is expected to be recognized over a weighted-average vesting period of 1.61 years. This unrecognized estimated employee compensation cost does not include $604,585 in management estimated forfeitures of performance-based stock options.

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

Stock-based compensation costs incurred for services by non-employees for the three months ended March 31, 2009 and 2008, and for the cumulative period from August 1, 2005 (inception) through March 31, 2009 totaled ($5,899), $10,543 and $17,121, respectively. These amounts were included in research and development expense in the accompanying Condensed Statements of Operations.

In addition to the options issued under the Plan, in September 2007 the Company issued fully vested options to purchase 593,750 shares outside of the Plan to a former executive of the Company pursuant to his separation agreement. The options were issued at an exercise price of $2.71

8. RELATED PARTIES

On occasion, some of the Company’s expenses are paid by Two River, a company owned by several of the Company’s directors and founders. No interest is charged by Two River on any outstanding balance owed by the Company. For the three months ended March 31, 2009 and 2008 and for the period from August 1, 2005 (inception) through March 31, 2009, reimbursable expenses totaled $3,112, $6,700, and $157,912, respectively. In addition, during 2007 the Company paid $70,245 to Two River for consulting and due diligence efforts performed by Two River employees related to the licensing of 2NTX-99. As of March 31, 2009 the Company has a payable to Two River of $3,112.

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

March 31, 2009

(unaudited)

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

On March 3, 2008 the Company signed a non-cancelable operating lease agreement to lease office space in San Francisco, California. The lease expires in March 2011. Future non-cancelable minimum lease payments under this lease are approximately $87,000 for the remainder of 2009, $116,000 in 2010, and $29,000 in 2011, not including annual operating cost escalations. In connection with this lease, the Company delivered an irrevocable stand-by and unconditional letter of credit in the amount of approximately $55,000 as a security deposit, with the landlord as the beneficiary in case of default or failure to comply with the lease requirements. In order to fund the letter of credit, the Company deposited a compensating balance of approximately $55,000 into a certificate of deposit with a financial institution which shall be restricted for the entire period of the three-year lease agreement. Restricted cash is included in other noncurrent assets in the accompanying Condensed Balance Sheets.

10. SUBSEQUENT EVENTS

As part of the Company’s planned cost saving measures, as of May 8, 2009, the Company has laid-off administrative and development employees. As part of the lay-offs, Jennifer Hodge, Vice President, Development, was informed on May 7, 2009, that her employment would be terminated as of May 31, 2009. As a result of the lay-offs, unvested employee and performance-based options for 471,466 shares were cancelled, with a fair value of $1,444,268.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of the Annual Report filed on March 12, 2009, and amended on April 23, 2009, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a development stage biopharmaceutical company in the business of commercially developing innovative products for the treatment of cardiovascular diseases. Our lead compound is CD-NP, a chimeric natriuretic peptide currently in Phase II clinical studies for the treatment of heart failure. We believe CD-NP may be useful in several cardiovascular and renal indications. We are initially developing CD-NP as a treatment for heart failure. We are also developing a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of CNP, and the N- and C-termini of Urodilantin, or URO.

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

Our results include non-cash compensation expense as a result of the issuance of stock, stock options, and warrants. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires us to expense the fair value of stock options and warrants over the vesting period. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial and development performance. Stock-based compensation expense is included in the respective categories of expense in the statements of operations. We expect to record additional non-cash compensation expense in the future, which may be significant.

Our Product Candidates

We currently have two product candidates: CD-NP, in clinical development for the treatment of heart failure, and CU-NP which is in pre-clinical development and has potential utility in a number of cardiovascular and renal indications. We recently terminated our 2NTX-99 program in order to focus on our natriuretic peptide programs.

CD-NP Program – CD-NP is a novel chimeric natriuretic peptide in clinical development for an initial indication of acute decompensated heart failure, or ADHF. CD-NP was rationally designed by scientists at the Mayo Clinic’s cardio-renal research labs. Current therapies for ADHF, including B-type natriuretic peptide, have been associated with favorable pharmacologic effects, but have also been associated with hypotension and decreased renal function which limit their utility in clinical practice. CD-NP was designed to preserve the favorable effects of current therapies while eliminating or attenuating the hypotensive response, and enhancing or preserving renal function. In addition to an initial indication for ADHF, CD-NP has potential utility in other indications which include preservation of cardiac function subsequent to acute myocardial infarction, and prevention of renal damage subsequent to cardiac surgery.

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

We believe that the cumulative final results of the Phase Ib and IIa studies indicate that a) CD-NP was well tolerated at doses of up to 20 ng/kg/min in stable and acute heart failure patients, b) CD-NP blood pressure effects were dose-dependent and well characterized in chronic heart failure patients, c) In the anticipated therapeutic dose range, CD-NP produced a statistically significant reduction in pulmonary capillary wedge pressure, d) CD-NP demonstrated diuretic effects alone, and CD-NP produced a statistically significant increase in diuresis concurrent with furosemide, and e) With a 24 hour infusion, CD-NP produced statistically significant decreases in serum creatinine and cystatin-c, consistent with enhanced renal function.

In March 2009, the US Food and Drug Administration or FDA placed a clinical hold on our CD-NP program. In a letter sent to us, and in a follow-up teleconference, the FDA requested additional data on our Phase IIa clinical trial, which was finalized in March 2009, and modifications to CD-NP’s current Investigator Brochure or IB. Nile submitted a full response to the FDA in April and expects a response from the FDA by the end of May.

Shortly following the FDA’s release from clinical hold, Nile intends to initiate a 30-patient single-blind, placebo-controlled Phase 2 study designed to provide additional information on the safety and tolerability of CD-NP when infused for up to 72 hours in patients with acute heart failure and renal function insufficiency. Additionally, the study contains several exploratory efficacy endpoints to provide insight into the potential for CD-NP to enhance renal function in acute heart failure patients. The dosing of this 30-patient study is expected to be completed by the end of 2009.

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

2NTX-99 Program – On January 16, 2009, we provided notice to Dr. Casagrande that we were terminating the 2NTX-99 License Agreement effective 90 days from the date of the notice. We decided to end the 2NTX-99 program and to focus our resources on the development of our natriuretic peptides. Following the effectiveness of the termination, all rights to 2NTX-99 will revert to Dr. Casagrande.

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

We account for employee stock-based compensation in accordance with SFAS 123(R) which requires us to expense the fair value of stock options over the vesting period on a straight-line basis. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options. Additional information on the variables and assumptions used in our stock-based compensation are described in Note 10 of the accompanying notes to our audited financial statements included in the 2008 10-K.

Stock options or other equity instruments to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) issued as consideration for goods or services received by the Company are accounted for under SFAS 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically remeasured as the underlying options vest. The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

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

In the quarter ending March 31, 2009, with two years of employee performance and forfeiture history, we began to estimate forfeitures of performance-based stock options. Prior to December 31, 2008, we did not include an estimate for forfeitures in our compensation expenses on a quarterly basis. Instead, adjustments to the performance-based stock compensation expense for the full year were made in the fourth quarter at the time of performance assessment.

Research and Development Plan

In the second half of 2009, if the FDA releases CD-NP from clinical hold, we expect to initiate a 30 patient, open-label Phase IIb study of CD-NP in patients with acute decompensated heart failure and renal function insufficiency. Depending on the timing of the release of the clinical hold, we may require additional funds to complete the trial. Following the 30 patient study, we plan to initiate another 330 patient Phase IIb study, which, if successful, would serve as the basis for dose selection for a Phase III program.

In addition to our own studies, in July 2008, Mayo dosed the first patient in a Phase Ib study, under an investigator-sponsored IND, to better understand CD-NP’s renal properties. We expect Mayo to complete dosing of this trial in 2010.

For CU-NP, we have manufactured CU-NP API and expect to initiate work on pre-clinical pharmacology studies and chronic formulation development in 2009.

Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and notes contained elsewhere in this Form 10-Q.

Revenue. We had no product revenue during the three months ended March 31, 2009 and 2008 as none of our product candidates have been approved for commercialization.

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

Research and development expenses for the three months ended March 31, 2009 decreased approximately $654,000, or 33%, as compared to the same period in 2008. The change is primarily due to a decrease of approximately $488,400 in manufacturing expense, reductions primarily relating to our CD-NP program, and a decrease of approximately $146,400 in toxicology expenses, reductions primarily relating to our 2NTX-99 program. For the three months ended March 31, 2008, we incurred clinical expenses from closing out our Phase Ib and IIa clinical trials and from start-up activities for our Phase IIb trial. For the three months ended March 31, 2009, we incurred a comparable amount of clinical expenses from start-up activities relating to our Phase Ib and IIa.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, rent and other office expense, and general legal activities.

General and administrative expenses for the three months ended March 31, 2009 decreased by approximately $736,000, or 61%, as compared to the same period in 2008. This decrease is primarily due to a decrease in stock based compensation of approximately $612,000, a decrease in professional fees of approximately $67,000 and a decrease in occupancy costs of approximately $68,000.

Interest Income. Interest income for the three months ended March 31, 2009 and 2008 was approximately $15,000 and approximately $149,000, respectively. Cash balances in 2009 have decreased substantially, as we produce no revenue and have not raised any additional capital.

Liquidity and Capital Resources

Cash and cash flow

For the three months ended March 31, 2009 and 2008, we had a net loss of approximately $1.8 million and $3.1 million, respectively. From August 1, 2005 (inception) through March 31, 2009, we have incurred an aggregate net loss of approximately $27.8 million, primarily through a combination of research and development activities related to the licensed technologies under our control and expenses supporting those activities. We expect to continue to incur substantial and increasing losses, which will continue to have negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

Our total cash resources as of March 31, 2009 were $3.6 million compared to $5.5 million as of December 31, 2008. As of March 31, 2009, we had approximately $0.8 million in liabilities, and $3.2 million in net working capital. Our forecasted average monthly cash expenditures for the next six months are approximately $0.5 million, which is a decrease from our average monthly expenses from the previous six months.

From inception through March 31, 2009, we have financed our operations through private debt and equity financing. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. We are seeking to raise additional funds through various potential sources, such as equity and debt financings, or though corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or, if it such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at March 31, 2009, the planned cost savings measures, and the current plan of expenditure on continuing development of current products, we believe that we have sufficient capital to fund our operations through the third quarter of 2009, depending largely on patient enrollment rates. Potential costs savings measures could include a further reduction of staff and the increased use of part-time consultants, which could add additional risk to our operational plans. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2009.

Contractual Obligations

Pursuant to our license agreement with Mayo for CD-NP, in July 2008 we made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial. Subsequent milestones achieved will require us to make additional milestone payments to Mayo.

Effective June 13, 2008, we entered into the CU-NP Mayo License Agreement with Mayo. Under the terms of the agreement, Mayo granted to us a worldwide, exclusive license for the rights to commercially develop CU-NP for all therapeutic indications. We also have the rights to improvements to CU-NP and know-how that arise out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP, until June 12, 2011. In consideration for the CU-NP Mayo License Agreement, we agreed to expend reasonable amounts to conduct a research and commercial development program to commercialize a product developed from the patent, to pursue diligently the worldwide regulatory approval of a product, and to commence marketing within six months following regulatory approval of the product in the United States. In addition, under the terms of the agreement, we made an up-front cash payment to Mayo. Additionally, Mayo will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase II clinical trial of a product. Additional milestone payments will be made upon the occurrence of other events. Pursuant to the agreement, we must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products. In addition to the cash payments described above with respect to the CU-NP Mayo License Agreement, we have also agreed to issue certain amounts and types of equity to Mayo. In June 2008, we issued to Mayo 49,689 shares of common stock having a fair market value as of June 13, 2008 equal to $250,000. The shares issued to Mayo are not subject to anti-dilution protection and, like all of our shares of common stock, will be diluted over time if we issue additional shares. Additionally, Dr. Burnett has applied for funding through Mayo’s Discovery-Translation Program. In the event Dr. Burnett is awarded funding through this program, and the funding is used for the development of the licensed product, we have agreed to grant to Mayo an equivalent dollar value in stock warrants to purchase our common stock. The number of warrants will be calculated using the Black-Scholes option-pricing model. The warrants will include a cashless exercise provision with language to be negotiated in good faith between the parties.

In March 2008, we entered into a non-cancelable office lease agreement for office space in San Francisco, California. The lease expires in March 2011. Future minimum lease payments under the lease are approximately $87,000 for the remainder of 2009, $116,000 in 2010, and $29,000 in 2011, not including annual operating cost escalations.

Related Party Transactions

As consideration for the performance of consulting and due diligence efforts related to the licensing of 2NTX-99, in 2007 we granted fully vested warrants to purchase 206,912 shares of our common stock at an exercise price of $2.71. Of the total amount of the warrants granted, 137,567 were granted to employees of Two River, a related party, and its affiliates. The remaining warrants were granted to outside consultants.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2009, our portfolio consisted primarily of bank savings accounts and a certificate of deposit associated with our lease obligation, and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at March 31, 2009, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $3.6 million.

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

The Company is not an “accelerated filer” because it is qualified as a smaller reporting company. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company until the fiscal year ended December 31, 2009. Notwithstanding the fact that these internal control requirements do not apply to the Company at this time, management has begun reviewing the Company’s internal control procedures to facilitate compliance with those requirements when they become applicable.

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

On May 7, 2009, the Company informed Jennifer Hodge, its Vice President, Development, that it was terminating her employment with the Company effective as of May 31, 2009. The decision to terminate Ms. Hodge’s employment was made as part of a number of other measures the Company has taken to substantially reduce its ongoing expenses in order to focus its available resources toward its CD-NP development program.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NILE THERAPEUTICS, INC.

Date: May 14, 2009	By:	/s/ Peter Strumph
Peter Strumph
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009	By:	/s/ Daron Evans
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