Form 10-Q
period 2009-06-30
Nile Therapeutics, Inc.
filed 2009-08-13
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2009, there were 24,215,477 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NILE THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,770,226	$5,500,790
Prepaid expenses and other current assets	185,368	544,834

Total current assets	1,955,594	6,045,624

Property and equipment, net	59,810	73,699
Intangible assets, net	131,424	209,549
Other noncurrent assets	107,066	106,597

Total assets	$2,253,894	$6,435,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$200,287	$738,895
Accrued expenses and other current liabilities	159,666	586,256
Due to related party	80,437	6,700

Total current liabilities	440,390	1,331,851

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,149,405 shares issued and outstanding	24,150	24,150
Additional paid-in capital	32,094,658	31,105,874
Deficit accumulated during the development stage	(30,305,304)	(26,026,406)

Total stockholders’ equity	1,813,504	5,103,618

Total liabilities and stockholders’ equity	$2,253,894	$6,435,469

See accompanying notes to condensed financial statements.

NILE THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from August 1, 2005 (inception) through June 30, 2009
	2009	2008	2009	2008
Grant income	$—	$—	—	$—	$482,235

Operating expenses:
Research and development	1,103,428	2,888,654	2,428,032	4,866,838	19,739,552
General and administrative	1,397,689	960,164	1,860,157	2,158,503	10,439,745

Total operating expenses	2,501,117	3,848,818	4,288,189	7,025,341	30,179,297

Loss from operations	(2,501,117)	(3,848,818)	(4,288,189)	(7,025,341)	(29,697,062)

Other income (expense):
Interest income	5,886	82,848	20,573	232,284	740,753
Interest expense	—	—	—	(137)	(1,272,934)
Other expense	(4,859)	(11,131)	(11,282)	(42,844)	(76,061)

Total other income (expense)	1,027	71,717	9,291	189,303	(608,242)

Net loss	$(2,500,090)	$(3,777,101)	(4,278,898)	$(6,836,038)	$(30,305,304)

Basic and diluted loss per share	$(0.10)	$(0.16)	(0.18)	$(0.28)

Weighted-average common shares outstanding	24,149,405	24,106,341	24,149,405	24,103,010

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM AUGUST 1, 2005 (DATE OF INCEPTION) TO JUNE 30, 2009

(unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT
Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$—	$5,000
Founders shares returned to treasury	(1,379,419)	—	—	—	—
Net loss	—	—	—	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)
Issuance of common shares pursuant to licensing agreement	1,379,419	—	500	—	500
Issuance of stock options for services	—	—	10,000	—	10,000
Net loss	—	—	—	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)
Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	—	182,236
Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	—	1,000,000
Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	—	19,872,747
Warrants issued in connection with note conversion	—	—	288,000	—	288,000
Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	—	4,351,165
Note discount arising from beneficial conversion feature	—	—	483,463	—	483,463
Reverse merger transaction
Elimination of accumulated deficit	—	—	(234,218)	—	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	—	234,218
Employee stock-based compensation	—	—	1,902,298	—	1,902,298
Non-employee stock-based compensation	—	—	(667)	—	(667)
Net loss				(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932
Warrants issued in satisfaction of accrued liabilities	—	—	334,992	—	334,992
Employee stock-based compensation	—	—	2,436,603	—	2,436,603
Non-employee stock-based compensation	—	—	13,687	—	13,687
Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	—	250,000
Net loss	—	—	—	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	5,103,618
Employee stock-based compensation	—	—	860,412	—	860,412
Non-employee stock-based compensation	—	—	128,372	—	128,372
Net loss	—	—	—	(4,278,898)	(4,278,898)

Balance at June 30, 2009	24,149,405	$24,150	$32,094,658	$(30,305,304)	$1,813,504

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		Period from August 1, 2005 (inception) through June 30, 2009
	2009	2008
Cash flows from operating activities
Net loss	$(4,278,898)	$(6,836,038)	$(30,305,304)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	102,838	53,316	243,464
Stock-based compensation	988,784	1,826,174	7,118,433
Warrants issued in connection with note conversion	—	—	288,000
Note discount arising from beneficial conversion feature	—	—	483,463
Loss on disposal of assets	—	11,654	11,654
Noncash interest expense	—	—	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	359,466	110,359	(185,368)
Other non-current assets	(469)	(91,623)	(107,066)
Accounts payable	(538,608)	37,132	200,287
Accrued expenses and other current liabilities	(426,590)	(615,064)	159,666
Due to related party	73,737	(311,922)	80,437

Net cash used in operating activities	(3,719,740)	(5,816,012)	(21,661,169)

Cash flows from investing activities
Purchase of property and equipment	—	(45,314)	(122,241)
Cash paid for intangible assets	(10,824)	(24,381)	(324,111)

Net cash used in investing activities	(10,824)	(69,695)	(446,352)

Cash flows from financing activities
Proceeds from issuance of notes payable	—	—	5,500,000
Repayment of notes payable	—	—	(1,500,000)
Proceeds from sale of common stock to founders	—	—	5,000
Proceeds from sale of common stock in private placement	—	—	19,872,747

Net cash provided by financing activities	—	—	23,877,747

Net (decrease) increase in cash and cash equivalents	(3,730,564)	(5,885,707)	1,770,226
Cash and cash equivalents at beginning of period	5,500,790	16,233,464	—

Cash and cash equivalents at end of period	$1,770,226	$10,347,757	$1,770,226

Supplemental schedule of cash flows information:

Cash paid for interest	$—	$—	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in satisfaction of accrued liability	$—	$334,992	$334,992

Conversion of notes payable and interest to common stock	$—	$—	$4,351,165

Common shares of SMI issued in reverse merger transaction	$—	$—	$1,250

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company was incorporated in the State of Nevada on June 17, 1996 and reincorporated in Delaware on February 9, 2007, at which time its name was SMI Products, Inc. (“SMI”). On September 17, 2007, the Company completed a merger transaction whereby Nile Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of SMI, merged with and into Nile Therapeutics, Inc., a privately held Delaware corporation (“Old Nile”), with Old Nile becoming a wholly-owned subsidiary of SMI. Immediately following the merger described above, Old Nile was merged with and into the Company, with the Company remaining as the surviving corporation to that merger. In connection with that short-form merger, the Company changed its name to “Nile Therapeutics, Inc.” These two merger transactions are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed. Upon completion of the Merger, the Company adopted Old Nile’s business plan.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2009, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced net losses since its inception and has an accumulated deficit of approximately $30.3 million at June 30, 2009. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended June 30, 2009 are not necessarily indicative of results for the full 2009 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

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

Recently Issued Accounting Standards

In May, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 prescribes the period after the balance sheet date during which management should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the required disclosures an entity should make about transactions or events occurring after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s condensed financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 13, 2009.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s condensed financial statements.

Reclassifications

Certain prior period amounts have been reclassified in order to conform to current period presentation.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. LIQUIDITY AND CAPITAL RESOURCES

On July 7, 2009, as a subsequent event to the quarter ending June 30, 3009, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company agreed to sell to such investors in a private placement 2,691,394 units of its securities. Each unit included one share of common stock and one five-year warrant to purchase a share of common stock. See Note 6a, 6b and 8. The private placement was completed on July 15, 2009 and resulted in gross proceeds to the Company of $3,368,750 before deducting expenses.

Cash resources as of June 30, 2009 were $1.8 million, compared to $5.5 million as of December 31, 2008. Based on its resources at June 30, 2009, the planned cost savings measures, the net proceeds from the Company’s July 2009 private placement, and the current plan of expenditure on continuing development of current products, the Company believes that it has sufficient capital to fund its operations through 2010. However, pending results of the Company’s ongoing Phase II clinical trial of CD-NP, the Company would need substantial additional capital in order to initiate and fund the next clinical study of CD-NP, which is expected to be a Phase IIb clinical trial. Cost savings implemented in the quarter ended June 30, 2009 included a significant staff reduction and the increased use of part-time consultants. Actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of research and development programs, including competitive and technical advances; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If the Company is unable to raise additional funds when needed, the Company may not be able to market its products as planned or continue development and regulatory approval of its products, the Company could be required to delay, scale back or eliminate some or all research and development programs and may need to wind down the Company’s operations altogether. Each of these alternatives would likely have a material adverse effect on the Company’s business.

To the extent that the Company raises additional funds by issuing equity or convertible or non-convertible debt securities, its stockholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to the Company’s technologies or its product candidates, or grant licenses on terms that may not be favorable to it. These things may have a material adverse effect on the Company’s business.

The continuation of the Company’s business beyond 2010 is dependent upon obtaining further long-term financing, the successful development of its drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that the Company may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by the Company may result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, including on acceptable terms, will increase the Company’s liabilities and future cash commitments.

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

Potentially dilutive securities include:

	June 30, 2009	June 30, 2008
Warrants to purchase common stock	375,249	375,249
Options to purchase common stock	4,582,682	4,376,519

Total potentially dilutive securities	4,957,931	4,751,768

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

Patents

At June 30, 2009, intangible assets consisted of patents and patent applications acquired from third parties for the CD-NP and CU-NP compounds. Amortization expense was $20,401 and $20,195 for the three months ended June 30, 2009 and 2008, respectively, $88,949 and $42,818 for the six months ended June 30, 2009 and 2008. There was a onetime charge of $48,500 in the six months ended June 30, 2009 for the impairment of patents and patent applications associated with 2NTX-99. Amortization expense of $192,688 has been recorded for the period from August 1, 2005 (inception) through June 30, 2009.

License Agreements

CD-NP

On January 16, 2006, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the Mayo License Agreement, with Mayo Foundation for Medical Education and Research (“Mayo”) for the rights to issued patents, patent applications and know-how relating to the use of CD-NP in all therapeutic uses. The Company also held the rights to improvements to CD-NP that arise out of the laboratory of Dr. John Burnett, the inventor of CD-NP, until January 19, 2009. Under the terms of the Mayo License Agreement, the Company paid Mayo an up-front cash payment and reimbursed it for past patent expenses. In addition, the Company issued 1,379,419 shares of common stock to Mayo. Mayo will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to CD-NP. In July 2008, the Company made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial. The Company will also pay substantial milestone payments to Mayo upon the receipt of regulatory approval for each additional indication of CD-NP, as well as for additional compounds or analogues contained in the intellectual property. Pursuant to the Mayo License Agreement, the Company will pay Mayo an annual maintenance fee and a percentage of net sales of licensed products, as well as $50,000 per year for the consulting services of Dr. Burnett while serving as chairman of the Company’s Scientific Advisory Board.

In addition to the potential milestone payments discussed above, the Mayo License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period from August 1, 2005 (inception) through June 30, 2009, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares (representing $182,236) of common stock.

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

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2NTX-99

On August 6, 2007, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the 2NTX-99 License Agreement, with Dr. Cesare Casagrande for the rights to the intellectual property and know-how relating to 2NTX-99, and all of its human therapeutic or veterinary uses. Under the 2NTX-99 License Agreement, the Company made an up-front cash payment to Dr. Casagrande and reimbursed him for past patent expenses. The Company also issued to Dr. Casagrande 350,107 shares of common stock. In January 2009, the Company determined to discontinue the 2NTX-99 program so that it could focus its resources on the development of its natriuretic peptide franchise, including CD-NP which is in Phase II development for acute heart failure, and CU-NP which is a pre-clinical compound. Accordingly, the Company terminated the 2NTX-99 License Agreement, returning the rights to the molecule to Dr. Casagrande, effective April 16, 2009. As such, the Company recorded an impairment charge of $48,500 for unamortized patent costs, which is included in research and development expense in the Condensed Statement of Operations.

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

In September 2007, also pursuant to the terms of the Mayo License Agreement, the Company issued 63,478 shares of common stock to Mayo. The fair value of the shares, $182,236, was recorded as research and development expense in the accompanying Statements of Operations.

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

Subsequent to the quarter ended June 30, 2009, on July 7, 2009, the Company entered into a Securities Purchase Agreement with certain qualified investors pursuant to which it agreed to sell 2,691,394 units of its securities in a private placement, resulting in aggregate gross proceeds of $3,368,750. Each unit included one share of common stock and one warrant to purchase a share of common stock. See Note 6b. Issuance costs related to the financing were $73,850, plus the issuance of warrants (“Placement Warrants”) to purchase 218,300 shares of common stock to designees of Riverbank Capital Securities, Inc. (“Riverbank”) a FINRA member broker dealer that acted as placement agent for the Company in connection with the private placement. See Note 8.

The Company agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares of common stock, including shares of common stock issuable pursuant to the exercise of warrants and Placement Warrants, issued in the private placement. In the event the Company does not file the registration statement within 60 days following the closing of the financing, the Company has agreed to pay liquidated damages to the investors in the amount of 1% of such investor’s aggregate investment amount each month until the registration statement is filed.

(b) Warrants

In conjunction with the conversion of $4,351,165 of convertible debt prior to the Merger, the Company issued fully vested warrants to purchase 168,337 shares of common stock to the holders of such debt. The warrants were issued with an exercise price of $2.71 and expire in September 2012. The fair value of the warrants was determined to be $288,000. None of these warrants have been exercised to date.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In 2007, as consideration for the performance of consulting and due diligence efforts related to the licensing of 2NTX-99, the Company granted and accrued for fully vested warrants to purchase 206,912 shares of its common stock. The warrants were valued at $334,992 using the Black-Scholes option-pricing model and the following assumptions: an exercise price of $2.71, a 4.02% risk-free interest rate, a 5 year contractual term, a dividend rate of 0%, and 68% expected volatility. Of the total warrants granted, 137,567 warrants with an aggregate value of $222,770 were granted to employees of Two River Group Holdings, LLC (“Two River”), a related party, and its affiliates. See Note 8. The remaining warrants were granted to outside consultants. The warrants were recorded as an expense and a liability during the year ended December 31, 2007. In March 2008, these warrants were issued in satisfaction of the accrued liability.

Subsequent to the quarter ended June 30, 2009, as discussed in Note 3 and Note 10, in connection with its July 2009 private placement, the Company issued 2,691,394 shares of common stock and five-year warrants to purchase an additional 2,691,394 shares of common stock. The warrants were issued in three separate tranches, as follows:

•

Warrants to purchase 627,849 shares, representing 25% of the total warrant shares issued to investors, have an exercise price equal to $1.25, which represents 110% of the $1.14 consolidated closing bid price of the Company’s common stock on July 7, 2009 (the “Closing Bid Price”);

•	Warrants to purchase 627,848 shares, representing 25% of the total warrant shares issued to investors, have an exercise price equal to $1.71, which represents 150% of the Closing Bid Price; and

•	Warrants to purchase 1,345,687 shares, representing 50% of the total warrant shares issued to investors, have an exercise price equal to $2.28, which represents 200% of the Closing Bid Price.

The warrants issued to investors in the July 2009 financing are redeemable by the Company, at a redemption price of $0.001 per warrant share, upon 30 days’ notice, if at any time, the volume weighted average price of the common shares for any 20 consecutive business days is equal to or greater than 200% of the exercise price of each warrant.

As consideration for its services as placement agent in connection with the July 2009 financing, the Company also issued to designees of Riverbank five-year warrants to purchase 218,300 shares of common stock at a price of $1.375 per share. These warrants have an aggregate fair-value of $199,700.

7. STOCK OPTION PLAN

The Company’s Amended and Restated 2005 Stock Option Plan (the “Plan”) was initially adopted by the Board of Directors on August 10, 2005. The Plan authorized a total of 2,000,000 shares of common stock for issuance. On September 17, 2007, pursuant to the Merger, the Plan was amended and each share of common stock then subject to the Plan was substituted with 2.758838 shares of common stock, resulting in an aggregate of 5,517,676 shares available under the Plan. Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

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

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A summary of the status of the options issued under the Plan at June 30, 2009, and information with respect to the changes in options outstanding is as follows:

	Options Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at January 1, 2006	5,310,766	206,910	$0.09
Options granted under the plan	(2,802,329)	2,802,329	$2.85
Options forfeited	96,558	(96,558)	$0.84

Balance at December 31, 2007	2,604,995	2,912,681	$2.72
Options granted under the plan	(1,152,588)	1,152,588	$4.09
Options forfeited	87,500	(87,500)	$4.45

Balance at December 31, 2008	1,539,907	3,977,769	$3.08
Options granted under the plan	(1,170,148)	1,170,148	$0.89
Options forfeited	1,158,985	(1,158,985)	$3.45

Balance at June 30, 2009	1,528,744	3,988,932	$2.58	$

Exercisable at June 30, 2009		2,531,496	$2.37

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

For the three months ended March 31, 2009, the Company granted options in exchange for accrued performance cash bonuses (“Cash Bonus Options”). Employees received a certain amount of options in exchange for up to 50% of their accrued performance cash bonus. The Company estimated the fair value of these options to be equal to the amount of cash bonus exchanged for the options divided by the number of options granted. The options were 100% vested on the date of the grant, January 16, 2009. In addition, employees were given the option of exchanging the remaining 50% of their performance cash bonus for 50% more options than were exchanged for the first 50% of their performance cash bonus. An additional $23,293 in compensation costs was expensed in the first quarter as a result of this incremental incentive to preserve the Company’s cash.

Excluding the Cash Bonus Options, for the six months ended June 30, 2009, the Company estimated the fair value of each option award granted to employees using the Black-Scholes option-pricing model and the following assumptions for the six months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Expected volatility	117%	75% to 89%
Expected term	3 years	5.75 to 6.25 years
Dividend yield	0%	0%
Risk-free interest rates	1.5% to 1.7%	2.0% to 3.4%

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

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Employee stock-based compensation costs for the three and six months ended June 30, 2009 and 2008 and for the cumulative period from August 1, 2005 (inception) through June 30, 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,		Period from August 1, 2005 (inception) through June 30, 2009
	2009	2008	2009	2008
General and administrative	$882,008	$434,098	$834,720	$1,001,182	$4,687,612
Research and development	(69,517)	128,675	25,692	182,963	629,453

Total	$812,491	$562,773	$860,412	$1,184,145	$5,317,065

The fair value of shares vested under the Plan for the three and six months ended June 30, 2009 and 2008 and for the period from August 1, 2005 through December 31, 2008 were $1,229,846, $1,818,089, $575,930, $1,205,143 and $3,758,557, respectively.

Certain employees have been granted performance-based stock options that are subject to forfeiture based on the failure to achieve specified goals. The Company analyzed two years of annual performance measurements, and, based on that analysis, decided to estimate forfeiture rates on performance-based stock options for future periods. For the cumulative period from August 1, 2005 (inception) through June 30, 2009, employees forfeited 302,214 shares related to performance-based options, which had a fair value of $560,798. During the six months ended June 30, 2009, employment stock options and performance-based stock options relating to 894,271 shares, which had a fair value of $2,182,485, were forfeited as a result of the corporate lay-offs. Based on the forfeiture rates of the performance-based stock options, the Company estimates that options relating to an additional 73,803 shares of common stock will be forfeited in the future. This estimated compensation cost of these forfeited shares is $161,249.

During the six months ended June 30, 2009, in accordance with the terms of the separation agreements of certain former employees, the Company agreed to extend to December 31, 2009 the exercise period relating to vested stock options held by those employees. In total, stock options relating to 177,049 shares of common stock with a weighted average exercise price of $2.93 were affected by such extension. No additional stock-option compensation expense was required to be recorded as a result of the extended exercise period based on the Company’s analysis of modifications made to the stock option grants.

In addition, pursuant to the terms of a separation agreement of a former executive dated June 10, 2009, the Company accelerated the vesting of 329,857 shares subject to a stock option, resulting in additional stock compensation expense of approximately $676,000 during the six months ended June 30, 2009. The Company also agreed to extend to June 10, 2014 the exercise period relating to the vested stock options owned by the former executive. This extended exercise period did not result in any incremental stock compensation cost required to be recorded. In total, the former executive has stock options to purchase 1,381,202 shares of common stock at a weighted average exercise price of $2.51 per share.

At June 30, 2009, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $806,134, which is expected to be recognized over a weighted-average vesting period of 1.2 years. This unrecognized estimated employee compensation cost does not include $161,249 in management estimated forfeitures of performance-based stock options.

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

On June 24, 2009, in conjunction with a services agreement, the Company issued to named employees of Two River Consulting, LLC (“TRC”) stock options to purchase 187,500 shares of common stock that vested on issuance and have a fair-value of $116,309; and stock options to purchase 562,500 shares that vest based on the achievement of certain milestones and have an estimated fair-value of $363,028. TRC is an entity controlled by two of the Company’s officers and directors. For the six months ended June 30, 2009, the Company recorded an expense of $124,342 related to these options and will record additional expense in the future as the remaining options are expected to vest.

Stock-based compensation costs incurred for services by non-employees for the three and six months ended June 30, 2009 and 2008, and for the cumulative period from August 1, 2005 (inception) through June 30, 2009 totaled $134,272, $46,494, $128,372, $57,037 and $144,816, respectively. These amounts were included in research and development expense in the accompanying Condensed Statements of Operations.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition to the options issued under the Plan, in September 2007 the Company issued fully vested options to purchase 593,750 shares outside of the Plan to a former executive of the Company pursuant to his separation agreement. The options were issued at an exercise price of $2.71 per share.

8. RELATED PARTIES

On occasion, some of the Company’s expenses are paid by Two River Group Holdings, LLC (“Two River”), a company owned by three of the Company’s directors and founders. No interest is charged by Two River on any outstanding balance owed by the Company. For the three months ended June 30, 2009 and 2008 and for the period from August 1, 2005 (inception) through June 30, 2009, reimbursable expenses totaled $15,437, $3,282 and $173,349, respectively. For the six months ended June 30, 2009 and 2008, reimbursable expenses totaled $18,549 and $9,982, respectively. In addition, during 2007 the Company paid $70,245 to Two River for consulting and due diligence efforts performed by Two River employees related to the licensing of 2NTX-99. As of June 30, 2009 the Company has a payable to Two River of $15,437.

As consideration for the performance of consulting and due diligence efforts related to the licensing of 2NTX-99, the Company issued fully vested warrants to purchase 206,912 shares of its common stock at an exercise price of $2.71. Of the total issued, warrants to purchase 137,567 shares were issued to employees of Two River. The remaining warrants were granted to outside consultants. The warrants were recorded as an expense and a liability during the year ended December 31, 2007. In March 2008, these warrants were issued in satisfaction of the accrued liability.

On June 24, 2009, the Company entered into a services agreement with TRC to provide various clinical development, operational and administrative services to the Company for a period of one year. As compensation for such services, the Company will pay to TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009. The total estimated fair-value of the option shares is $479,338. Twenty-five percent of the shares subject to the stock option vested immediately and the remaining 75% vest pursuant to the achievement of certain milestones relating to the clinical development of CD-NP. As of June 30, 2009 the Company has a payable to TRC of $65,000. Joshua A. Kazam, the Company’s President & CEO, and David M. Tanen, the Company’s Secretary, both of whom are also directors of the Company, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement.

As discussed in Note 6a and 6b, pursuant to a Securities Purchase Agreement dated July 7, 2009 between the Company and certain qualified investors identified therein, the Company sold 2,691,394 units of its securities resulting in gross proceeds of $3,368,750. The sale of the units was completed on July 15, 2009. The Company engaged Riverbank Capital Securities, Inc. (“Riverbank”) to serve as its placement agent. Riverbank was not paid a cash commission for its services, however, the Company issued Riverbank (or its designees) five-year warrants to purchase 218,300 shares of the Company’s common stock. The warrants are exercisable at a price of $1.375 per share, which is equal to 110% of the per unit purchase price paid by investors, and have a cashless (net) exercise provision. The Company also paid Riverbank an expense allowance of $50,000 to cover expenses incurred during the financing.

Peter M. Kash, the Company’s Chairman, Joshua A. Kazam, the Company’s President and Chief Executive Officer of the Company, and David Tanen, the Company’s Secretary, each of whom also serves on the Board of Directors of the Company, are each officers of and collectively control Riverbank. In light of the relationship between Messrs. Kash, Kazam and Tanen and the Riverbank, the selection and terms of the engagement were reviewed and approved by a special committee of the Company’s Board consisting of independent directors, none of whom has any interest or other relationship in Riverbank or its affiliates.

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

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On March 3, 2008 the Company signed a non-cancelable operating lease agreement to lease office space in San Francisco, California. The lease expires in March 2011. Future non-cancelable minimum lease payments under this lease are approximately $59,000 for the remainder of 2009, $116,000 in 2010, and $29,000 in 2011, not including annual operating cost escalations. In connection with this lease, the Company delivered an irrevocable stand-by and unconditional letter of credit in the amount of approximately $55,000 as a security deposit, with the landlord as the beneficiary in case of default or failure to comply with the lease requirements. In order to fund the letter of credit, the Company deposited a compensating balance of approximately $55,000 into a certificate of deposit with a financial institution which shall be restricted for the entire period of the three-year lease agreement. Restricted cash is included in other noncurrent assets in the accompanying Condensed Balance Sheets.

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2009, the date on which the financial statements were issued.

On July 7, 2009, as a subsequent event to the quarter ending June 30, 3009, the Company entered into a Securities Purchase Agreement. See Note 3, Note 6 and Note 8.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements

The Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout our Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations and our efforts to develop our lead product candidate, CD-NP. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 12, 2009. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In March 2009, the US Food and Drug Administration, or FDA, placed a clinical hold on the CD-NP program. In a letter sent to us, and in a follow-up teleconference, the FDA requested additional data on our Phase IIa clinical trial, which was finalized in March 2009, and modifications to CD-NP’s current Investigator Brochure or IB. Nile submitted a full response to the FDA in April.

On May 15 2009, the FDA released the CD-NP program from clinical hold. Shortly following the release from clinical hold, we initiated a 30-40 patient single-blind, placebo-controlled Phase II study designed to provide additional information on the safety and tolerability of CD-NP when infused for up to 72 hours in patients with acute heart failure and renal function insufficiency. Additionally, the study contains several exploratory efficacy endpoints to provide insight into the potential for CD-NP to enhance renal function in acute heart failure patients. In July 2009, we dosed the first patient in this Phase II study. We expect to announce interim results of the study later this year, with results from the full study available in 2010.

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

2NTX-99 Program – In January 2009, we discontinued the development of 2NTX-99 and terminated our license to certain patents and other intellectual property relating to that product candidate. We decided to end the 2NTX-99 program in order to focus our resources on the development of our natriuretic peptides.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants. We have issued stock options to employees, directors, consultants and Scientific Advisory Board members under our Amended and Restated 2005 Stock Option Plan.

We account for employee stock-based compensation in accordance with SFAS 123(R) which requires us to expense the fair value of stock options over the vesting period on a straight-line basis. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options. Additional information on the variables and assumptions used in our stock-based compensation are described in Note 10 of the accompanying notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Research and Development Plan

In July 2009, we began enrolling patients in a 30-40 patient open-label Phase II study of CD-NP in patients with ADHF and mild to moderate renal dysfunction. Following the completion of the ongoing Phase II study, we plan to initiate another Phase IIb study of CD-NP in a larger number of patients, which, if successful, would serve as the basis for dose selection for a Phase III program. We would require substantial additional funding to complete the Phase IIb study.

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

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2009 and 2008 were approximately $1.1 million and $2.9 million, respectively. Research and development expenses for the six months ended June 30, 2009 and 2008 were approximately $2.4 million and $4.9 million, respectively. The decrease of approximately $2.4 million in the first six months of 2009 over 2008 is primarily due to an approximately $1 million decrease in clinical expenses in our CD-NP program and to an approximately $1 million reduction in expenses relating to the 2NTX-99 program. The decrease in clinical expenses is primarily the result of having two ongoing clinical trials in the first half of 2008, and being in the start-up process of only one clinical trial in the first half of 2009. The decrease in 2NTX-99 expenses is a result of terminating the program in January 2009.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, rent and other office expense, and general legal activities.

General and administrative expenses for the three months ended June 30, 2009 and 2008 were approximately $1.4 million and $1.0 million, respectively and for the six months ended June 30, 2009 and 2008 were approximately $1.9 million and $2.2 million, respectively. The decrease in $0.3 million in the first six months of the 2009 over 2008 is primarily due to an approximately $0.3 million decrease in stock based compensation expense as a result of corporate lay-offs.

Interest Income. Interest income for the three months ended June 30, 2009 and 2008 was approximately $5,900 and approximately $83,000 respectively and for the six months ended June 30, 2009 and 2008 was approximately $21,000 and $232,000, respectively. In addition to decreased interest earned on cash in bank accounts, cash balances in 2009 have decreased substantially, as we produce no revenue and, as of June 30, 2009, have not raised any additional capital.

Liquidity and Capital Resources

Cash and cash flow

For the six months ended June 30, 2009 and 2008, we had a net loss of approximately $4.3 million and $6.8 million, respectively. From August 1, 2005 (inception) through June 30, 2009, we have incurred an aggregate net loss of approximately $30.3 million, primarily through a combination of research and development activities related to the licensed technologies under our control and expenses supporting those activities. We expect to continue to incur substantial and increasing losses, which will continue to have negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

Our total cash resources as of June 30, 2009 were $1.8 million compared to $5.5 million as of December 31, 2008. As of June 30, 2009, we had approximately $0.4 million in liabilities, and $1.5 million in net working capital. Our forecasted average monthly cash expenditures for the next six months are approximately $0.4 million, which is a decrease from our average monthly expenses from the previous six months.

From inception through June 30, 2009, we have financed our operations through private debt and equity financing. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or though corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or, if it such funds are available to us, that such additional financing will be sufficient to meet our needs.

On July 7, 2009, as a subsequent event to the quarter ending June 30, 3009, we entered into a Securities Purchase Agreement with certain investors pursuant to which we agreed to sell to such investors in a private placement 2,691,394 units of its securities. Each unit included one share of common stock and one five-year warrant to purchase a share of common stock. The private placement was completed on July 15, 2009 and resulted in gross proceeds of $3,368,750 before deducting expenses.

Based on our resources at June 30, 2009, the planned cost savings measures, proceeds realized from our July 2009 private placement of securities, and the current plan of expenditure on continuing development of current products, we believe we have sufficient capital to fund our operations through 2010. However, pending the results of our ongoing Phase II clinical trial of CD-NP, we would need substantial additional capital in order to initiate and fund the next clinical study of CD-NP, which is expected to be a Phase IIb clinical trial. Cost savings implemented in the quarter ended June 30, 2009 included a significant staff reduction and the increased use of part-time consultants. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business.

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

The continuation of the our business beyond 2010 is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, including on acceptable terms, will increase our liabilities and future cash commitments.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2009.

Contractual Obligations

Pursuant to our license agreement with Mayo for CD-NP, in July 2008 we made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial. Subsequent milestones achieved will require us to make additional milestone payments to Mayo.

Effective June 13, 2008, we entered into the CU-NP Mayo License Agreement with Mayo. Under the terms of the agreement, Mayo granted to us a worldwide, exclusive license for the rights to commercially develop CU-NP for all therapeutic indications. We also have the rights to improvements to CU-NP and know-how that arise out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP, until June 12, 2011. In consideration for the CU-NP Mayo License Agreement, we agreed to expend reasonable amounts to conduct a research and commercial development program to commercialize a product developed from the patent, to pursue diligently the worldwide regulatory approval of a product, and to commence marketing within six months following regulatory approval of the product in the United States. In addition, under the terms of the agreement, we made an up-front cash payment to Mayo. Additionally, Mayo will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase II clinical trial of a product. Additional milestone payments will be made upon the occurrence of other events. Pursuant to the agreement, we must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products. In addition to the cash payments described above with respect to the CU-NP Mayo License Agreement, we have also agreed to issue certain amounts and types of equity to Mayo. In June 2008, we issued to Mayo 49,689 shares of common stock having a fair market value as of June 13, 2008 equal to $250,000. The shares issued to Mayo are not subject to anti-dilution protection and, like all of our shares of common stock, will be diluted over time as and to the extent we issue additional shares. Additionally, Dr. Burnett has applied for funding through Mayo’s Discovery-Translation Program. In the event Dr. Burnett is awarded funding through this program, and the funding is used for the development of the licensed product, we have agreed to grant to Mayo an equivalent dollar value in stock warrants to purchase our common stock. The number of warrants will be calculated using the Black-Scholes option-pricing model. The warrants will include a cashless exercise provision with language to be negotiated in good faith between the parties.

In March 2008, we entered into a non-cancelable office lease agreement for office space in San Francisco, California. The lease expires in March 2011. Future minimum lease payments under the lease are approximately $59,000 for the remainder of 2009, $116,000 in 2010, and $29,000 in 2011, not including annual operating cost escalations.

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

On June 24, 2009, we entered into a services agreement with Two River Consulting, LLC, or TRC, to provide us with various clinical development, operational and administrative services for a period of one year. As compensation for such services, we will pay to TRC a monthly cash fee of $65,000 and we issued stock option to purchase up to an aggregate of 750,000 shares of our common stock at a price per share equal to $0.89, the closing sale price of our common stock on June 24, 2009. Shares relating to 25% of this option vested immediately and the remaining shares will vest pursuant to the achievement of certain milestones relating to the development of CD-NP.

Joshua A. Kazam, our President & Chief Executive Officer and David M. Tanen, our Secretary, both of whom are also directors of the Company and TRC. The terms of the services agreement with TRC were reviewed and approved by a special committee of our Board of Directors consisting of Pedro Granadillo, Paul Mieyal and Greg Schafer. None of the members of the special committee has any interest in TRC or the agreement.

In connection with our July 2009 private placement, we engaged Riverbank Capital Securities, Inc. (“Riverbank”), a FINRA member broker dealer, to serve as placement agent. Riverbank was not paid a cash commission for its services in connection with the financing. However, we issued Riverbank (or its designees) warrants to purchase 218,300 shares of our common stock. The warrants issued to Riverbank have an exercise price of $1.375, which is equal to 110% of the closing price of the units sold to investors, and have a cashless (net) exercise provision. We also paid Riverbank an expense allowance of $50,000 to cover expenses incurred during the financing.

Peter M. Kash, our Chairman, Joshua A. Kazam, our President and Chief Executive Officer, and David Tanen, our Secretary, each of whom also serves on our Board of Directors, are each officers of and collectively control Riverbank. In light of the relationship between Messrs. Kash, Kazam and Tanen and the Riverbank, the selection and terms of the engagement were reviewed and approved by a special committee of our Board consisting of Pedro Granadillo, Paul Mieyal and Gregory Schaefer, none of whom has any interest or other relationship in Riverbank or its affiliates.

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

As of June 30, 2009, our portfolio consisted primarily of bank savings accounts and a certificate of deposit associated with our lease obligation, and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at June 30, 2009, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $1.8 million.

Item 4T.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act will not apply to us until the fiscal year ended December 31, 2009. Notwithstanding the fact that these internal control requirements do not apply to us at this time, management has begun reviewing our internal control procedures to facilitate compliance with those requirements when they become applicable.

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

In July 2009, the Company dosed its first patient in a Phase 2 clinical study of its lead product, CD-NP, for the treatment of acute heart failure. The single-blind, placebo-controlled Phase 2 study is designed to provide additional information on the safety and tolerability of CD-NP when infused for up to 72 hours in patients with acute heart failure and mild to moderate renal insufficiency. Additional exploratory endpoints will include assessments of CD-NP’s ability to relieve symptoms of acute heart failure and its effects on biomarkers of heart failure and renal function. The study is expected to enroll approximately 30 to 40 patients in the United States, Germany and Israel and will examine up to 3 doses of CD-NP. The Company expects to announce interim results of the study later this year, with results from the full study available in 2010.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
10.1	Separation Agreement and General Release dated June 10, 2009 between Nile Therapeutics, Inc. and Peter M. Strumph (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2009).

10.2	Services Agreement dated June 24, 2009 between Nile Therapeutics, Inc. and Two River Consulting, LLC.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NILE THERAPEUTICS, INC.

Date: August 13, 2009	By:	/s/ Joshua Kazam
Joshua Kazam
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	By:	/s/ Daron Evans
Daron Evans
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description
10.2	Services Agreement dated June 24, 2009 between Nile Therapeutics, Inc. and Two River Consulting, LLC.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.