Form 10-Q
period 2009-09-30
Nile Therapeutics, Inc.
filed 2009-11-12
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-34058

NILE THERAPEUTICS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	88-0363465
(State of Incorporation)	(I.R.S. Employer Identification No.)

4 West 4th Ave., Suite 400, San Mateo, CA 94402
(Address of principal executive offices)(Zip Code)

(650) 458-2670
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2009, there were 27,061,562 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$4,224,183	$5,500,790
Prepaid expenses and other current assets	331,693	544,834

Total current assets	4,555,876	6,045,624

Property and equipment, net	31,871	73,699
Intangible assets, net	132,542	209,549
Other noncurrent assets	109,066	106,597

Total assets	$4,829,355	$6,435,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$305,620	$738,895
Accrued expenses and other current liabilities	457,628	586,256
Due to related parties	81,661	6,700

Total current liabilities	844,909	1,331,851

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,27,001,871 and 24,149,405 shares issued and outstanding	27,002	24,150
Additional paid-in capital	36,290,428	31,105,874
Deficit accumulated during the development stage	(32,332,984)	(26,026,406)

Total stockholders' equity	3,984,446	5,103,618

Total liabilities and stockholders' equity	$4,829,355	$6,435,469

See accompanying notes to condensed financial statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from
					August 1, 2005 (inception)
	2009	2008	2009	2008	through September 30, 2009

Grant income	$-	$-	-	$-	$482,235

Operating expenses:
Research and development	1,149,232	2,556,900	3,577,264	7,423,738	20,888,784
General and administrative	869,143	818,761	2,729,300	2,977,263	11,308,888

Total operating expenses	2,018,375	3,375,661	6,306,564	10,401,001	32,197,672

Loss from operations	(2,018,375)	(3,375,661)	(6,306,564)	(10,401,001)	(31,715,437)

Other income (expense):
Interest income	15,194	58,451	35,767	290,734	756,155
Interest expense	-	-	-	(137)	(1,273,734)
Other expense	(24,499)	(3,679)	(35,781)	(46,523)	(99,968)

Total other (expense) income	(9,305)	54,772	(14)	244,074	(617,547)

Net loss	$(2,027,680)	$(3,320,889)	(6,306,578)	$(10,156,927)	$(32,332,984)

Basic and diluted loss per share	$(0.08)	$(0.14)	(0.25)	$(0.42)

Weighted-average common shares outstanding	26,491,211	24,149,405	24,930,007	24,118,645

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM AUGUST 1, 2005 (DATE OF INCEPTION) TO SEPTMEBER 30, 2009
(unaudited)

	COMMON STOCK			DEFICIT ACCUMULATED
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Issuance of stock options for services	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,902,298	-	1,902,298

Non-employee stock-based compensaton	-	-	(667)	-	(667)

Net loss				(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss	-	-	-	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	$24,150	$31,105,874	$(26,026,406)	$5,103,618

Employee stock-based compensation	-	-	1,405,782	-	1,405,782

Non-employee stock-based compensation	-	-	350,855	-	350,855

Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,083,284	-	3,085,975

Warrants issued to placement agent in connection with private placement			201,200	-	201,200

Stock option and warrant exercises	161,072	161	143,433	-	143,594

Net loss	-	-	-	(6,306,578)	(6,306,578)

Balance at September 30, 2009	27,001,871	27,002	36,290,428	(32,332,984)	3,984,446

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,		Period from
			August 1, 2005 (inception)
	2009	2008	through September 30, 2009
Cash flows from operating activities
Net loss	$(6,306,578)	$(10,156,927)	$(32,332,984)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	129,749	83,963	270,375
Stock-based compensation	1,756,637	2,447,749	7,886,286
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	23,569	11,654	35,223
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	213,141	(114,944)	(331,693)
Other noncurrent assets	(2,469)	(92,109)	(109,066)
Accounts payable	(433,275)	(100,251)	305,620
Accrued expenses and other current liabilities	(128,628)	(559,905)	457,628
Due to related party	74,961	(311,092)	81,661

Net cash used in operating activities	(4,672,893)	(8,791,862)	(22,614,322)

Cash flows from investing activities
Purchase of property and equipment	(4,422)	(45,314)	(126,663)
Proceeds from sale of assets	2,500	-	2,500
Cash paid for intangible assets	(32,561)	(32,362)	(345,848)
Net cash used in investing activities	(34,483)	(77,676)	(470,011)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	143,594	-	143,594
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement	3,287,175	-	23,159,922

Net cash provided by financing activities	3,430,769	-	27,308,516

Net (decrease) increase in cash and cash equivalents	(1,276,607)	(8,869,538)	4,224,183
Cash and cash equivalents at beginning of period	5,500,790	16,233,464	-

Cash and cash equivalents at end of period	$4,224,183	$7,363,926	$4,224,183

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in sastisfaction of accrued liability	$-	$334,992	$334,992
Warrants issued to placement agent and investors, in connection with private placement	$2,872,200	$-	$2,872,200
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through September 30, 2009, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of ASC 915, “Development Stage Entities.” The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced net losses since its inception and has an accumulated deficit of approximately $30.3 million at September 30, 2009. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended September 30, 2009 are not necessarily indicative of results for the full 2009 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

Effective June 30, 2009, the Company adopted a newly issued accounting standard related to accounting for and disclosure of subsequent events in its financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s consolidated financial statements.

3. LIQUIDITY AND CAPITAL RESOURCES

On July 7, 2009 the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company agreed to sell to such investors in a private placement 2,691,394 units of its securities. Each unit included one share of common stock and one five-year warrant to purchase a share of common stock. See Notes 6(a), 6(b) and 8. The private placement was completed on July 15, 2009 and resulted in gross proceeds to the Company of $3,368,748 before deducting expenses.

Cash resources as of September 30, 2009 were $4.2 million, compared to $5.5 million as of December 31, 2008. Based on its resources at September 30, 2009, planned cost savings measures, and the current plan of expenditure on continuing the development of current products, the Company believes that it has sufficient capital to fund its operations through 2010. However, pending results of the Company’s ongoing Phase II clinical trial of CD-NP, the Company would need substantial additional capital in order to initiate and fund the next clinical study of CD-NP, which is expected to be a Phase IIb clinical trial. Cost savings implemented in the quarter ended June 30, 2009 included a significant staff reduction and the increased use of part-time consultants. Actual cash requirements may vary materially from those now planned because of a number of factors, including, but not limited to, changes in the focus and direction of research and development programs, including competitive and technical advances; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If the Company is unable to raise additional funds when needed, the Company may not be able to market its products as planned or continue development and regulatory approval of its products, the Company could be required to delay, scale back or eliminate some or all research and development programs and may need to wind down the Company’s operations altogether.  Each of these alternatives would likely have a material adverse effect on the Company’s business.

To the extent that the Company raises additional funds by issuing equity or convertible debt securities, its stockholders may experience additional significant dilution and such financing may involve restrictive covenants.  To the extent that the Company raises additional funds by issuing non-convertible debt securities, such financing may involve restrictive covenants or other terms that may not be favorable to the Company or its stockholders. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to the Company’s technologies or its product candidates, or grant licenses on terms that may not be favorable to it.  These things may have a material adverse effect on the Company’s business.

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

4. BASIC AND DILUTED LOSS PER SHARE

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

Potentially dilutive securities include:

	September 30, 2009	September 30, 2008
Warrants to purchase common stock	3,279,984	375,289
Options to purchase common stock	5,264,644	4,376,479
Total potentially dilutive securities	8,544,628	4,751,768

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

Patents

At September 30, 2009, intangible assets consisted of patents and patent applications acquired from third parties for the CD-NP and CU-NP compounds. Amortization expense was $20,619 and $24,496 for the three months ended September 30, 2009 and 2008, respectively, $109,568 and $67,314 for the nine months ended September 30, 2009 and 2008, respectively. There was a onetime charge of $48,500 in the nine months ended September 30, 2009 for the impairment of patents and patent applications associated with 2NTX-99. Amortization expense of $213,307 has been recorded for the period from August 1, 2005 (inception) through September 30, 2009.

License Agreements

CD-NP

On January 20, 2006, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the CD-NP License Agreement, with Mayo Foundation for Medical Education and Research (“Mayo”) for the rights to issued patents, patent applications and know-how relating to the use of CD-NP in all therapeutic uses.  The Company was also entitled to rights to improvements to CD-NP that arise out of the laboratory of Dr. John Burnett, the co-inventor of CD-NP, until January 19, 2009.

Under the terms of the CD-NP License Agreement, the Company paid Mayo an up-front cash payment and reimbursed it for past patent expenses.  The Company issued to Mayo 1,379,419 shares of common stock. Additionally, the Company agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to CD-NP. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of CD-NP as well as for additional compounds or analogues contained in the intellectual property. In July 2008, the Company made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial.  Pursuant to the CD-NP License Agreement, the Company will pay Mayo an annual maintenance fee and a percentage of net sales of licensed products, as well as $50,000 per year for the consulting services of Dr. Burnett while serving as chairman of the Company’s Scientific Advisory Board.

In addition to the potential milestone payments discussed above, the CD-NP License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000.  For the period from August 1, 2005 (inception) through September 30, 2009, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares (representing $182,236) of common stock.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The CD-NP License Agreement, unless earlier terminated, will continue in full force and effect until January 20, 2026.  However, to the extent any patent covered by the license is issued with an expiration date beyond January 20, 2026, the term of the agreement will continue until such expiration date.  Mayo may terminate the agreement earlier (i) for our material breach of the agreement that remains uncured after 90 days’ written notice to us, (ii) our insolvency or bankruptcy, or (iii) if we challenge the validity or enforceability of any of the patents in any manner.  We may terminate the agreement without cause upon 90 days’ written notice.

CU-NP

On June 13, 2008, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the CU-NP License Agreement, with Mayo for the rights to intellectual property and to develop commercially CU-NP for all therapeutic indications. The Company also holds the rights to improvements to CU-NP that arise out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP, until June 12, 2011.

Under the terms of the CU-NP License Agreement, the Company made an up-front cash payment to Mayo and agreed to make future contingent cash payments  up to an aggregate of $24.3 million upon achievement of specific clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase II clinical trial of the licensed product. This aggregate amount of $24.25 million is subject to increase upon the receipt of regulatory approval for each additional indication of CU-NP, as well as for additional compounds or analogues contained in the intellectual property. Pursuant to the agreement, the Company must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products.

In addition to these cash payments payable with respect to the CU-NP License Agreement, the Company also agreed to issue shares of our common stock and warrants to Mayo. In June 2008, the Company issued 49,689 shares of common stock to Mayo having a fair market value as of June 13, 2008 equal to $250,000. This amount has been recorded in research and development expenses in the accompanying Condensed Statements of Operations. Additionally, Dr. Burnett has applied for funding through Mayo’s Discovery-Translation Program. In the event Dr. Burnett is awarded funding through this program, and the funding is used for the development of the licensed product based on the patent applications, the Company agreed to grant to Mayo an equivalent dollar value in warrants to purchase shares of the Company’s common stock. The number of shares purchasable under these warrants will be calculated using the Black-Scholes option-pricing model and the warrants will include a cashless exercise provision with language to be negotiated in good faith between the parties.

The CU-NP License Agreement, unless earlier terminated, will continue in full force and effect until June 13, 2028.  However, to the extent any patent covered by the license is issued with an expiration date beyond June 13, 2028, the term of the agreement will continue until such expiration date. Mayo may terminate the agreement earlier (i) for our material breach of the agreement that remains uncured after 90 days’ written notice to us, (ii) our insolvency or bankruptcy, (iii) if we challenge the validity or enforceability of any of the patents in any manner, or (iv) or upon receipt of notice from the Company that we have terminated all development efforts under the agreement. We may terminate the agreement without cause upon 90 days’ written notice.

2NTX-99

On August 6, 2007, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the 2NTX-99 License Agreement, with Dr. Cesare Casagrande for the rights to the intellectual property and know-how relating to 2NTX-99, and all of its human therapeutic or veterinary uses.  Under the 2NTX-99 License Agreement, the Company made an up-front cash payment to Dr. Casagrande and reimbursed him for past patent expenses.  The Company also issued to Dr. Casagrande 350,107 shares of common stock. In January 2009, the Company determined to discontinue the 2NTX-99 program so that it could focus its resources on the development of its natriuretic peptide franchise, including CD-NP which is in Phase II development for acute heart failure, and CU-NP which is a pre-clinical compound.  Accordingly, the Company terminated the 2NTX-99 License Agreement, returning the rights to the molecule to Dr. Casagrande, effective April 16, 2009. As such, the Company recorded an impairment charge of $48,500 for unamortized patent costs, which is included in research and development expense in the accompanying Condensed Statements of Operations.

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

In September 2007, also pursuant to the terms of the CD-NP License Agreement, the Company issued 63,478 shares of common stock to Mayo. The fair value of the shares, $182,236, was recorded as research and development expense in the accompanying Statements of Operations.

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

In June 2008, pursuant to the CU-NP License Agreement, the Company issued 49,689 shares of common stock to Mayo. The fair value of the shares on June 13, 2008 was $250,000 and was recorded as research and development expense in the accompanying Condensed Statements of Operations.

1,250,000 shares of common stock that were held by the original stockholders of SMI prior to the Merger are reflected in the Company’s common stock outstanding in the accompanying Condensed Balance Sheets.

On July 7, 2009, the Company entered into a Securities Purchase Agreement with certain qualified investors pursuant to which it agreed to sell 2,691,394 units of its securities in a private placement in exchange for an aggregate gross purchase price of $3,368,748. Each unit included one share of common stock and one warrant to purchase a share of common stock. See Note 6(b). Issuance costs related to the financing were $282,773, including the issuance of warrants (“Placement Warrants”) to purchase 218,300 shares of common stock to designees of Riverbank Capital Securities, Inc. (“Riverbank”), a FINRA member broker dealer that acted as placement agent for the Company in connection with the private placement.  See Note 8.  The issuance and sale of the units pursuant to the Securities Purchase Agreement was completed on July 15, 2009.

The Company agreed to file a registration statement with the SEC in order to register the resale of the shares of common stock, including shares of common stock issuable pursuant to the exercise of warrants and Placement Warrants, issued in the private placement.  In the event the Company did not file the registration statement within 60 days following the closing of the financing, the Company agreed to pay liquidated damages to the investors in the amount of 1% of such investor’s aggregate investment amount each month until the registration statement is filed.  The Company filed such registration statement with the SEC on August 13, 2009.

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

In connection with its July 2009 private placement, as discussed in Note 3, the Company issued 2,691,394 shares of common stock and five-year warrants to purchase an additional 2,691,394 shares of common stock. The warrants were issued in three separate tranches, as follows:

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•
Warrants to purchase 672,849 shares, representing 25% of the total warrant shares issued to investors, have an exercise price equal to $1.25, which represents 110% of the $1.14 consolidated closing bid price of the Company’s common stock on July 7, 2009 (the “Closing Bid Price”);

•	Warrants to purchase 672,848 shares, representing 25% of the total warrant shares issued to investors, have an exercise price equal to $1.71, which represents 150% of the Closing Bid Price; and
•	Warrants to purchase 1,345,697 shares, representing 50% of the total warrant shares issued to investors, have an exercise price equal to $2.28, which represents 200% of the Closing Bid Price.

The three tranches of warrants were all valued using the Black-Scholes option-pricing model and the following assumptions: an exercise price of $1.25, $1.71 or $2.28, a 2.50% risk-free interest rate, a 5 year contractual term, a dividend rate of 0%, and 119% expected volatility.  The $1.25, $1.71 and $2.28 tranches were valued at $698,000, $674,000 and $1,299,000, respectively, for a total value of $2,671,000.

The warrants issued to investors in the July 2009 private placement are redeemable by the Company, at a redemption price of $0.001 per warrant share, upon 30 days’ notice, if at any time, the volume weighted average price of the common shares for any 20 consecutive business days is equal to or greater than 200% of the exercise price of each warrant.

As consideration for its services as placement agent in connection with the July 2009 private placement, the Company also issued to designees of Riverbank five-year warrants to purchase 218,300 shares of common stock at a price of $1.375 per share. These warrants have an aggregate fair-value of $201,200.  See Note 8.

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

A summary of the status of the options issued under the Plan at September 30, 2009, and information with respect to the changes in options outstanding is as follows:

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

		Options Outstanding
	Options	Outstanding	Weighted	Aggregate
	Available	Stock	Average	Intrinsic
	for Grant	Options	Exercise Price	Value

Balance at January 1, 2006	5,310,766	206,910	$0.09
Options granted under the plan	(2,802,329)	2,802,329	$2.85
Options forfeited	96,558	(96,558)	$0.84

Balance at December 31, 2007	2,604,995	2,912,681	$2.72
Options granted under the plan	(1,152,588)	1,152,588	$4.09
Options forfeited	87,500	(87,500)	$4.45

Balance at December 31, 2008	1,539,907	3,977,769	$3.08
Options granted under the plan	(2,015,148)	2,015,148	$1.17
Options forfeited	1,165,951	(1,165,951)	$3.46
Options exercised	-	(156,072)	$0.88

Balance at September 30, 2009	690,710	4,670,894	$2.29	$

Exercisable at September 30, 2009		2,597,626	$2.49

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

Excluding Cash Bonus Options, for the nine months ended September 30, 2009, the Company estimated the fair value of each option award granted to employees using the Black-Scholes option-pricing model and the following assumptions for the nine months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Expected volatility	117% to 123%	75% to 89%
Expected term	3 years	5.75 to 6.25 years
Dividend yield	0%	0%
Risk-free interest rates	1.4% to 1.7%	2.0% to 3.4%

  Due to the Company’s short period of publicly traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.

Share-based compensation is recognized only for those awards that are ultimately expected to vest, therefore, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

Employee stock-based compensation costs for the three and nine months ended September 30, 2009 and 2008 and for the cumulative period from August 1, 2005 (inception) through September 30, 2009 are as follows:

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,		Period from
					August 1, 2005 (inception)
	2009	2008	2009	2008	through September 30, 2009

General and administrative	$433,213	$168,861	$1,193,413	$1,456,550	$5,046,463
Research and development	112,158	455,368	94,617	351,824	705,045

Total	$545,371	$624,229	$1,288,030	$1,808,374	$5,751,508

The fair value of shares vested under the Plan for the three and nine months ended September 30, 2009 and 2008 and for the period from August 1, 2005 through September 30, 2009 were $466,301, $2,284,390, $359,412, $1,564,555 and $4,501,262, respectively.

Certain employees have been granted performance-based stock options that are subject to forfeiture based on the failure to achieve specified goals. The Company analyzed two years of annual performance measurements, and, based on that analysis, decided to estimate forfeiture rates on performance-based stock options for future periods. For the cumulative period from August 1, 2005 (inception) through September 30, 2009, employees forfeited 302,214 shares related to performance-based options, which had a fair value of $560,798. During the nine months ended September 30, 2009, employment stock options and performance-based stock options relating to 894,271 shares, which had a fair value of $2,182,485, were forfeited as a result of the corporate lay-offs. Based on the forfeiture rates of the performance-based stock options, the Company estimates that options relating to an additional 73,803 shares of common stock will be forfeited in the future. This estimated compensation cost of these forfeited shares is $161,249.

During the nine months ended September 30, 2009, in accordance with the terms of the separation agreements of certain former employees, the Company agreed to extend to December 31, 2009 the exercise period relating to vested stock options held by those employees. In total, stock options relating to 177,049 shares of common stock with a weighted average exercise price of $2.93 were affected by such extension. No additional stock-option compensation expense was required to be recorded as a result of the extended exercise period based on the Company’s analysis of modifications made to the stock option grants.

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

During the nine months ended September 30, 2009, in accordance with the terms of a separation agreement with a former member of the Company’s Board of Directors, the Company accelerated the vesting of 123,334 shares subject to a stock option, resulting in additional compensation expense of approximately $159,515.

At September 30, 2009, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $1,750,705, which is expected to be recognized over a weighted-average vesting period of 1.3 years. This unrecognized estimated employee compensation cost does not include $161,249 in management estimated forfeitures of performance-based stock options.

Common stock, stock options or other equity instruments issued to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically remeasured as the underlying options vest.  The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On June 24, 2009, in conjunction with a services agreement, the Company issued to named employees of Two River Consulting, LLC (“TRC”) stock options to purchase 187,500 shares of common stock that vested on issuance and have a fair-value of $116,309; and stock options to purchase 562,500 shares that vest based on the achievement of certain milestones and have an estimated fair-value of $363,028. TRC is an entity controlled by two of the Company’s officers and directors.  For the nine months ended September 30, 2009, the Company recorded an expense of $326,563 related to these options and will record additional expense in the future as the remaining options are expected to vest.

Stock-based compensation costs incurred for services by non-employees for the three and nine months ended September 30, 2009 and 2008, and for the cumulative period from August 1, 2005 (inception) through September 30, 2009 totaled $222,483, $350,856, $(2,654), $54,383, and $367,209, respectively. These amounts were included in research and development expense in the accompanying Condensed Statements of Operations.

In addition to the options issued under the Plan, in September 2007 the Company issued fully vested options to purchase 593,750 shares outside of the Plan to a former executive of the Company pursuant to his separation agreement. The options were issued at an exercise price of $2.71 per share.

8. RELATED PARTIES
On occasion, some of the Company’s expenses are paid by Two River Group Holdings, LLC (“Two River”), a company owned by three of the Company’s directors and founders. No interest is charged by Two River on any outstanding balance owed by the Company. For the three months ended September 30, 2009 and 2008 and for the period from August 1, 2005 (inception) through September 30, 2009, reimbursable expenses totaled $7,825, $4,112 and $181,174, respectively. For the nine months ended September 30, 2009 and 2008, reimbursable expenses totaled $26,374 and $14,094, respectively. In addition, during 2007 the Company paid $70,245 to Two River for consulting and due diligence efforts performed by Two River employees related to the licensing of 2NTX-99. As of September 30, 2009 the Company has a payable to Two River of $7,826.

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

On June 24, 2009, the Company entered into a services agreement with TRC to provide various clinical development, operational and administrative services to the Company for a period of one year.  Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, who was appointed to serve as a member of the Company’s Board of Directors on September 24, 2009, are each partners of TRC.  David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors.  None of the members of the special committee has any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company will pay to TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009. The total estimated fair-value of the option shares is $479,338.Twenty-five percent of the shares subject to the stock option vested immediately and the remaining 75% vest pursuant to the achievement of certain milestones relating to the clinical development of CD-NP.  On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three months ended September 30, 2009 and 2008 and for the period from August 1, 2005 (inception) through September 30, 2009, reimbursable expenses totaled $8,685, $0 and $8,685, respectively. For the nine months ended September 30, 2009 and 2008, reimbursable expenses totaled $8,685 and $0, respectively. As of September 30, 2009 the Company has a payable to TRC of $73,685.

As discussed in Notes 6(a) and 6(b), pursuant to a Securities Purchase Agreement dated July 7, 2009 between the Company and certain qualified investors identified therein, the Company sold 2,691,394 units of its securities resulting in gross proceeds of $3,368,748.  The sale of the units was completed on July 15, 2009. The Company engaged Riverbank Capital Securities, Inc. (“Riverbank”) to serve as its placement agent. Riverbank was not paid a cash commission for its services, however, the Company issued Riverbank (or its designees) five-year warrants to purchase 218,300 shares of the Company’s common stock. The warrants are exercisable at a price of $1.375 per share, which is equal to 110% of the per unit purchase price paid by investors, and have a cashless (net) exercise provision.  The Company also paid Riverbank an expense allowance of $50,000 to cover expenses incurred during the financing.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Peter M. Kash, the Chairman of the Company’s Board of Directors, Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and David M.Tanen, a director of the Company until September 24, 2009, are each officers of and collectively control Riverbank. In light of the relationship between Messrs. Kash, Kazam and Tanen and Riverbank, the selection and terms of the engagement were reviewed and approved by a special committee of the Company’s Board consisting of independent directors, none of whom had any interest or other relationship in Riverbank or its affiliates.

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

On March 3, 2008 the Company signed a non-cancelable operating lease agreement to lease office space in San Francisco, California. The lease expires in March 2011. Future non-cancelable minimum lease payments under this lease are approximately $30,000 for the remainder of 2009, $116,000 in 2010, and $29,000 in 2011, not including annual operating cost escalations. In connection with this lease, the Company delivered an irrevocable stand-by and unconditional letter of credit in the amount of approximately $55,000 as a security deposit, with the landlord as the beneficiary in case of default or failure to comply with the lease requirements. In order to fund the letter of credit, the Company deposited a compensating balance of approximately $55,000 into a certificate of deposit with a financial institution which shall be restricted for the entire period of the three-year lease agreement. Restricted cash is included in other noncurrent assets in the accompanying Condensed Balance Sheets.

During August 2009, the Company relocated to a smaller office space in San Mateo, California.  As of September 30, 2009, the Company recorded a loss liability of $130,000, which was equal to the agreed upon lease termination payment that was made in October 2009 pursuant to a lease termination agreement with the landlord.

10. SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Company entered into a lease termination agreement for the office space in San Francisco. The Company paid $130,000 to satisfy the remaining lease liability.  The standby letter of credit that served as a security deposit was cancelled and the corresponding restricted cash, approximately $55,000, held by the Company will no longer be subject to restriction.

The Company has evaluated subsequent events through November 12, 2009, the date on which the financial statements were issued.

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

We have no product sales to date and we will not generate any product revenue until we receive approval from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our lead product candidate, CD-NP. As we proceed with the clinical development of CD-NP and as we further develop CU-NP, our second product candidate, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private sales of our common stock and debt financings.

Our results include non-cash compensation expense as a result of the issuance of stock, stock options, and warrants. We expense the fair value of stock options and warrants over the vesting period. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial and development performance. Stock-based compensation expense is included in the respective categories of expense in the statements of operations. We expect to record additional non-cash compensation expense in the future, which may be significant.

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

In March 2009, the FDA placed a clinical hold on the CD-NP program. The FDA requested additional data on our Phase IIa clinical trial, which was finalized in March 2009, and modifications to CD-NP’s current Investigator Brochure or IB. We submitted a full response to the FDA in April 2009.

On May 15 2009, the FDA released the CD-NP program from clinical hold. Shortly thereafter, we initiated a 30-40 patient single-blind, placebo-controlled Phase II study designed to provide additional information on the safety and tolerability of CD-NP when infused for up to 72 hours in patients with acute heart failure and renal function insufficiency. Additionally, the study contains several exploratory efficacy endpoints to provide insight into the potential for CD-NP to enhance renal function in acute heart failure patients. In July 2009, we dosed the first patient in this Phase II study.  We expect results from the study to be available in the first half of 2010.

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

In 2008, we manufactured a supply of CU-NP. In 2009, we plan to complete additional pharmacological studies to evaluate formulations and dose levels of CU-NP for chronic administration, and, if feasible, to initiate pre-clinical toxicology and manufacturing activities.

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

We expense the fair value of employee stock-based compensation over the vesting period. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options. Additional information on the variables and assumptions used in our stock-based compensation are described in Note 10 of the accompanying notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Research and Development Plan

In July 2009, we began enrolling patients in a 30-40 patient open-label Phase II study of CD-NP in patients with ADHF and mild to moderate renal dysfunction. Following the completion of the ongoing Phase II study, we plan to initiate a Phase IIb study in a large number of patients, which, if successful, would serve as the basis for dose selection for a Phase III program. We would require substantial additional funding to complete the Phase IIb study.

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

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2009 and 2008 were approximately $1.1 million and $2.6 million, respectively. Research and development expenses for the nine months ended September 30, 2009 and 2008 were approximately $3.6 million and $7.4 million, respectively.  The decrease of approximately $3.8 million in the first nine months of 2009 over 2008 is primarily due to an approximately $1 million decrease in clinical expenses in our CD-NP program and to an approximately $1 million reduction in expenses relating to the 2NTX-99 program. The decrease in clinical expenses is primarily the result of having two ongoing clinical trials in the first nine months of 2008, and having only one clinical trial ongoing in the first nine months of 2009. The decrease in 2NTX-99 expenses is a result of terminating the program in January 2009.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, rent and other office expense, and general legal activities.

General and administrative expenses for the three months ended September 30, 2009 and 2008 were approximately $0.9 million and $0.8 million, respectively and for the nine months ended September 30, 2009 and 2008 were approximately $2.7 million and $3.0 million, respectively. The decrease of approximately $0.3 million in the first nine months of the 2009 over 2008 is primarily due to an approximately $0.3 million decrease in stock based compensation expense as a result of a reduction in personnel.

Interest Income. Interest income for the three months ended September 30, 2009 and 2008 were approximately $15,200 and $58,500 respectively and for the nine months ended September 30, 2009 and 2008 were approximately $35,800 and $290,700, respectively.  This significant decrease in interest income over 2008 is due to lower interest rates earned on cash in bank accounts, lower cash balances in interest bearing accounts and due to the fact that average cash balances in 2009 have been substantially less than 2008 levels.

Liquidity and Capital Resources

Cash and cash flow

For the nine months ended September 30, 2009 and 2008, we had a net loss of approximately $6.3 million and $10.2 million, respectively. From August 1, 2005 (inception) through September 30, 2009, we have incurred an aggregate net loss of approximately $32.3 million, primarily through a combination of research and development activities related to the licensed technologies under our control and expenses supporting those activities.  We expect to continue to incur substantial and increasing losses, which will continue to have negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

Our total cash resources as of September 30, 2009 were $4.2 million compared to $5.5 million as of December 31, 2008. As of September 30, 2009, we had approximately $0.8 million in liabilities, and $3.7 million in net working capital.  Our forecasted average monthly cash expenditures for the next six months are approximately $0.4 million, which is a decrease from our average monthly expenses from the previous six months.  After the next six months, if we have completed the current clinical trial, and have not raised additional capital, either through a financing transaction or partnership deal, then we will further reduce our cash burn to maintain sufficient capital to fund operations through 2010.

From inception through September 30, 2009, we have financed our operations through private debt and equity financing.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or though corporate collaboration and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or, if it such funds are available to us, that such additional financing will be sufficient to meet our needs.

On July 7, 2009 we entered into a Securities Purchase Agreement with certain investors pursuant to which we agreed to sell to such investors in a private placement 2,691,394 units of its securities. Each unit included one share of common stock and one five-year warrant to purchase a share of common stock. The private placement was completed on July 15, 2009 and resulted in gross proceeds of $3,368,748 before deducting expenses.  Total costs associated with this financing were approximately $282,700, of which $201,200 was a non-cash cost related to warrants paid to the placement agent, resulting in net cash received of approximately $3,316,000.

Based on our resources at September 30, 2009, proceeds realized from our July 2009 private placement of securities, and the current plan of expenditure on continuing development of current products, we believe we have sufficient capital to fund our operations through 2010. However, pending results of our ongoing Phase II clinical trial of CD-NP, we would need substantial additional capital in order to initiate and fund the next clinical study of CD-NP, which is expected to be a Phase IIb clinical trial. Cost savings implemented in the quarter ended June 30, 2009 included a significant staff reduction and the increased use of part-time consultants. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business.

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

The continuation of our business beyond 2010 is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, including on acceptable terms, will increase our liabilities and future cash commitments.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2009.

Contractual Obligations

Pursuant to our license agreement with Mayo for CD-NP, in July 2008 we made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial. Subsequent milestones achieved will require us to make additional milestone payments to Mayo. We agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to CD-NP. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of CD-NP as well as for additional compounds or analogues contained in the intellectual property.

The CD-NP License Agreement, unless earlier terminated, will continue in full force and effect until January 20, 2026.  However, to the extent any patent covered by the license is issued with an expiration date beyond January 20, 2026, the term of the agreement will continue until such expiration date.  Mayo may terminate the agreement earlier (i) for our material breach of the agreement that remains uncured after 90 days’ written notice to us, (ii) our insolvency or bankruptcy, or (iii) if we challenge the validity or enforceability of any of the patents in any manner.  We may terminate the agreement without cause upon 90 days’ written notice.

On June 13, 2008, we entered into the CU-NP License Agreement with Mayo. Under the terms of the agreement, Mayo granted to us a worldwide, exclusive license for the rights to commercially develop CU-NP for all therapeutic indications. We also have the rights to improvements to CU-NP and know-how that arise out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP, until June 12, 2011.

Under the terms of the CU-NP License Agreement, we made an up-front cash payment to Mayo and agreed to make future contingent cash payments  up to an aggregate of $24.3 million upon achievement of specific clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase II clinical trial of the licensed product. This aggregate amount of $24.25 million is subject to increase upon the receipt of regulatory approval for each additional indication of CU-NP, as well as for additional compounds or analogues contained in the intellectual property. Pursuant to the agreement, we must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products.

In addition to these cash payments payable with respect to the CU-NP License Agreement, we also agreed to issue shares of our common stock and warrants to Mayo. In June 2008, we issued 49,689 shares of common stock to Mayo having a fair market value as of June 13, 2008 equal to $250,000. This amount has been recorded in research and development expenses in the accompanying Condensed Statements of Operations. Additionally, Dr. Burnett has applied for funding through Mayo’s Discovery-Translation Program. In the event Dr. Burnett is awarded funding through this program, and the funding is used for the development of the licensed product based on the patent applications, we agreed to grant to Mayo an equivalent dollar value in warrants to purchase shares of our common stock. The number of shares purchasable under these warrants will be calculated using the Black-Scholes option-pricing model and the warrants will include a cashless exercise provision with language to be negotiated in good faith between the parties.

The CU-NP License Agreement, unless earlier terminated, will continue in full force and effect until June 13, 2028.  However, to the extent any patent covered by the license is issued with an expiration date beyond June 13, 2028, the term of the agreement will continue until such expiration date. Mayo may terminate the agreement earlier (i) for our material breach of the agreement that remains uncured after 90 days’ written notice to us, (ii) our insolvency or bankruptcy, (iii) if we challenge the validity or enforceability of any of the patents in any manner, or (iv) or upon receipt of notice from the Company that we have terminated all development efforts under the agreement. We may terminate the agreement without cause upon 90 days’ written notice.

In March 2008, we entered into a non-cancelable office lease agreement for office space in San Francisco, California. The lease expires in March 2011. Future minimum lease payments under the lease were approximately $29,000 for the remainder of 2009, $116,000 in 2010, and $29,000 in 2011, not including annual operating cost escalations. Subsequent to September 30, 2009, we entered into a lease termination agreement for the office space in San Francisco and paid $130,000 to satisfy the remaining lease liability.  The standby letter of credit that served as a security deposit was cancelled and the corresponding restricted cash, approximately $55,000, held by the Company will no longer be subject to restriction.

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

Joshua A. Kazam, our President and Chief Executive Officer and director and Arie S. Belldegrun, who was appointed to serve as a member of our Board of Directors on September 24, 2009, are each partners of TRC.  David M. Tanen, who served as our Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the services agreement with TRC were reviewed and approved by a special committee of our Board of Directors consisting of Pedro Granadillo, Paul Mieyal and Greg Schafer.  None of the members of the special committee has any interest in TRC or the agreement.

In connection with our July 2009 private placement, we engaged Riverbank Capital Securities, Inc. (“Riverbank”), a FINRA member broker dealer, to serve as placement agent. Riverbank was not paid a cash commission for its services in connection with the financing.  However, we issued to designees of Riverbank warrants to purchase 218,300 shares of our common stock. The warrants issued to Riverbank have an exercise price of $1.375, which is equal to 110% of the closing price of the units sold to investors, and have a cashless (net) exercise provision.  We also paid Riverbank an expense allowance of $50,000 to cover expenses incurred during the financing.

Peter M. Kash, the Chairman our Board of Directors, Joshua A. Kazam, our President and Chief Executive Officer and director, and David M. Tanen, our former Secretary and director, are each officers of and collectively control Riverbank. In light of the relationship between Messrs. Kash, Kazam and Tanen and Riverbank, the selection and terms of the engagement were reviewed and approved by a special committee of our Board consisting of Pedro Granadillo, Paul Mieyal and Gregory Schaefer, none of whom has any interest or other relationship in Riverbank or its affiliates.

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

As of September 30, 2009, our portfolio consisted primarily of bank savings accounts and a certificate of deposit associated with our lease obligation, and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at September 30, 2009, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $1.8 million.

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

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act will not apply to us until the fiscal year ended December 31, 2010. Notwithstanding the fact that these internal control requirements do not apply to us at this time, management has begun reviewing our internal control procedures to facilitate compliance with those requirements when they become applicable.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”) under the caption “Item 1A. Risk Factors.”  If any of the risks described below or our 2008 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below and in our 2008 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Our business is substantially dependent on the results of our ongoing Phase II study of CD-NP and our ability to fund, either alone or with a strategic partner, its further development.

A substantial portion of our current human and financial resources is focused on the development of CD-NP, our lead product candidate and our only product candidate in clinical development.  In July 2009, we dosed the first patient in a 30-40 patient single-blind, placebo-controlled Phase II study designed to provide additional information on the safety and tolerability of CD-NP when infused for up to 72 hours in patients with acute heart failure and renal function insufficiency.  Additionally, the study contains several exploratory efficacy endpoints to provide insight into the potential for CD-NP to enhance renal function in acute heart failure patients. We expect results from this Phase II study to be available in the first half of 2010.  Subject to the results of the Phase II study, we plan to either collaborate with a strategic partner to continue further development of CD-NP or undertake such further development on our own.  If we undertake the further development of CD-NP on our own, we will require substantial additional capital to fund such activities.  If we are unable to identify and secure a partner to continue the further development of CD-NP or obtain the additional funds required to fund such development on our own, our business would be substantially and adversely affected and we would be forced to significantly curtail or even cease our operations.  Further, our business and future prospects will also be substantially and adversely affected if the data from the ongoing Phase II study of CD-NP are insufficient to support any further development of that drug compound, in which case, we may be forced to cease our operations.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

During the three months ended September 30, 2009, the Company issued 5,000 shares of its common stock pursuant to the exercise of an outstanding warrant originally issued in connection with the Company’s July 2009 private placement.  The exercise price paid by the warrant holder was $1.25 per share, resulting in total gross proceeds of $6,250.

The sale of the shares of common stock identified above was made pursuant to a private transaction that did not involve a public offering of securities and, accordingly, we believe (i) that these transactions were exempt from registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder, (ii) the purchaser acquired the shares for investment and not distribution, (iii) the purchaser could bear the risks of the investment, and (iv) the purchaser could hold the securities for an indefinite period of time. The purchaser received written disclosures that the securities had not been registered under the Securities Act and any resale must be made pursuant to an effective registration statement or an available exemption from such registration. The shares of common stock issued upon exercise of the warrant are deemed restricted securities for purposes of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Subsequent to September 30, 2009, the Company entered into a lease termination agreement for the office space in San Francisco. The Company paid $130,000 to satisfy the remaining lease liability.  The standby letter of credit that served as a security deposit was cancelled and the corresponding restricted cash, approximately $55,000, held by the Company will no longer be subject to restriction.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

4.1	Form of Warrant issued to investors in July 2009 private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2009).

4.2	Form of Warrant issued to placement agent in July 2009 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on August 13, 2009).

10.1
Form of Securities Purchase Agreement entered into among Nile Therapeutics, Inc. and various accredited investors on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2009).

10.2
Summary terms of compensation plan for directors of Nile Therapeutics, Inc., as adopted July 21, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2009).

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

NILE THERAPEUTICS, INC.

Date: November 12, 2009	By:	/s/ Joshua Kazam
Joshua Kazam
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	By:	/s/ Daron Evans
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