Form 10-Q
period 2010-03-31
Nile Therapeutics, Inc.
filed 2010-05-14
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 13, 2010, there were 34,560,824 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

Index

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our product candidates;

•	the regulatory approval of our product candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	acceptance of our products by doctors, patients or payors;

•	our ability to market any of our product candidates;

•	our history of operating losses;

•	our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to attract and retain key personnel;

•	availability of reimbursement for our product candidates;

•	the effect of potential strategic transactions on our business;

•	our ability to obtain adequate financing; and

•	the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.

References to the “Company,” “Nile,” the “Registrant,” “we,” “us,” or “our” in this report refer to Nile Therapeutics, Inc., a Delaware corporation, unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,013,394	$3,175,718
Prepaid expenses and other current assets	282,945	257,732

Total current assets	2,296,339	3,433,450

Property and equipment, net	23,486	27,486
Intangible assets, net	-	106,830
Other noncurrent assets	51,938	51,938

Total assets	$2,371,763	$3,619,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$164,545	$150,628
Accrued expenses and other current liabilities	649,205	402,772
Due to related party	75,462	84,154

Total current liabilities	889,212	637,554

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
27,085,824 shares issued and outstanding	27,086	27,086
Additional paid-in capital	37,285,990	36,853,767
Deficit accumulated during the development stage	(35,830,525)	(33,898,703)

Total stockholders' equity	1,482,551	2,982,150

Total liabilities and stockholders' equity	$2,371,763	$3,619,704

See accompanying notes to condensed financial statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Period from August 1, 2005 (inception)
	2010	2009	through March 31, 2010

Grant income	$-	$-	$482,235

Operating expenses:
Research and development	1,313,423	1,324,603	23,091,479
General and administrative	623,202	462,468	12,619,964

Total operating expenses	1,936,625	1,787,071	35,711,443

Loss from operations	(1,936,625)	(1,787,071)	(35,229,208)

Other income (expense):
Interest income	4,846	14,686	772,428
Interest expense	-	-	(1,273,734)
Other expense	(43)	(6,423)	(100,011)

Total other income (expense)	4,803	8,263	(601,317)

Net loss	$(1,931,822)	$(1,778,808)	$(35,830,525)

Basic and diluted loss per share	$(0.07)	$(0.07)

Weighted-average common shares outstanding	27,085,824	24,149,405

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO MARCH 31, 2010
(unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY (DEFICIT)
Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Issuance of stock options for services	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,902,298	-	1,902,298

Non-employee stock-based compensaton	-	-	(667)	-	(667)

Net loss	-	-	-	(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss	-	-	-	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	5,103,618

Employee stock-based compensation	-	-	1,772,597	-	1,772,597

Non-employee stock-based compensation	-	-	473,584	-	473,584

Common shares sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,083,284	-	3,085,975

Warrants issued to placement agent in connection with private placement	-	-	201,200	-	201,200

Stock option and warrant exercises	245,025	245	217,228	-	217,473

Net loss	-	-	-	(7,872,297)	(7,872,297)

Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150

Employee stock-based compensation	-	-	351,478	-	351,478

Non-employee stock-based compensation	-	-	80,745	-	80,745

Stock option and warrant exercises	-	-	-	-	-

Net loss	-	-	-	(1,931,822)	(1,931,822)

Balance at March 31, 2010	27,085,824	$27,086	$37,285,990	$(35,830,525)	$1,482,551

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,		Period from August 1, 2005 (inception)
	2010	2009	through March 31, 2010
Cash flows from operating activities
Net loss	$(1,931,822)	$(1,778,808)	$(35,830,525)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,000	75,969	304,215
Stock-based compensation	432,223	159,594	8,808,053
Write-off of intangible assets	106,830	-	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	-	-	35,223
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	(25,213)	206,260	(282,945)
Other non-current assets	-	(327)	(51,938)
Accounts payable	13,917	(285,804)	164,545
Accrued expenses and other current liabilities	246,433	(264,045)	649,205
Due to related party	(8,692)	(3,588)	75,462

Net cash used in operating activities	(1,162,324)	(1,890,749)	(24,899,247)

Cash flows from investing activities
Purchase of property and equipment	-	-	(126,663)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	(2,739)	(345,591)
Net cash used in investing activities	-	(2,739)	(469,754)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	-	-	217,473
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement	-	-	23,159,922

Net cash provided by financing activities	-	-	27,382,395

Net (decrease) increase in cash and cash equivalents	(1,162,324)	(1,893,488)	2,013,394
Cash and cash equivalents at beginning of period	3,175,718	5,500,790	-

Cash and cash equivalents at end of period	$2,013,394	$3,607,302	$2,013,394

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in sastisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors, in connection with private placement	$-	$-	$2,872,200
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2010, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of ASC 915, “Development Stage Entities.” The Company’s condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced net losses since its inception and has an accumulated deficit of approximately $35.8 million at March 31, 2010. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full 2010 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of March 31, 2010 were approximately $2.0 million, compared to $3.2 million as of December 31, 2009. Based on its resources at March 31, 2010, together with the net proceeds from the Company’s April 2010 underwritten public offering (see note 6), and the current plan of expenditure for continued development of the Company’s current product candidates, including the potential dosing of additional cohorts in the ongoing Phase II study of CD-NP, the Company believes that it has sufficient capital to fund its operations through to the second half of 2011. However, the Company will need to raise additional capital to complete the next clinical study of CD-NP, which is expected to be a Phase IIb trial. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The success of the Company depends on its ability to discover and develop new products to the point of FDA approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional equity capital or license one or more of its products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire additional product licenses and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations for the next 12 to 24 months, management can provide no assurances that the Company will be able to raise sufficient funds. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, to the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders may experience additional significant dilution.  In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates, or grant licenses on terms that may not be favorable to the Company.  These things may have a material adverse effect on the Company’s business.

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

For all periods presented, all potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

Potentially dilutive securities include:

	March 31, 2010	March 31, 2009
Warrants to purchase common stock	3,279,984	375,249
Options to purchase common stock	4,901,499	4,626,953
Total potentially dilutive securities	8,181,483	5,002,202

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

Patents

As of January 1, 2010, the Company revised its estimate for the useful lives of its patent and patent applications to zero. As a result of this change in estimates, the Company recorded an impairment of approximately $106,830 to research and development expense, which was the net book value of its intangible assets as of December 31, 2009. Management believes this revised estimate better reflects the tremendous uncertainty surrounding drug product development. Management does not believe that the change in this estimate will have a material impact on its financial statements.

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

Under the terms of the CD-NP License Agreement, the Company agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to CD-NP. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of CD-NP as well as for additional compounds or analogues contained in the intellectual property.

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
March 31, 2010
(unaudited)

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

Payments payable with pursuant to the CU-NP License Agreement, are recorded as research and development expenses in the accompanying Condensed Statements of Operations. Additionally, Dr. Burnett has applied for funding through Mayo’s Discovery-Translation Program. In the event Dr. Burnett is awarded funding through this program, and the funding is used for the development of the licensed product based on the patent applications, the Company agreed to grant to Mayo an equivalent dollar value in warrants to purchase shares of the Company’s common stock. The number of shares purchasable under these warrants will be calculated using the Black-Scholes option-pricing model and the warrants will include a cashless exercise provision with language to be negotiated in good faith between the parties.

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

6. STOCKHOLDERS’ EQUITY

(a) Common Stock

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

The Company agreed to file a registration statement with the SEC within 60 days in order to register the resale of the shares of common stock, including shares of common stock issuable pursuant to the exercise of warrants and Placement Warrants, issued in the private placement. The Company filed such registration statement with the SEC on August 13, 2009.

As a subsequent event on April 21, 2010, the Company entered into an underwriting agreement to sell 6,500,000 units of its securities at a public offering price of $0.70 per unit (less an underwriting discount). On May 6, 2010 the underwriters exercised an option to purchase an additional 975,000 units to cover over-allotments, which purchase was completed on May 10, 2010. Each unit consisted of one share of the Company’s common stock and 0.30 warrants to purchase common stock, each whole warrant representing the right to purchase one share of common stock at an exercise price of $0.94 per share (the “Unit Warrants”). In total, the Company sold 7,475,000 units under the terms of the underwriting agreement, consisting of an aggregate of 7,475,000 shares of common stock and 2,242,500 Unit Warrants. The net proceeds to the Company were $4.6 million. See note 9 for additional information.

(b) Warrants

In connection with its July 2009 private placement, as discussed above, the Company issued 2,691,394 shares of common stock and five-year warrants to purchase an additional 2,691,394 shares of common stock. The warrants were issued in three separate tranches, as follows:

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

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

As consideration for its services as placement agent in connection with the July 2009 private placement, the Company also issued to designees of Riverbank five-year warrants to purchase 218,300 shares of common stock at a price of $1.375 per share, which is equal to 110% of the per unit purchase price paid by investors, and have a cashless (net) exercise provision. See Note 8.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2010.

Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
9/11/2007	168,377	2.71		9/11/2012	-	168,377
3/26/2008	206,912	2.71		9/11/2012	-	206,912
7/15/2009	672,849	1.25		7/14/2014	5,000	667,849
7/15/2009	672,849	1.71		7/14/2014	-	672,849
7/15/2009	1,345,697	2.28		7/14/2014	-	1,345,697
7/15/2009	218,300	1.38		7/14/2014	-	218,300
	3,284,984		$1.94		5,000	3,279,984

In connection with the public offering discussed above, the Company issued a total of 2,242,500 Unit Warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.94 per share.  In addition, the Company issued the underwriters a five-year warrant to purchase 390,000 shares of the Company’s common stock at an exercise price of $0.94 per share. The fair value of this warrant is $271,900, and is allocated for as an expense of the offering resulting in a charge to stockholder’s equity. See note 9 for additional information.

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

The Plan is administered by the Board of Directors, or a committee appointed by the Board, which determines the recipients and types of awards to be granted, as well as the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Plan cannot exceed ten years. Currently, stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, and generally vest over a period of one to four years.

A summary of the status of the options issued under the Plan at March 31, 2010, and information with respect to the changes in options outstanding is as follows:

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2010	836,249	4 ,441,402	$2 .22
Options granted under the Plan	-	-	$-
Options exercised		-	$-
Options forfeited	133,653	(133,653)	$1.87

Balance at March 31, 2010	969,902	4 ,307,749	$2 .10	$-

Exercisable at March 31, 2010		3,172,189	$2.27	$-

The following table summarizes information about stock options outstanding at March 31, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Total Shares	Weighted- Average Exercise Price
$0.09 to $0.93	1,184,313	8.73	$0.80	971,813	$0.78
$1.14 to $2.71	2,487,087	8.10	$2.33	1,819,587	$2.59
$4.45 to $5.75	636,349	7.87	$4.54	380,789	$4.56
Total	4,307,749	8.24	$2.23	3,172,189	$2.27

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

Employee stock-based compensation costs for the three months ended March 31, 2010 and 2009 and for the cumulative period from August 1, 2005 (inception) through March 31, 2010 are as follows:

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
	Three months ended March 31,		Period from August 1, 2005 (inception)
	2010	2009	through March 31, 2010

General and administrative	$263,530	$(47,288)	$5,624,518
Research and development	87,948	95,209	845,283

Total	$351,478	$47,921	$6,469,801

The fair value of shares vested under the Plan for the three months ended March 31, 2010 and 2009 and for the period from August 1, 2005 (inception) through March 31, 2010 were $475,818, $588,243, and $4,587,212 respectively.

Certain employees have been granted performance-based stock options that are subject to forfeiture based on the failure to achieve specified goals. The Company analyzed two years of annual performance measurements, and, based on that analysis, subsequent to March 31, 2009  decided to estimate forfeiture rates on performance-based stock options for future periods. For the cumulative period from August 1, 2005 (inception) through March 31, 2010, employees forfeited 379,617 shares related to performance-based options, which had a fair value of $643,094. Based on these forfeiture rates, the Company estimates that an additional 13,682 options will be forfeited in the future. This estimated compensation cost of these forfeited shares is $46,120.

At March 31, 2010, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $1,007,507, which is expected to be recognized over a weighted-average vesting period of 1.2 years. This unrecognized estimated employee compensation cost does not include $46,120 in management estimated forfeitures of performance-based stock options.

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

On June 24, 2009, in conjunction with a services agreement, the Company issued to named employees of Two River Consulting, LLC (“TRC”) stock options to purchase 187,500 shares of common stock that vested on issuance and have a fair value of $116,309; and stock options to purchase 562,500 shares that vest based on the achievement of certain milestones and have an estimated fair value of $363,028. TRC is an entity controlled by two of the Company’s officers and directors.  For the three months ended March 31, 2010, the Company recorded an expense of $81,546 related to these options and will record additional expense in the future as the remaining options are expected to vest.

Stock-based compensation costs incurred for services by non-employees for the three months ended March 31, 2010 and 2009, and for the cumulative period from August 1, 2005 (inception) through March 31, 2010 totaled $80,745, ($5,899), and $570,705, respectively. These amounts were included in research and development and general and administrative expenses in the accompanying Condensed Statements of Operations.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
8. RELATED PARTIES

On June 24, 2009, the Company entered into a services agreement with TRC to provide various clinical development, operational and administrative services to the Company for a period of one year.  Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, who was appointed to serve as a member of the Company’s Board of Directors on September 24, 2009, are each partners of TRC.  David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors.  None of the members of the special committee has any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company agreed to pay to TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009. The total estimated fair value of the stock options is $479,338. Twenty-five percent of the shares subject to the stock option vested immediately and the remaining 75% vest pursuant to the achievement of certain milestones relating to the clinical development of CD-NP.  On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three months ended March 31, 2010 and 2009 and for the period from August 1, 2005 (inception) through March 31, 2010, total cash services and reimbursed expenses totaled $205,461, $0 and $688,301, respectively. As of March 31, 2010 the Company has a payable to TRC of $75,462.

As discussed in Notes 6(a) and 6(b), pursuant to a Securities Purchase Agreement dated July 7, 2009 between the Company and certain qualified investors identified therein, the Company engaged Riverbank to serve as its placement agent. Riverbank was not paid a cash commission for its services, however, the Company issued to designees of Riverbank  five-year warrants to purchase 218,300 shares of the Company’s common stock with an aggregate fair value of $201,200 and an expense allowance of $50,000 to cover expenses incurred during the financing. These costs were incurred in connection with the private placement of units resulting in a charge to stockholder’s equity.

Peter M. Kash, the Chairman of the Company’s Board of Directors, Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and David M. Tanen, a director of the Company until September 24, 2009, are each officers of and collectively control Riverbank. In light of the relationship between Messrs. Kash, Kazam and Tanen and Riverbank, the selection and terms of the engagement were reviewed and approved by a special committee of the Company’s Board consisting of independent directors, none of whom had any interest or other relationship in Riverbank or its affiliates.

9. SUBSEQUENT EVENTS

On April 21, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Representative”), as representative of the several underwriters named in the Underwriting Agreement (collectively, the “Underwriters”), providing for the offer and sale in a firm commitment underwritten public offering (the “Offering”) of 6,500,000 units of its securities at a public offering price of $0.70 per unit (less an underwriting discount of $0.063 per unit). Pursuant to the Underwriting Agreement, the Company granted the Underwriters an option for a period of 45 days to purchase up to an additional 975,000 units to cover over-allotments, if any. Each unit consisted of one share of the Company’s common stock and 0.30 warrants to purchase common stock. Each Unit Warrant has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.94 per share. The units separated immediately and the common stock and Unit Warrants will be issued separately. American Stock Transfer & Trust Company, LLC (“AST”) will act as warrant agent for the Unit Warrants. Among other terms and conditions of the Unit Warrants, the agreement provides that, in the event the closing sale price of the Company’s common stock is at least $3.00 per share for any 20 trading days within a period of 30 consecutive trading days, the Company may call the Unit Warrants for redemption, at a redemption price of $0.01 per Unit Warrant, by providing at least 30 days notice to each Unit Warrant holder. The Unit Warrants were approved for trading on the Nasdaq Capital Market under the symbol “NLTXW” and began trading on April 22, 2010. The Offering closed on April 27, 2010.

In addition, the Company issued the Underwriters a Representative Warrant, which is a five-year warrant to purchase 390,000 shares of the Company’s common stock at an exercise price of $0.94 per share.

On May 6, 2010, the Underwriters exercised their option to purchase the maximum amount of 975,000 over-allotment units.  The sale of the over-allotment units closed on May 10, 2010.

The net proceeds to the Company from the sale of all units, after deducting underwriting discounts and commissions, was approximately $4.6 million. In connection with the Offering, certain of the Company’s officers, directors and significant stockholders entered into 90-day “lock-up” agreements pursuant to which such persons agreed not to sell or transfer shares of the Company’s common stock owned by them, subject to customary exceptions.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-165167) previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) on March 12, 2010, and a final prospectus supplement filed with the SEC on April 22, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage biopharmaceutical company in the business of commercially developing innovative products for the treatment of cardiovascular diseases. We currently have rights to develop and commercialize two product candidates, described as follows:

•
CD-NP – Our lead compound is CD-NP, a chimeric natriuretic peptide currently in Phase II clinical studies for the treatment of heart failure. We believe CD-NP may be useful in several cardiovascular and renal indications. We are currently developing CD-NP for an initial indication of acute decompensated heart failure, or ADHF.  In July 2009, we began enrolling patients in an open-label Phase II study of CD-NP in patients with ADHF and mild to moderate renal dysfunction. In May 2010, we reached our maximum tolerated dose in this population. We have identified two doses that appear to have an attractive safety and activity profile. We plan to enroll one additional cohort at each of the two doses to expand the number of patients exposed at these doses, and confirm safety prior to proceeding to our next Phase II study. To date, we have dosed 60 of approximately 75 patients anticipated in the study; full data is expected in late 2010. Following the completion of the ongoing Phase II study, and subject to its results, we plan to initiate a Phase IIb study in a large number of patients, which, if successful, would serve as the basis for dose selection for a Phase III program. We would require substantial additional funding to complete the Phase IIb study.

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

We have no product sales to date and we will not generate any product revenue until we receive approval from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our lead product candidate, CD-NP. As we proceed with the clinical development of CD-NP and as we further develop CU-NP, our second product candidate, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private and public sales of our common stock, and debt financings.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2010 and 2009 were approximately $0.6 million and $0.5 million, respectively. The increase of approximately $0.1 million over 2009 is primarily due to reduced forfeiture of management’s performance-related options, offset by decreases in salaries due to a decrease in employees.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2010 and 2009 were approximately $1.3 million and $1.3 million, respectively.  We incurred increased expenses in the quarter ended March 31, 2010 of approximately $0.1 million relating to our CD-NP program as a result of our ongoing Phase II clinical trial.  However, this increase was effectively offset by reduced expenses resulting from the discontinued 2NTX-99 program and dose finding studies in non-acute heart failure patients for CD-NP.

CD-NP.  Although the development of CD-NP is still in its early stages, we believe that it has potential applications to treat heart failure. We expect to spend an additional $1.7 to $2.0 million in external development costs in 2010 in order to complete the ongoing Phase II clinical trial and analyze its data.  We have completed four cohorts to date in the on-going clinical trial, and expect enroll a total of six cohorts in the trial. Our strategy for further development of CD-NP in 2010 will depend to a large degree on the outcome of this ongoing clinical trial.  If the data from the ongoing Phase II trial is positive, we may then initiate a larger Phase IIb clinical trial in 2011, which will require significant additional capital to fund.

CU-NP.  Since acquiring our rights to CU-NP in June 2008, we have incurred total research and development expenses of approximately $0.6 million through March  31, 2010.  CU-NP has only undergone preclinical studies and has yet to be studied in humans.  Based on our current development plans for CU-NP, we anticipate that we will expend a minimal amount on external development costs until we have obtained significant additional capital.

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

Interest Income. Interest income for the three months ended March 31, 2010 and 2009 were approximately $4,846 and $14,686, respectively.  This decrease in interest income over 2009 is due to lower interest rates earned on cash in bank accounts, and lower average cash balances in 2010 than 2009 levels.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2010 and December 31, 2009 and our net decrease in cash and cash equivalents for the three months ended March 31, 2010 and 2009 (the amounts stated are expressed in thousands):

Liquidity and capital resources	March 31, 2010	December 31,2009
Cash and cash equivalents	$2,013	$3,176
Working Capital	1,407	2,796
Stockholders' equity	1,483	2,982

	Three Months Ended 31,
Cash flow data	2010	2009
Cash used in:
Operating activities	$(1,162)	$(1,891)
Investing activities	-	(2)
Financing activities	-	-
Net decrease in cash and cash equivalents	$(1,162)	$(1,893)

Our total cash resources as of March 31, 2010 were $2.0 million compared to $3.2 million as of December 31, 2009. As of March 31, 2010, we had approximately $0.9 million in liabilities, and $1.4 million in net working capital.  We incurred a net loss of $1.9 million and had negative cash flow from operating activities of $1.2 million for the three months ended March 31, 2010.  Since August 1, 2005 (inception) through March 31, 2010, we have incurred an aggregate net loss of approximately $35.8 million, while negative cash flow from operating activities has amounted to $24.9 million.  As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through March 31, 2010, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at March 31, 2010, together with the net proceeds from our April 2010 public offering, and our current plan of expenditure on continuing development of current product candidates which includes the potential dosing of additional cohorts in the ongoing Phase II study, we believe that we have sufficient capital to fund our operations through to the second half of 2011. Pending results of our ongoing Phase II clinical trial of CD-NP, however, we would need substantial additional capital in order to initiate and fund the next clinical study of CD-NP, which is expected to be a Phase IIb clinical trial. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business.

  Our forecasted average monthly cash expenditures for the next six months are approximately $0.4 million, which is consistent with our average monthly expenses from the previous six months.  Because our plan includes the potential for dosing additional cohorts in the ongoing current Phase II study, we raised additional capital to complete the study activities, and fund operations into 2011. Following the completion of our ongoing Phase II study, we will need substantial additional capital, whether from a financing or a strategic partnership, in order to initiate and complete the next clinical study of CD-NP.

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

Financing Activities

April 2010 Financing. On April 21, 2010, we sold in an underwritten public offering a total of 6,500,000 units of our securities at a public offering price of $0.70 per unit. Each unit contained one share of common stock and 0.30 warrants to purchase common stock, each whole warrant representing the right to purchase one share of common stock at an exercise price of $0.94 per share.  The warrants are redeemable by us upon 30 days notice if the price of our common stock is at least $3.00 per share for any 20 trading days within a period of 30 consecutive trading days. The units separated immediately and the common stock and warrants were issued separately. The warrants are approved for trading on the Nasdaq Capital Market under the symbol “NLTXW” and began trading on April 22, 2010. The sale of these 6,500,000 units closed on April 27, 2010.

Pursuant to the terms of the underwriting agreement, we granted the underwriters an option for a period of 45 days to purchase up to an additional 975,000 units to cover over-allotments, if any. We also issued the underwrites a five-year warrant to purchase 390,000 shares of our common stock at an exercise price of $0.94 per share.

On May 6, 2010, the underwriters exercised their option to purchase the maximum amount of 975,000 over-allotment units.  The sale of the over-allotment units closed on May 10, 2010.

The net proceeds to us from the sale of the units, after deducting underwriting discounts and commissions, was approximately $4.6 million when including the proceeds from the sale of the 975,00 over-allotment units.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2010.

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

As of March 31, 2010, our portfolio consisted primarily of bank savings accounts and a certificate of deposit associated with our lease obligation, and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at March 31, 2010, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $2.0 million.

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

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

On May 10, 2010, the Company issued a press release announcing that the underwriters in its previously announced public offering had exercised their over-allotment option to purchase an additional 975,000 units of the Company's securities.  A copy of such press release is attached hereto as Exhibit 99.1 and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated May 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NILE THERAPEUTICS, INC.

Date: May 14, 2010	By:	/s/ Joshua Kazam
Joshua Kazam
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Daron Evans
Daron Evans
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated May 10, 2010.