Form 10-Q
period 2010-06-30
Nile Therapeutics, Inc.
filed 2010-08-16
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

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

As of August 13, 2010, there were 34,560,824 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$5,563,418	$3,175,718
Prepaid expenses and other current assets	237,187	257,732

Total current assets	5,800,605	3,433,450

Property and equipment, net	19,855	27,486
Intangible assets, net	-	106,830
Other noncurrent assets	51,938	51,938

Total assets	$5,872,398	$3,619,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$154,028	$150,628
Accrued expenses and other current liabilities	916,808	402,772
Due to related party	78,902	84,154

Total current liabilities	1,149,738	637,554

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,560,824 and 27,085,824 shares issued and outstanding	34,561	27,086
Additional paid-in capital	42,013,143	36,853,767
Deficit accumulated during the development stage	(37,325,044)	(33,898,703)

Total stockholders' equity	4,722,660	2,982,150

Total liabilities and stockholders' equity	$5,872,398	$3,619,704

See accompanying notes to condensed financial statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from August 1, 2005 (inception) through June 30,
	2010	2009	2010	2009	2010

Grant income	$-	$-	$-	$-	$482,235

Operating expenses:
Research and development	1,055,759	1,103,428	2,369,181	2,428,032	24,147,236
General and administrative	445,448	1,397,689	1,068,650	1,860,157	13,065,412

Total operating expenses	1,501,207	2,501,117	3,437,831	4,288,189	37,212,648

Loss from operations	(1,501,207)	(2,501,117)	(3,437,831)	(4,288,189)	(36,730,413)

Other income (expense):
Interest income	6,726	5,886	11,572	20,573	779,154
Interest expense	-	-	-	-	(1,273,734)
Other expense	(40)	(4,859)	(82)	(11,282)	(100,051)

Total other income (expense)	6,686	1,027	11,490	9,291	(594,631)

Net loss	$(1,494,521)	$(2,500,090)	$(3,426,341)	$(4,278,898)	$(37,325,044)

Basic and diluted loss per share	$(0.05)	$(0.10)	$(0.12)	$(0.18)

Weighted-average common shares outstanding	32,285,824	24,149,405	29,700,189	24,149,405

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM AUGUST 1, 2005 (DATE OF INCEPTION) TO JUNE 30, 2010
(unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	TOTAL STOCKHOLDERS ' EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)
Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000
Founders shares returned to treasury	(1,379,419)	-	-	-	-
Net loss	-	-	-	(10,043)	(10,043)
Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)
Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500
Employee stock-based compensation	-	-	10,000	-	10,000
Net loss	-	-	-	(2,581,972)	(2,581,972)
Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)
Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236
Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000
Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747
Warrants issued in connection with note conversion	-	-	288,000	-	288,000
Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165
Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463
Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218
Employee stock-based compensation	-	-	1,899,123	-	1,899,123
Non-employee stock-based compensaton	-	-	2,508	-	2,508
Net loss				(10,302,795)	(10,302,795)
Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932
Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992
Employee stock-based compensation	-	-	2,436,603	-	2,436,603
Non-employee stock-based compensation	-	-	13,687	-	13,687
Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000
Net loss				(13,131,596)	(13,131,596)
Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	5,103,618
Employee stock-based compensation	-	-	1,772,597	-	1,772,597
Non-employee stock-based compensation	-	-	473,584	-	473,584
Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,284,484	-	3,287,175
Stock option and warrant exercises	245,025	245	217,228	-	217,473
Net loss				(7,872,297)	(7,872,297)
Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150
Employee stock-based compensation			633,884	-	633,884
Non-employee stock-based compensation	-	-	16,268	-	16,268
Units sold in public offering, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699
Net loss				(3,426,341)	(3,426,341)
Balance at June 30, 2010	34,560,824	$34,561	$42,013,143	$(37,325,044)	$4,722,660

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,		Period from August 1, 2005 (inception) through June 30,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(3,426,341)	$(4,278,898)	$(37,325,044)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,631	102,838	307,846
Stock-based compensation	650,152	988,784	9,025,982
Write-off of intangible assets	106,830	-	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	-	-	35,223
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	20,545	359,466	(237,187)
Other non-current assets	-	(469)	(51,938)
Accounts payable	3,400	(538,608)	154,028
Accrued expenses and other current liabilities	514,036	(426,590)	916,808
Due to related party	(5,252)	73,737	78,902

Net cash used in operating activities	(2,128,999)	(3,719,740)	(25,865,922)

Cash flows from investing activities
Purchase of property and equipment	-	-	(126,663)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	(10,824)	(345,591)
Net cash used in investing activities	-	(10,824)	(469,754)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	-	-	217,473
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement	4,516,699	-	27,676,621

Net cash provided by financing activities	4,516,699	-	31,899,094

Net increase/(decrease) in cash and cash equivalents	2,387,700	(3,730,564)	5,563,418
Cash and cash equivalents at beginning of period	3,175,718	5,500,790	-
Cash and cash equivalents at end of period	$5,563,418	$1,770,226	$5,563,418

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in sastisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors, in connection with public offering	$1,765,300	$-	$1,765,300
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

 See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2010, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of ASC 915, “Development Stage Entities.” The Company’s condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced net losses since its inception and has an accumulated deficit of approximately $37.3 million at June 30, 2010. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full 2010 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

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

Certain reclassifications have been made to the prior year presentation to conform to that of the current period.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of June 30, 2010 were approximately $5.6 million, compared to $3.2 million as of December 31, 2009. Based on its resources at June 30, 2010, and the current plan of expenditure for continued development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the second half of 2011. However, the Company will need to raise additional capital to complete the next clinical study of CD-NP, which is expected to be a Phase IIb trial. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The success of the Company depends on its ability to discover and develop new products to the point of FDA approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional equity capital or license one or more of its products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire additional product licenses and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations for the next 12 to 24 months, management can provide no assurances that the Company will be able to raise sufficient funds. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Potentially dilutive securities include:

	June 30, 2010	June 30, 2009
Warrants to purchase common stock	5,912,484	375,249
Options to purchase common stock	4,901,499	4,582,682
Total potentially dilutive securities	10,813,983	4,957,931

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

Patents

During the first quarter of 2010, the Company revised its estimate for the useful lives of its patent and patent applications to zero. As a result of this change in estimates, the Company recorded an impairment of $106,830 to research and development expense, which was the net book value of its intangible assets as of December 31, 2009.  Management believes this revised estimate better reflects the uncertainty surrounding drug product development.  Management does not believe that the change in this estimate will have a material impact on its financial statements.

License Agreements

CD-NP

On January 20, 2006, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the CD-NP License Agreement, with Mayo Foundation for Medical Education and Research (“Mayo”) for the rights to issued patents, patent applications and know-how relating to the use of CD-NP in all therapeutic indications.  The Company was also entitled to rights to improvements to CD-NP that arose out of the laboratory of Dr. John Burnett, the co-inventor of CD-NP, until January 19, 2009.

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
June 30, 2010
(unaudited)

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

6. STOCKHOLDERS’ EQUITY

(a) Common Stock

On April 21, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”), providing for the offer and sale in a firm commitment underwritten public offering (the “Offering”) of 6,500,000 units of its securities at a public offering price of $0.70 per unit (less an underwriting discount of $0.063 per unit). The Offering closed on April 27, 2010.  Pursuant to the Underwriting Agreement, the Company granted the underwriters an option for a period of 45 days to purchase up to an additional 975,000 units to cover over-allotments. On May 6, 2010, the Underwriters exercised their option to purchase the maximum amount of 975,000 over-allotment units.  The sale of the over-allotment units closed on May 10, 2010. Each unit sold in the Offering consisted of one share of the Company’s common stock and 0.30 warrants to purchase common stock, (the “Unit Warrants”). Each whole Unit Warrant has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.94 per share. The units separated immediately and the common stock and Unit Warrants were issued separately. Among other terms and conditions of the Unit Warrants, the agreement provides that, in the event the closing sale price of the Company’s common stock is at least $3.00 per share for any 20 trading days within a period of 30 consecutive trading days, the Company may call the Unit Warrants for redemption, at a redemption price of $0.01 per Unit Warrant, by providing at least 30 days notice to each Unit Warrant holder. The Unit Warrants were approved for trading on the Nasdaq Capital Market under the symbol “NLTXW” and began trading on April 22, 2010.

In total, the Company sold 7,475,000 units under the terms of the Underwriting Agreement, consisting of an aggregate of 7,475,000 shares of common stock and 2,242,500 Unit Warrants. In addition, the Company issued the underwriters a Representative Warrant, which is a five-year warrant to purchase 390,000 shares of the Company’s common stock at an exercise price of $0.94 per share, which had a fair value of $271,900 and was accounted for as a cost of the offering and charged to stock holder’s equity.

The net proceeds to the Company from the sale of all units, after deducting underwriting discounts, commissions and professional fees of $715,801, was $4,516,699.

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
June 30, 2010
(unaudited)

The Company agreed to file a registration statement with the SEC within 60 days in order to register the resale of the shares of common stock, including shares of common stock issuable pursuant to the exercise of warrants and Placement Warrants, issued in the private placement. The Company filed such registration statement with the SEC on August 13, 2009.

(b) Warrants

In connection with the April 2010 Offering discussed above, the Company issued a total of 2,242,500 Unit Warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.94 per share.  In addition, the Company issued the underwriters a five-year warrant to purchase 390,000 shares of the Company’s common stock at an exercise price of $0.94 per share.

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

As consideration for its services as placement agent in connection with the July 2009 private placement, the Company also issued to designees of Riverbank five-year warrants to purchase 218,300 shares of common stock at a price of $1.375 per share, which is equal to 110% of the per unit purchase price paid by investors, and which warrants have a cashless (net) exercise provision. See Note 8.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2010.

Grant Date	Warrants Issued	Exercise Price Range	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
9/11/2007	168,377	2.71	2.71	9/11/2012	-	168,377
3/26/2008	206,912	2.71	2.71	9/11/2012	-	206,912
7/15/2009	2,909,695	1.25-2.28	1.84	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	0.94	0.94	4/20/2015	-	2,632,500
	5,917,484		$ 1.50		5,000	5,912,484

7. STOCK OPTION PLAN

The Company’s Amended and Restated 2005 Stock Option Plan (the “Plan”) was initially adopted by the Board of Directors on August 10, 2005. The Plan authorized a total of 2,000,000 shares of common stock for issuance. On September 17, 2007, pursuant to the Merger, the Plan was amended and each share of common stock then subject to the Plan was substituted with 2.758838 shares of common stock, resulting in an aggregate of 5,517,676 shares available under the Plan. On July 26, 2010, the Company’s stockholders approved an amendment to the Plan increasing the total number of shares authorized for issuance thereunder to 9,500,000.  Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

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

A summary of the status of the options issued under the Plan at June 30, 2010, and information with respect to the changes in options outstanding is as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at January 1, 2010	836,249	4,441,402	$2.22
Options granted under the Plan	-	-	$-
Options exercised	-	-	$-
Options forfeited	133,653	(133,653)	$1.87
Balance at June 30, 2010	969,902	4,307,749	$2.23	$-

Exercisable at June 30, 2010		3,187,189	$2.28	$-

The following table summarizes information about stock options outstanding at June 30, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Total Shares	Weighted- Average Exercise Price
$0.09 to $0.93	1,184,313	8.48	$0.80	971,813	$0.78
$1.14 to $2.71	2,487,087	6.23	$2.33	1,819,587	$2.59
$4.45 to $5.75	636,349	7.62	$4.54	395,789	$4.56
Total	4,307,749	7.05	$2.23	3,187,189	$2.28

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

In the quarter ending March 31, 2009, with two years of employee performance and forfeiture history, the Company began to estimate forfeitures of performance-based stock options. Prior to December 31, 2008, the Company did not include an estimate for forfeitures in our compensation expenses on a quarterly basis. Instead, adjustments to the performance-based stock compensation expense for the full year were made in the fourth quarter at the time of performance assessment.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Employee stock-based compensation costs for the three and six months ended June 30, 2010 and 2009 and for the cumulative period from August 1, 2005 (inception) through June 30, 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,		Period from August 1, 2005 (inception) through June 30,
	2010	2009	2010	2009	2010
General and administrative	$218,730	$882,008	$482,260	$834,720	$5,843,248
Research and development	63,676	(69,517)	151,624	25,692	908,959

Total	$282,406	$812,491	$633,884	$860,412	$6,752,207

The fair value of shares vested to employees (including directors) under the Plan for the three and six months ended June 30, 2010 and 2009 and for the period from August 1, 2005 (inception) through June 30, 2010 were $42,138, $517,956, $1,229,846, $1,818,089 and $5,144,174 respectively.  These amounts were included in research and development and general and administrative expenses in the accompanying Condensed Statements of Operations.

Certain employees have been granted performance-based stock options that are subject to forfeiture based on the failure to achieve specified goals. The Company analyzed two years of annual performance measurements, and, based on that analysis, subsequent to March 31, 2009, decided to estimate forfeiture rates on performance-based stock options for future periods. For the cumulative period from August 1, 2005 (inception) through June 30, 2010, employees forfeited 379,617 shares related to performance-based options, which had a fair value of $643,094. Based on these forfeiture rates, the Company estimates that an additional 13,682 options will be forfeited in the future. This estimated compensation cost of these forfeited shares is $46,120.

At June 30, 2010, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $844,079, which is expected to be recognized over a weighted-average vesting period of 0.9 years. This unrecognized estimated employee compensation cost does not include $46,120 in management estimated forfeitures of performance-based stock options.

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

Stock-based compensation costs incurred for services by non-employees for the three and six months ended June 30, 2010 and 2009, and for the cumulative period from August 1, 2005 (inception) through June 30, 2010 totaled ($64,478), $134,272, $16,268, $128,373 and $506,227, respectively. These amounts were included in research and development and administrative expenses in the accompanying Condensed Statements of Operations.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

 8. RELATED PARTIES

On June 24, 2009, the Company entered into a services agreement with TRC to provide various clinical development, operational and administrative services to the Company for a period of one year.  Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, who was appointed to serve as a member of the Company’s Board of Directors on September 24, 2009, are each partners of TRC.  David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors.  None of the members of the special committee has any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company agreed to pay to TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009. The total estimated fair value of the stock options is $469,472. Twenty-five percent of the shares subject to the stock option vested immediately and the remaining 75% vest pursuant to the achievement of certain milestones relating to the clinical development of CD-NP. As of June 30, 2010, 506,250 options have vested, 56,250 options were forfeit, and 187,500 options vest pursuant to the achievement of certain milestones. On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and six months ended June 30, 2010 and 2009 and for the period from August 1, 2005 (inception) through June 30, 2010, total cash services and reimbursed expenses totaled $208,902, $414,364, $0, $0 and $897,203, respectively. As of June 30, 2010 the Company has a payable to TRC of $78,902.

As discussed in Notes 6(a) and 6(b), pursuant to a Securities Purchase Agreement dated July 7, 2009 between the Company and certain qualified investors identified therein, the Company engaged Riverbank to serve as its placement agent. Riverbank was not paid a cash commission for its services, however, the Company issued to designees of Riverbank  five-year warrants to purchase 218,300 shares of the Company’s common stock with a aggregate fair value of $201,200 and an expense allowance of $50,000 to cover expenses incurred during the financing. These costs were incurred in connection with the private placement of units resulting in a charge to stockholder’s equity.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

9. SUBSEQUENT EVENTS

On July 8, 2010, the Company awarded to Daron Evans, the Company’s Chief Financial Officer, a 10-year option to purchase 200,000 shares of the Company’s common stock at an exercise price equal to $0.301 per share and will vest in twelve equal quarterly installments over three years with the first installment vesting on September 30, 2010.  In addition the Company also awarded to Hsiao Lieu, M.D., the Company’s Vice President, Clinical Research, a 10-year option to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $0.301 per share and will vest in four equal quarterly installments over one year with the first installment vesting on September 30, 2010.

On July 21, 2010, the Company appointed Richard B. Brewer as its Executive Chairman.  In addition to a base salary of $240,000 per annum, Mr. Brewer was granted stock options to purchase 450,000 shares of the Company’s common stock at an exercise price of $0.32. These options vested immediately.

On July 26, 2010, at the 2010 Annual Meeting of Stockholders, the Company’s stockholders ratified and approved an amendment to the Company’s Amended and Restated 2005 Stock Option Plan to increase the number of shares of common stock issuable thereunder from 5,517,676 to 9,500,000 shares.  The Company’s Board of Directors had previously adopted the amendment to the Plan, subject to stockholder approval, on June 14, 2010.

Also on July 26, 2010, Mr. Brewer was granted options to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.37 which vest over 3 years with the first installment vesting on September 30, 2011. Additionally, Mr. Evans was granted options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.37 which vest over 3 years with the first installment vesting on September 30, 2010.

On August 12, 2010, the Company and TRC amended the TRC services agreement to automatically extend the term of the agreement on a month-to-month basis following the initial one year term. In addition, the Company agreed to issue to designees of TRC stock options to purchase 250,000 shares of the Company’s common stock at a price equal to $0.38, the closing sale price of the Company’s common stock on August 12, 2010. The stock options fully vested upon issuance and have a total estimated fair value of $82,200. The Company will continue to pay TRC a monthly cash fee of $65,000 during the extended term of the services agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage biopharmaceutical company in the business of commercially developing innovative products for the treatment of cardiovascular diseases. We currently have rights to develop and commercialize two product candidates, described as follows:

•
CD-NP – Our lead compound is CD-NP, a chimeric natriuretic peptide currently in Phase II clinical studies for the treatment of heart failure. We believe CD-NP may be useful in several cardiovascular and renal indications. We are currently developing CD-NP for an initial indication of acute decompensated heart failure, or ADHF.  In July 2009, we began enrolling patients in an open-label Phase II study of CD-NP in patients with ADHF and mild to moderate renal dysfunction. In June 2010, we dosed the final patient in the study. In total, 77 patients were randomized into six cohorts at one of four doses of CD-NP (1.25, 2.5, 3.75 and 5 ng/kg/min) or placebo. Two cohorts were enrolled at each of the 1.25 and 2.5 ng/kg/min dose levels, which preliminary data suggest are the doses with the most attractive clinical profile to investigate in future ADHF studies.  Over 35% of patients were enrolled in the U.S., with the remaining patients enrolled in Israel and Germany. The last patient visit occured at the end of July 2010. Final results from the study are expected in the fourth quarter of 2010. Our next steps in the development of CD-NP as therapy for acute heart failure are to finalize the design of a double-blind, placebo controlled Phase IIb study and to discuss that trial design with the FDA and other regulatory authorities. We will require substantial additional funding to complete the Phase IIb study.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2010 and 2009 were approximately $0.4 million and $1.4 million, respectively. G&A expenses for the six months ended June 30, 2010 and 2009 were approximately $1.1 million and $1.9 million, respectively.  The decrease of approximately $0.8 million over 2009 is primarily due to the accelerated vesting of stock options and severance payment made pursuant to a separation agreement with a former executive during June of 2009 and a reduction in employee payroll costs, offset by an increase in consulting fees for management services.

Research and Development Expenses.  For both of the three month periods ending June 30, 2010 and June 30, 2009, R&D expenses were approximately $1.1 million.  In addition, R&D expenses for the six months ended June 30, 2010 were approximately $2.4 million, unchanged from the corresponding period of 2009.  We experienced increased R&D costs relating to clinical trial activities for the three and six months ending June 30, 2010, compared to the corresponding periods of 2009; however, such increases were offset primarily by decreased manufacturing costs compared to the 2009 periods.  Also, employee payroll costs decreased from 2009 due to staff reductions, but this was mostly offset by increased consulting costs and stock compensation costs.

CD-NP.  Although the development of CD-NP is still in its early stages, we believe that it has potential applications to treat heart failure. We expect to spend an additional $1.7 to $2.0 million in external development costs in fiscal 2010 in order to complete the Phase II clinical trial and analyze its data.  We have completed enrollment of the 6 cohorts of the clinical trial, and expect final data in Q4 2010. Our strategy for further development of CD-NP in 2010 will depend to a large degree on the outcome of this clinical trial.  If the data from the Phase II trial is positive, we may then initiate a larger Phase IIb clinical trial in 2011, which will require significant additional capital to fund.

CU-NP.  Since acquiring our rights to CU-NP in June 2008, we have incurred total research and development expenses of approximately $0.6 million through June 30, 2010.  CU-NP has only undergone preclinical studies and has yet to be studied in humans.  Based on our current development plans for CU-NP, we anticipate that we will expend a minimal amount on external development costs until we have obtained significant additional capital.

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

Interest Income. Interest income for the three and six months ended June 30, 2010 and 2009 was $6,726, $11,572, $5,886 and $20,573, respectively.  This decrease in interest income over 2009 is due to lower interest rates earned on cash in bank accounts, and lower average cash balances in 2010 than 2009 levels.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of June 30, 2010 and December 31, 2009 and our net decrease in cash and cash equivalents for the six months ended June 30, 2010 and 2009 (the amounts stated are expressed in thousands):

Liquidity and capital resources	June 30, 2010	December 31, 2009
Cash and cash equivalents	$5,563	$3,176
Working Capital	$4,651	$2,796
Stockholders’ equity	$4,723	$2,982

	Six Months Ended June 30,
Cash flow data	2010	2009
Cash provided by (used in):
Operating activities	$(2,129)	$(3,720)
Investing activities	-	(10)
Financing activities	4,517	-
Net increase (decrease) in cash and cash equivalents	$2,388	$(3,730)

Our total cash resources as of June 30, 2010 were $5.6 million compared to $3.2 million as of December 31, 2009. As of June 30, 2010, we had approximately $1.1 million in liabilities, and $4.7 million in net working capital.  We incurred a net loss of $3.4 million and had negative cash flow from operating activities of $2.1 million for the six months ended June 30, 2010.  Since August 1, 2005 (inception) through June 30, 2010, we have incurred an aggregate net loss of approximately $37.3 million, while negative cash flow from operating activities has amounted to $25.9 million.  As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through June 30, 2010, we have financed our operations through public and private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at June 30, 2010, and together with the net proceeds from our April 2010 public offering, we believe that we have sufficient capital to fund our operations through to the second half of 2011. However, pending results of our recently completed Phase II clinical trial of CD-NP, we would need substantial additional capital in order to initiate and fund the next clinical study of CD-NP, which is expected to be a Phase IIb clinical trial. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business.

  Our forecasted average monthly cash expenditures for the next six months are approximately $0.4 million, which is consistent with our average monthly expenses from the previous six months.  Because our plan included the potential for dosing additional cohorts in the ongoing current Phase II study, we raised additional capital to complete the study activities, and fund operations into 2011. Following the completion of our ongoing Phase II study, we will need substantial additional capital, whether from a financing or a strategic partnership, in order to initiate and complete the next clinical study of CD-NP.

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

We have based our estimates on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interests of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. In such an event, we will be required to undertake a thorough review of our programs and the opportunities presented by such programs and allocate our resources in the manner most prudent.

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

The continuation of our business beyond the second half of 2011 is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, on acceptable terms or even at all, will increase our liabilities and future cash commitments.

Financing Activities

April 2010 Financing. On April 21, 2010, we sold, in an underwritten public offering, a total of 6,500,000 units of our securities at a public offering price of $0.70 per unit. Each unit contained one share of common stock and 0.30 warrants to purchase common stock, each whole warrant representing the right to purchase one share of common stock at an exercise price of $0.94 per share.  We may call the warrants for redemption upon 30 days notice if the price of our common stock is at least $3.00 per share for any 20 trading days within a period of 30 consecutive trading days. The units separated immediately and the common stock and warrants were issued separately. The warrants are approved for trading on the Nasdaq Capital Market under the symbol “NLTXW” and began trading on April 22, 2010. The sale of these 6,500,000 units closed on April 27, 2010.  Pursuant to the terms of the underwriting agreement, we granted the underwriters an option for a period of 45 days to purchase up to an additional 975,000 units to cover over-allotments, if any. We also issued the underwriters a five-year warrant to purchase 390,000 shares of our common stock at an exercise price of $0.94 per share.  On May 6, 2010, the underwriters exercised their option to purchase the maximum amount of 975,000 over-allotment units.  The sale of the over-allotment units closed on May 10, 2010.  The net proceeds to us from the sale of the units, after deducting underwriting discounts and commissions, was approximately $4.5 million when including the proceeds from the sale of the 975,000 over-allotment units.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2010.

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

As of June 30, 2010, our portfolio consisted primarily of bank savings accounts and a certificate of deposit associated with our lease obligation, and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at June 30, 2010, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $5.6 million.

Item 4. Controls and Procedures.

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

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this Item 1A of Part II.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. [Removed and Reserved.]

Item 5. Other Information.

As previously disclosed, on June 24, 2009, the Company entered into a Services Agreement (the “Services Agreement”) with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational and administrative services to the Company.  The term of TRC’s engagement under the Services Agreement was one year, subject to extension by mutual agreement of the parties.  On August 12, 2010, the Company and TRC entered into an amendment to the Services Agreement (the “Amendment”), pursuant to which the term of the Services Agreement was extended and shall continue on a month-to-month basis until otherwise terminated by one of the parties.  As a result of the Amendment, the Company may terminate the Services Agreement upon 30 days’ written notice.   In addition to the monthly cash fee of $65,000 payable to TRC under the Services Agreement, the Amendment also provides that the Company will issue to designees of TRC a 5-year stock option to purchase  250,000 shares of the Company’s common stock at a price per share of $0.38, the closing sale price of the common stock on the date of the Amendment.  The stock option was fully vested and immediately exercisable at the time of grant.  The foregoing summary of the Amendment is qualified in its entirety by reference to the complete text of the Amendment, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.   In addition, the terms of the Services Agreement were described in the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2009, and are incorporated by reference herein.

Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, a director of the Company, are each partners of TRC.  The terms of the Amendment were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent, disinterested directors.  None of the members of the special committee has any interest in TRC, the Services Agreement, or the Amendment.

Item 6. Exhibits.

Exhibit No.	Exhibit Description

4.1
Warrant Agreement between Nile Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated April 21, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 22, 2010).

4.2	Form of Unit Warrant issued to investors in May 2010 public offering (included as part of Exhibit 4.1 hereof).

4.3
Form of Representative’s Warrant issued to Maxim Group, LLC in connection with May 2010 public offering  (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 22, 2010).

10.1	Amendment No. 1 to Services Agreement between Nile Therapeutics, Inc. and Two River Consulting, LLC, dated August 12, 2010.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NILE THERAPEUTICS, INC.

Date: August 13, 2010	By:	/s/ Joshua Kazam
Joshua Kazam
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Daron Evans
Daron Evans
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Amendment No. 1 to Services Agreement between Nile Therapeutics, Inc. and Two River Consulting, LLC, dated August 12, 2010.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.