Form 10-Q
period 2010-09-30
Nile Therapeutics, Inc.
filed 2010-11-12
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-34058

NILE THERAPEUTICS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	88-0363465
(State of Incorporation)	(I.R.S. Employer Identification No.)

4 West 4 th Ave., Suite 400, San Mateo, CA 94402
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

As of November 12, 2010, there were 34,629,794 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this report was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

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

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2010
	(unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$4,435,833	$3,175,718
Prepaid expenses and other current assets	304,076	257,732

Total current assets	4,739,909	3,433,450

Property and equipment, net	16,777	27,486
Intangible assets, net	-	106,830
Other noncurrent assets	51,938	51,938

Total assets	$4,808,624	$3,619,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$591,553	$150,628
Accrued expenses and other current liabilities	837,957	402,772
Due to related party	75,238	84,154

Total current liabilities	1,504,748	637,554

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,629,794 and 27,085,824 shares issued and outstanding	34,630	27,086
Additional paid-in capital	42,403,783	36,853,767
Deficit accumulated during the development stage	(39,134,537)	(33,898,703)

Total stockholders' equity	3,303,876	2,982,150

Total liabilities and stockholders' equity	$4,808,624	$3,619,704

See accompanying notes to condensed financial statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from
					August 1, 2005 (inception)
	2010	2009	2010	2009	through September 30, 2010

Grant income	$-	$-	$-	$-	$482,235

Operating expenses:
Research and development	1,148,641	1,149,232	3,517,822	3,577,264	25,295,877
General and administrative	664,095	869,143	1,732,745	2,729,300	13,729,507

Total operating expenses	1,812,736	2,018,375	5,250,567	6,306,564	39,025,384

Loss from operations	(1,812,736)	(2,018,375)	(5,250,567)	(6,306,564)	(38,543,149)

Other income (expense):
Interest income	5,954	15,194	17,526	35,767	785,108
Interest expense	-	-	-	-	(1,273,734)
Other expense	(2,711)	(24,499)	(2,793)	(35,781)	(102,762)

Total other income (expense)	3,243	(9,305)	14,733	(14)	(591,388)

Net loss	$(1,809,493)	$(2,027,680)	$(5,235,834)	$(6,306,578)	$(39,134,537)

Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.17)	$(0.25)

Weighted-average common shares outstanding	34,563,073	26,491,211	31,338,963	24,930,007

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM AUGUST 1, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2010
(unaudited)

			ADDITIONAL	DEFICIT ACCUMULATED DURING THE	TOTAL
	COMMON STOCK		PAID-IN	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY (DEFICIT)

Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Employee stock-based compensation	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,899,123	-	1,899,123

Non-employee stock-based compensaton	-	-	2,508	-	2,508

Net loss				(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss				(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	5,103,618

Employee stock-based compensation	-	-	1,772,597	-	1,772,597

Non-employee stock-based compensation	-	-	473,584	-	473,584

Units sold in private placement, net of
issuance costs of $282,773	2,691,394	2,691	3,083,284	-	3,085,975

Warrants issued to placement agent in connection with private placement	-	-	201,200	-	201,200

Stock option and warrant exercises	245,025	245	217,228	-	217,473

Net loss				(7,872,297)	(7,872,297)

Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150

Employee stock-based compensation			972,417	-	972,417

Non-employee stock-based compensation	-	-	62,237	-	62,237

Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699

Stock option and warrant exercises	68,970	69	6,138	-	6,207

Net loss				(5,235,834)	(5,235,834)

Balance at September 30, 2010	34,629,794	$34,630	$42,403,783	$(39,134,537)	$3,303,876

See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
			Period from
	Nine months ended September 30,		August 1, 2005 (inception)
	2010	2009	through September 30, 2010
Cash flows from operating activities
Net loss	$(5,235,834)	$(6,306,578)	$(39,134,537)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,709	129,749	310,924
Stock-based compensation	1,034,654	1,756,637	9,410,484
Write-off of intangible assets	106,830	-	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	-	23,569	35,223
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	(46,344)	213,141	(304,076)
Other non-current assets	-	(2,469)	(51,938)
Accounts payable	440,925	(433,275)	591,553
Accrued expenses and other current liabilities	435,185	(128,628)	837,957
Due to related party	(8,916)	74,961	75,238

Net cash used in operating activities	(3,262,791)	(4,672,893)	(26,999,714)

Cash flows from investing activities
Purchase of property and equipment	-	(4,422)	(126,663)
Proceeds from sale of assets	-	2,500	2,500
Cash paid for intangible assets	-	(32,561)	(345,591)
Net cash used in investing activities	-	(34,483)	(469,754)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	6,207	143,594	223,680
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement	4,516,699	3,287,175	27,676,621

Net cash provided by financing activities	4,522,906	3,430,769	31,905,301

Net increase/(decrease) in cash and cash equivalents	1,260,115	(1,276,607)	4,435,833
Cash and cash equivalents at beginning of period	3,175,718	5,500,790	-

Cash and cash equivalents at end of period	$4,435,833	$4,224,183	$4,435,833

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in sastisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors, in connection with private placement	$1,765,300	$2,872,000	$1,765,300
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

 See accompanying notes to condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through September 30, 2010, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of ASC 915, “ Development Stage Entities.” The Company’s condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced net losses since its inception and has an accumulated deficit of approximately $39.1 million at September 30, 2010. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full 2010 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of September 30, 2010 were approximately $4.4 million, compared to $3.2 million as of December 31, 2009. Based on its resources at September 30, 2010, and the current plan of expenditure for continued development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the second half of 2011. However, the Company will need to raise additional capital to complete the next clinical study of CD-NP, which is expected to be a Phase IIb trial. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

Potentially dilutive securities include:

	September 30, 2010	September 30, 2009
Warrants to purchase common stock	5,912,484	3,279,984
Options to purchase common stock	7,632,529	5,264,644
Total potentially dilutive securities	13,545,013	8,544,628

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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

In addition to the potential milestone payments discussed above, the CD-NP License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period from August 1, 2005 (inception) through September 30, 2010, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares (representing $182,236) of common stock.

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
September 30, 2010
(unaudited)

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

6. STOCKHOLDERS’ EQUITY

(a) Common Stock

On April 21, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”), providing for the offer and sale in a firm commitment underwritten public offering (the “Offering”) of 6,500,000 units of its securities at a public offering price of $0.70 per unit (less an underwriting discount of $0.063 per unit). The Offering closed on April 27, 2010. Pursuant to the Underwriting Agreement, the Company granted the underwriters an option for a period of 45 days to purchase up to an additional 975,000 units to cover over-allotments. On May 6, 2010, the underwriters exercised their option to purchase the maximum amount of 975,000 over-allotment units. The sale of the over-allotment units closed on May 10, 2010. Each unit sold in the Offering consisted of one share of the Company’s common stock and 0.30 warrants to purchase common stock (the “Unit Warrants”). Each whole Unit Warrant has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.94 per share. The units separated immediately and the common stock and Unit Warrants were issued separately. Among other terms and conditions of the Unit Warrants, the agreement provides that, in the event the closing sale price of the Company’s common stock is at least $3.00 per share for any 20 trading days within a period of 30 consecutive trading days, the Company may call the Unit Warrants for redemption, at a redemption price of $0.01 per Unit Warrant, by providing at least 30 days notice to each Unit Warrant holder. The Unit Warrants were approved for trading on the Nasdaq Capital Market under the symbol “NLTXW” and began trading on April 22, 2010.

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
September 30, 2010
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

The warrants issued to investors in the July 2009 private placement are redeemable by the Company upon 30 days’ notice if at any time the volume weighted average price of the common shares for any 20 consecutive business days is equal to or greater than 200% of the applicable exercise price of each warrant.

As consideration for its services as placement agent in connection with the July 2009 private placement, the Company also issued to designees of Riverbank five-year warrants to purchase 218,300 shares of common stock at a price of $1.375 per share, which is equal to 110% of the per unit purchase price paid by investors, and which warrants have a cashless (net) exercise provision. See Note 8.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2010.

Grant Date	Warrants Issued	Exercise Price Range	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
9/11/2007	168,377	2.71	$2.71	9/11/2012	-	168,377
3/26/2008	206,912	2.71	$2.71	9/11/2012	-	206,912
7/15/2009	2,909,695	1.25-2.28	$1.84	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	0.94	$0.94	4/20/2015	-	2,632,500
	5,917,484		$1.50		5,000	5,912,484

7. STOCK OPTION PLAN

The Company’s Amended and Restated 2005 Stock Option Plan (the “Plan”) was initially adopted by the Board of Directors on August 10, 2005. The Plan authorized a total of 2,000,000 shares of common stock for issuance. On September 17, 2007, pursuant to the Merger, the Plan was amended and each share of common stock then subject to the Plan was substituted with 2.758838 shares of common stock, resulting in an aggregate of 5,517,676 shares available under the Plan. On July 26, 2010, the Company’s stockholders approved an amendment to the Plan increasing the total number of shares authorized for issuance thereunder to 9,500,000, which was an increase of 3,982,324 shares to the Plan. Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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

During the three months ended September 30, 2010, the Company granted options to purchase 1,900,000 shares to current employees, 600,000 shares to members of the Board of Directors, 250,000 shares to consultants and 50,000 shares to a new member of the Company’s Scientific Advisory Board. The granted options had vesting terms between immediate and 3 years with exercise prices between $0.30 and $0.68.

For the three months ended September 30, 2010, the Company estimated the fair value of each option award granted to employees using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Expected volatility	90% to 98%	117% to 123%
Expected term	3 years	3 years
Dividend yield	0%	0%
Risk-free interest rates	0.9% to 1%	1.4%

A summary of the status of the options issued under the Plan at September 30, 2010, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2010	836,249	4,441,402	$2.22
Shares authorized for issuance	3,982,324
Options granted under the Plan	(2,800,000)	2,800,000	$0.35
Options exercised	-	(68,970)	$-
Options forfeited	133,653	(133,653)	$1.87
Balance at September 30, 2010	2,152,226	7,038,779	$1.50	$-

Exercisable at September 30, 2010		4,480,719	$1.94	$-

The following table summarizes information about stock options issued under the Plan and outstanding at September 30, 2010:

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Total Shares	Weighted- Average Exercise Price
$0.09 to $0.93	3,915,343	8.03	$0.50	1,740,343	$0.61
$1.14 to $2.71	2,487,087	5.85	$2.33	2,276,253	$2.41
$4.45 to $5.75	636,349	6.86	$4.54	464,123	$4.56
Total	7,038,779	7.16	$1.50	4,480,719	$1.94

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

Employee stock-based compensation costs for the three and nine months ended September 30, 2010 and 2009 and for the cumulative period from August 1, 2005 (inception) through September 30, 2010 are as follows:

					Period from
	Three months ended September 30,		Nine months ended September 30,		August 1, 2005 (inception)
	2010	2009	2010	2009	through September 30, 2010

General and administrative	$248,886	$433,213	$731,146	$1,193,413	$6,092,134
Research and development	83,858	112,158	231,809	94,617	992,817
Total	$332,744	$545,371	$962,955	$1,288,030	$7,084,951

The fair value of shares vested to employees (including directors) under the Plan for the three and nine months ended September 30, 2010 and 2009 and for the period from August 1, 2005 (inception) through September 30, 2010 were $907,271, $ 1,425,226, $466,301, $2,284,390, and $6,024,189 respectively.  These amounts were included in research and development and general and administrative expenses in the accompanying Condensed Statements of Operations.

Certain employees have been granted performance-based stock options that are subject to forfeiture based on the failure to achieve specified goals. The Company analyzed two years of annual performance measurements, and, based on that analysis, subsequent to March 31, 2009, decided to estimate forfeiture rates on performance-based stock options for future periods. For the cumulative period from August 1, 2005 (inception) through September 30, 2010, employees forfeited 379,617 shares related to performance-based options, which had a fair value of $643,094. Based on these forfeiture rates, the Company estimates that an additional 13,682 options will be forfeited in the future. This estimated compensation cost of these forfeited shares is $46,120.

At September 30, 2010, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $1,195,936, which is expected to be recognized over a weighted-average vesting period of 2.0 years. This unrecognized estimated employee compensation cost includes the $46,120 in management estimated forfeitures of performance-based stock options.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

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

On June 24, 2009, in conjunction with a services agreement, the Company issued to named employees of Two River Consulting, LLC (“TRC”) stock options to purchase 187,500 shares of common stock that vested on issuance and have a fair value of $116,309; and stock options to purchase 562,500 shares that vest based on the achievement of certain milestones and have a total estimated fair value of $335,856, as of September 30, 2010. TRC is an entity controlled by two of the Company’s officers and directors. For the three months ended September 30, 2010, the Company recorded an expense of $66,492 related to these options and will record additional expense in the future as the remaining options are expected to vest.

On August 12, 2010, in conjunction with an amended services agreement, the Company issued to named employees of TRC stock options to purchase 250,000 shares of the Company’s common stock that where fully vested on issuance and had an estimated fair value of $82,200.

Stock-based compensation costs incurred for services by non-employees for the three and nine months ended September 30, 2010 and 2009, and for the cumulative period from August 1, 2005 (inception) through September 30, 2010 totaled $45,969, $62,237, $ 222,483, $350,856 and $ 552,196, respectively. These amounts were included in research and development and administrative expenses in the accompanying Condensed Statements of Operations.

  8. RELATED PARTIES

On June 24, 2009, the Company entered into a Services Agreement (the “Services Agreement”) with TRC to provide various clinical development, operational and administrative services to the Company for a period of one year. Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, who was appointed to serve as a member of the Company’s Board of Directors on September 24, 2009, are each partners of TRC. David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the Services Agreement. As compensation for the services contemplated by the Services Agreement, the Company agreed to pay to TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009. The total estimated fair value of the stock options is $469,472. Twenty-five percent of the shares subject to the stock option vested immediately and the remaining 75% vest pursuant to the achievement of certain milestones relating to the clinical development of CD-NP. As of September 30, 2010, 506,250 options have vested, 56,250 options were forfeit, and 187,500 options vest pursuant to the achievement of certain milestones. On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and nine months ended September 30, 2010 and 2009 and for the period from August 1, 2005 (inception) through September 30, 2010, total cash services and reimbursed expenses totaled $205,239, $619,602, $203,685, $268,685 and $1,102,442, respectively. As of September 30, 2010 the Company has a payable to TRC of $75,238.

On August 12, 2010, the Company and TRC entered into an amendment to the Services Agreement (the “Amendment”), pursuant to which the term of the Services Agreement was extended and shall continue on a month-to-month basis until otherwise terminated by one of the parties. The Amendment further provides that the Company may terminate the Services Agreement upon 30 days’ written notice. The Company agreed to continue to pay TRC a monthly cash fee of $65,000 and to issue stock options to purchase 250,000 shares of the Company’s common stock at a price equal to $0.38, the closing sale price of the Company’s common stock on August 12, 2010. The stock options fully vested upon issuance and have a total estimated fair value of $82,200. The terms of the Amendment were reviewed and approved by a special committee of the Company’s Board of Directors consisting of disinterested, independent directors.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

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

Peter M. Kash, a director of the Company, Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and David M. Tanen, a director of the Company until September 24, 2009, are each officers of and collectively control Riverbank. In light of the relationship between Messrs. Kash, Kazam and Tanen and Riverbank, the selection and terms of the engagement were reviewed and approved by a special committee of the Company’s Board consisting of independent directors, none of whom had any interest or other relationship in Riverbank or its affiliates.

9. SUBSEQUENT EVENTS

On November 1, 2010, the Company was notified that it was awarded a $244,479 grant under the Therapeutic Discovery Tax Credit program that was created as part of the Patient Protection and Affordable Care Act of 2010. This program was designed to provide a tax credit or grant of up to 50% of eligible costs and expenses for the tax years of 2009 and 2010 for qualifying research and development expenses incurred for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in a new therapy, reduce health care costs, or represent a significant advance in finding a cure for human disease. The grant awarded to the Company related to its R&D expenditures incurred in connection with its CD-NP program. The Company expects to receive the funds granted prior to the end of 2010.

On November 2, 2010, the Company released top-line data from an open-label, single-blind, placebo-controlled Phase 2 study of 77 patients with acute decompensated heart failure, or ADHF. The primary objective of the study was to assess the safety and tolerability of CD-NP in a renally compromised ADHF population, the intended population of the therapy. Secondary endpoints included several assessments of drug activity. CD-NP infusion at 1.25 and 2.5 ng/kg/min appeared to be well tolerated. A dose-dependent effect on blood pressure was observed, with minimal or mild blood pressure reduction at 1.25 and 2.5 ng/kg/min, and moderate blood pressure reduction at 3.75 ng/kg/min. Dose escalation was limited by significant blood pressure reduction at 5 ng/kg/min. Secondary and exploratory analyses demonstrated favorable effects of CD-NP on renal function, particularly at the 1.25 and 2.5 ng/kg/min doses. At these doses, CD-NP appeared to preserve or enhance renal function compared to placebo, as evidenced by favorable trends in several biomarkers correlated with kidney function or kidney injury, including creatinine, and cystatin-c.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage biopharmaceutical company in the business of commercially developing innovative products for the treatment of cardiovascular diseases. We currently have rights to develop and commercialize two product candidates, described as follows:

•
CD-NP– Our lead compound is CD-NP, a chimeric natriuretic peptide currently in Phase II clinical studies for the treatment of heart failure. We believe CD-NP may be useful in several cardiovascular and renal indications. We are currently developing CD-NP for an initial indication of acute decompensated heart failure, or ADHF. In June 2010, we completed dosing of a 77 patient, open-label Phase II study of CD-NP in patients with ADHF and mild to moderate renal dysfunction. CD-NP infusion at 1.25, 2.5 and 3.75 ng/kg/min appeared to be well tolerated. A dose-related effect on blood pressure was observed, with minimal or mild blood pressure reduction at 1.25 and 2.5 ng/kg/min, and moderate blood pressure reduction at 3.75 ng/kg/min. Dose escalation was limited by significant blood pressure reduction at 5 ng/kg/min. Secondary and exploratory analyses demonstrated favorable effects of CD-NP on renal function, particularly at the 1.25 and 2.5 ng/kg/min doses. At these doses, CD-NP appeared to preserve or enhance renal function compared to placebo, as evidenced by favorable trends in several biomarkers correlated with kidney function, including creatinine and cystatin-c. Our next steps in the development of CD-NP as therapy for acute heart failure are to finalize the design of a double-blind, placebo controlled Phase IIb study and to discuss that trial design with the FDA and other regulatory authorities. If the FDA approves the design and end-points of our next protocol, we may then initiate a larger Phase IIb clinical trial in 2011, which will require significant additional capital beyond our current resources to fund.

•
CU-NP– We are also developing CU-NP, a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. In 2009, in partnership with the Mayo Clinic, we progressed toward the development of formulations to enable the chronic administration of CU-NP. Based on our current development plans for CU-NP, we anticipate that we will expend a minimal amount on external development costs until we have obtained significant additional capital.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2010 and 2009 were approximately $0.7 million and $0.9 million, respectively. This decrease of approximately $0.2 million was due to a reduction in stock option expense and in occupancy expenses.

 G&A expenses for the nine months ended September 30, 2010 and 2009 were approximately $1.7 million and $2.7 million, respectively. The decrease of approximately $1.0 million over 2009 is primarily due to the accelerated vesting of stock options and severance payment made pursuant to a separation agreement with a former executive during June of 2009, a reduction in employee payroll costs, which was offset by an increase in consulting fees for management services, and a reduction in occupancy expenses.

Research and Development Expenses. For both of the three month periods ended September 30, 2010 and June 30, 2009, R&D expenses were approximately $1.1 million. R&D expenses for the nine months ended September 30, 2010 were approximately $3.5 million, a decrease of approximately $0.1 million from the same period in 2009. We experienced increased R&D costs relating to clinical trial activities for CD-NP for the three and nine months ended September 30, 2010, compared to the corresponding periods of 2009; however, such increases were offset primarily by decreased manufacturing costs for CD-NP compared to the 2009 periods. Also, employee payroll costs decreased from 2009 due to staff reductions, but this was mostly offset by increased consulting costs and stock compensation costs.

CD-NP. Although the development of CD-NP is still in its early stages, we believe that it has potential applications to treat heart failure. We expect to spend an additional $0.2-$0.3 million in external development costs in fiscal 2010 in order to complete the analysis of the Phase II clinical trial and submit the data package to the US Food and Drug Administration (FDA). If the FDA approves the design and end-points of our next protocol, we may then initiate a larger Phase IIb clinical trial in 2011, which will require significant additional capital beyond our current resources to fund.

CU-NP. Since acquiring our rights to CU-NP in June 2008, we have incurred total research and development expenses of approximately $0.6 million through September 30, 2010. CU-NP has only undergone preclinical studies and has yet to be studied in humans. Based on our current development plans for CU-NP, we anticipate that we will expend a minimal amount on external development costs until we have obtained significant additional capital.

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

Interest Income. Interest income for the three and nine months ended September 30, 2010 and 2009 was $5,954, $17,526, $15,194 and $35,767, respectively. This decrease in interest income over 2009 is due to lower interest rates earned on cash in bank accounts, and lower average cash balances in 2010 than 2009 levels.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2010 and December 31, 2009 and our net decrease in cash and cash equivalents for the nine months ended September 30, 2010 and 2009 (the amounts stated are expressed in thousands):
Liquidity and capital resources	September 30, 2010	December 31,2009
Cash and cash equivalents	$4,436	$3,176
Working Capital	$3,235	$2,796
Stockholders' equity	$3,304	$2,982

	Nine Months Ended September 30,
Cash flow data	2010	2009
Cash provided by (used in):
Operating activities	$(3,263)	$(4,673)
Investing activities	-	(34)
Financing activities	4,523	3,431
Net increase (decrease) in cash and cash equivalents	$1,260	$(1,276)

Our total cash resources as of September 30, 2010 were $4.4 million compared to $3.2 million as of December 31, 2009. As of September 30, 2010, we had approximately $1.5 million in liabilities, and $3.2 million in net working capital.  We incurred a net loss of $5.2 million and had negative cash flow from operating activities of $3.3 million for the nine months ended September 30, 2010. Since August 1, 2005 (inception) through September 30, 2010, we have incurred an aggregate net loss of approximately $39.1 million, while negative cash flow from operating activities has amounted to $27.0 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through September 30, 2010, we have financed our operations through public and private sales of our equity and debt securities. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at September 30, 2010, we believe that we have sufficient capital to fund our operations through the second half of 2011. However, we will need substantial additional capital in order to initiate and fund the next clinical study of CD-NP, which is expected to be a Phase IIb clinical trial. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business.

  Our forecasted average monthly cash expenditures for the next six months are approximately $0.3 million, which is less than our average monthly expenses from the previous six months. While not actively enrolling a clinical study, our research and development expenses are reduced. Following the completion of our Phase II study, we will need substantial additional capital, whether from a financing or a strategic partnership, in order to initiate and complete the next clinical study of CD-NP.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our pre-clinical and clinical development activities;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements; and

•	the cost involved in prosecuting and enforcing patent claims and other intellectual property rights; and the cost and timing of regulatory approvals.

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

The continuation of our business beyond the end of 2011 is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, on acceptable terms or even at all, will increase our liabilities and future cash commitments.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2010.

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

As of September 30, 2010, our portfolio consisted primarily of bank savings accounts and a certificate of deposit associated with our lease obligation, and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at September 30, 2010, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $4.4 million.

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

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment.  You should carefully consider the information described in the following risk factor, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”) under the caption “Item 1A. Risk Factors.”  If any of the risks described below or in our 2009 Annual Report actually occur, our business, financial condition, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2009 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We have received notice from the Nasdaq Stock Market that we are not in compliance with one of its continued listing requirements, which may result in the delisting of our common stock from the Nasdaq Capital Market

Our common stock is currently listed for trading on the Nasdaq Capital Market, and the continued listing of our common stock on the Nasdaq Capital Market is subject to our compliance with a number of listing standards. On June 1, 2010, we received notice from Nasdaq informing us that that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which requires that our common stock maintain a minimum closing bid price of $1.00. In accordance with Nasdaq rules, we have been afforded a period of 180 days, or until November 29, 2010, in which to regain compliance with the minimum closing bid price requirement. In order to regain compliance, our common stock will need to have a minimum closing bid price of $1.00 for at least 10 trading days. At all times since June 2010, however, our common stock has continued to trade at less than $1.00 and it is likely that our common stock will remain below $1.00 through the end of the grace period expiring on November 29, 2010.

If we do not regain compliance with the minimum bid price requirement by November 29, 2010, we expect to receive a notice from Nasdaq indicating that our common stock is subject to delisting. We will have the right to appeal that determination to a Nasdaq Listings Qualifications Panel pursuant to applicable Nasdaq rules. If we decide to appeal, our common stock may continue to be listed on the Nasdaq Capital Market until the panel would render a decision. However, there can be no assurance that any such appeal would be successful or that we will be able to avoid delisting of our common stock from the Nasdaq Capital Market.

If our common stock is delisted from the Nasdaq Capital Market, trading in our common stock would likely be conducted on the OTC Bulletin Board, a regulated quotation service. If trading of our common stock is conducted on the OTC Bulletin Board, the liquidity of our common stock may be reduced, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

10.1	Letter Agreement between Nile Therapeutics, Inc. and Richard Brewer, dated July 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2010).

10.2
Severance Benefits Agreement between Nile Therapeutics, Inc. and Daron Evans, dated July 24, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 27, 2010).

Exhibit No.	Exhibit Description

10.3
Summary terms of compensation plan for directors of Nile Therapeutics, Inc., as amended July 26, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 27, 2010).

10.4
Amendment No. 1 to Services Agreement between Nile Therapeutics, Inc. and Two River Consulting, LLC, dated August 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010).

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

NILE THERAPEUTICS, INC.

Date: November 12, 2010	By:	/s/ Joshua Kazam
Joshua Kazam
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Daron Evans
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