Form 10-K
period 2010-12-31
Nile Therapeutics, Inc.
filed 2011-03-14
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K
 ______________________

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2010

or

☐	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
For the transition period from                   to

Commission File Number: 001-34058
______________________

NILE THERAPEUTICS, INC.
(Exact Name Of Registrant As Specified In Its Charter)
______________________

Delaware	88-0363465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 West 4th Ave. Suite 400, San Mateo, California
(Address of principal executive offices)

94402
(Zip Code)
(650) 458-2670
(Registrant’s telephone number, including area code)
Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Warrants (expiring April 21, 2015)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None
______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of           the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of  registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
As of June 30, 2010: $4,206,683
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.
As of March 4, 2011, there were 34,698,764 shares of the issuer’s common stock, par value $0.001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2011 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2010.

TABLE OF CONTENTS

References to “the Company”, “Nile”, “we”, “us” or “our” in this Annual Report on Form 10-K refer to Nile Therapeutics, Inc., a Delaware corporation, unless the context indicates otherwise.

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

Company Overview

We are a development stage biopharmaceutical company in the business of commercially developing innovative products for the treatment of cardiovascular diseases. We currently have rights to develop two drug candidates:

•
Cenderitide (formerly CD-NP), our lead product candidate, is a chimeric natriuretic peptide that we are developing for the treatment of heart failure.  We plan to develop cenderitide for the treatment of patients for up to 90 days following admission for acutely decompensated heart failure, or ADHF. We also believe cenderitide may be useful in several other cardiovascular and renal indications.

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

We were originally incorporated under Delaware law in August 2005 under the name Nile Pharmaceuticals, Inc. and we changed our name to Nile Therapeutics, Inc. in January 2007. On September 17, 2007, we were acquired by SMI Products, Inc., or SMI, which was then a public shell company, in a reverse merger transaction whereby a wholly-owned subsidiary of SMI merged with and into Nile Therapeutics, with Nile Therapeutics remaining as the surviving corporation and a wholly-owned subsidiary of SMI.  In accordance with the terms of this transaction, the stockholders of Nile Therapeutics exchanged all of their shares of Nile Therapeutics common stock for shares of SMI common stock, which immediately following the transaction represented approximately 95 percent of the issued and outstanding common stock of SMI.  Upon completion of the merger, the sole officer and director of SMI resigned and was replaced by the officers and directors of Nile Therapeutics.  Additionally, following the merger, Nile Therapeutics, or Old Nile, was merged into SMI, and SMI changed its name to Nile Therapeutics, Inc., or Nile, and adopted the business plan of Old Nile. We collectively refer to these two merger transactions in this Annual Report as the “Merger.”  Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

Our executive offices are located at 4 West 4th Ave., Suite 400, San Mateo, California 94402. Our telephone number is (650) 458-2670 and our Internet address is www.nilethera.com. The information on, or accessible through, our website is not part of this Form 10-K.

Our Product Candidates

The following table summarizes our product development programs:

Product	Indications	Commercial Rights	Ongoing Studies / Status

Cenderitide	Heart failure	Nile
Single-blind, placebo-controlled Phase I study of cenderitide in chronic heart failure patients is planned to initiate in the second quarter of 2011. The primary objective of the study is to assess the pharmacokinetics of cenderitide delivered through a subcutaneous micro-needle pump.

CU-NP	Cardiovascular / Renal	Nile	Preclinical.

Background on Heart Failure

Heart failure, or HF, is a condition that exists when the heart cannot pump blood to the body as quickly as needed. Blood returning to the heart faster than the heart can eject it, congests the system behind it. Decreased blood flow to organs, such as the kidneys, causes the body to retain more fluid, which further complicates the problem. As a result, HF can often cause damage to the kidneys and other organs, which in turn can worsens the condition of the heart.

HF is the fastest-growing clinical cardiac disease in the United States according to the American Heart Association, affecting over 5 million Americans.  Over 1.2 million patients in the U.S. each year are hospitalized with ADHF, an acute exacerbation of their condition. This hospitalization rate is almost double the rate seen 15 years ago.  HF is the most frequent cause of hospital admission in the U.S. for patients older than 65 years, generating annual inpatient costs of more than $33 billion. We believe that approval of a novel agent with safety and efficacy improvements over existing therapies could significantly expand the HF market.

Patients with heart failure are treated with a combination of drugs in an attempt to improve cardiac output and reverse fluid overload. Diuretics, such as furosemide, are used as a first-line treatment to relieve the symptoms of ADHF patients by helping to remove excess fluid from the body, which then helps to increase cardiac output. However, some studies have correlated high doses of intravenous (i.v.) furosemide, a diuretic, with a decreased kidney function and some patients can become resistant to the effects of furosemide.  Second-line treatments are often palliative, and can come at the cost of an increased mortality rate.  Despite aggressive therapy, 1 in 3 patients die of the disease within a year of diagnosis, reflecting a substantial need for novel treatments.

Only one new treatment for ADHF patients has been approved by the FDA in over 20 years: nesiritide, which is also known as Natrecor®, or B-type natriuretic peptide, or BNP. Nesiritide, a drug marketed by Johnson & Johnson, is a natriuretic peptide that targets the A-type natriuretic peptide receptor and was approved in 2001 by the FDA.

Within 90 days following hospital admission for ADHF, which we refer to as the “post-acute” period, approximately 40% of patients with ADHF return to the hospital. To prevent a return to the hospital, post-acute patients need sustained cardiac and renal function support to prevent a recurrence of their acute symptoms. While this post-acute indication is a novel indication in the HF space, we believe that post-acute patients represent one of the greatest areas of unmet need in the HF market.

Cenderitide Program

Cenderitide is a novel chimeric natriuretic peptide in clinical development for the treatment of HF patients. Cenderitide was rationally designed by scientists at the Mayo Clinic’s cardio-renal research labs. Current therapies for ADHF, including nesiritide, have been associated with favorable pharmacologic effects, but have also been associated with hypotension and decreased renal function which limit their utility in clinical practice. Cenderitide was designed to preserve the favorable effects of existing natriuretic peptide therapies while reducing or attenuating the hypotensive response and enhancing or preserving renal function. We believe that cenderitide has potential utility in multiple cardio-renal indications, including preservation of cardiac function following acute myocardial infarction and prevention of renal damage following cardiac surgery.

Prior Clinical Studies

In 2007, we completed a Phase Ia dose-escalation study in healthy volunteers to examine the safety and pharmacodynamic effects of various doses of cenderitide. The study placed particular emphasis on the effects of cenderitide on blood pressure and renal function. Data from the completed Phase Ia study in healthy volunteers was consistent with several pre-clinical findings, including that cenderitide was associated with increased levels of plasma cGMP, a secondary messenger of the target receptor, preserved renal function, increased urinary excretion of sodium, or natriuresis, and increased urination, or diuresis.  The study also showed that cenderitide had a minimal effect on mean arterial pressure, a measurement of pumped blood flow in the arteries.

In 2008, we initiated two additional dose-escalation studies to assess the safety and pharmacodynamic profile of cenderitide in heart failure patients. The first study was a Phase Ib study in chronic heart failure patients with signs of fluid overload designed to understand the maximum tolerated dose of the product candidate. Patients with chronic heart failure with signs of fluid overload were enrolled into the study. The effects of 24 hours of cenderitide delivered though i.v. infusion was compared to the patient’s baseline established in the 24 hours prior to cenderitide infusion. The patient’s oral diuretic and vasoactive medications were withheld during the cenderitide infusion.  While the study was not powered for statistical analysis, data from the Phase Ib study indicate the following:

•	Cenderitide was tolerated at doses of up to 20 ng/kg/min;
•	Cenderitide blood pressure effects were dose-dependent and well characterized;
•	Cenderitide infusion resulted in increases in diuresis at doses of 3, 10 and 20 ng/kg/min as compared to each patient’s base-line, which included oral diuretic medication;
•	With a 24-hour infusion, cenderitide produced decreases in serum creatinine and cystatin-c in stable heart failure patients, consistent with enhanced renal function; and
•
As expected, the limiting toxicity of cenderitide was shown to be symptomatic hypotension, which was experienced by one of six patients at the maximum tolerated dose of 20 ng/kg/min, and by two of two patients at a dose of 30 ng/kg/min.

The second study was a Phase IIa study in acute heart failure patients designed to better understand the hemodynamic properties of cenderitide, or how cenderitide affected blood circulation. The subjects were enrolled 24-48 hours after admission to the hospital for acute heart failure. In the first 24-48 hours after admission, subjects were treated with the standard of care. The subjects were enrolled into the study only after an investigator had determined that the patient needed a Swan-Ganz catheter to better monitor pulmonary capillary wedge pressure, or PCWP, and after the patient’s acute condition had stabilized. All patients received a continuous i.v. infusion of furosemide throughout the administration of cenderitide.  Data from the Phase IIa study indicate the following:

•	Cenderitide was tolerated at all study doses, including 1, 3, 10 and 20 ng/kg/min;
•	Cenderitide had minimal blood pressure effects at all doses;

•	In the first cohort, where patients were dosed at 3 and then 10 ng/kg/min, the cenderitide infusions produced clinically relevant reductions in PCWP;
•	In the second cohort, where patients were dosed at 1 and 20 ng/kg/min, the cenderitide infusions did not result in clinically relevant reductions in PCWP;
•	Cenderitide produced a clinically relevant increase in diuresis at doses of 3, 10 and 20 ng/kg/min when administered concurrently with i.v. furosemide; and
•	There was no clinically relevant change in serum creatinine and there were no cases of symptomatic hypotension in any subject.

In March 2009, the FDA placed a clinical hold on the cenderitide program. The FDA requested additional data on our Phase IIa clinical trial, which was finalized in March 2009, and modifications to cenderitide’s current investigator brochure. We submitted a full response to the FDA in April 2009 and the cenderitide program was released from clinical hold on May 15, 2009.

In June 2010, we completed dosing of a 77 patient, open-label Phase II study of cenderitide in patients with ADHF and mild to moderate renal dysfunction. Cenderitide infusion at 1.25, 2.5 and 3.75 ng/kg/min appeared to be well tolerated.  A dose-related effect on blood pressure was observed, with minimal or mild blood pressure reduction at 1.25 and 2.5 ng/kg/min, and moderate blood pressure reduction at 3.75 ng/kg/min.  Dose escalation was limited by significant blood pressure reduction at 5 ng/kg/min.  Secondary and exploratory analyses demonstrated favorable effects of cenderitide on renal function, particularly at the 1.25 and 2.5 ng/kg/min doses. At these doses, cenderitide appeared to preserve or enhance renal function compared to placebo, as evidenced by favorable trends in several biomarkers correlated with kidney function, including creatinine and cystatin-c.

In addition to our own studies, in July 2008, the Mayo Clinic initiated a Phase Ib study, under an investigator-sponsored investigational new drug application, or IND, to better understand cenderitide’s renal properties. We anticipate that data from this study will be presented at the American College of Cardiology conference in April 2011.

Future Clinical Studies

In January 2011, we met with the FDA to discuss the future path of our cenderitide program and to propose a new paradigm of treatment for ADHF patients. We proposed to treat ADHF patients with cenderitide for 90 days following admission for ADHF, the post-acute period. To treat post-acute patients with a natriuretic peptide outside of the hospital setting, we plan to utilize subcutaneous micro-needle pump technology, which is currently used for continuous insulin delivery to Type I diabetic patients. We entered into a clinical trial funding agreement with Medtronic, Inc. pursuant to which we will collaborate a) to develop a new formulation of cenderitide for subcutaneous delivery and b) to perform a Phase I clinical study to understand the pharmacokinetics (PK) and pharmacodynamics (PD) of cenderitide when delivered through continuous subcutaneous infusion. Under the terms of our agreement with Medtronic, Medtronic will fund costs of the Phase I trial, as well as  various manufacturing, analytical, and preclinical activities.

In March 2011, we plan to submit an investigational new drug application, or IND, relating to this planned Phase I clinical trial.  In the second quarter of 2011, we plan to initiate the placebo-controlled Phase I clinical trial designed to evaluate the PK and PD response of continuous subcutaneous infusion of cenderitide, as compared with a short term subcutaneous bolus injection, in chronic heart failure patients. Patients will receive either a subcutaneous bolus injection of cenderitide, or a 24 hour continuous infusion of cenderitide delivered through a Medtronic subcutaneous micro-needle pump. The primary purpose of the trial is to understand the subcutaneous dose required to achieve optimal steady-state plasma levels of cenderitide, as determined by previous i.v. studies.

Following completion of the subcutaneous Phase I PK/PD study, we plan to initiate a large Phase II double-blind, placebo-controlled, dose ranging study in post-acute patients. The Phase II study will evaluate the endpoints of cardiac remodeling, renal function, re-hospitalization and mortality in patients following 90 days of therapy. We expect to be able to initiate this Phase II study in 2012.

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

Intellectual Property, License and Collaboration Agreement

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

License Agreements

Cenderitide

On January 20, 2006, we entered into an exclusive, worldwide, royalty-bearing license agreement, or the cenderitide License Agreement, with Mayo Foundation for Medical Education and Research, or the Mayo Foundation, for the rights to issued patents, patent applications and know-how relating to the use of cenderitide in all therapeutic uses. We were also entitled to rights to improvements to cenderitide that arise out of the laboratory of Dr. John Burnett, the co-inventor of cenderitide, until January 19, 2009.

Under the terms of the cenderitide License Agreement, we paid the Mayo Foundation an up-front cash payment and reimbursed it for past patent expenses.  We issued to the Mayo Foundation 1,379,419 shares of common stock. Additionally, we agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to cenderitide. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of cenderitide as well as for additional compounds or analogues contained in the intellectual property. In July 2008, we made a milestone payment of $400,000 to the Mayo Foundation upon the dosing of the first patient in a Phase II trial.  Based on the current stage of research we do not expect to make any milestone payments for the year ended December 31, 2011.   Pursuant to the cenderitide License Agreement, we will pay the Mayo Foundation an annual maintenance fee and a percentage of net sales of licensed products, as well as $50,000 per year for the consulting services of Dr. Burnett while serving as chairman of the Company’s Scientific Advisory Board.

In addition to the potential milestone payments discussed above, the cenderitide License Agreement requires us to issue shares of common stock to the Mayo Foundation for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000.  For the period from August 1, 2005 (inception) through December 31, 2010, the Company received $482,235 in grant income for which it has issued to the Mayo Foundation 63,478 shares (representing $182,236) of common stock.

The cenderitide License Agreement, unless earlier terminated, will continue in full force and effect until January 20, 2026.  However, to the extent any patent covered by the license is issued with an expiration date beyond January 20, 2026, the term of the agreement will continue until such expiration date.  Mayo may terminate the agreement earlier (i) for our material breach of the agreement that remains uncured after 90 days’ written notice to us, (ii) our insolvency or bankruptcy, or (iii) if we challenge the validity or enforceability of any of the patents in any manner.  We may terminate the agreement without cause upon 90 days’ written notice.

 Pursuant to our cenderitide license agreement with Mayo Foundation, we have exclusive rights to 3 issued U.S. patents and 3 pending U.S. patent applications, 16 issued foreign patents and 3 pending foreign applications, covering composition of matter and methods of use. These patents and patent applications cover cenderitide, and other similar natriuretic peptides, as well as methods of use of the peptides in the treatment of multiple cardiovascular and renal indications. The issued composition of matter patent expires in 2019 and, if allowed, the last of the pending U.S. patents would expire in 2028.

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

Under the terms of the CU-NP License Agreement, we made an up-front cash payment to the Mayo Foundation and agreed to make future contingent cash payments  up to an aggregate of $24.3 million upon achievement of specific clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase II clinical trial of the licensed product. This aggregate amount of $24.3 million is subject to increase upon the receipt of regulatory approval for each additional indication of CU-NP, as well as for additional compounds or analogues contained in the intellectual property. Based on the current stage of research the Company does not expect to make any milestone payments for the year ended December 31, 2011. Pursuant to the agreement, we must also pay the Mayo Foundation an annual maintenance fee and a percentage of net sales of licensed products.

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

Collaboration Agreement

In February 2011, we entered into a Clinical Trial Funding Agreement with Medtronic, Inc.  Pursuant to the agreement, Medtronic will provide the funding and equipment necessary for us to conduct our planned Phase I clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology.

Under the agreement, we have agreed not to enter into an agreement with a third party to develop or commercialize cenderitide or any drug/device combination developed under the agreement until the earlier of: (i) three months following delivery to Medtronic of a final database with respect to the Phase I trial; and (ii) 15 months after the date of the agreement.

The agreement provides that intellectual property conceived in or otherwise resulting from the performance of the Phase I clinical trial shall be jointly owned by us and Medtronic (the “Joint Intellectual Property”), and that we shall pay royalties to Medtronic based on the net sales of any Nile product, the manufacture, use or sale of which is covered or claimed in one or more issued patents constituting Joint Intellectual Property.  The agreement further provides that, if the parties fail to enter into a definitive commercial license agreement with respect to cenderitide, then each party shall have a right of first negotiation to license exclusive rights to any Joint Intellectual Property.

The agreement will remain in effect until the completion of the Phase I clinical trial unless terminated earlier by either party (i) if the other has materially breached its obligations thereunder, (ii) if the other party becomes subject to a bankruptcy or similar proceeding, (iii) for reasons related to the safety, efficacy, toxicity or formulation of cenderitide, or (iv) for a failure of the study to meet its endpoints.  Also, Medtronic may terminate the agreement without cause at any time upon 90 days written notice to us, in which event Medtronic shall be obligated to pay for any non-cancelable costs incurred by us prior to such termination.

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

Competition

We face significant competition from companies with substantial financial, technical, and marketing resources, which could limit our future revenues from sales of cenderitide and CU-NP. Our success will depend, in part, upon our ability to achieve market share at the expense of existing and future products in the relevant target markets. Existing and future products, therapies, technologies, technological innovations, and delivery systems will likely compete directly with our products.

The development and commercialization of new products to treat cardiovascular diseases is highly competitive, and there will be considerable competition from major pharmaceutical, biotechnology, and other companies. With respect to cenderitide, many therapeutic options are available for patients with ADHF, including, without limitation, nitroglycerine, inotropic agents, diuretics, as well as Natrecor®. Some of our competitors include, without limitation, Scios (a Johnson & Johnson company), Bayer, Merck, Zealand Pharma, and Novartis. We are not currently aware of other compounds being developed to treat ADHF patients in the post-acute period.

With respect to CU-NP, competitors would include many of the same companies included as competitors for cenderitide. Because of our intent to investigate the compound’s potential for chronic administration, additional competitors could include, without limitation, Teva Pharmaceuticals and Palatin Technologies.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, and manufacturing development, legal expenses resulting from intellectual property prosecution, contractual review, and other expenses relating to the design, development, testing, and enhancement of our product candidates R&D expenses for the years ended December 31, 2010 and 2009 were approximately $4.1 million and $4.5 million, respectively.

Employees

As of December 31, 2010, we had one full-time and two part-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are satisfactory.

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

Risks Relating to Our Business

We need substantial additional funding before we can complete the development of our product candidates. If we are unable to raise additional capital, we will be forced to delay, reduce or eliminate our product development programs and may not have the capital required to otherwise operate our business.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue to develop cenderitide, our lead product candidate, and initiate clinical development of CU-NP, our second product candidate. In addition, our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, requires that we perform additional studies to those that we currently anticipate, and the timing of any potential product approval may be delayed. Other than our cash on hand, we currently have no commitments or arrangements for any additional financing to fund the research and development of our product candidates. We have not generated any product revenues, and do not expect to generate any revenues until, and only if, we receive approval to sell our drug candidates from the FDA and other regulatory authorities for our product candidates. As of December 31, 2010, we had cash and cash equivalents totaling $3.4 million. During the fiscal year ended December 31, 2010, we used net cash totaling $4.3 million in operating activities. We expect our negative cash flows from operations to continue for the foreseeable future and beyond potential regulatory approval and any product launch. Based on our current development plans, including our planned Phase I PK/PD study of cenderitide, we anticipate that our current resources will be sufficient to fund our operations beyond the fourth quarter of 2011. We will need substantial additional capital in order to complete this Phase I study and fund the next clinical study of cenderitide, which we anticipate would be a larger Phase II double-blind, placebo-controlled, dose ranging study in post-acute ADHF patients.

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

Our forecasts regarding our beliefs of the sufficiency of our financial resources to support our operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, cost and results of our research and development activities, especially our planned Phase I clinical trial of cenderitide;

•	the costs and timing of regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;

•	the cost and timing of completion of clinical and commercial-scale outsourced manufacturing activities; and

•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

We are largely dependent on the viability of cenderitide, our lead product candidate, and we cannot be certain it will receive regulatory approval to be commercialized.

We will need FDA approval to market and sell cenderitide in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a new drug application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, or administrative action or changes in FDA policy that occur prior to or during our regulatory review.

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

We are substantially dependent on our relationship with the Mayo Foundation, from which we license the rights to both of our cenderitide and CU-NP drug candidates. If requirements under our license agreements are not met, we could suffer significant harm, including losing rights to our drug candidates.

Our rights to our cenderitide and CU-NP drug candidates are both derived from separate license agreements between us and the Mayo Foundation. Our business depends substantially on these agreements to maintain the intellectual property rights to both our product candidates. These license agreements require us to perform certain obligations that affect our rights under these licensing agreements, including making cash payments upon the achievement of certain milestones relating to the development of each product candidate. Both of these agreements last either throughout the life of the patents, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product. If we fail to comply with our obligations in our license agreements with the Mayo Foundation, we could lose important patent and other intellectual property rights which are critical to our business.

In addition, we are responsible for the cost of filing and prosecuting certain patent applications and maintaining certain issued patents licensed to us. If we do not meet our obligations under our license agreements in a timely manner, we could lose the rights to our proprietary technology.

Finally, we may be required to obtain licenses to patents or other proprietary rights of third parties in connection with the development and use of our product candidates and technologies. Licenses required under any such patents or proprietary rights might not be made available on terms acceptable to us, if at all.

Each of our product candidates is in an early stage of development.

Each of our two product candidates, cenderitide and CU-NP, is in an early stage of development and requires extensive clinical testing before it will be approved by the FDA or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. We cannot predict with any certainty the results of such clinical testing, including the results of our planned Phase I clinical trial of cenderitide in ADHF. We cannot predict with any certainty if, or when, we might commence any such clinical trials or whether such trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agency.

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

Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this prospectus:

•	the need to obtain regulatory approval of our two product candidates, cenderitide and CU-NP;

•	delays in the commencement, enrollment, and timing of clinical testing;

•	the success of our clinical trials through all phases of clinical development;

•	the success of clinical trials of our cenderitide and CU-NP product candidates or future product candidates;

•	any delays in regulatory review and approval of our product candidates in clinical development;

•	our ability to receive regulatory approval or commercialize our products within and outside the United States;

•	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	market acceptance of our product candidates;

•	our ability to establish an effective sales and marketing infrastructure once our products are commercialized;

•	competition from existing products or new products that may emerge;

•	the impact of competition in the market in which we compete on the commercialization of cenderitide and CU-NP;

•	guidelines and recommendations of therapies published by various organizations;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	our ability to maintain adequate insurance policies;

•	our dependency on third parties to formulate and manufacture our product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	the level of experience in running a public company of our senior management who are relatively new to their current roles as managers of a public company.

We have a history of net losses, expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

For the years ended December 31, 2010 and 2009, respectively, we had a net loss of $6.0 million and $7.9 million. Since our inception on August 1, 2005, through December 31, 2010, we have accumulated a deficit of $39.9 million and have stockholders’ equity of $2.6 million. We expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future, as we:

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

We are substantially dependent on the services of Two River and other consultants.

We have only three employees — Richard Brewer, our Executive Chairman; Daron Evans, our Chief Financial Officer; and Hsiao Lieu, our Vice President of Clinical Development. We currently rely heavily on Two River to render various other management, clinical development, regulatory, operational and administrative activities and services for us. We also rely in substantial part, and for the foreseeable future will continue to rely, on certain independent organizations and consultants to provide other important services, including substantially all aspects of regulatory approval, clinical management, and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.

The relationships between Two River Consulting, Riverbank Capital Securities and certain of our officers and directors may present potential conflicts of interest.

Arie S. Belldegrun and Joshua A. Kazam, each of whom are currently directors of our company, and David M. Tanen, a co-founder, director and secretary of our company until September 2009, are the managing members of Two River Consulting, LLC, or Two River. Since June 2009, Mr. Kazam has also served as our President and Chief Executive Officer. In July 2009, we entered into a services agreement with Two River pursuant to which it performs various management, clinical development, operational and administrative activities and services for us.  The terms of the services agreement were reviewed and approved by a special committee of our Board of Directors consisting of independent, disinterested directors.  As consideration for the services provided under the services agreement, we pay Two River a monthly cash fee of $65,000. In addition, upon entering into the services agreement, we issued to designees of Two River (excluding Dr. Belldegrun and Messrs. Kazam and Tanen) stock options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.89 per share. Twenty-five percent of the stock options vested immediately and the remaining 75% were scheduled to vest pursuant to the achievement of certain milestones relating to the clinical development of cenderitide.  On January 3, 2011, the final block of stock options vested. Of the 750,000 stock options issued, 535,172 stock options vested and the remaining 214,828 stock options were forfeited.  Also, in connection with an August 2010 amendment extending the term of the services agreement with Two River, we issued to designees of Two River (excluding Dr. Belldegrun and Messrs. Kazam and Tanen) fully-vested and immediately-exercisable stock options to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.38 per share.   Each of Messrs. Kazam and Tanen, as well as Peter M. Kash, the chairman of our Board of Directors, are also officers and directors of Riverbank Capital Securities, Inc., or Riverbank, a registered broker-dealer, which served as placement agent in connection with our July 2009 private placement. Scott L. Navins, the Financial and Operations Principal of Riverbank, serves as our Treasurer.

Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. We believe that the terms of the agreements that we have entered into with Two River and Riverbank satisfy the requirements of Delaware law, but in the event one or more parties challenges the fairness of such terms we may have to expend substantial resources in resolving such challenges and can make no guarantees of the result. Further, none of our affiliates or Two River is obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and the investors should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or Two River in the future will be made available to us. In addition, certain of our current officers and directors or certain of any officers or directors hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with our own.

Our Executive Chairman and our CEO provide their services on a part-time basis and significant other services are currently being rendered by outside consultants. If we are unable to hire additional qualified personnel in the future, our ability to grow our business may be harmed.

Although we currently engage Two River to provide personnel to perform a variety of management, clinical development and other services on our behalf on a consulting basis, we expect to directly hire employees, including at the senior management level, in the future as we further the development of our clinical programs. In addition, Joshua Kazam, our current President and Chief Executive Officer, provides his services to us on a part-time, non-employee basis, and Richard Brewer, our Executive Chairman, provides his services as a part-time employee. As we further the development of our product candidates, we intend to hire employees to perform the services currently being rendered by Two River. Accordingly, our ability to attract and retain qualified personnel will be critical to managing and growing our business in the future, especially the hiring and retention of key executive personnel and scientific staff. There is intense competition and demand for qualified personnel in our area of business and no assurances can be made that we will be able to retain the personnel necessary for the development of our business on commercially reasonable terms, if at all.

We may not be able to manage our growth.

Should we achieve our near-term milestones, such as completion of our planned Phase I clinical trial of cenderitide with positive data, of which no assurance can be given, our long-term viability will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We face potential product liability exposure, and if claims are brought against us or if we are found liable, we may incur substantial liability for a product candidate and may have to limit its commercialization.

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

Our directors, officers, and principal stockholders beneficially own approximately 35% of our outstanding common stock. Accordingly, our executive officers, directors, and principal stockholders will have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

Recent turmoil in the financial markets and the global recession has adversely affected and may continue to adversely affect our industry, business and ability to obtain financing.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions leading to decreased spending by businesses and consumers alike.  Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, including our ability to refinance any maturing liabilities and access the capital markets to meet liquidity needs. If the conditions in the U.S. and world economic markets remain uncertain or continue to be volatile, or if they deteriorate further, our industry and business may be adversely affected.

Risks Relating to the Clinical Testing, Regulatory Approval, Manufacturing
and Commercialization of Our Product Candidates

If clinical trials of our cenderitide and CU-NP product candidates or future product candidates do not produce results necessary to support regulatory approval in the United States or elsewhere or if they show undesirable side effects, we will be unable to commercialize these product candidates.

To receive regulatory approval for the commercial sale of cenderitide, CU-NP or any other product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. In addition, the results of our clinical trials may show that our product candidates may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities.

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

Our failure to adequately demonstrate the efficacy and safety of cenderitide, CU-NP or any other product candidates would prevent regulatory approval and, ultimately, the commercialization of that product candidate.

Delays in the commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment, and completion of clinical testing could also significantly affect our product development costs. We do not know whether our planned Phase I clinical trial of cenderitide will be completed on schedule or at all. Thereafter, subject to the results of our planned Phase I trial, we do not know whether further planned clinical trials for cenderitide will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates, may be required to withdraw from a clinical trial as a result of changing standards of care, or may become ineligible to participate in clinical studies.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, particularly for our cenderitide and CU-NP product candidates, we or our development partners, if any, may be delayed in obtaining, or may not be able to obtain, marketing approval for these product candidates. Based upon our discussions with the FDA, we intend to conduct clinical programs for each of our cenderitide and CU-NP product candidates. We may not be able to obtain approval for indications that are as broad as intended, or we may be able to obtain approval only for indications that are entirely different than those indications for which we sought approval.

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

As the results of earlier clinical trials are not necessarily predictive of future results, cenderitide, CU-NP or any other product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Even if our clinical trials are completed as planned, including our planned Phase I clinical trial of cenderitide, we cannot be certain that their results will support the claims of our product candidates. Positive results in pre-clinical testing and early clinical trials does not ensure that results from later clinical trials will also be positive, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. A number of companies in the pharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase III clinical trials, even after seeing promising results in earlier clinical trials.

Our clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials to date involve a small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

Despite the results reported in earlier clinical trials for our product candidates, we do not know whether any Phase II, Phase III or other clinical programs we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates.

If we do not establish strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products or product candidates.

An element of our business strategy includes potentially partnering with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates, including the cash and other resources we need for such development and potentially commercialization. We intend to enter into potential strategic partnerships with third parties to develop and commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. We face significant competition in seeking appropriate strategic partners, and these potential strategic partnerships can be intricate and time consuming to negotiate and document. In addition, the early development stage of our product candidates may make it more difficult for us to identify and secure a strategic partner because of the additional risks inherent in early stage technologies. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any potential strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

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

Our collaboration agreement with Medtronic may limit our ability to enter into a collaboration, co-development or similar agreement with other potential strategic partners relating to the development of cenderitide.

In February 2011, we entered into an agreement with Medtronic, Inc. pursuant to which we and Medtronic are collaborating on a Phase I clinical trial in which cenderitide will be administered to heart failure patients in the post-acute setting using Medtronic’s diabetes pump technology.  Under the terms of our agreement with Medtronic, we have agreed not to enter into an agreement with a third party to develop or commercialize cenderitide or any drug/device combination developed under our Medtronic collaboration agreement until the earlier of: (i) three months following delivery to Medtronic of a final database with respect to the planned Phase I clinical trial; and (ii) 15 months after the date of the agreement.  Accordingly, we may be required to forego opportunities with other strategic partners in the pharmaceutical, biotechnology or medical device industries during such period.

Our product candidates use novel alternative technologies and therapeutic approaches, which have not been widely studied.

Our product development efforts focus on novel alternative technologies and therapeutic approaches that have not been widely studied. These approaches and technologies may not be successful. We are applying these approaches and technologies in our attempt to discover new treatments for conditions that are also the subject of research and development efforts of many other companies.

Our drug development programs depend upon third-party researchers who are outside our control.

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

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We currently, and intend in the future to, contract with one or more manufacturers to manufacture, supply, store, and distribute drug supplies for our clinical trials. If any of our product candidates receive FDA approval, we will rely on one or more third-party contractors to manufacture supplies of our drug candidates. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
We may be unable to identify manufacturers needed to manufacture our product candidates on acceptable terms or at all, because the number of potential manufacturers is limited, and subsequent to approval of a new drug application, or NDA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•
Some of the raw materials needed to manufacture our product candidates are available from a very limited number of suppliers. Although we believe we have good relationships with these suppliers, we may have difficulty identifying alternative suppliers if our arrangements with our current suppliers are disrupted or terminated.

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

If any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by such product candidates:

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

Even if our product candidates receive regulatory approval in the United States, we may never receive approval or commercialize our product candidates outside of the United States.

In order to market and commercialize any product candidate outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. For example, European regulatory authorities generally require a trial comparing the efficacy of the new drug to an existing drug prior to granting approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. Such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have greater financial resources, marketing capabilities, and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies, and research organizations actively engaged in research and development of products which may target the same indications as our product candidates. We expect any future products and product candidates we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects, and convenience of treatment procedures. One or more of our competitors may develop products based upon the principles underlying our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us, or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us.

Competitors may seek to develop alternative formulations of our product candidates that address our targeted indications. The commercial opportunity for our product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our product candidates. Compared to us, many of our potential competitors have substantially greater:

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

Developments by competitors may render our product candidates or technologies obsolete or non-competitive.

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

The commercial viability of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance among physicians, the medical community, and patients, and coverage and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

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

Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. Given the number of recent high-profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the proposal of new legislation addressing drug safety issues. If enacted, any new legislation could result in delays or increased costs during the period of product development, clinical trials, and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us to conduct costly studies or increase the time for us to become profitable. For example, any labeling approved for cenderitide, CU-NP, or any other product candidates may include a restriction on the term of its use, or it may not include one or more of our intended indications.

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

Our ability to generate significant sales of our products depend on the availability of adequate coverage and reimbursement from third-party payors. Healthcare providers that purchase medicine or medical products for treatment of their patients generally rely on third-party payors to reimburse all or part of the costs and fees associated with the products. Adequate coverage and reimbursement from governmental, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products.

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

Our commercial viability will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We license certain patent and other intellectual property rights that covers our product candidates from the Mayo Foundation. We rely on the Mayo Foundation to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by the Mayo Foundation have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would also be subject to the cooperation of the third parties.

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

Our viability also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

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

We have received notice from the Nasdaq Stock Market that we are not in compliance with one of its continued listing requirements, which may result in the delisting of our common stock from the Nasdaq Capital Market.

Our common stock is currently listed for trading on the Nasdaq Capital Market, and the continued listing of our common stock on the Nasdaq Capital Market is subject to our compliance with a number of listing standards. On June 1, 2010, we received notice from Nasdaq informing us that that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which requires that our common stock maintain a minimum closing bid price of $1.00. In accordance with Nasdaq rules, we were afforded a period of 180 days, or until November 29, 2010, in which to regain compliance with the minimum closing bid price requirement. We did not regain compliance with this requirement by November 29, 2010 and, accordingly, on November 30, 2010, we received notice from Nasdaq informing us that our common stock would be subject to delisting unless we requested a hearing before a Nasdaq Listing Qualifications Panel.  Upon our request, a hearing before the panel was held on January 6, 2011.  At the hearing, we presented a plan to regain compliance with the minimum closing bid price requirement and requested that the panel grant us additional time within which to regain compliance.  The panel rendered its decision on March 1, 2011, granting us until May 31, 2011 to regain compliance with the minimum closing bid price requirement.  Nasdaq rules do not permit any further extension beyond May 31, 2011.  Accordingly, unless we regain compliance with Rule 5550(a)(2) by such date, we expect that our common stock will be delisted from the Nasdaq Capital Market.

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

Further, if we are delisted from the Nasdaq Capital Market and do not obtain a listing on another national securities exchange, our common stock will be considered a “penny stock” under applicable SEC rules if it trades at a price of less than $5.00 per share. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Broker-dealers also must provide customers that hold penny stocks in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, he or she may be able to cancel the purchase and get his or her money back. Because of these rules, there is typically less trading in penny stocks and many brokers simply choose not to participate in penny stock transactions. Accordingly, if our common stock becomes subject to the penny stock rules, the trading volume of our common stock may significantly decline and you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

We have never paid dividends and we do not anticipate paying dividends in the future.

We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

There may be additional issuances of shares of blank check preferred stock in the future.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, none of which are issued or currently outstanding. Our Board of Directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that is senior to the our common stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends, additional registration rights, anti-dilution protection, the right to the redemption to such shares, together with other rights, none of which will be afforded holders of our common stock.

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

The operational and other projections and forecasts that we may make from time to time are subject to inherent risks.

The projections and forecasts that our management may provide from time to time (including, but not limited to, those relating to timing, progress and anticipated results of the clinical development, regulatory processes, clinical trial timelines and any anticipated benefits of our product candidates) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from than those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this prospectus supplement should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

Our certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a change in our management team that stockholders may consider favorable.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that may have the effect of preserving our current management, such as:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	eliminating the ability of stockholders to call special meetings of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

These provisions could make it more difficult for our stockholders to effect our corporate policies, make changes in our Board of Directors and for a third party to acquire us, even if doing so would benefit our stockholders.

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

As our operations expand, we expect our space requirements and related expenses to increase.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened legal proceedings against us.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Capital Market, or the NASDAQ, under the trading symbol “NLTX”. Set forth below are the high and low bid or sale prices for our common stock by quarter for the fiscal years ended December 31, 2010 and 2009, respectively, as reported by the NASDAQ. Although our common stock is quoted on the NASDAQ, it has traded sporadically with minimal volume. The quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

	High	Low
Year ended December 31, 2010
First quarter	$1.50	$0.90
Second quarter	$1.09	$0.30
Third quarter	$0.80	$0.29
Fourth quarter	$0.79	$0.41

	High	Low
Year ended December 31, 2009
First quarter	$1.02	$0.28
Second quarter	$1.10	$0.25
Third quarter	$2.30	$0.89
Fourth quarter	$1.70	$1.18

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 4, 2011, we had 171 holders of record of common stock, not including those held in “street name.”

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

Overview

We are a development stage biopharmaceutical company in the business of commercially developing innovative products for the treatment of cardiovascular diseases. We currently have rights to develop two drug candidates:

•
Cenderitide (formerly CD-NP), our lead product candidate, is a chimeric natriuretic peptide that we are developing for the treatment of heart failure.  We plan to develop cenderitide for the treatment of patients for up to 90 days following admission for acutely decompensated heart failure, or ADHF. We also believe cenderitide may be useful in several other cardiovascular and renal indications.

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

We have no product sales to date and we will not generate any product revenue until we receive approval from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our lead product candidate, cenderitide. As we proceed with the clinical development of cenderitide and as we further develop CU-NP, our second product candidate, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from public and private sales of our equity and debt securities.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the years ended December 31, 2010 and 2009 were approximately $2.2 million and $3.4 million, respectively. The decrease of approximately $1.2 million over 2009 is primarily due to an approximately $0.7 million decrease in stock based compensation expense as a result of the accelerated vesting of stock options of a former executive in 2009.  Also, we had an approximately $0.2 million decrease in consulting costs due primarily to lower stock compensation resulting from forfeitures and lower valuations.  Additionally, there was an approximately $0.2 million decrease in occupancy costs due to the one-time payment made in 2009 to terminate our San Francisco office space lease and the resulting lower monthly lease payments for our San Mateo office in 2010.

Research and Development Expenses. R&D expenses for the years ended December 31, 2010 and 2009 were approximately $4.1 million and $4.5 million, respectively.  The decrease of approximately $0.4 million from 2009 is primarily due to a $0.5 million reduction in cenderitide related manufacturing expenses. Additionally, we had a decrease of approximately $0.2 million in R&D personnel expenses which was primarily attributable to our decision in the second quarter of 2009 to outsource significant R&D functions to a consultant instead of maintaining employees to perform such functions.  These decreases were partially offset by an approximately $0.3 million increase in clinical costs relating primarily to our Phase II study of cenderitide in patients with ADHF and mild to moderate renal dysfunction.

Cenderitide (formerly CD-NP). Although the development of cenderitide is still in its early stages, we believe that it has potential applications to treat heart failure. We expect to spend $2.0 to $2.5 million (net of funding from Medtronic) in fiscal 2011, of which $1.0 to $1.5 million will be external development costs relating to manufacturing and toxicology expenses. Our planned Phase I clinical trial and various manufacturing, analytical and preclinical expenses will be covered by Medtronic, Inc. pursuant to the terms of a February 2011 clinical trial funding agreement. The Phase I clinical trial is designed to evaluate the pharmacokinetics (PK) and pharmacodynamic (PD) response of continuous subcutaneous infusion of cenderitide, as compared with a short term subcutaneous bolus injection. Following completion of the subcutaneous Phase I PK/PD study, we plan to initiate a large Phase II double-blind, placebo-controlled, dose ranging study in post-acute patients following admission for ADHF. The Phase II study will evaluate the endpoints of cardiac remodeling, renal function, re-hospitalization and mortality in patients following 90 days of therapy. We expect to be able to initiate this Phase II study in 2012. Our strategy for further development of cenderitide will depend to a large degree on the outcome of these planned studies.  Our agreement with Medtronic does not cover any aspect of such Phase II study.

CU-NP.  Since acquiring our rights to CU-NP in June 2008, we have incurred a total of approximately $0.6 million through December 31, 2010.  CU-NP has only undergone preclinical studies and has yet to be studied in humans.  Based on our current development plans for CU-NP, we anticipate that we will expend a minimal amount on external development costs until we have obtained significant additional capital.

Our expenditures on current and future clinical development programs, particularly our cenderitide program, are expected to be substantial, particularly in relation to our available capital resources, and to increase.  However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

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

Interest Income. Interest income for the years ended December 31, 2010 and 2009 was approximately $20,377 and $47,200, respectively.  This decrease in interest income over 2009 is due to lower interest rates earned on cash in bank accounts, and lower average cash balances in 2010 than 2009 levels.

Other Income. On November 1, 2010, we were notified that we had been awarded a $244,479 grant under the Therapeutic Discovery Tax Credit program that was created as part of the Patient Protection and Affordable Care Act of 2010.  This program was designed to provide a tax credit or grant of up to 50% of eligible costs and expenses for the tax years of 2009 and 2010 for qualifying research and development expenses incurred for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in a new therapy, reduce health care costs, or represent a significant advance in finding a cure for human disease.  The grant awarded to us related to our R&D expenditures incurred in connection with our cenderitide program.  We received the funds granted in the fourth quarter of 2010.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for each of the last two fiscal years, and is intended to supplement the more detailed discussion that follows.  The amounts stated are expressed in thousands.

	December 31,
Liquidity and capital resources	2010	2009
Cash and cash equivalents	$3,378	$3,176
Working Capital	2,528	2,796
Stockholders' equity	2,597	2,982

			Period from Aug. 1, 2005
	Year ended December 31,		(inception) to
Cash flow data	2010	2009	Dec. 31, 2010
Cash provided by (used in):
Operating activities	$(4,318)	$(5,795)	$(28,055)
Investing activities	(2)	(34)	(472)
Financing activities	4,523	3,504	31,905
Net increase (decrease) in cash and cash equivalents	$203	$(2,325)	$3,378

Our total cash resources as of December 31, 2010 were $3.4 million compared to $3.2 million as of December 31, 2009. As of December 31, 2010, we had approximately $1.1 million in liabilities, and $2.5 million in net working capital.  We incurred a net loss of $6.0 million and had negative cash flow from operating activities of $4.3 million for the year ended December 31, 2010.  Since August 1, 2005 (inception) through December 31, 2010, we have incurred an aggregate net loss of approximately $39.9 million, while negative cash flow from operating activities has amounted to $28.1 million.  As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through December 31, 2010, we have financed our operations through public and private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at December 31, 2010, the clinical trial funding agreement with Medtronic, and the current plan of expenditure, which includes the new Phase I PK/PD study of cenderitide, we believe we have sufficient capital to fund our operations beyond the fourth quarter of 2011. We will need substantial additional capital in order to fund the next clinical study of cenderitide, which is expected to be a large Phase II double-blind, placebo-controlled, dose ranging study in post-acute patients. We expect to be able to initiate this Phase II study in 2012.

Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of our product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business. We will need additional capital to fund our operations beyond the first quarter of 2012.

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

The continuation of our business beyond 2011 is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, on acceptable terms or even at all, will increase our liabilities and future cash commitments.

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

CU-NP License Agreement

On June 13, 2008, we entered into a second license agreement with Mayo pursuant to which we acquired our rights to CU-NP. Under the terms of the agreement, Mayo granted to us a worldwide, exclusive license for the rights to commercially develop CU-NP for all therapeutic indications. We also have the rights to improvements to CU-NP and know-how that arise out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP and employees of the Mayo Clinic, until June 12, 2011.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2010.

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

Stock options or other equity instruments to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) issued as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically re-measured as the underlying options vest. The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

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

In the quarter ending March 31, 2009, with two years of employee performance and forfeiture history, we began to estimate forfeitures of performance-based stock options. Prior to December 31, 2008, we did not include an estimate for forfeitures in our compensation expenses on a quarterly basis. Instead, adjustments to the performance-based stock compensation expense for the full year were made in the fourth quarter at the time of performance assessment. Forfeiture rates for performance stock options vested in 2008, 2009 and 2010 were between 0% and 55%.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders
Nile Therapeutics, Inc.
San Mateo, California

We have audited the accompanying balance sheet of Nile Therapeutics, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from August 1, 2005 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Nile Therapeutics, Inc. for the period from August 1, 2005 (inception) through December 31, 2008 were audited by other auditors whose report dated March 10, 2009 expressed an unqualified opinion and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  Our opinion on the statements of operations, stockholders’ equity, and cash flows for the period from August 1, 2005 (inception) through December 31, 2010, insofar as it relates to the amounts for prior periods through December 31, 2008, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nile Therapeutics, Inc. (a development stage company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended and the period from August 1, 2005 (inception) through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York
March 14, 2011

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$3,378,155	$3,175,718
Prepaid expenses and other current assets	219,095	257,732

Total current assets	3,597,250	3,433,450

Property and equipment, net	16,765	27,486
Intangible assets, net	-	106,830
Other noncurrent assets	51,938	51,938

Total assets	$3,665,953	$3,619,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$332,380	$150,628
Accrued expenses and other current liabilities	652,275	402,772
Due to related party	84,430	84,154

Total current liabilities	1,069,085	637,554

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
34,629,794 and 27,085,824 shares issued and outstanding	34,630	27,086
Additional paid-in capital	42,492,432	36,853,767
Deficit accumulated during the development stage	(39,930,194)	(33,898,703)

Total stockholders' equity	2,596,868	2,982,150

Total liabilities and stockholders' equity	$3,665,953	$3,619,704

See accompanying notes to financial statements

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year ended December 31,		Period from
			August 1, 2005 (inception)
	2010	2009	through December 31, 2010

Grant income	$-	$-	$482,235

Operating expenses:
Research and development	4,080,884	4,466,536	25,858,940
General and administrative	2,212,669	3,417,174	14,209,431

Total operating expenses	6,293,553	7,883,710	40,068,371

Loss from operations	(6,293,553)	(7,883,710)	(39,586,136)

Other income (expense):
Interest income	20,377	47,194	787,959
Interest expense	-	-	(1,273,734)
Other income (expense)	241,685	(35,781)	141,717

Total other income (expense)	262,062	11,413	(344,058)

Net loss	$(6,031,491)	$(7,872,297)	$(39,930,194)

Basic and diluted loss per share	$(0.19)	$(0.31)

Weighted-average common shares outstanding	32,168,433	25,466,655

See accompanying notes to financial statements

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from
August 1, 2005 (inception) through December 31, 2010

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Issuance of stock options for services	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,902,298	-	1,902,298

Non-employee stock-based compensaton	-	-	(667)	-	(667)

Net loss				(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss				(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	5,103,618

Employee stock-based compensation	-	-	1,772,597	-	1,772,597

Non-employee stock-based compensation	-	-	473,584	-	473,584

Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,083,284	-	3,085,975

Warrants issued to placement agent in connection with private placement	-	-	201,200	-	201,200

Stock option and warrant exercises	245,025	245	217,228	-	217,473

Net loss				(7,872,297)	(7,872,297)

Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150

Employee stock-based compensation			1,142,552	-	1,142,552

Non-employee stock-based compensation	-	-	(19,249)	-	(19,249)

Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699

Stock option and warrant exercises	68,970	69	6,138	-	6,207

Net loss				(6,031,491)	(6,031,491)

Balance at December 31, 2010	34,629,794	$34,630	$42,492,432	$(39,930,194)	$2,596,868

See accompanying notes to financial statements

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Year ended December 31,		Period from
			August 1, 2005 (inception)
	2010	2009	through December 31, 2010
Cash flows from operating activities
Net loss	$(6,031,491)	$(7,872,297)	$(39,930,194)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,926	159,589	313,141
Stock-based compensation	1,123,303	2,246,181	9,499,133
Write-off of intangible assets	106,830	-	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	-	23,569	35,223
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	38,637	287,102	(219,095)
Other non-current assets	-	54,659	(51,938)
Accounts payable	181,752	(588,267)	332,380
Accrued expenses and other current liabilities	249,503	(183,484)	652,275
Due to related party	276	77,454	84,430

Net cash used in operating activities	(4,318,264)	(5,795,494)	(28,055,187)

Cash flows from investing activities
Purchase of property and equipment	(2,205)	(4,422)	(128,868)
Proceeds from sale of assets	-	2,500	2,500
Cash paid for intangible assets	-	(32,304)	(345,591)
Net cash used in investing activities	(2,205)	(34,226)	(471,959)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	6,207	217,473	223,680
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement	4,516,699	3,287,175	27,676,621

Net cash provided by financing activities	4,522,906	3,504,648	31,905,301

Net increase (decrease) in cash and cash equivalents	202,437	(2,325,072)	3,378,155
Cash and cash equivalents at beginning of period	3,175,718	5,500,790	-

Cash and cash equivalents at end of period	$3,378,155	$3,175,718	$3,378,155

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in sastisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors, in connection with private placement	$1,765,300	$2,872,000	$4,637,300
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

See accompanying notes to financial statements

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Financial Statements

1.  DESCRIPTION OF BUSINESS

Nile Therapeutics, Inc. (“Nile” or the “Company”) develops innovative products for the treatment of cardiovascular diseases. Nile’s lead compound is cenderitide (formerly CD-NP), a chimeric natriuretic peptide currently in clinical studies for the treatment of heart failure. The Company is also developing CU-NP, a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type Natriuretic Peptide (“CNP”) and the N- and C-termini of Urodilatin (“URO”).

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

2. BASIS OF PRESENTATION

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2010, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced net losses since its inception and has an accumulated deficit of approximately $39.9 million at December 31, 2010. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Cash resources as of December 31, 2010 were approximately $3.4 million, compared to $3.2 million as of December 31, 2009. Based on its resources at December 31, 2010, the clinical trial funding agreement with Medtronic (see Note 15) and the current plan of expenditure of $2.0 to $2.5 million (net of funding from Medtronic) on the continuing development of current products which includes a new Phase I study of cenderitide, the Company believes that it has sufficient capital to fund its operations beyond the fourth quarter of 2011. The Company will need to raise additional capital to continue operations beyond the first quarter of 2012. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its compounds to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

(b) Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition pursuant to ASC 805-40-25.1, which provides that the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.”  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, Old Nile is considered the acquirer in a reverse acquisition.

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

Because the Merger was accounted for as a reverse acquisition under Generally Accepted Accounting Principals (“ GAAP”),  the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

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

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Financial Statements

(c) Property and Equipment

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

(d) Intangible Assets and Intellectual Property

Intangible assets consist of costs related to acquiring patents and to prosecuting and maintaining intellectual property rights, and are amortized using the straight-line method over the estimated useful lives. Beginning in 2008, the Company changed its estimate of the expected useful life of its recorded intangibles from twenty years to three years. The Company believes that a three year useful life better reflects the uncertainty of the future benefit of the patent assets. The change in the useful life of the Company’s patent assets did not have a material effect on the Company’s financial position or results of operations. Certain costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred.

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

 (e) Impairment or Disposal of Long-lived Assets

The Company evaluates its long-lived assets, primarily its intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. On January 16, 2009, the Company announced that it will focus resources on the development of its natriuretic peptide franchise, including cenderitide which is in Phase II development for acute heart failure, and CU-NP which is a pre-clinical compound. The Company terminated the 2NTX-99 program and returned the rights to the molecule to Dr. Cesare Casagrande. As such, the Company recorded an impairment of the intangibles related to 2NTX-99 of approximately $48,000 in the first quarter of 2009, which is included in research and development expense in the accompanying Statement of Operations for the year ended December 31, 2009.

(f) Fair Value of Financial Instruments

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

Common stock, stock options or other equity instruments issued to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model.  The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

 (k) Loss per Common Share

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

Potentially dilutive securities include:

	December 31, 2010	December 31, 2009
Warrants to purchase common stock	-	886,149
Options to purchase common stock	2,818,970	1,658,063
Total potentially dilutive securities	2,818,970	2,544,212

For the years ending December 31 2010, and 2009, 10,610,418 and 5,916,463 warrants and options have been excluded from the computation of the dilutive earnings per share, respectively, as their exercise prices are greater than the 100 day moving average market price per common share as of February 1, 2010, and February 18, 2009, respectively.

 (l) Comprehensive Loss

The Company has no components of other comprehensive loss other than its net loss, and accordingly, comprehensive loss is equal to net loss for all periods presented.

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Financial Statements

(m) Income Taxes

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

(n) Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard, which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this accounting standard on its financial statements, however the Company does not believe it will have a significant impact.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and 2009 consist of the following:
	2010	2009

Computer equipment	$30,340	$28,135
Office furniture and equipment	38,521	38,521
Total property and equipment	68,861	66,656
Accumulated depreciation	(52,096)	(39,170)
Total property and equipment, net	$16,765	$27,486

Depreciation expense related to property and equipment for the years ended December 31, 2010 and 2009 totaled $12,926 and $24,566, respectively, and $61,454 for the period from August 1, 2005 (inception) to December 31, 2010.

6. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

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

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Financial Statements

License Agreements

Cenderitide (formerly CD-NP)

On January 20, 2006, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the Cenderitide License Agreement, with Mayo Foundation for Medical Education and Research (“Mayo”) for the rights to issued patents, patent applications and know-how relating to the use of cenderitide in all therapeutic indications.  The Company was also entitled to rights to improvements to cenderitide that arise out of the laboratory of Dr. John Burnett, the co-inventor of cenderitide, until January 19, 2009.

Under the terms of the Cenderitide License Agreement, the Company paid Mayo an up-front cash payment, reimbursed it for past patent expenses and issued to Mayo 1,379,419 shares of common stock. Additionally, the Company agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to cenderitide. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of cenderitide as well as for additional compounds or analogues contained in the intellectual property. In July 2008, the Company made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial.  Based on the current stage of research the Company does not expect to make any milestone payments for the year ended December 31, 2011.   Pursuant to the Cenderitide License Agreement, the Company will pay Mayo an annual maintenance fee and a percentage of net sales of licensed products, as well as $50,000 per year for the consulting services of Dr. Burnett while serving as chairman of the Company’s Scientific Advisory Board.

In addition to the potential milestone payments discussed above, the Cenderitide License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000.  For the period from August 1, 2005 (inception) through December 31, 2010, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares (representing $182,235) of common stock.

The Cenderitide License Agreement, unless earlier terminated, will continue in full force and effect until January 20, 2026.  However, to the extent any patent covered by the license is issued with an expiration date beyond January 20, 2026, the term of the agreement will continue until such expiration date.  Mayo may terminate the agreement earlier (i) for the Company’s material breach of the agreement that remains uncured after 90 days’ written notice, (ii) the Company’s insolvency or bankruptcy, or (iii) if the Company challenges the validity or enforceability of any of the patents in any manner.  The Company may terminate the agreement without cause upon 90 days’ written notice.

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

Under the terms of the CU-NP License Agreement, the Company made an up-front cash payment to Mayo and agreed to make future contingent cash payments  up to an aggregate of $24.3 million upon achievement of specific clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase II clinical trial of the licensed product. This aggregate amount of $24.3 million is subject to increase upon the receipt of regulatory approval for each additional indication of CU-NP, as well as for additional compounds or analogues contained in the intellectual property. Based on the current stage of research the Company does not expect to make any milestone payments for the year ended December 31, 2011. Pursuant to the agreement, the Company must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products.

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

The CU-NP License Agreement, unless earlier terminated, will continue in full force and effect until June 13, 2028.  However, to the extent any patent covered by the license is issued with an expiration date beyond June 13, 2028, the term of the agreement will continue until such expiration date. Mayo may terminate the agreement earlier (i) for the Company’s material breach of the agreement that remains uncured after 90 days written notice, (ii) the Company’s insolvency or bankruptcy, (iii) if the Company challenges the validity or enforceability of any of the patents in any manner, or (iv) or upon receipt of notice from the Company that it has terminated all development efforts under the agreement. The Company may terminate the agreement without cause upon 90 days’ written notice.

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

7. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Accrued compensation and related benefits	$23,775	$52,232
Accrued research and development expense	623,500	341,207
Accrued other expense	5,000	9,333

Total accrued liabilities	$652,275	$402,772

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

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Financial Statements

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

The table below summarizes all outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2010.

Grant Date	Warrants Issued	Exercise Price Range	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
9/11/2007	168,377	$2.71	$2.71	9/11/2012	-	168,377
3/26/2008	206,912	$2.71	$2.71	9/11/2012	-	206,912
7/15/2009	2,909,695	$1.25-2.28	$1.64	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	$0.94	$0.94	4/20/2015	-	2,632,500
	5,917,484		$1.50		5,000	5,912,484

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

A summary of the status of the options issued under the Plan at December 31, 2010, and information with respect to the changes in options outstanding is as follows:

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Financial Statements

	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value

Balance at January 1, 2006	5,310,766	206,910	$0.09
Options granted under the Plan	(2,802,329)	2,802,329	$2.85
Options forfeited	96,558	(96,558)	$0.84

Balance at December 31, 2007	2,604,995	2,912,681	$2.72
Options granted under the Plan	(1,152,588)	1,152,588	$4.09
Options forfeited	87,500	(87,500)	$4.45

Balance at December 31, 2008	1,539,907	3,977,769	$3.08
Options granted under the Plan	(2,015,148)	2,015,148	$1.17
Options exercised		(240,025)	$0.88
Options forfeited	1,311,490	(1,311,490)	$3.45

Balance at December 31, 2009	836,249	4,441,402	$2.22
Shares authorized for issuance	3,982,324
Options granted under the Plan	(2,800,000)	2,800,000	$0.35
Options exercised	-	(68,970)	$0.09
Options forfeited	249,278	(249,278)	$1.62
Balance at December 31, 2010	2,267,851	6,923,154	$1.52	$1,172,081

Exercisable at December 31, 2010		4,493,844	$1.97	$378,423

During the three months ended March 31, 2009, the Company granted options in lieu of accrued performance cash bonuses (“Cash Bonus Options”). Employees received a certain amount of options in exchange for up to 50% of their accrued performance cash bonus. The Company estimated the fair value of these options to be equal to the amount of cash bonus exchanged for the options divided by the number of options granted. The options were 100% vested on the date of the grant, January 16, 2009. In addition, employees were given the option of exchanging the remaining 50% of their performance cash bonus for 50% more options than were exchanged for the first 50% of their performance cash bonus. An additional $23,293 in compensation costs was expensed in the first quarter as a result of this incremental incentive to preserve the Company’s cash.

Excluding Cash Bonus Options, for the year ended December 31, 2010, the Company estimated the fair value of each option award granted to employees using the Black-Scholes option-pricing model and the following assumptions for the year ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Expected volatility	90% to 98%	117% to 123%
Expected term	3 years	3 years
Dividend yield	0%	0%
Risk-free interest rates	1%	1.4% to 1.7%

The valuation assumptions were determined as follows:

•	Expected volatility – Management determined the expected volatility by using a weighted average of selected peer companies.

•
Expected term – The expected term of the awards represents the period of time that the awards are expected to be outstanding. Management considered historical data and expectations for the future to estimate employee exercise and post-vest termination behavior.

•	Dividend yield – The estimate for annual dividends is zero, because the Company has not historically paid dividends and does not intend to in the foreseeable future.

•	Risk-free interest rates - The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Financial Statements

Share-based compensation is recognized only for those awards that are ultimately expected to vest, therefore, the Company has applied an estimated forfeiture rate of 25% to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

Employee stock-based compensation costs for the year ended December 31, 2010 and 2009 and for the cumulative period from August 1, 2005 (inception) through December 31, 2010, are as follows:

			Period from
	Year ended December 31,		August 1, 2005 (inception)
	2010	2009	through December 31, 2010

General and administrative	$826,040	$1,507,938	$6,187,028
Research and development	316,512	146,907	1,073,847

Total	$1,142,552	$1,654,845	$7,260,875

The following table summarizes information about stock options outstanding at December 31, 2010:

	Outstanding			Exercisable
		Weighted-			Weighted-
Range of		Average			Average
Exercise		Remaining	Weighted-Average	Total	Exercise
Prices	Shares	Contractual Life	Exercise Price	Shares	Price
$0.09 to $0.93	3,799,718	7.97	$0.49	1,693,468	$0.59
$1.14 to $2.71	2,487,087	5.60	$2.33	2,276,253	$2.41
$4.45 to $5.75	636,349	6.33	$4.54	524,123	$4.55
Total	6,923,154	7.00	$1.52	4,493,844	$1.97

The fair value of shares vested under the Plan for the year ended December 31, 2010 and 2009 and for the period from August 1, 2005 (inception) through December 31, 2010 were $1,546,869, $2,394,048, and $5,727,031 respectively.

Certain employees have been granted performance-based stock options that are subject to forfeiture based on the failure to achieve specified goals. The Company analyzed two years of annual performance measurements, and, based on that analysis, estimated forfeiture rates on performance-based stock options for future periods. For the cumulative period from August 1, 2005 (inception) through December 31, 2010, employees forfeited 379,617 shares related to performance-based options, which had a fair value of $643,094. During the year ended December 31, 2009, employment stock options and performance-based stock options relating to 894,271 shares, which had a fair value of $2,182,485, were forfeited as a result of the corporate lay-offs. Based on the forfeiture rates of the performance-based stock options, the Company estimates that options relating to an additional 24,612 shares of common stock will be forfeited in the future. The estimated compensation cost of these forfeited shares is $37,491.

In addition, pursuant to the terms of a separation agreement of a former executive dated June 10, 2009, the Company accelerated the vesting of 329,857 shares subject to a stock option, resulting in additional stock compensation expense of approximately $676,000 during the year ended December 31, 2009. The Company also agreed to extend to June 10, 2014 the exercise period relating to the vested stock options owned by the former executive. This extended exercise period did not result in any incremental stock compensation cost required to be recorded. In total, the former executive has stock options to purchase 1,381,202 shares of common stock at a weighted average exercise price of $2.51 per share.

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Financial Statements

During the year ended December 31, 2009, in accordance with the terms of a separation agreement with a former member of the Company’s Board of Directors, the Company accelerated the vesting of 123,334 shares subject to a stock option, resulting in additional compensation expense of approximately $159,515.

At December 31, 2010, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $561,406, which is expected to be recognized over a weighted-average vesting period of 1.7 years. This unrecognized estimated employee compensation cost does not include $37,491 in management estimated forfeitures of performance-based stock options.

Common stock, stock options or other equity instruments issued to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically re-measured as the underlying options vest.  The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

On June 24, 2009, in conjunction with a services agreement, the Company issued to named employees of Two River Consulting, LLC (“TRC”) stock options to purchase 187,500 shares of common stock that vested on issuance and have a fair-value of $116,309; and stock options to purchase 562,500 shares that vest based on the achievement of certain milestones and have an estimated fair-value of $363,028. TRC is an entity controlled by two of the Company’s officers and directors.  For the year ended December 31, 2009, the Company recorded an expense of $326,563 related to these options. For the year ended December 31, 2010, the Company recorded an expense of ($9,792) related to these options. In total, options to purchase 535,172 shares vest in conjunction with the services agreement.

On August 12, 2010, in conjunction with an amended services agreement, the Company issued to named employees of TRC stock options to purchase 250,000 shares of the Company’s common stock that were fully vested on issuance and had an estimated fair value of $82,200 that was expensed on the date of grant.

Stock-based compensation costs incurred for services by non-employees for the year ended December 31, 2010 and 2009, and for the cumulative period from August 1, 2005 (inception) through December 31, 2010 totaled ($19,249), $473,584, and $477,355, respectively. These amounts were included in research and development expense in the accompanying Statements of Operations.

In addition to the options issued under the Plan, in September 2007 the Company issued fully vested options to purchase 593,750 shares outside of the Plan to a former executive of the Company pursuant to his separation agreement. The options were issued at an exercise price of $2.71 per share.

11. 401(k) SAVINGS PLAN

On April 1, 2007, the Company adopted a 401(k) savings plan (the “401(k) Plan”) for the benefit of its employees. Under the 401(k) Plan the Company is required to make contributions equal to 3% of eligible compensation for each eligible employee whether or not the employee contributes to the 401(k) Plan. The Company recorded compensation expenses of $0, $5,921 and $21,947 for the years ended December 31, 2010 and 2009 and for the cumulative period from August 1, 2005 (inception) through December 31, 2010, respectively.  As of  December 31, 2010, the Company has fully funded the 401(k) Plan.

12. INCOME TAXES

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities, based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The income tax returns of the Company are subject to examination by federal and state taxing authorities. Such examination could result in adjustments to net income or loss, which changes could affect the income tax liabilities of the Company. The Company’s tax returns are open for inspection for the five years ended December 31, 2010.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2010, 2009 and the period from August 1, 2005 (inception) through December 31, 2010 and as of December 31, 2010 and 2009, had no amounts accrued for interest and penalties.

At December 31, 2010, the Company had no federal income tax expense or benefit but did have federal tax net operating loss carry-forwards of approximately $11,237,988, and an R&D credit carry-forward of $1,120,864. The federal net operating loss carry-forwards will begin to expire in 2026, unless previously utilized.

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Financial Statements

Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2010 are shown below.  A valuation allowance of $15,272,163 has been established to offset the net deferred tax assets at December 31, 2010, as realization of such assets is uncertain.

	For Years Ended December 31,
	2010	2009

Deferred tax assets
Research tax credit	$1,120,864	$935,172
Net operating loss carry forwards	11,237,988	8,484,156
Others	2,913,311	2,546,676

Total deferred tax asset	15,272,163	11,966,004

Deferred tax liability	-	-

Total net deferred tax asset	15,272,163	11,966,004
Valuation allowance	(15,272,163)	(11,966,004)

Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal and California state jurisdictions, which returns are generally subject to examination by federal authorities for all tax years from 2007 to present and by California authorities from 2006 to present.

13. RELATED PARTIES

On June 24, 2009, the Company entered into a services agreement with TRC to provide various clinical development, operational and administrative services to the Company for a period of one year.  Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, who was appointed to serve as a member of the Company’s Board of Directors on September 24, 2009, are each partners of TRC.  David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the services agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors.  None of the members of the special committee has any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company will pay to TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009.Twenty-five percent of the stock options vested immediately and the remaining 75% were scheduled to vest pursuant to the achievement of certain milestones relating to the clinical development of cenderitide. On January 3, 2011, the final block of stock options vested. Of the 750,000 original stock options issued, 535,172 stock options vested with a total fair value of $353,976. On August 12, 2010, the special committee of the Company’s Board of Directors consisting of independent directors approved an extension of the services agreement with TRC and the issuance of fully-vested and immediately-exercisable stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.38 per share, which had an estimated fair value of $82,200 that was expensed on the date of grant.  On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the years ended December 31, 2010 and 2009 and for the period from August 1, 2005 (inception) through December 31, 2010, total cash services and reimbursed expenses totaled $834,032, $482,840 and $1,316,872, respectively. As of December 31, 2010 the Company has a payable to TRC of $84,430.

Prior to June 24, 2009, some of the Company’s expenses were paid by Two River Group Holdings, LLC (“Two River”), a company owned by three of the Company’s directors and founders. No interest is charged by Two River on any outstanding balance owed by the Company. For the years ended December 31, 2010 and 2009, and for the period from August 1, 2005 (inception) through December 31, 2010, reimbursable expenses totaled $0, $26,374 and $153,238, respectively. As of December 31, 2010 and 2009 the Company has no balance payable to Two River.

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

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Financial Statements

Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, Peter M. Kash, a director of the Company, and David M. Tanen, a director of the Company until September 24, 2009, are each officers of and collectively control Riverbank. In light of the relationship between Messrs. Kash, Kazam and Tanen and Riverbank, the selection and terms of the engagement were reviewed and approved by a special committee of the Company’s Board consisting of independent directors, none of whom had any interest or other relationship in Riverbank or its affiliates.

14. COMMITMENTS AND CONTINGENCIES

On August 15, 2009, the Company relocated its primary office space to San Mateo, California. Under the terms of an open-ended lease, cancellable upon 60 days notice, the base rent is $2,000 per month. The office space is approximately 1,200 square feet. In connection with this lease, the Company made a $2,000 cash security deposit.

15. SUBSEQUENT EVENTS

On February 25, 2011, the Company entered into a Clinical Trial Funding Agreement with Medtronic, Inc. Pursuant to the agreement, Medtronic will provide the equipment necessary for the Company to conduct its planned Phase I clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology. The agreement provides that Medtronic will reimburse the Company for an external expenses related to the Phase I clinical trial at the achievement of certain milestones as defined in the agreement. Any budget overages will be reviewed by the Company and Medtronic and may result in additional reimbursement. In addition under the agreement, the Company has agreed not to enter into an agreement with a third party to develop or commercialize cenderitide or any drug/device combination developed under the agreement until the earlier of: (i) three months following delivery to Medtronic of a final database with respect to the Phase I trial; and (ii) 15 months after the date of the agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Nile have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

Part III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference to our 2011 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.             EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to our 2011 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Our Amended and Restated 2005 Stock Option Plan (the “Plan”), which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2010 with respect to the Plan:
	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon	Weighted- Average	Future Issuance Under
	Exercise of	Exercise Price	Equity Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options	Options	Securities Reflected in Column
Plan category	(A)	(B)	(A))
Equity compensation plans approved by security holders:
Amended and Restated 2005 Stock Option Plan	6,923,154	$1.52	2,267,851
Equity compensation plans not approved by stockholders:
Outside any plan (1).	593,750	$2.71	—
Total	7,516,904	$1.61	2,267,851

(1)	Represents shares of common stock issuable upon exercise of stock options issued outside of the Plan

Information in response to this Item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to our 2011 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference to our 2011 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to our 2011 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1
Agreement and Plan of Merger, by and among SMI Products, Inc., Nile Merger Sub, Inc., and Nile Therapeutics, Inc. dated as of August 15, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 17, 2007).

3.1	Certificate of Incorporation of Nile Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 9, 2007).

3.2	Bylaws of Nile Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 9, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 21, 2007).

4.2	Form of Nile Therapeutics, Inc. Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2007).

4.3	Form of Warrant issued to investors in July 2009 private placement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 13, 2009).

4.4	Form of Warrant issued to placement agent in July 2009 private placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed August 13, 2009).

4.5
Warrant Agreement between Nile Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated April 21, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 22, 2010).

4.6	Form of Unit Warrant issued to investors in April 2010 public offering (included as part of Exhibit 4.5 hereof).

4.7
Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 public offering  (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 22, 2010).

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

10.8	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

10.10	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

Exhibit No.	Description

10.11
Amendment to Offer Letter, dated as of March 10, 2009, by and between Nile Therapeutics, Inc. and Hsiao D. Lieu, M.D., F.A.C.C. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 12, 2009).*

10.12
Technology License Agreement between the Company and Mayo Foundation for Medical Education and Research, effective as of June 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008).+

10.13
Separation Agreement and General Release between the Company and Peter M. Strumph dated June 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2009).*

10.14
Form of Indemnification Agreement entered into between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 3, 2010).*

10.15
Form of Securities Purchase Agreement entered into among the Company and various accredited investors on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2009).

10.16
Services Agreement dated June 24, 2009 between Nile Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2009).

10.17
Underwriting Agreement between the Company and Maxim Group LLC, as representative of the underwriters named on Schedule A thereto, dated April 21, 2010 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed April 22, 2010).

10.18	Letter Agreement between Nile Therapeutics, Inc. and Richard Brewer, dated July 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2010).*

10.19
Severance Benefits Agreement between Nile Therapeutics, Inc. and Daron Evans, dated July 24, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 27, 2010).*

10.20
Summary terms of compensation plan for directors of Nile Therapeutics, Inc., as amended July 26, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 27, 2010).*

10.21
Amendment No. 1 to Services Agreement between Nile Therapeutics, Inc. and Two River Consulting, LLC, dated August 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010).

23.1	Consent of Crowe Horwath LLP.

24.1	Power of Attorney (included on signature page hereof).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2011.

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

Signature	Title	Date

/s/ Joshua Kazam	Chief Executive Officer and Director	March 14, 2011
Joshua Kazam	(Principal Executive Officer)

/s/ Daron Evans	Chief Financial Officer	March 14, 2011
Daron Evans	(Principal Financial and Accounting Officer)

/s/ Richard B. Brewer	Executive Chairman	March 14, 2011
Richard B. Brewer

/s/ Arie Belldegrun	Director	March 14, 2011
Arie Belldegrun, M.D.

/s/ Pedro Granadillo	Director	March 14, 2011
Pedro Granadillo

/s/ Peter M. Kash	Director	March 14, 2011
Peter M. Kash

/s/ Frank Litvack	Director	March 14, 2011
Frank Litvack, M.D.

/s/ Paul A. Mieyal	Director	March 14, 2011
Paul A. Mieyal, Ph.D.

/s/ Gregory W. Schafer	Director	March 14, 2011
Gregory W. Schafer

INDEX OF EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.