Form 10-Q
period 2011-03-31
Nile Therapeutics, Inc.
filed 2011-05-16
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 10, 2011, there were 34,698,764 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”), that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in our Form 10-K and in this report should be considered in evaluating our prospects and future financial performance.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,123,861	$3,378,155
Prepaid expenses and other current assets	227,823	219,095

Total current assets	2,351,684	3,597,250

Property and equipment, net	14,571	16,765
Other noncurrent assets	51,938	51,938

Total assets	$2,418,193	$3,665,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$478,859	$332,380
Accrued expenses and other current liabilities	181,275	652,275
Due to related party	83,602	84,430

Total current liabilities	743,736	1,069,085

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,698,764 and 34,629,794 shares issued and outstanding	34,699	34,630
Additional paid-in capital	42,765,744	42,492,432
Deficit accumulated during the development stage	(41,125,986)	(39,930,194)

Total stockholders' equity	1,674,457	2,596,868

Total liabilities and stockholders' equity	$2,418,193	$3,665,953

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Period from
			August 1, 2005 (inception)
	2011	2010	through March 31, 2011

Grant income	$-	$-	$482,235

Operating expenses:
Research and development	622,332	1,313,423	26,481,272
General and administrative	575,278	623,202	14,784,709

Total operating expenses	1,197,610	1,936,625	41,265,981

Loss from operations	(1,197,610)	(1,936,625)	(40,783,746)

Other income (expense):
Interest income	1,986	4,846	789,945
Interest expense	-	-	(1,273,734)
Other (expense) income	(168)	(43)	141,549

Total other income (expense)	1,818	4,803	(342,240)

Net loss	$(1,195,792)	$(1,931,822)	$(41,125,986)

Basic and diluted loss per share	$(0.03)	$(0.07)

Weighted-average common shares outstanding	34,673,475	27,085,824

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO MARCH 31, 2011
(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Issuance of stock options for services	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,902,298	-	1,902,298

Non-employee stock-based compensaton	-	-	(667)	-	(667)

Net loss	-	-	-	(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss	-	-	-	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	$5,103,618

Employee stock-based compensation	-	-	1,772,597	-	1,772,597

Non-employee stock-based compensation	-	-	473,584	-	473,584

Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,083,284	-	3,085,975

Warrants issued to placement agent in connection with private placement	-	-	201,200	-	201,200

Stock option and warrant exercises	245,025	245	217,228	-	217,473

Net loss	-	-	-	(7,872,297)	(7,872,297)

Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150

Employee stock-based compensation			1,142,552	-	1,142,552

Non-employee stock-based compensation	-	-	(19,249)	-	(19,249)

Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699

Stock option and warrant exercises	68,970	69	6,138	-	6,207

Net loss	-	-	-	(6,031,491)	(6,031,491)

Balance at December 31, 2010	34,629,794	34,630	42,492,432	(39,930,194)	2,596,868

Employee stock-based compensation			267,174	-	267,174

Stock option and warrant exercises	68,970	69	6,138	-	6,207

Net loss	-	-	-	(1,195,792)	(1,195,792)

Balance at March 31, 2011	34,698,764	$34,699	$42,765,744	$(41,125,986)	$1,674,457

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Period from
			August 1, 2005 (inception)
	2011	2010	through March 31, 2011
Cash flows from operating activities
Net loss	$(1,195,792)	$(1,931,822)	$(41,125,986)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,194	4,000	315,335
Stock-based compensation	267,174	432,223	9,766,307
Write-off of intangible assets	-	106,830	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	-	-	35,223
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	(8,728)	(25,213)	(227,823)
Other non-current assets	-	-	(51,938)
Accounts payable	146,479	13,917	478,859
Accrued expenses and other current liabilities	(471,000)	246,433	181,275
Due to related party	(828)	(8,692)	83,602

Net cash used in operating activities	(1,260,501)	(1,162,324)	(29,315,688)

Cash flows from investing activities
Purchase of property and equipment	-	-	(128,868)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	-	(345,591)
Net cash used in investing activities	-	-	(471,959)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	6,207	-	229,887
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement	-	-	27,676,621

Net cash provided by financing activities	6,207	-	31,911,508

Net (decrease) increase in cash and cash equivalents	(1,254,294)	(1,162,324)	2,123,861
Cash and cash equivalents at beginning of period	3,378,155	3,175,718	-

Cash and cash equivalents at end of period	$2,123,861	$2,013,394	$2,123,861

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in sastisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors, in connection with private placement	$-	$-	$4,637,300
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

1. DESCRIPTION OF BUSINESS

Nile Therapeutics, Inc. (“Nile” or the “Company”) develops innovative products for the treatment of cardiovascular diseases. Nile’s lead compound is cenderitide, a chimeric natriuretic peptide currently in a Phase I clinical study for the treatment of heart failure. The Company is also developing CU-NP, a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type Natriuretic Peptide (“CNP”) and the N- and C-termini of Urodilatin (“URO”).

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2011, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of ASC 915, “Development Stage Entities.”

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full 2011 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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
March 31, 2011
(unaudited)

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

The Company has entered into a collaboration agreement whereby the Company is reimbursed for work preformed on behalf of the collaborator. The Company records all of these expenses as research and development expenses and the reimbursements from the collaborator as revenue. See note 5 for further details.

3. LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT’S PLANS

 The Company has experienced net losses since its inception and has an accumulated deficit of approximately $41.1 million at March 31, 2011. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Cash resources as of March 31, 2011 were approximately $2.1 million, compared to $3.4 million as of December 31, 2010. Based on its resources at March 31, 2011 and the current plan of expenditure for continued development of the Company’s current product candidates, which includes the enrollment of a Phase I clinical trial with cenderitide and Medtronic’s pump technology, the Company believes that it has sufficient capital to fund its operations into the fourth quarter of 2011. The Company will need to raise additional capital to complete the next clinical trial of cenderitide, which is expected to be a Phase IIb trial to be initiated in 2012. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

These factors raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company’s condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.Potentially dilutive securities include:

	March 31, 2011	March 31, 2010
Warrants to purchase common stock	-	-
Options to purchase common stock	3,050,000	1,184,313
Total potentially dilutive securities	3,050,000	1,184,313

For the three months ended March 31, 2011 and 2010, 10,550,285 and 6,997,170 warrants and options have been excluded from the computation of the dilutive earnings per share, respectively, as their exercise prices are greater than the 100 day moving average market price per common share as of April 29, 2011 and April 30, 2010, respectively.

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

License Agreements

Cenderitide

On January 20, 2006, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the cenderitide License Agreement, with the Mayo Foundation for Medical Education and Research (“Mayo”) for the rights to issued patents, patent applications and know-how relating to the use of cenderitide in all therapeutic indications.  The Company was also entitled to rights to improvements to cenderitide that arise out of the laboratory of Dr. John Burnett, the co-inventor of cenderitide, until January 19, 2009.

Under the terms of the cenderitide License Agreement, the Company agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to cenderitide. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of cenderitide as well as for additional compounds or analogues contained in the intellectual property.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

Payments payable pursuant to the CU-NP License Agreement, are recorded as research and development expenses in the accompanying Condensed Statements of Operations. Additionally, Dr. Burnett has applied for funding through Mayo’s Discovery-Translation Program. In the event Dr. Burnett is awarded funding through this program, and the funding is used for the development of the licensed product based on the patent applications, the Company agreed to grant to Mayo an equivalent dollar value in warrants to purchase shares of the Company’s common stock. The number of shares purchasable under these warrants will be calculated using the Black-Scholes option-pricing model and the warrants will include a cashless exercise provision with language to be negotiated in good faith between the parties.

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

Collaboration Agreement

On February 25, 2011, the Company entered into a Clinical Trial Funding Agreement (the “Collaboration Agreement”) with Medtronic, Inc. Pursuant to the Collaboration Agreement, Medtronic will provide the equipment necessary for the Company to conduct its planned Phase I clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology. The Collaboration Agreement provides that Medtronic will reimburse the Company for certain external expenses related to the Phase I clinical trial and make other payments upon the achievement of certain milestones as defined in the Collaboration Agreement. Any budget overages will be reviewed by the Company and Medtronic and may result in additional reimbursement.

Under the Collaboration Agreement, the Company has agreed not to enter into an agreement with another third party to develop or commercialize cenderitide or any drug/device combination developed under the agreement until the earlier of: (i) three months following delivery to Medtronic of a final database with respect to the Phase I trial; and (ii) 15 months after the date of the Collaboration Agreement.

The Collaboration Agreement provides that intellectual property conceived in or otherwise resulting from the performance of the Phase I clinical trial shall be jointly owned by the Company and Medtronic (the “Joint Intellectual Property”), and that the Company shall pay royalties to Medtronic based on the net sales of any Nile product, of which the manufacture, use or sale is covered or claimed in one or more issued patents constituting Joint Intellectual Property.  The Collaboration Agreement further provides that, if the parties fail to enter into a definitive commercial license agreement with respect to cenderitide, then each party shall have a right of first negotiation to license exclusive rights to any Joint Intellectual Property.

The Collaboration Agreement will remain in effect until the completion of the Phase I clinical trial unless terminated earlier by either party (i) if the other has materially breached its obligations thereunder, (ii) if the other party becomes subject to a bankruptcy or similar proceeding, (iii) for reasons related to the safety, efficacy, toxicity or formulation of cenderitide, or (iv) for a failure of the study to meet its endpoints.  Also, Medtronic may terminate the agreement without cause at any time upon 90 days written notice to the Company, in which event Medtronic shall be obligated to pay for any non-cancelable costs incurred by us prior to such termination.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

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

In total, the Company sold 7,475,000 units under the terms of the Underwriting Agreement, consisting of an aggregate of 7,475,000 shares of common stock and 2,242,500 Unit Warrants. In addition, the Company issued the underwriters a five-year warrant to purchase 390,000 shares of the Company’s common stock at an exercise price of $0.94 per share, which had a fair value of $271,900 and was accounted for as a cost of the offering and charged to stockholders’ equity.

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

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2011.

Grant Date	Warrants Issued	Exercise Price Range	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
9/11/2007	168,377	2.71	$2.71	9/11/2012	-	168,377
3/26/2008	206,912	2.71	$2.71	9/11/2012	-	206,912
7/15/2009	2,909,695	1.25-2.28	$1.64	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	0.94	$0.94	4/20/2015	-	2,632,500
	5,917,484		$1.50		5,000	5,912,484

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

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

For the three months ended March 31, 2011, the Company estimated the fair value of each option award granted to employees using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2011 (no options were issued in the three months ended March 31, 2010):

March 31, 2011
Expected volatility	97%
Expected term	5 years
Dividend yield	0%
Risk-free interest rates	2.2%

The valuation assumptions were determined as follows:

•           Expected volatility – The expected volatility is calculated from 260 day volatility of the Company’s stock price.

•           Expected term – The expected term of the awards represents the period of time that the awards are expected to be outstanding. Management considered historical data and expectations for the future to estimate employee exercise and post vest termination behavior.

•           Divided yield – The estimate for annual dividends is zero, because the Company has not historically paid dividends and does not intend to in the foreseeable future.

A summary of the status of the options issued under the Plan at March 31, 2011, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2011	2,267,851	6,923,154	$1.52
Options granted under the Plan	(300,000)	300,000	$0.56
Options exercised		(68,970)	$0.09
Options forfeited	60,133	(60,133)	$0.93

Balance at March 31, 2011	2,027,984	7,094,051	$1.50	$1,374,250

Exercisable at March 31, 2011		4,978,491	$1.88	$524,050

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

The following table summarizes information about stock options outstanding at March 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Total Shares	Weighted- Average Exercise Price
$0.09 to $0.93	3,980,923	7.64	$0.49	2,118,423	$0.61
$1.14 to $2.71	2,476,779	5.10	$2.33	2,303,445	$2.40
$4.45 to $5.75	636,349	6.36	$4.54	556,623	$4.55
Total	7,094,051	6.72	$1.50	4,978,491	$1.88

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

Employee stock-based compensation costs for the three months ended March 31, 2011 and 2010 and for the cumulative period from August 1, 2005 (inception) through March 31, 2011 are as follows:

	Three months ended March 31,		Period from
			August 1, 2005 (inception)
	2011	2010	through March 31, 2011

General and administrative	$205,206	$263,530	$6,392,234
Research and development	61,968	87,948	1,135,815

Total	$267,174	$351,478	$7,528,049

The fair value of shares vested under the Plan for the three months ended March 31, 2011 and 2010 and for the period from August 1, 2005 (inception) through March 31, 2011 were $329,597, $475,818, and $5,991,137 respectively.

At March 31, 2011, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $463,727, which is expected to be recognized over a weighted-average vesting period of 1.6 years. This unrecognized estimated employee compensation cost does not include $25,052 in management estimated forfeitures of performance-based stock options.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

On August 12, 2010, in conjunction with an amended services agreement, the Company issued to named employees of  Two River Consulting (“TRC”) stock options to purchase 250,000 shares of the Company’s common stock that where fully vested on issuance and had an estimated fair value of $82,200.

Stock-based compensation costs incurred for services by non-employees for the three months ended March 31, 2011 and 2010, and for the cumulative period from August 1, 2005 (inception) through March 31, 2011 totaled $0, $80,745, and $461,972, respectively. These amounts were included in research and development and administrative expenses in the accompanying Condensed Statements of Operations.

 8. RELATED PARTIES

On June 24, 2009, the Company entered into a services agreement with TRC to provide various clinical development, operational and administrative services to the Company for a period of one year.  Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, who was appointed to serve as a member of the Company’s Board of Directors on September 24, 2009, are each partners of TRC.  David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the services agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors (the “Special Committee”).  None of the members of the Special Committee has any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company agreed to pay to TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009.Twenty-five percent of the stock options vested immediately and the remaining 75% were scheduled to vest pursuant to the achievement of certain milestones relating to the clinical development of cenderitide. On January 5, 2011, the final block of stock options vested. Of the 750,000 original stock options issued, 535,172 stock options vested with a total fair value of $353,976. On August 12, 2010, the Special Committee approved an extension of the services agreement with TRC to provide for a month-to-month term and the issuance of fully-vested and immediately-exercisable stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.38 per share, which had an estimated fair value of $82,200 was expensed on the date of grant.  On March 17, 2011, the Special Committee approved an amendment of the services agreement, pursuant to which the level of services to be provided by TRC was reduced and the monthly cash fee payable to TRC was reduced to $31,702. Additional operational and clinical development services may be provided by TRC, and billed to the Company, on an hourly basis.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three months ended March 31, 2011 and 2010 and for the period from August 1, 2005 (inception) through March 31, 2011, total cash services and reimbursed expenses totaled $213,602, $205,461 and $1,530,473 respectively. As of March 31, 2011 the Company has a payable to TRC of $83,602 which was paid in full during April 2011.

9. SUBSEQUENT EVENTS

On May 10, 2011, the Company received notice from Nasdaq informing the Company that its common stock would be delisted from the Nasdaq Capital Market due to noncompliance with Nasdaq Marketplace Rule 5550(a)(2), which requires the common stock of listed companies to maintain a minimum closing bid price of $1.00, and that trading of the Company’s common stock would be suspended as of the opening of business on May 12, 2011, with formal delisting to follow.  Based on the Company’s plan to regain compliance with the minimum closing bid price requirement, which was presented to a Nasdaq Listing Qualifications Panel on January 6, 2011, the panel granted the Company until May 31, 2011 to regain compliance with the minimum closing bid price requirement.  One component of the plan presented by the Company to the panel was to effect a reverse stock split.  On May 10, 2011, the Company informed Nasdaq that it had determined not to proceed with a reverse stock split prior to May 31, 2011, which resulted in the panel’s determination to delist the Company’s common stock.  Following the suspension of trading in the Company’s common stock on the Nasdaq Capital Market, trading in the Company’s common stock has transitioned to the OTCQB Marketplace.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage biopharmaceutical company in the business of commercially developing innovative products for the treatment of cardiovascular diseases. We currently have rights to develop and commercialize two product candidates, described as follows:

•
Cenderitide, our lead product candidate, is a chimeric natriuretic peptide that we are developing for the treatment of heart failure.  We plan to develop cenderitide for the treatment of patients for up to 90 days following admission for acutely decompensated heart failure, or ADHF. We also believe cenderitide may be useful in several other cardiovascular and renal indications. We are currently conducting a Phase I clinical trial in collaboration with Medtronic, Inc.  Pursuant to an agreement with Medtronic, a portion of the costs to conduct this Phase I trial are being paid for by Medtronic.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2011 and 2010 were approximately $0.6 million and $0.6 million, respectively. There were no significant changes in G&A activities during the first three months of 2011 as compared to 2010.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2011 and 2010 were approximately $0.6 million and $1.3 million, respectively.  The decrease of approximately $0.7 million over 2010 is primarily due to the completion of our Phase II clinical study of cenderitide during the fourth quarter of 2010.

Cenderitide.  Although the development of cenderitide is still in its early stages, we believe that it has potential applications to treat heart failure. In addition to the Phase I clinical trial costs being paid for by Medtronic, we expect to spend $0.7 to $0.8 million in external development costs in the remainder of fiscal 2011.  We dosed the first patient in the Phase I trial in April 2011 and expect to enroll a total of approximately 50 patients in the trial. Our strategy for further development of cenderitide in 2012 will depend to a large degree on the outcome of this ongoing clinical trial.   We plan to  initiate a larger Phase IIb clinical trial in 2012, which will require significant additional capital to fund.

CU-NP.  Since acquiring our rights to CU-NP in June 2008, we have incurred total research and development expenses of approximately $0.6 million through March 31, 2011.  CU-NP has only undergone preclinical studies and has yet to be studied in humans.  Based on our current development plans for CU-NP, we anticipate that we will expend a minimal amount on external development costs until we have obtained significant additional capital.

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

Interest Income. Interest income for the three months ended March 31, 2011 and 2010 were approximately $1,986 and $4,846, respectively.  This decrease in interest income over 2010 is due to lower interest rates earned on cash in bank accounts, and lower average cash balances in 2011than 2010 levels.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2011 and December 31, 2010 and our net decrease in cash and cash equivalents for the three months ended March 31, 2011 and 2010 (the amounts stated are expressed in thousands):
Liquidity and capital resources	March 31, 2011	December 31,2010
Cash and cash equivalents	$2,124	$3,378
Working Capital	1,608	2,528
Stockholders' equity	1,674	2,597

	Three Months Ended March 31,
Cash flow data	2011	2010
Cash used in:
Operating activities	$(1,260)	$(1,162)
Investing activities	-	-
Cash provided by:
Financing activities	6	-
Net decrease in cash and cash equivalents	$(1,254)	$(1,162)

Our total cash resources as of March 31, 2011 were $2.1 million compared to $3.4 million as of December 31, 2010. As of March 31, 2011, we had approximately $0.7 million in liabilities, and $1.6 million in net working capital.  We incurred a net loss of $1.2 million and had negative cash flow from operating activities of $1.3 million for the three months ended March 31, 2011.  Since August 1, 2005 (inception) through March 31, 2011, we have incurred an aggregate net loss of approximately $41.1 million, while negative cash flow from operating activities has amounted to $29.3 million.  As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through March 31, 2011, we have financed our operations through public and private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at March 31, 2011 and the current plan of expenditure on continuing development of current product candidates, which includes the enrollment of a Phase I clinical trial with cenderitide and Medtronic’s pump technology, we believe that we have sufficient capital to fund our operations into the fourth quarter of 2011. We would need substantial additional capital in order to initiate and fund the next clinical study of cenderitide, which is expected to be a Phase IIb clinical trial. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business.

  Our forecasted average monthly cash expenditures for the next nine months, net of funding from Medtronic, are approximately $0.3 million.  Following the completion of our ongoing Phase I trial, we will need substantial additional capital, whether from a financing or a strategic partnership, in order to initiate and complete the next study, a Phase IIb clinical trial.

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

The continuation of our business beyond the forth quarter of 2011 is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, on acceptable terms or even at all, will increase our liabilities and future cash commitments.

April 2010 Financing

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

License Agreement Commitments

Cenderitide License Agreement

Pursuant to our license agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) for cenderitide, in July 2008 we made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial. Subsequent milestones achieved will require us to make additional milestone payments to Mayo. We agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to cenderitide. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of cenderitide as well as for additional compounds or analogues contained in the intellectual property.

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

Collaboration Agreement

In February 2011, we entered into a Clinical Trial Funding Agreement with Medtronic, Inc.  Pursuant to the agreement, Medtronic will provide the funding and equipment necessary for us to conduct our planned Phase I clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology.  In accordance with the agreement, Medtronic will provide the funding necessary to conduct the Phase I clinical trial and will supply the pumps and related equipment for use therein.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2011.

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

We have entered into a collaboration agreement with Medtronic, Inc. relating to our ongoing Phase I clinical trial of cenderitide.  Under this agreement, we are reimbursed for certain costs of the Phase I trial. We record all of these expenses as research and development expense and the reimbursements from the collaborator as revenue.

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

As of March 31, 2011, our portfolio consisted primarily of bank savings accounts and a certificate of deposit associated with our lease obligation, and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at March 31, 2011, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $2.1 million.

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

An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment.  You should carefully consider the information described in the following risk factor, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”) under the caption “Item 1A. Risk Factors.”  If any of the risks described below or in our 2010 Annual Report actually occur, our business, financial condition, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2010 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Because trading in our common stock has been suspended on the Nasdaq Capital Market and has transitioned to the OTCQB Marketplace, the volume of shares traded and the prices at which such shares trade may result in lower prices than might otherwise exist if our common stock was traded on a national securities exchange.

On May 10, 2011, we received notice from Nasdaq informing us that our common stock would be delisted from the Nasdaq Capital Market due to noncompliance with Nasdaq Marketplace Rule 5550(a)(2), which requires the common stock of listed companies to maintain a minimum closing bid price of $1.00, and that trading of our common stock would be suspended as of the opening of business on May 12, 2011, with formal delisting to follow.  Nasdaq first notified us of noncompliance with the minimum closing bid price requirement on June 1, 2010, at which time we were afforded a period of 180 days, or until November 29, 2010, in which to regain compliance with the minimum closing bid price requirement. We did not regain compliance with this requirement by November 29, 2010 and, accordingly, on November 30, 2010, we received notice from Nasdaq informing us that our common stock would be subject to delisting unless we requested a hearing before a Nasdaq Listing Qualifications Panel.  Upon our request, a hearing before the panel was held on January 6, 2011.  At the hearing, we presented a plan to regain compliance with the minimum closing bid price requirement, one component of which consisted of effecting a reverse stock split, and requested that the panel grant us additional time within which to regain compliance.  The panel rendered its decision on March 1, 2011, granting us until May 31, 2011 to regain compliance with the minimum closing bid price requirement.  On May 10, 2011, we informed Nasdaq that we had determined not to proceed with a reverse stock split prior to May 31, 2011, which resulted in the panel’s determination to delist our common stock.

Following the suspension of trading in our common stock on the Nasdaq Capital Market, trading in our common stock has transitioned to the OTCQB Marketplace. Stocks traded on the OTCQB Marketplace are often less liquid than stocks traded on national securities exchanges, not only in terms of the number of shares that can be bought and sold at a given price, but also in terms of delays in the timing of transactions and reduced coverage of us by security analysts and the media. This may result in lower prices for our common stock than might otherwise be obtained if our common stock were traded on a national securities exchange, and could also result in a larger spread between the bid and asked prices for our common stock.

Further, the delisting of our common stock from the Nasdaq Capital Market means that our common stock will now be considered a “penny stock.”  The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions, one of which is listing on a national securities exchange. Because the market price of our common stock is currently less than $5.00 per share, and none of the specific exemptions are applicable following the delisting of our common stock, our common stock will be considered a “penny stock” according to SEC rules. This designation requires any broker or dealer selling our common stock to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase our common stock. These rules may restrict the ability of brokers or dealers to sell shares of our common stock.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

Amendment of Services Agreement

As previously disclosed, on June 24, 2009, the Company entered into a Services Agreement (the “Services Agreement”) with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational and administrative services to the Company.  The term of TRC’s engagement under the Services Agreement was one year, subject to extension by mutual agreement of the parties.  On August 12, 2010, the Company and TRC entered into an amendment to the Services Agreement (the “First Amendment”), pursuant to which the term of the Services Agreement was extended to continue on a month-to-month basis until otherwise terminated by one of the parties.  On March 17, 2011, the Company and TRC entered into a second amendment to the Services Agreement (the “Second Amendment”), pursuant to which the level of services to be provided by TRC was reduced and the monthly cash fee to be paid by the Company was reduced from $65,000 to $31,702.  Under the Second Amendment, additional services may be provided by TRC, and billed to the Company, on an hourly basis.  The foregoing summary of the Second Amendment is qualified in its entirety by reference to the complete text of the Second Amendment, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.   In addition, the terms of the Services Agreement and First Agreement were described in the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2009, and Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010, respectively, and are incorporated by reference herein.

Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, a director of the Company, are each partners of TRC.  The terms of the Second Amendment were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent, disinterested directors.  None of the members of the special committee has any interest in TRC, the Services Agreement, the First Amendment, or the Second Amendment.

Results of 2011 Annual Meeting of Stockholders

On May 10, 2011, the Company held its 2011 Annual Meeting of Stockholders.  Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

1.
A proposal to elect eight directors to hold office until the Company’s 2012 Annual Meeting of Stockholders, or until their respective successors have been elected and have qualified, or until their earlier resignation or removal.

Director Nominee	Votes For	Votes Withheld
Arie S. Belldegrun	14,731,999	112,572
Richard B. Brewer	14,753,099	91,472
Pedro Granadillo	14,816,614	27,957
Peter M. Kash	14,735,205	109,366
Joshua A. Kazam	14,761,999	82,572
Frank Litvack	14,786,214	58,357
Paul A. Mieyal	14,786,614	57,957
Gregory W. Schafer	14,816,214	28,357

2.	A proposal to authorize an amendment to the Company’s certificate of incorporation to effect a combination (reverse split) of the Company’s common stock at a ratio not to exceed one-for-ten;

For	Against	Abstentions	Broker Non-Votes
22,529,657	1,685,467	143,574	0

3.	A proposal to ratify the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011.

For	Against	Abstentions	Broker Non-Votes
24,131,530	68,509	158,660	0

Pursuant to the foregoing votes, the eight director nominees listed above were elected to serve as directors until the next annual meeting of stockholders, and the proposals to authorize an amendment to the Company’s certificate of incorporation to effect a combination (reverse split) of the Company’s common stock at a ratio not to exceed one-for-ten  and to ratify the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011, were both approved.

Notice of Delisting; Transition to OTCQB Marketplace

As previously disclosed, on June 1, 2010, the Company received a notice from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) stating that the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market set forth in Listing Rule 5550(a)(2).  The notice indicated that, in accordance with Listing Rule 5810(c)(3)(A), the Company had been granted 180 calendar days, or until November 29, 2010, to evidence compliance with the minimum bid price requirement.

The Company did not regain compliance with Rule 5550(a)(2) by November 29, 2010 and, accordingly, on November 30, 2010, the Company received written notification from the Staff stating that the Company’s common stock would be subject to delisting from The NASDAQ Capital Market unless the Company requested a hearing to the NASDAQ Listing Qualifications Panel (the “Panel”).  Upon the Company’s request, a hearing before the Panel was held on January 6, 2011.  At the hearing, the Company presented a plan to regain compliance with Rule 5550(a)(2), one component of which consisted of effecting a reverse stock split, and requested that the Panel grant the Company additional time within which to regain compliance.  The Panel rendered its decision on March 1, 2011, granting the Company until May 31, 2011 to regain compliance with Rule 5550(a)(2).

On May 10, 2011, the Company informed Nasdaq that it had determined not to proceed with a reverse stock split prior to May 31, 2011.  Accordingly, on May 10, 2011, the Company was notified by NASDAQ that trading in its common stock would be suspended on The Nasdaq Capital Market as of the open of business on May 12, 2011, with formal delisting to follow.  Following the suspension of trading in the Company’s common stock on the Nasdaq Capital Market, trading in its common stock has transitioned to the OTCQB Marketplace.  Operated by OTC Markets Group Inc., the OTCQB is a market tier for OTC traded companies that are registered and reporting with the Securities and Exchange Commission.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
10.1	Clinical Trial Funding Agreement between Nile Therapeutics, Inc. and Medtronic, Inc., dated February 25, 2011.++

10.2	Amendment No. 2 to Services Agreement between Nile Therapeutics, Inc. and Two River Consulting, LLC, dated March 17, 2011.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++   Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NILE THERAPEUTICS, INC.

Date: May 16, 2011	By:	/s/ Joshua Kazam
Joshua Kazam
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Daron Evans
Daron Evans
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Clinical Trial Funding Agreement between Nile Therapeutics, Inc. and Medtronic, Inc., dated February 25, 2011.++

10.2	Amendment No. 2 to Services Agreement between Nile Therapeutics, Inc. and Two River Consulting, LLC, dated March 17, 2011.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++   Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Commission.