Form 10-Q
period 2011-06-30
Nile Therapeutics, Inc.
filed 2011-08-15
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2011, there were 39,707,764 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,259,835	$3,378,155
Prepaid expenses and other current assets	379,877	219,095

Total current assets	3,639,712	3,597,250

Property and equipment, net	12,698	16,765
Other noncurrent assets	51,938	51,938

Total assets	$3,704,348	$3,665,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$237,760	$332,380
Accrued expenses and other current liabilities	161,143	652,275
Due to related party	37,371	84,430

Total current liabilities	436,274	1,069,085

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,707,764 and 34,629,794 shares issued and outstanding	39,708	34,630
Additional paid-in capital	45,234,882	42,492,432
Deficit accumulated during the development stage	(42,006,516)	(39,930,194)

Total stockholders' equity	3,268,074	2,596,868

Total liabilities and stockholders' equity	$3,704,348	$3,665,953

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from
					August 1, 2005 (inception)
	2011	2010	2011	2010	through June 30, 2011
Income
Grant income	$-	$-	$-	$-	$482,235
Collaboration income	346,000	-	346,000	-	346,000

Total income	346,000	-	346,000	-	828,235

Operating expenses:
Research and development	702,930	1,055,759	1,325,262	2,369,181	27,184,202
General and administrative	523,305	445,448	1,098,583	1,068,650	15,308,014

Total operating expenses	1,226,235	1,501,207	2,423,845	3,437,831	42,492,216

Loss from operations	(880,235)	(1,501,207)	(2,077,845)	(3,437,831)	(41,663,981)

Other income (expense):
Interest income	1,046	6,726	3,032	11,572	790,991
Interest expense	-	-	-	-	(1,273,734)
Other income (expense)	(1,341)	(40)	(1,509)	(82)	140,208

Total other income (expense)	(295)	6,686	1,523	11,490	(342,535)

Net loss	$(880,530)	$(1,494,521)	$(2,076,322)	$(3,426,341)	$(42,006,516)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.06)	$(0.12)

Weighted-average common shares outstanding	35,091,653	32,285,824	34,882,947	29,700,189

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO JUNE 30, 2011
(unaudited)

	COMMON STOCK			DEFICIT
				ACCUMULATED	TOTAL
			ADDITIONAL	DURING THE	STOCKHOLDERS
			PAID-IN	DEVELOPMENT	' EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)
Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Issuance of stock options for services	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,902,298	-	1,902,298

Non-employee stock-based compensation	-	-	(667)	-	(667)

Net loss	-	-	-	(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss	-	-	-	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	$5,103,618

Employee stock-based compensation	-	-	1,772,597	-	1,772,597

Non-employee stock-based compensation	-	-	473,584	-	473,584

Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,284,484	-	3,287,175

Stock option and warrant exercises	245,025	245	217,228	-	217,473

Net loss	-	-	-	(7,872,297)	(7,872,297)

Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150

Employee stock-based compensation			1,142,552	-	1,142,552

Non-employee stock-based compensation	-	-	(19,249)	-	(19,249)

Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699

Stock option and warrant exercises	68,970	69	6,138	-	6,207

Net loss	-	-	-	(6,031,491)	(6,031,491)

Balance at December 31, 2010	34,629,794	34,630	42,492,432	(39,930,194)	2,596,868

Employee stock-based compensation			437,715	-	437,715

Stock option and warrant exercises	77,970	78	11,169	-	11,247

Units sold in private placement, net of issuance costs of $201,434	5,000,000	5,000	2,293,566	-	2,298,566

Net loss	-	-	-	(2,076,322)	(2,076,322)

Balance at June 30, 2011	39,707,764	$39,708	$45,234,882	$(42,006,516)	$3,268,074

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,		Period from
			August 1, 2005 (inception)
	2011	2010	through June 30, 2011
Cash flows from operating activities
Net loss	$(2,076,322)	$(3,426,341)	$(42,006,516)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,067	7,631	317,208
Stock-based compensation	437,715	650,152	9,936,848
Write-off of intangible assets	-	106,830	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	-	-	35,223
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	(160,782)	20,545	(379,877)
Other non-current assets	-	-	(51,938)
Accounts payable	(94,620)	3,400	237,760
Accrued expenses and other current liabilities	(491,132)	514,036	161,143
Due to related party	(47,059)	(5,252)	37,371

Net cash used in operating activities	(2,428,133)	(2,128,999)	(30,483,320)

Cash flows from investing activities
Purchase of property and equipment	-	-	(128,868)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	-	(345,591)
Net cash used in investing activities	-	-	(471,959)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	11,247	-	234,927
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement	2,298,566	4,516,699	29,975,187

Net cash provided by financing activities	2,309,813	4,516,699	34,215,114

Net (decrease) increase in cash and cash equivalents	(118,320)	2,387,700	3,259,835
Cash and cash equivalents at beginning of period	3,378,155	3,175,718	-

Cash and cash equivalents at end of period	$3,259,835	$5,563,418	$3,259,835

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in sastisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agents and investors, in connection with financings	$1,083,700	$1,765,300	$5,721,000
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2011, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended June 30, 2011 are not necessarily indicative of results for the full 2011 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

Collaboration Income

The Company has entered into a collaboration agreement whereby the Company is reimbursed for work performed on behalf of the collaborator upon the achievement of certain milestones. The Company records all of these expenses as research and development expenses and the reimbursements upon the achievement of the milestones as income. See note 5 for further details.

The Company recognizes milestone payments as income upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company defers the milestone payment and recognizes it as income over the remaining estimated period of performance under the contract as the Company completes its performance obligations.

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

3. LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT’S PLANS

The Company has experienced net losses since its inception and has an accumulated deficit of approximately $42.0 million at June 30, 2011. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Cash resources as of June 30, 2011 were approximately $3.3 million, compared to $3.4 million as of December 31, 2010. Based on its resources at June 30, 2011 and the current plan of expenditure for continued development of the Company’s current product candidates, which includes the enrollment of a Phase I clinical trial of cenderitide administered with Medtronic’s pump technology, the Company believes that it has sufficient capital to fund its operations into the second quarter of 2012. The Company will need to raise additional capital to complete the next clinical trial of cenderitide, which is expected to be a Phase IIb trial to be initiated in 2012. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

In addition, to the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders may experience significant additional dilution. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates, or grant licenses on terms that may not be favorable to the Company.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the inability of the Company to continue as a going concern.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. Potentially dilutive securities include:

	June 30, 2011	June 30, 2010
Warrants to purchase common stock	2,750,000	-
Options to purchase common stock	3,091,000	137,940
Total potentially dilutive securities	5,841,000	137,940

For the three months ended June 30, 2011 and 2010, warrants and options to purchase 11,250,285 and 10,676,043 shares, respectively, have been excluded from the above computation of potentially dilutive securities, respectively, as their exercise prices are greater than the 100 day moving average market price per common share as of August 1, 2011 and July 29, 2010, respectively.

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

License Agreements

Cenderitide

On January 20, 2006, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the Cenderitide License Agreement, with the Mayo Foundation for Medical Education and Research (“Mayo”) for the rights to issued patents, patent applications and know-how relating to the use of cenderitide in all therapeutic indications. The Company was also entitled to rights to improvements to cenderitide that arose out of the laboratory of Dr. John Burnett, the co-inventor of cenderitide, prior to January 19, 2009.

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
June 30, 2011
(unaudited)

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

CU-NP

On June 13, 2008, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the CU-NP License Agreement, with Mayo for the rights to intellectual property and to develop commercially CU-NP for all therapeutic indications. The Company also holds the rights to improvements to CU-NP that arose out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP, prior to June 12, 2011.

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

Payments payable pursuant to the CU-NP License Agreement are recorded as research and development expenses in the accompanying Condensed Statements of Operations. Additionally, Dr. Burnett has applied for funding through Mayo’s Discovery-Translation Program. In the event Dr. Burnett is awarded funding through this program, and the funding is used for the development of the licensed product based on the patent applications, the Company agreed to grant to Mayo an equivalent dollar value in warrants to purchase shares of the Company’s common stock. The number of shares purchasable under these warrants will be calculated using the Black-Scholes option-pricing model and the warrants will include a cashless exercise provision with language to be negotiated in good faith between the parties.

The CU-NP License Agreement, unless earlier terminated, will continue in full force and effect until June 13, 2028. However, to the extent any patent covered by the license is issued with an expiration date beyond June 13, 2028, the term of the agreement will continue until such expiration date. Mayo may terminate the agreement earlier (i) for the Company’s material breach of the agreement that remains uncured after 90 days written notice, (ii) upon the Company’s insolvency or bankruptcy, (iii) if the Company challenges the validity or enforceability of any of the patents in any manner, or (iv) or upon receipt of notice from the Company that it has terminated all development efforts under the agreement. The Company may terminate the agreement without cause upon 90 days’ written notice.

Collaboration Agreement

On February 25, 2011, the Company entered into a Clinical Trial Funding Agreement (the “Collaboration Agreement”) with Medtronic, Inc. Pursuant to the Collaboration Agreement, Medtronic will provide the equipment necessary for the Company to conduct its ongoing Phase I clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology. The Collaboration Agreement provides that Medtronic will reimburse the Company for certain external expenses related to the Phase I clinical trial and make other payments upon the achievement of certain milestones as defined in the Collaboration Agreement. Any budget overages will be reviewed by the Company and Medtronic and may result in additional reimbursement. As of June 30, 2011, the Company has received $346,000 in reimbursements from Medtronic, all of which amounts are recorded as income on the Company’s Statements of Operations.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

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

The Collaboration Agreement will remain in effect until the completion of the Phase I clinical trial unless terminated earlier by either party (i) if the other has materially breached its obligations thereunder, (ii) if the other party becomes subject to a bankruptcy or similar proceeding, (iii) for reasons related to the safety, efficacy, toxicity or formulation of cenderitide, or (iv) for a failure of the study to meet its endpoints.  Also, Medtronic may terminate the agreement without cause at any time upon 90 days written notice to the Company, in which event Medtronic shall be obligated to pay for any non-cancelable costs incurred by the Company prior to such termination.

6. STOCKHOLDERS’ EQUITY

(a) Common Stock

On June 20, 2011, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors pursuant to which it sold 5,000,000 units of its securities (the “Units”), each Unit consisting of (i) one share of common stock (collectively, the “Shares”) and (ii) a five-year warrant (collectively, the “Warrants”) to purchase one-half share of common stock (collectively, the “Warrant Shares”) at an exercise price of $0.60 per share, for a purchase price of $0.50 per Unit (the “2011 Offering”). The Warrants may be exercised immediately and are redeemable by the Company, at a redemption price of $0.001 per Warrant Share, upon 30 days’ notice, if at any time, the volume weighted average price of the common stock for any 20 consecutive business days is equal to or greater than 250% of the then applicable exercise price of the Warrants. The gross proceeds from the 2011 Offering were $2.5 million, before deducting selling commissions and expenses, which were approximately $0.2 million. The closing of the private placement occurred on June 23, 2011.

Pursuant to the Purchase Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission seeking to register the resale of the Shares and Warrant Shares. In the event the Company did not file the registration statement within 30 days following the closing of the 2011 Offering, the Company agreed to pay liquidated damages to the investors in the amount of 1% of such investor’s aggregate investment amount each month until the registration statement is filed. The registration statement was filed on July 22, 2011.

In connection with the 2011 Offering, the Company engaged Riverbank Capital Securities, Inc. (“Riverbank”) to serve as placement agent, and Ladenburg Thalmann & Co. Inc. served as a sub-placement agent (together with Riverbank, the “Placement Agents”). The Company agreed to pay the Placement Agents a cash fee equal to 7% of the gross proceeds resulting from the private placement, plus issue a five-year warrant (the “Placement Warrants”) to purchase a number of shares equal to 5% of the Shares sold in the private placement. Pursuant to such terms, the Company paid the Placement Agents a cash fee of $175,000 and issued Placement Warrants to purchase 250,000 shares of common stock valued at $93,000. The Placement Warrants are in substantially the same form as the Warrants issued to the purchasers, except that the Placement Warrants include provisions allowing for cashless exercise.

Peter M. Kash, a director of the Company, and Joshua A. Kazam, the Company’s President and Chief Executive Officer and a director of the Company, are each officers of Riverbank. Mr. Kash was allocated a portion of the Placement Warrants issuable to the Placement Agents. In light of the relationship between Messrs. Kash and Kazam and Riverbank, the selection of Riverbank as a placement agent and the terms of the engagement were reviewed and approved by a special committee of the Company’s Board consisting of disinterested directors with no affiliation to Riverbank or its affiliates.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

On April 21, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”), providing for the offer and sale in a firm commitment underwritten public offering (the “2010 Offering”) of 6,500,000 units of its securities at a public offering price of $0.70 per unit (less an underwriting discount of $0.063 per unit). The Offering closed on April 27, 2010. Pursuant to the Underwriting Agreement, the Company granted the underwriters an option for a period of 45 days to purchase up to an additional 975,000 units to cover over-allotments. On May 6, 2010, the underwriters exercised their option to purchase the maximum amount of 975,000 over-allotment units. The sale of the over-allotment units closed on May 10, 2010. Each unit sold in the Offering consisted of one share of the Company’s common stock and 0.30 warrants to purchase common stock (the “Unit Warrants”). Each whole Unit Warrant has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.94 per share. The units separated immediately and the common stock and Unit Warrants were issued separately. Among other terms and conditions of the Unit Warrants, the agreement provides that, in the event the closing sale price of the Company’s common stock is at least $3.00 per share for any 20 trading days within a period of 30 consecutive trading days, the Company may call the Unit Warrants for redemption, at a redemption price of $0.01 per Unit Warrant, by providing at least 30 days notice to each Unit Warrant holder. The Unit Warrants were approved for trading on the Nasdaq Capital Market under the symbol “NLTXW” and began trading on April 22, 2010. Along with the Company’s common stock, trading of the Unit Warrants was suspended as of the opening of business on May 12, 2011, and the Company’s securities were formally delisted from the Nasdaq Capital Market in July 2011.

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

(b) Warrants

In connection with the 2011 Offering discussed above, the Company issued a total of 2,500,000 Warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.60 per share. In addition, the Company issued the Placement Agents a five-year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.60 per share.

In connection with the 2010 Offering discussed above, the Company issued a total of 2,242,500 Unit Warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.94 per share. In addition, the Company issued the underwriters a five-year warrant to purchase 390,000 shares of the Company’s common stock at an exercise price of $0.94 per share.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2011.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

Grant Date	Warrants Issued	Exercise Price Range	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
9/11/2007	168,377	$2.71	$2.71	9/11/2012	-	168,377
3/26/2008	206,912	$2.71	$2.71	9/11/2012	-	206,912
7/15/2009	2,909,695	$1.25-2.28	$1.64	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	$0.94	$0.94	4/20/2015	-	2,632,500
6/20/2011	2,750,000	$0.60	$0.60	6/19/2016	-	2,750,000
	8,667,484		$1.50		5,000	8,662,484

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

For the three and six months ended June 30, 2011, the Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three and six months ended June 30, 2011 (no options were issued during the three and six months ended June 30, 2010):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Expected volatility	97%	97%
Expected term	3 years	3 - 5 years
Dividend yield	0%	0%
Risk-free interest rates	0.9 - 1.2%	0.9 - 2.2%

The valuation assumptions were determined as follows:

•           Expected volatility – The expected volatility is calculated from the 260 day volatility of the Company’s stock price.

•           Expected term – The expected term of the awards represents the period of time that the awards are expected to be outstanding. Management considered historical data and expectations for the future to estimate employee exercise and post vest termination behavior. Consultant options are assigned an expected term equal to the maximum term of the option grant.

•           Dividend yield – The estimate for annual dividends is zero, because the Company has not historically paid dividends and does not intend to in the foreseeable future.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

A summary of the status of the options issued under the Plan at June 30, 2011, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2011	2,267,851	6,923,154	$1.52
Options granted under the Plan	(1,050,000)	1,050,000	$0.68
Options exercised	-	(77,970)	$0.14
Options forfeited	60,133	(60,133)	$0.93

Balance at June 30, 2011	1,277,984	7,835,051	$1.43	$1,271,720

Exercisable at June 30, 2011		5,094,491	$1.86	$494,520

The following table summarizes information about stock options outstanding at June 30, 2011:

	Outstanding			Exercisable
		Weighted-			Weighted-
Range of		Average			Average
Exercise		Remaining	Weighted-Average	Total	Exercise
Prices	Shares	Contractual Life	Exercise Price	Shares	Price
$0.30 to $0.93	4,721,923	7.89	$0.53	2,221,923	$0.60
$1.14 to $2.71	2,476,779	5.09	$2.33	2,303,445	$2.40
$4.45 to $5.75	636,349	6.13	$4.54	569,123	$4.55
Total	7,835,051	6.86	$1.43	5,094,491	$1.86

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

Employee stock-based compensation costs for the three and six months ended June 30, 2011 and 2010 and for the cumulative period from August 1, 2005 (inception) through June 30, 2011 are as follows:

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from
					August 1, 2005 (inception)
	2011	2010	2011	2010	through June 30, 2011

General and administrative	$143,522	$218,730	$225,049	$482,260	$6,535,756
Research and development	27,019	63,676	212,666	151,624	1,162,834

Total	$170,541	$282,406	$437,715	$633,884	$7,698,590

The fair value of shares vested under the Plan for the three and six months ended June 30, 2011 and 2010 and for the period from August 1, 2005 (inception) through June 30, 2011 were $75,015, $404,612, $42,138, $517,955, and $6,066,152 respectively.

At June 30, 2011, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $515,134, which is expected to be recognized over a weighted-average vesting period of 1.2 years. This unrecognized estimated employee compensation cost does not include $25,052 in management estimated forfeitures of performance-based stock options.

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

Stock-based compensation costs incurred for services by non-employees for the three and six months ended June 30, 2011 and 2010, and for the cumulative period from August 1, 2005 (inception) through June 30, 2011 totaled $0, $0, ($64,478), $16,267 and $461,972, respectively. These amounts were included in research and development and general and administrative expenses in the accompanying Condensed Statements of Operations. As of June 30, 2011 all non-employee based options were fully vested.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and six months ended June 30, 2011 and 2010 and for the period from August 1, 2005 (inception) through June 30, 2011, total cash services and reimbursed expenses totaled $112,699, $326,300, $208,902, $414,364 and $1,643,172 respectively. As of June 30, 2011 the Company had a payable to TRC of $37,371 which was paid in full during July 2011.

In connection with the 2011 Offering, the Company engaged Riverbank Capital Securities, Inc. (“Riverbank”) to serve as placement agent. Mr. Kazam and Peter M. Kash, a director of the Company, are each officers of Riverbank. See Note 6(a) for further details.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2011 and 2010 were approximately $0.5 million and $0.4 million, respectively. G&A expenses for the six months ended June 30, 2011 and 2010 were approximately $1.1 million and $1.1 million, respectively. There were no significant changes in G&A activities during the first six months of 2011 as compared to 2010.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2011 and 2010 were approximately $0.7 million and $1.1 million, respectively. R&D expenses for the six months ended June 30, 2011 and 2010 were approximately $1.3 million and $2.4 million, respectively. The decrease in R&D expenses in 2011 over the respective periods in 2010 is primarily due to the completion of our Phase II clinical study of cenderitide during the fourth quarter of 2010, offset partially by expenses related to the Phase I clinical trial of cenderitide in collaboration with Medtronic which began in 2011.

Cenderitide. Although the development of cenderitide is still in its early stages, we believe that it has potential applications to treat heart failure. In addition to the Phase I clinical trial costs being reimbursed for by Medtronic, we expect to spend $0.7 to $0.8 million in external development costs in the remainder of fiscal 2011. We dosed the first patient in the Phase I trial in April 2011 and expect to enroll a total of approximately 50 patients in the trial. Our strategy for further development of cenderitide in 2012 will depend to a large degree on the outcome of this ongoing clinical trial. We plan to initiate a larger Phase IIb clinical trial in 2012, which will require significant additional capital to fund.

CU-NP. Since acquiring our rights to CU-NP in June 2008, we have incurred total research and development expenses of approximately $0.6 million through June 30, 2011. CU-NP has only undergone preclinical studies and has yet to be studied in humans. Based on our current development plans for CU-NP, we anticipate that we will expend a minimal amount on external development costs until we have obtained significant additional capital.

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

Interest Income. Interest income for the three months ended June 30, 2011 and 2010 was approximately $1,046 and $6,726, respectively. Interest income for the six months ended June 30, 2011 and 2010 was approximately $3,032 and $11,572, respectively. This decrease in interest income over 2010 is due to lower interest rates earned on cash in bank accounts and lower average cash balances in 2011 than 2010 levels.

Collaboration Income.  As a result of our February 2011 collaboration agreement with Medtronic pursuant to which Medtronic reimburses us for R&D expenditures we make in connection with our ongoing Phase I trial of cenderitide, we recognized income of $346,000 in each of the three and six month periods ended June 30, 2011, compared to no such income during the corresponding periods in 2010. We expect to recognize approximately $1.0 million of income relating to the reimbursement of expenses from our Phase I trial through the remainder of 2011.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2011 and December 31, 2010 and our net decrease in cash and cash equivalents for the six months ended June 30, 2011 and 2010 (the amounts stated are expressed in thousands):

Liquidity and capital resources	June 30, 2011	December 31,2010
Cash and cash equivalents	$3,260	$3,378
Working Capital	$3,203	$2,528
Stockholders' equity	$3,268	$2,597

	Six Months Ended June 30,
Cash flow data	2011	2010
Cash used in:
Operating activities	$(2,428)	$(2,129)
Investing activities	-	-
Cash provided by:
Financing activities	2,310	4,517
Net (decrease) increase in cash and cash equivalents	$(118)	$2,388

Our total cash resources as of June 30, 2011 were $3.3 million compared to $3.4 million as of December 31, 2010. As of June 30, 2011, we had approximately $0.4 million in liabilities, and $3.2 million in net working capital. We incurred a net loss of $2.1 million and had negative cash flow from operating activities of $2.4 million for the six months ended June 30, 2011. Since August 1, 2005 (inception) through June 30, 2011, we have incurred an aggregate net loss of approximately $42.0 million, while negative cash flow from operating activities has amounted to $30.5 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through June 30, 2011, we have financed our operations through public and private sales of our equity and debt securities. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at June 30, 2011 and the current plan of expenditure on continuing development of current product candidates, which includes the enrollment of a Phase I clinical trial of cenderitide administered with Medtronic’s pump technology, we believe that we have sufficient capital to fund our operations into the second quarter of 2012. We would need substantial additional capital in order to initiate and fund the next clinical study of cenderitide, which is expected to be a Phase IIb clinical trial. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business.

Our forecasted average monthly cash expenditures for the next six months, net of funding from Medtronic, are approximately $0.3 million. Following the completion of our ongoing Phase I trial, we will need substantial additional capital, whether from a financing or a strategic partnership, in order to initiate and complete our next planned study, a Phase IIb clinical trial.

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

To the extent that we raise additional funds by issuing equity or convertible or non-convertible debt securities, our stockholders may experience significant additional dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. These things may have a material adverse effect on our business.

The continuation of our business beyond the second quarter of 2012 is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, on acceptable terms or even at all, will increase our liabilities and future cash commitments.

June 2011 Financing

On June 20, 2011, we sold in a private placement offering a total of 5,000,000 units of our securities at an offering price of $0.50 per unit. Each unit contained one share of common stock and 0.50 warrants to purchase one share of common stock at an exercise price of $0.60 per share. We may call the warrants for redemption upon 30 days notice if the volume weighted average price of the common stock for any 20 consecutive business days is equal to or greater than $1.50 per share. The total gross proceeds from the 2011 Offering were $2.5 million, before deducting selling commissions and expenses, which were approximately $0.2 million. The closing of the private placement occurred on June 23, 2011.

Pursuant to the Purchase Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission seeking to register the resale of the Shares and Warrant Shares. The registration statement was filed on July 22, 2011.

In connection with the private placement offering, we engaged Riverbank Capital Securities, Inc. (or “Riverbank”) to serve as placement agent, and Ladenburg Thalmann & Co. Inc. served as a sub-placement agent. Pursuant to the terms of the engagement agreement, we paid the placement agents a cash fee of $175,000 and issued warrants to purchase 250,000 shares of common stock, valued at $93,000.

Peter M. Kash, a director, and Joshua A. Kazam, our President and Chief Executive Officer and a director, are each officers of Riverbank. Mr. Kash was allocated a portion of the warrants issuable to the placement agents. In light of the relationship between Messrs. Kash and Kazam and Riverbank, the selection of Riverbank as a placement agent and the terms of the engagement were reviewed and approved by a special committee of the our Board consisting of disinterested directors with no affiliation to Riverbank or its affiliates.

April 2010 Financing

On April 21, 2010, we sold in an underwritten public offering a total of 6,500,000 units of our securities at a public offering price of $0.70 per unit. The sale of these 6,500,000 units closed on April 27, 2010. Each unit contained one share of common stock and 0.30 warrants to purchase common stock, each whole warrant representing the right to purchase one share of common stock at an exercise price of $0.94 per share. We may call the warrants for redemption upon 30 days notice if the price of our common stock is at least $3.00 per share for any 20 trading days within a period of 30 consecutive trading days. The units separated immediately and the common stock and warrants were issued separately. The warrants were approved for trading on the Nasdaq Capital Market under the symbol “NLTXW” and began trading on April 22, 2010. Along with our common stock, trading of the warrants was suspended as of the opening of business on May 12, 2011, and our securities were formally delisted from the Nasdaq Capital Market in July 2011.

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

CU-NP License Agreement

On June 13, 2008, we entered into a second license agreement with Mayo pursuant to which we acquired the rights to CU-NP. Under the terms of the agreement, Mayo granted to us a worldwide, exclusive license for the rights to commercially develop CU-NP for all therapeutic indications. We also have the rights to improvements to CU-NP and know-how that arose out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP and employees of the Mayo Clinic, prior to June 12, 2011.

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

Collaboration Agreement

In February 2011, we entered into a Clinical Trial Funding Agreement with Medtronic, Inc. Pursuant to the agreement, Medtronic will provide the funding and equipment necessary for us to conduct our ongoing Phase I clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology. In accordance with the agreement, Medtronic will provide the funding necessary to conduct the Phase I clinical trial and will supply the pumps and related equipment for use therein. As of June 30, 2011, Nile has received approximately $0.3 million in funding from Medtronic.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2011.

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

Collaboration Income

We have entered into a collaboration agreement whereby we are reimbursed for work performed on behalf of the collaborator upon the achievement of certain milestones. We record all of these expenses as research and development expenses and the reimbursements upon the achievement of the milestones as income.

We recognize milestone payments as income upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognizes it as income over the remaining estimated period of performance under the contract as we completes its performance obligations.

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

Our cost accruals for clinical trials and other R&D activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and CROs, clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the CROs and other clinical trial vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, analysis of work performed against approved contract budgets and payment schedules, and recognition of any changes in scope of the services to be performed. Certain CRO and significant clinical trial vendors provide an estimate of costs incurred but not invoiced at the end of each quarter for each individual trial. The estimates are reviewed and discussed with the CRO or vendor as necessary, and are included in R&D expenses for the related period. For clinical study sites, which are paid periodically on a per-subject basis to the institutions performing the clinical study, we accrue an estimated amount based on subject screening and enrollment in each quarter. All estimates may differ significantly from the actual amount subsequently invoiced, which may occur several months after the related services were performed.

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

We have entered into a collaboration agreement with Medtronic, Inc. relating to our ongoing Phase I clinical trial of cenderitide. Under this agreement, we are reimbursed for certain costs of the Phase I trial. We record all of these expenses as research and development expense and the reimbursements from Medtronic as income.

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

As of June 30, 2011, our portfolio consisted primarily of bank savings accounts and a certificate of deposit associated with our lease obligation, and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at June 30, 2011, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $3.3 million.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
4.1	Form of Warrant issued to investors in June 2011 private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report Form 8-K filed June 24, 2011).

10.1
Form of Securities Purchase Agreement entered into among Nile Therapeutics, Inc. and various accredited investors on June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 24, 2011).

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

101
The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, and for the period from August 1, 2005 (inception) through June 30, 2011, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through June 30, 2011, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and for the period from August 1, 2005 (inception) through June 30, 2011, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NILE THERAPEUTICS, INC.

Date: August 15, 2011	By:	/s/ Joshua Kazam
Joshua Kazam
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Daron Evans
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

101
The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, and for the period from August 1, 2005 (inception) through June 30, 2011, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through June 30, 2011, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and for the period from August 1, 2005 (inception) through June 30, 2011, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.