Form 10-Q
period 2011-09-30
Nile Therapeutics, Inc.
filed 2011-11-14
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 11, 2011, there were 39,707,764 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,607,336	$3,378,155
Prepaid expenses and other current assets	420,653	219,095

Total current assets	3,027,989	3,597,250

Property and equipment, net	10,886	16,765
Other noncurrent assets	51,938	51,938

Total assets	$3,090,813	$3,665,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$504,333	$332,380
Accrued expenses and other current liabilities	177,317	652,275
Due to related party	36,167	84,430

Total current liabilities	717,817	1,069,085

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,707,764 and 34,629,794 shares issued and outstanding	39,708	34,630
Additional paid-in capital	45,483,878	42,492,432
Deficit accumulated during the development stage	(43,150,590)	(39,930,194)

Total stockholders' equity	2,372,996	2,596,868

Total liabilities and stockholders' equity	$3,090,813	$3,665,953

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 1, 2005 (inception)
	2011	2010	2011	2010	through September 30, 2011
Income
Grant income	$-	$-	$-	$-	$482,235
Collaboration income	813,000	-	1,159,000	-	1,159,000

Total income	813,000	-	1,159,000	-	1,641,235

Operating expenses:
Research and development	1,470,091	1,148,641	2,795,354	3,517,822	28,654,293
General and administrative	499,273	664,095	1,597,855	1,732,745	15,807,287

Total operating expenses	1,969,364	1,812,736	4,393,209	5,250,567	44,461,580

Loss from operations	(1,156,364)	(1,812,736)	(3,234,209)	(5,250,567)	(42,820,345)

Other income (expense):
Interest income	1,880	5,954	4,912	17,526	792,871
Interest expense	-	-	-	-	(1,273,734)
Other income (expense)	10,411	(2,711)	8,901	(2,793)	150,618

Total other income (expense)	12,291	3,243	13,813	14,733	(330,245)

Net loss	$(1,144,073)	$(1,809,493)	$(3,220,396)	$(5,235,834)	$(43,150,590)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.17)

Weighted-average common shares outstanding	39,707,764	34,563,073	36,526,346	31,338,963

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2011
(unaudited)

	COMMON STOCK			DEFICIT
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Issuance of stock options for services	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,902,298	-	1,902,298

Non-employee stock-based compensation	-	-	(667)	-	(667)

Net loss	-	-	-	(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss	-	-	-	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	5,103,618

Employee stock-based compensation	-	-	1,772,597	-	1,772,597

Non-employee stock-based compensation	-	-	473,584	-	473,584

Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,284,484	-	3,287,175

Stock option and warrant exercises	245,025	245	217,228	-	217,473

Net loss	-	-	-	(7,872,297)	(7,872,297)

Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150

Employee stock-based compensation			1,142,552	-	1,142,552

Non-employee stock-based compensation	-	-	(19,249)	-	(19,249)

Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699

Stock option and warrant exercises	68,970	69	6,138	-	6,207

Net loss	-	-	-	(6,031,491)	(6,031,491)

Balance at December 31, 2010	34,629,794	34,630	42,492,432	(39,930,194)	2,596,868

Employee stock-based compensation			686,711	-	686,711

Stock option and warrant exercises	77,970	78	11,169	-	11,247

Units sold in private placement, net of issuance costs of $201,434	5,000,000	5,000	2,293,566	-	2,298,566

Net loss	-	-	-	(3,220,396)	(3,220,396)

Balance at September 30, 2011	39,707,764	$39,708	$45,483,878	$(43,150,590)	$2,372,996

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		Period from August 1, 2005 (inception)
	2011	2010	through September 30, 2011
Cash flows from operating activities
Net loss	$(3,220,396)	$(5,235,834)	$(43,150,590)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,879	10,709	319,020
Stock-based compensation	686,711	1,034,654	10,185,844
Write-off of intangible assets	-	106,830	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	-	-	35,223
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	(201,558)	(46,344)	(420,653)
Other non-current assets	-	-	(51,938)
Accounts payable	171,953	440,925	504,333
Accrued expenses and other current liabilities	(474,958)	435,185	177,317
Due to related party	(48,263)	(8,916)	36,167

Net cash used in operating activities	(3,080,632)	(3,262,791)	(31,135,819)

Cash flows from investing activities
Purchase of property and equipment	-	-	(128,868)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	-	(345,591)
Net cash used in investing activities	-	-	(471,959)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	11,247	6,207	234,927
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement	2,298,566	4,516,699	29,975,187

Net cash provided by financing activities	2,309,813	4,522,906	34,215,114

Net (decrease) increase in cash and cash equivalents	(770,819)	1,260,115	2,607,336
Cash and cash equivalents at beginning of period	3,378,155	3,175,718	-

Cash and cash equivalents at end of period	$2,607,336	$4,435,833	$2,607,336

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in satisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors, in connection with private placement	$1,083,700	$1,765,300	$5,721,000
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

1. DESCRIPTION OF BUSINESS

Nile Therapeutics, Inc. (“Nile” or the “Company”) develops innovative products for the treatment of cardiovascular diseases. Nile’s lead compound is cenderitide, a chimeric natriuretic peptide currently in clinical development for the treatment of heart failure. The Company is also developing CU-NP, a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type Natriuretic Peptide (“CNP”) and the N- and C-termini of Urodilatin (“URO”).

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through September 30, 2011, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”)  915, “Development Stage Entities.”

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full 2011 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Collaboration Income

The Company has entered into a collaboration agreement under which the Company is reimbursed for development work performed on behalf of the collaborator upon the achievement of certain milestones. The Company records all of these expenses as research and development expenses and the reimbursements upon the achievement of the milestones as income. See Note 5 for further details.

The Company recognizes milestone payments as income upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company defers the milestone payment and recognizes it as income over the remaining estimated period of performance under the contract as the Company completes its performance obligations.

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

3. LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT’S PLANS

The Company has experienced net losses since its inception and has an accumulated deficit of approximately $43.2 million at September 30, 2011. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Cash resources as of September 30, 2011 were approximately $2.6 million, compared to $3.4 million as of December 31, 2010. Based on its resources at September 30, 2011 and the current plan of expenditure for continued development of the Company’s current product candidates, which includes the completion of its Phase 1 clinical trial of cenderitide administered with Medtronic’s pump technology, the Company believes that it only has sufficient capital to fund its operations into the second quarter of 2012. The Company will need to raise additional capital to complete the next clinical trial of cenderitide, which is expected to be a Phase 2 trial to be initiated in 2012. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.  If the Company is unable to raise additional funds when needed, the Company may not be able to continue the clinical and regulatory development of its products, and could be required to delay, scale back or eliminate some or all of its research and development programs or potentially wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on the Company’s business.

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
September 30, 2011
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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. Potentially dilutive securities include:

	September 30, 2011	September 30, 2010
Warrants to purchase common stock	2,750,000	-
Options to purchase common stock	3,041,000	2,568,970
Total potentially dilutive securities	5,791,000	2,568,970

For the three months ended September 30, 2011 and 2010, warrants and options to purchase 11,300,285 and 10,976,043 shares, respectively, have been excluded from the above computation of potentially dilutive securities, respectively, as their exercise prices are greater than the 100 day moving average market price per common share as of October 31, 2011 and November 1, 2010, respectively.

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

License Agreements

Cenderitide

On January 20, 2006, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, referred to as the Cenderitide License Agreement, with the Mayo Foundation for Medical Education and Research (“Mayo”) for the rights to issued patents, patent applications and know-how relating to the use of cenderitide in all therapeutic indications.  The Company was also entitled to rights to improvements to cenderitide that arose out of the laboratory of Dr. John Burnett, the co-inventor of cenderitide, prior to January 19, 2009.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

In addition to the potential milestone payments discussed above, the Cenderitide License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000.  For the period from August 1, 2005 (inception) through December 31, 2007, the Company received $482,235 in grant income for which the Company has issued to Mayo 63,478 shares (representing $182,236) of common stock.  The Company has not received grant income since 2007.

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

Under the terms of the CU-NP License Agreement, the Company made an up-front cash payment to Mayo and agreed to make future contingent cash payments up to an aggregate of $24.3 million upon achievement of specific clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase 2 clinical trial of the licensed product. This aggregate amount of $24.3 million is subject to increase upon the receipt of regulatory approval for each additional indication of CU-NP, as well as for additional compounds or analogues contained in the intellectual property. Pursuant to the agreement, the Company must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products.

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

The CU-NP License Agreement, unless earlier terminated, will continue in full force and effect until June 13, 2028.  However, to the extent any patent covered by the license is issued with an expiration date beyond June 13, 2028, the term of the agreement will continue until such expiration date. Mayo may terminate the agreement earlier (i) for the Company’s material breach of the agreement that remains uncured after 90 days’ written notice, (ii) upon the Company’s insolvency or bankruptcy, (iii) if the Company challenges the validity or enforceability of any of the patents in any manner, or (iv) or upon receipt of notice from the Company that it has terminated all development efforts under the agreement. The Company may terminate the agreement without cause upon 90 days’ written notice.

Collaboration Agreement

On February 25, 2011, the Company entered into a Clinical Trial Funding Agreement (the “Collaboration Agreement”) with Medtronic, Inc. Pursuant to the Collaboration Agreement, Medtronic agreed to provide the equipment necessary for the Company to conduct a Phase 1 clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology. Pursuant to the Collaboration Agreement, Medtronic also agreed to reimburse the Company for certain external expenses related to the Phase 1 clinical trial and make other payments upon the achievement of certain milestones as defined in the Collaboration Agreement. Any budget overages will be reviewed by the Company and Medtronic and may result in additional reimbursement. As of September 30, 2011, the Company has received approximately $1.2 million in reimbursements from Medtronic, all of which amounts are recorded as income on the Company’s Condensed Statements of Operations.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Under the Collaboration Agreement, the Company has agreed not to enter into an agreement with another third party to develop or commercialize cenderitide or any drug/device combination developed under the agreement until the earlier of: (i) three months following delivery to Medtronic of a final database with respect to the Phase 1 trial; and (ii) 15 months after the date of the Collaboration Agreement. The Company expects to deliver the final database in November 2011. Therefore, the period in which the Company would not be able to sign an agreement with another third party would expire in February 2012.

The Collaboration Agreement provides that intellectual property conceived in or otherwise resulting from the performance of the Phase 1 clinical trial shall be jointly owned by the Company and Medtronic (the “Joint Intellectual Property”), and that the Company shall pay royalties to Medtronic based on the net sales of any Nile product, of which the manufacture, use or sale is covered or claimed in one or more issued patents constituting Joint Intellectual Property.  The Collaboration Agreement further provides that, if the parties fail to enter into a definitive commercial license agreement with respect to cenderitide, then each party shall have a right of first negotiation to license exclusive rights to any Joint Intellectual Property.

The Collaboration Agreement will remain in effect until the completion of the Phase 1 clinical trial, including delivery to Medtronic of a final database and a final study report with respect to the Phase 1 trial, unless terminated earlier by either party (i) if the other has materially breached its obligations thereunder, (ii) if the other party becomes subject to a bankruptcy or similar proceeding, (iii) for reasons related to the safety, efficacy, toxicity or formulation of cenderitide, or (iv) for a failure of the study to meet its endpoints.  Also, Medtronic may terminate the agreement without cause at any time upon 90 days’ written notice to the Company, in which event Medtronic shall be obligated to pay for any non-cancelable costs incurred by the Company prior to such termination.

6. STOCKHOLDERS’ EQUITY

(a) Common Stock

On June 20, 2011, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors pursuant to which it sold 5,000,000 units of its securities (the “Units”), each Unit consisting of (i) one share of common stock (collectively, the “Shares”) and (ii) a five-year warrant (collectively, the “Warrants”) to purchase one-half share of common stock (collectively, the “Warrant Shares”) at an exercise price of $0.60 per share, for a purchase price of $0.50 per Unit (the “2011 Offering”).  The Warrants may be exercised immediately and are redeemable by the Company, at a redemption price of $0.001 per Warrant Share, upon 30 days’ notice, if at any time, the volume weighted average price of the common stock for any 20 consecutive business days is equal to or greater than 250% of the then applicable exercise price of the Warrants.  The gross proceeds from the 2011 Offering were $2,500,000, before deducting selling commissions and expenses, which were $201,434. The closing of the private placement occurred on June 23, 2011.

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

On April 21, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”), providing for the offer and sale in a firm commitment underwritten public offering (the “2010 Offering”) of 6,500,000 units of its securities at a public offering price of $0.70 per unit (less an underwriting discount of $0.063 per unit). The 2010 Offering closed on April 27, 2010.  Pursuant to the Underwriting Agreement, the Company granted the underwriters an option for a period of 45 days to purchase up to an additional 975,000 units to cover over-allotments. On May 6, 2010, the underwriters exercised their option to purchase the maximum amount of 975,000 over-allotment units.  The sale of the over-allotment units closed on May 10, 2010. Each unit sold in the 2010 Offering consisted of one share of the Company’s common stock and 0.30 warrants to purchase common stock (the “Unit Warrants”). Each whole Unit Warrant has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.94 per share. The units separated immediately and the common stock and Unit Warrants were issued separately. Among other terms and conditions of the Unit Warrants, the agreement provides that, in the event the closing sale price of the Company’s common stock is at least $3.00 per share for any 20 trading days within a period of 30 consecutive trading days, the Company may call the Unit Warrants for redemption, at a redemption price of $0.01 per Unit Warrant, by providing at least 30 days notice to each Unit Warrant holder. The Unit Warrants were approved for trading on the Nasdaq Capital Market under the symbol “NLTXW” and began trading on April 22, 2010.  Along with the Company’s common stock, trading of the Unit Warrants was suspended as of the opening of business on May 12, 2011, and the Company’s securities were formally delisted from the Nasdaq Capital Market in July 2011.

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

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2011.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
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

For the nine months ended September 30, 2011, the Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, respectively (no options were issued during the three months ended September 30, 2011):

	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Expected volatility	97%	90% to 98%	90% to 98%
Expected term	3 - 5 years	3 years	3 years
Dividend yield	0%	0%	0%
Risk-free interest rates	0.9 - 2.2%	0.9% - 1%	0.9% - 1%

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

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

A summary of the status of the options issued under the Plan at September 30, 2011, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2011	2,267,851	6,923,154	$1.52
Options granted under the Plan	(1,050,000)	1,050,000	$0.68
Options exercised	-	(77,970)	$0.14
Options forfeited	60,133	(60,133)	$0.93
Balance at September 30, 2011	1,277,984	7,835,051	$1.43	$776,700

Exercisable at September 30, 2011		5,943,657	$1.67	$495,020

The following table summarizes information about stock options outstanding at September 30, 2011:

	Outstanding			Exercisable
		Weighted-			Weighted-
		Average			Average
Range of		Remaining	Weighted-Average		Exercise
Exercise Prices	Shares	Contractual Life	Exercise Price	Total Shares	Price
$0.30 to $0.93	4,721,923	7.54	$0.53	2,971,923	$0.54
$1.14 to $2.71	2,476,779	4.84	$2.33	2,390,111	$2.36
$4.45 to $5.75	636,349	5.86	$4.54	581,623	$4.55
Total	7,835,051	6.55	$1.43	5,943,657	$1.67

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

Employee stock-based compensation costs for the three and nine months ended September 30, 2011 and 2010 and for the cumulative period from August 1, 2005 (inception) through September 30, 2011 are as follows:

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from August 1, 2005 (inception)
	2011	2010	2011	2010	through September 30, 2011

General and administrative	$126,897	$248,886	$351,946	$731,146	$6,662,653
Research and development	122,099	65,978	211,087	217,601	1,284,933

Total	$248,996	$314,864	$563,033	$948,747	$7,947,586

The fair value of shares vested under the Plan for the three and nine months ended September 30, 2011 and 2010 and for the period from August 1, 2005 (inception) through September 30, 2011 were $290,879, $695,491, $907,271, $1,425,226, and $6,357,032 respectively.

At September 30, 2011, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $431,764, which is expected to be recognized over a weighted-average vesting period of 1.3 years. This unrecognized estimated employee compensation cost does not include any expenses relating to estimated forfeitures of performance-based stock options.

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

On August 12, 2010, in conjunction with an amended services agreement, the Company issued to named employees of Two River Consulting (“TRC”) stock options to purchase 250,000 shares of the Company’s common stock that were fully vested on issuance and had an estimated fair value of $82,200.

Stock-based compensation costs incurred for services by non-employees for the three and nine months ended September 30, 2011 and 2010, and for the cumulative period from August 1, 2005 (inception) through September 30, 2011 totaled $0, $123,679, $69,638, $85,905 and $698,773 respectively. These amounts were included in research and development and general and administrative expenses in the accompanying Condensed Statements of Operations. As of September 30, 2011 all non-employee based options were fully vested.

 8. RELATED PARTIES

On June 24, 2009, the Company entered into a services agreement with TRC to provide various clinical development, operational and administrative services to the Company for a period of one year.  Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, who was appointed to serve as a member of the Company’s Board of Directors on September 24, 2009, are each partners of TRC.  David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the services agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors (the “Special Committee”).  None of the members of the Special Committee has any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company agreed to pay to TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009. Twenty-five percent of the stock options vested immediately and the remaining 75% were scheduled to vest pursuant to the achievement of certain milestones relating to the clinical development of cenderitide. On January 5, 2011, the final block of stock options vested. Of the 750,000 original stock options issued, 535,172 stock options vested with a total fair value of $353,976. On August 12, 2010, the Special Committee approved an extension of the services agreement with TRC to provide for a month-to-month term and the issuance of fully-vested and immediately-exercisable stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.38 per share, which had an estimated fair value of $82,000, was expensed on the date of grant.  On March 17, 2011, the Special Committee approved an amendment of the services agreement, pursuant to which the level of services to be provided by TRC was reduced and the monthly cash fee payable to TRC was reduced to $31,702. Additional operational and clinical development services may be provided by TRC, and billed to the Company, on an hourly basis.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and nine months ended September 30, 2011 and 2010 and for the period from August 1, 2005 (inception) through September 30, 2011, total cash services and reimbursed expenses totaled $99,990, $326,300, $205,239, $619,602, and $1,743,162 respectively. As of September 30, 2011 the Company had a payable to TRC of $36,167 which was paid in full during October 2011.

In connection with the 2011 Offering, the Company engaged Riverbank Capital Securities, Inc. (“Riverbank”) to serve as placement agent.  Mr. Kazam and Peter M. Kash, a director of the Company, are each officers of Riverbank.  See Note 6 for further details.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage biopharmaceutical company in the business of commercially developing innovative products for the treatment of cardiovascular diseases. We currently have rights to develop and commercialize two product candidates, described as follows:

•
Cenderitide, our lead product candidate, is a chimeric natriuretic peptide that we are developing for the treatment of heart failure.  We plan to develop cenderitide for the treatment of patients for up to 90 days following admission for acutely decompensated heart failure, or ADHF. We also believe cenderitide may be useful in several other cardiovascular and renal indications. We recently completed dosing subjects in a Phase 1 clinical trial in collaboration with Medtronic, Inc.  Pursuant to an agreement with Medtronic, we are reimbursed for a portion of the costs incurred to conduct this Phase 1 trial.  We expect to complete the remaining activities of this Phase 1 trial, which include analysis of the study data and preparation of a study report, during the first quarter of 2012.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2011 and 2010 were approximately $0.5 million and $0.7 million, respectively. G&A expenses for the nine months ended September 30, 2011 and 2010 were approximately $1.6 million and $1.7 million, respectively. The small decrease in G&A expenses from 2010 is primarily due to an approximately $0.1 million decrease in stock compensation expense in 2011.  Additionally, during the three months ended September 30, 2010, the Company incurred one-time charges for the listing of additional shares on the NASDAQ, with no such charges during the same period in 2011.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2011 and 2010 were approximately $1.5 million and $1.1 million, respectively. The approximately $0.4 million increase in 2011 R&D expenses over 2010 is primarily due to approximately $0.2 million in preclinical toxicology studies conducted on cenderitide, with no such activities during the same period in 2010.  Additionally, there was an increase of $0.2 million in clinical costs primarily due to the Phase 1 trial of cenderitide conducted in collaboration with Medtronic that began in 2011 and therefore, no such expenses for the same period in 2010.

R&D expenses for the nine months ended September 30, 2011 and 2010 were approximately $2.8 million and $3.5 million, respectively. The decrease in R&D expenses in 2011 over the respective period in 2010 is primarily due to the completion of our Phase 2 clinical study of cenderitide during the fourth quarter of 2010, offset partially by expenses related to the Phase 1 clinical trial of cenderitide in collaboration with Medtronic which began in 2011.

Cenderitide. Although the development of cenderitide is still in its early stages, we believe that it has potential applications to treat heart failure. In addition to the Phase 1 clinical trial costs being reimbursed by Medtronic pursuant to our collaboration agreement, we expect to spend $0.5 million in external development costs in the remainder of fiscal 2011. We completed dosing the Phase 1 trial in October 2011, having enrolled 58 patients in the trial. Our strategy for further development of cenderitide in 2012 will depend to a large degree on the final analysis of the data from this clinical trial. Subject to such data, we plan to initiate a larger Phase 2 clinical trial in 2012, which will require significant additional capital to fund.

CU-NP.  Since acquiring our rights to CU-NP in June 2008, we have incurred total research and development expenses of approximately $0.6 million through September 30, 2011.  CU-NP has only undergone preclinical studies and has yet to be studied in humans.  Based on our current development plans for CU-NP, we anticipate that we will expend a minimal amount on external development costs until we have obtained significant additional capital.

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

Interest Income. Interest income for the three months ended September 30, 2011 and 2010 was approximately $1,880 and $5,954, respectively. Interest income for the nine months ended September 30, 2011 and 2010 was approximately $4,912 and $17,526, respectively.  This decrease in interest income over 2010 is due to lower interest rates earned on cash in bank accounts and lower average cash balances in 2011 than 2010 levels.

Collaboration Income.  As a result of our February 2011 collaboration agreement with Medtronic, pursuant to which Medtronic agreed to reimburse us for our R&D expenditures in connection with our Phase 1 trial of cenderitide, we recognized income of approximately $0.8 million and $1.2 million in the three and nine month periods ended September 30, 2011, respectively, compared to no such income during the corresponding periods in 2010. We expect to recognize approximately $0.2 million of income relating to the reimbursement of expenses from our Phase 1 trial through the remainder of 2011, and another $0.2 million in the first half of 2012.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2011 and December 31, 2010 and our net decrease in cash and cash equivalents for the nine months ended September 30, 2011 and 2010 (the amounts stated are expressed in thousands):

Liquidity and capital resources	September 30, 2011	December 31, 2010
Cash and cash equivalents	$2,607	$3,378
Working Capital	$2,310	$2,528
Stockholders' equity	$2,373	$2,597

	Nine Months Ended September 30,
Cash flow data	2011	2010
Cash used in:
Operating activities	$(3,081)	$(3,263)
Investing activities	-	-
Cash provided by:
Financing activities	2,310	4,523
Net (decrease) increase in cash and cash equivalents	$(771)	$1,260

Our total cash resources as of September 30, 2011 were $2.6 million compared to $3.4 million as of December 31, 2010. As of September 30, 2011, we had approximately $0.7 million in current liabilities, and $2.3 million in net working capital. We incurred a net loss of $3.2 million and had negative cash flow from operating activities of $3.1 million for the nine months ended September 30, 2011. Since August 1, 2005 (inception) through September 30, 2011, we have incurred an aggregate net loss of approximately $43.2 million, while negative cash flow from operating activities has amounted to $31.1 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through September 30, 2011, we have financed our operations through public and private sales of our equity and debt securities. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at September 30, 2011 and the current plan of expenditure on continuing development of current product candidates, which includes the completion of our Phase 1 clinical trial of cenderitide administered with Medtronic’s pump technology, we believe that we only have sufficient capital to fund our operations into the second quarter of 2012. We would need substantial additional capital in order to initiate and fund the next clinical study of cenderitide, which is expected to be a Phase 2 clinical trial. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to continue the clinical and regulatory development of our products, and could be required to delay, scale back or eliminate some or all our research and development programs or potentially wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business and may result in the entire loss of your investment in our common stock.

Our forecasted average monthly cash expenditures for the next six months, net of funding from Medtronic, are approximately $0.3 million. Following the completion of our Phase 1 trial, we will need substantial additional capital, whether from a financing or a strategic partnership, in order to initiate and complete our next planned study, a Phase 2 clinical trial.

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

License Agreement Commitments

Cenderitide License Agreement

Pursuant to our license agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) for cenderitide, in July 2008 we made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase 2 trial. Subsequent milestones achieved will require us to make additional milestone payments to Mayo. We agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to cenderitide. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of cenderitide as well as for additional compounds or analogues contained in the intellectual property.

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

Under the terms of the CU-NP license agreement, we made an up-front cash payment to Mayo and agreed to make future contingent cash payments up to an aggregate of $24.3 million upon achievement of specific clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase 2 clinical trial of the licensed product. This aggregate amount of $24.3 million is subject to increase upon the receipt of regulatory approval for each additional indication of CU-NP, as well as for additional compounds or analogues contained in the intellectual property. Pursuant to the agreement, we must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products.

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

Collaboration Agreement

In February 2011, we entered into a Clinical Trial Funding Agreement with Medtronic, Inc.  Pursuant to the agreement, Medtronic agreed to provide the funding and equipment necessary for us to conduct a Phase 1 clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology.  In accordance with the agreement, Medtronic also agreed to reimburse to us the costs necessary to conduct the Phase 1clinical trial and to supply the pumps and related equipment for use therein.  As of September 30, 2011, Nile has received approximately $1.2 million in funding from Medtronic.

Under our agreement with Medtronic, we have agreed not to enter into an agreement with a third party to develop or commercialize cenderitide or any drug/device combination developed under the agreement until the earlier of: (i) three months following delivery to Medtronic of a final database with respect to the Phase 1 trial; and (ii) 15 months after the date of the agreement. We expect to deliver the final database in November 2011. Therefore, we expect that the period in which we would not be able to sign an agreement with another third party would end in February 2012.

The agreement provides that intellectual property conceived in or otherwise resulting from the performance of the Phase 1 clinical trial shall be jointly owned by us and Medtronic (the “Joint Intellectual Property”), and that we shall pay royalties to Medtronic based on the net sales of any Nile product, the manufacture, use or sale of which is covered or claimed in one or more issued patents constituting Joint Intellectual Property.  The agreement further provides that, if the parties fail to enter into a definitive commercial license agreement with respect to cenderitide, then each party shall have a right of first negotiation to license exclusive rights to any Joint Intellectual Property.

The agreement will remain in effect until the completion of the Phase 1 clinical trial, including delivery to Medtronic of a final database and a final study report with respect to the Phase 1 trial, unless terminated earlier by either party (i) if the other has materially breached its obligations thereunder, (ii) if the other party becomes subject to a bankruptcy or similar proceeding, (iii) for reasons related to the safety, efficacy, toxicity or formulation of cenderitide, or (iv) for a failure of the study to meet its endpoints.  Also, Medtronic may terminate the agreement without cause at any time upon 90 days’ written notice to us, in which event Medtronic shall be obligated to pay for any non-cancelable costs incurred by us prior to such termination.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2011.

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

We recognize milestone payments as income upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as income over the remaining estimated period of performance under the contract as we complete its performance obligations.

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

We have entered into a collaboration agreement with Medtronic, Inc. relating to our Phase 1 clinical trial of cenderitide.  Under this agreement, we are reimbursed for certain costs of the Phase 1 trial. We record all of these expenses as research and development expense and the reimbursements from Medtronic as income.

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

As of September 30, 2011, our portfolio consisted primarily of bank savings accounts and a certificate of deposit associated with our lease obligation, and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at September 30, 2011, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $2.6 million.

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

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factor, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”) under the caption “Item 1A. Risk Factors.”  If any of the risks described below or in our 2010 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2010 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We need substantial additional funding before we can complete the development of our product candidates, including cenderitide, our lead product candidate. If we are unable to raise additional capital, we will be forced to delay, reduce or eliminate our product development programs and may not have the capital required to otherwise operate our business.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue to develop cenderitide, our lead product candidate, and initiate clinical development of CU-NP, our second product candidate. In addition, our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, requires that we perform additional studies to those that we currently anticipate, and the timing of any potential product approval may be delayed. Other than our cash on hand, we currently have no commitments or arrangements for any additional financing to fund the research and development of our product candidates. We have not generated any product revenues, and do not expect to generate any revenues until, and only if, we receive approval to sell our drug candidates from the FDA and other regulatory authorities for our product candidates. As of September 30, 2011, we had cash and cash equivalents totaling $2.6 million. During the fiscal year ended December 31, 2010 and the nine months ended September 30, 2011, we used net cash totaling $4.3 million and $3.1 million, respectively, in operating activities. We expect our negative cash flows from operations to continue for the foreseeable future and beyond potential regulatory approval and any product launch. Based on our current development plans, including the completion of our Phase 1 PK/PD study of cenderitide, we anticipate that our current resources will only be sufficient to fund our operations into the second quarter of 2012. We will need substantial additional capital in order to complete the next stage of development of cenderitide, which we anticipate will be a Phase 2 double-blind, placebo-controlled, dose ranging clinical study.

Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. In addition, we could be forced to discontinue product development and reduce or forego attractive business opportunities, or even cease business altogether. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.  However, even though we have to date been successful in securing the capital needed to fund our business, there is no assurance that we will continue to secure such capital in the future.

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

101
The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, and for the period from August 1, 2005 (inception) through September 30, 2011, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through September 30, 2011, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and for the period from August 1, 2005 (inception) through September 30, 2011, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NILE THERAPEUTICS, INC.

Date: November 14, 2011	By:	/s/ Joshua Kazam
Joshua Kazam
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Daron Evans
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

101
The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, and for the period from August 1, 2005 (inception) through September 30, 2011, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through September 30, 2011, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and for the period from August 1, 2005 (inception) through September 30, 2011, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.