Form 10-K
period 2011-12-31
Nile Therapeutics, Inc.
filed 2012-04-02
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Warrants (expiring April 21, 2015)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2011: $21,727,005

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

As of March 29, 2012, there were 39,712,231 shares of the issuer’s common stock, par value $0.001 per share, issued and outstanding.

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

Company Overview

We are a development stage, biopharmaceutical company developing innovative products for the treatment of cardiovascular and renal diseases, with an initial focus on heart failure. We currently have two drug candidates in development:

•	Cenderitide (formerly CD-NP), our lead product candidate, is a chimeric natriuretic peptide that we are developing for the treatment of heart failure. We are developing cenderitide for the treatment of patients for up to 90 days following admission for acutely decompensated heart failure, or ADHF. We refer to this setting as the “post-acute” period. In 2011, we completed a 58-patient Phase 1 clinical trial of cenderitide in the post-acute setting. We conducted this clinical trial in collaboration with Medtronic, Inc., delivering cenderitide through continuous intravenous infusion using Medtronic’s pump technology. Following that Phase 1 clinical trial, we plan to initiate a Phase 2 clinical trial of cendertide in 2012. In addition to treating heart failure, we believe cenderitide may be useful in several other cardiovascular and renal indications.

•	CU-NP, is a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. We are currently evaluating the potential for the chronic dosing of CU-NP, which could be used to treat a number of cardiovascular and renal diseases.

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

Completed single-blind, placebo-controlled Phase 1 study of cenderitide in chronic heart failure patients in October 2011. The primary objective of the study was to assess the pharmacokinetics of cenderitide delivered through a subcutaneous micro-needle pump to patients in the post-acute setting. In 2012, subject to available capital, we plan to initiate a Phase 2 placebo-controlled study in order to assess the safety of chronic subcutaneous dosing for 90 days, and will also collect data on multiple secondary end-points to evaluate potential efficacy.

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

HF is the fastest-growing clinical cardiac disease in the United States according to the American Heart Association, affecting over 5 million Americans. Over 1.2 million patients in the U.S. each year are hospitalized with ADHF, an acute exacerbation of their condition. This hospitalization rate is almost double the rate seen 15 years ago. HF is the most frequent cause of hospital admission in the U.S. for patients older than 65 years, generating annual inpatient costs of more than $35 billion, according to the American Heart Association. We believe that approval of a novel agent with safety and efficacy improvements over existing therapies could significantly expand the HF market.

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

Prior Clinical Studies

In 2007, we completed a Phase 1 dose-escalation study in healthy volunteers to examine the safety and pharmacodynamic effects of various doses of cenderitide. The study placed particular emphasis on the effects of cenderitide on blood pressure and renal function. Data from the completed Phase 1 study in healthy volunteers was consistent with several pre-clinical findings, including that cenderitide was associated with increased levels of plasma cGMP, a secondary messenger of the target receptor, preserved renal function, increased urinary excretion of sodium, or natriuresis, and increased urination, or diuresis. The study also showed that cenderitide had a minimal effect on mean arterial pressure, a measurement of pumped blood flow in the arteries.

In 2008, we initiated two additional dose-escalation studies to assess the safety and pharmacodynamic profile of cenderitide in heart failure patients. The first study was a Phase 1 study in chronic heart failure patients with signs of fluid overload designed to understand the maximum tolerated dose of the product candidate. Patients with chronic heart failure with signs of fluid overload were enrolled into the study. The effects of 24 hours of cenderitide delivered through i.v. infusion was compared to the patient’s baseline established in the 24 hours prior to cenderitide infusion. The patient’s oral diuretic and vasoactive medications were withheld during the cenderitide infusion. While the study was not powered for statistical analysis, data from the Phase 1 study indicate the following:

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

The second study initiated in 2008 was a Phase 2 study in acute heart failure patients designed to better understand the hemodynamic properties of cenderitide, or how cenderitide affected blood circulation. The subjects were enrolled 24-48 hours after admission to the hospital for acute heart failure. In the first 24-48 hours after admission, subjects were treated with the standard of care. The subjects were enrolled into the study only after an investigator had determined that the patient needed a Swan-Ganz catheter to better monitor pulmonary capillary wedge pressure, or PCWP, and after the patient’s acute condition had stabilized. All patients received a continuous i.v. infusion of furosemide throughout the administration of cenderitide. Data from this Phase 2 study indicate the following:

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

In March 2009, the FDA placed a clinical hold on the cenderitide program. The FDA requested additional data on our Phase 2 clinical trial, which was finalized in March 2009, and modifications to cenderitide’s current investigator brochure. We submitted a full response to the FDA in April 2009 and the cenderitide program was released from clinical hold in May 2009.

In June 2010, we completed dosing of a 77 patient, open-label, placebo controlled Phase 2 study of cenderitide in patients with ADHF and mild to moderate renal dysfunction. Cenderitide infusion at 1.25, 2.5 and 3.75 ng/kg/min appeared to be well tolerated. A dose-related effect on blood pressure was observed, with minimal or mild blood pressure reduction at 1.25 and 2.5 ng/kg/min, and moderate blood pressure reduction at 3.75 ng/kg/min. Dose escalation was limited by significant blood pressure reduction at 5 ng/kg/min. Secondary and exploratory analyses demonstrated favorable effects of cenderitide on renal function, particularly at the 1.25 and 2.5 ng/kg/min doses. At these doses, cenderitide appeared to preserve or enhance renal function compared to placebo, as evidenced by favorable trends in several biomarkers correlated with kidney function, including creatinine and cystatin-c.

In March 2011, the FDA granted Fast Track designation to our post-acute development program for cenderitide.

In October 2011, we completed dosing of a 58 patient, open-label, placebo controlled Phase I clinical trial that was designed to understand the doses required to achieve pre-determined plasma levels of cenderitide when delivered through a subcutaneous infusion pump. The target cenderitide plasma levels were based on our previous Phase 2 clinical trials, in which cenderitide was delivered through continuous i.v. infusion. The Phase 2 study enrolled patients in three parts. In Part A of the trial, 12 patients received two subcutaneous bolus injections of cenderitide. In Part B of the trial, 34 patients received a 24-hour continuous subcutaneous infusion of either of two fixed doses of cenderitide or placebo. In Part C, 12 patients received a 24-hour continuous subcutaneous infusion of either a weight-based dose of cenderitide, or placebo. All infusions were delivered through subcutaneous pump technology of Medtronic, Inc. pursuant to the parties’ February 2011 collaboration agreement. In accordance with the terms of that agreement, Medtronic agreed to reimburse us for certain expenses of this Phase 1 study and provided the subcutaneous pumps used in the study.

The top line results from the Phase 1 trial are as follows:

•	The primary end-point was met – cenderitide achieved target pharmacokinetic, or PK, levels when delivered through Medtronic’s subcutaneous pump technology;
•	24 hour subcutaneous delivery of cenderitide through Medtronic’s pump technology was well-tolerated, with no injection site irritation;
•	Subcutaneously delivered cenderitide has an acceptable bioavailability profile;
•	Cenderitide’s PK profile achieved steady-state when delivered through subcutaneous infusion;
•	Weight-based dosing reduced PK variability, as compared to a fixed dosing regimen.

In addition to our own studies, in July 2008, the Mayo Clinic initiated a Phase 1 study, under an investigator-sponsored investigational new drug application, or IND, to better understand cenderitide’s renal properties.

Future Clinical Studies

In mid-2012, we plan to initiate a Phase 2 single-blind, placebo-controlled, dose ranging study in post-acute patients. The Phase 2 study will evaluate the endpoints of cardiac remodeling, renal function, re-hospitalization and mortality in patients following 90 days of chronic therapy. Stabilized patients admitted for ADHF with documented cardiac ejection fraction (EF) ≤ 40%, and who have been admitted for ADHF within the previous 9 months, will be targeted for enrollment in the study. Study drug will be initiated in the hospital (after the patient has been stabilized and no longer on intravenous diuretic and vasoactive medication) and continued for up to 90 days.

The primary objective of this single-blind, placebo-controlled, dose-ranging, multi-centered study will be to ensure that patients can tolerate subcutaneous infusion for up to 90 days in an outpatient setting. Up to 96 heart failure patients will be given a subcutaneous infusion of cenderitide or placebo for 90 days in an outpatient setting. Patients will be randomized initially to a low, medium, high or placebo dose. The secondary objectives of the study are to assess multiple secondary end-points evaluating the potential efficacy of cenderitide, including re-hospitalization at 90 days, 6 minute walk test, quality of life assessment, biomarkers of renal function, and left ventricular remodeling as measured by echocardiogram. After 96 patients, assuming a successful safety review, we intend to expand the trial by up to 200 additional patients to provide additional data on the secondary end-points. If initiated in mid-2012, we expect to complete enrollment of the first 96 patients in the study in 2013.

We do not currently have the capital resources that will be required to initiate and conduct this planned Phase 2 study. We are in discussions with several potential strategic parties with which we may collaborate to conduct our planned Phase 2 clinical trial. If we are unable to reach an agreement with such parties, we may be required to fund the entire clinical trial on our own and will need substantial additional capital in order to do so. We estimate the costs to conduct this Phase 2 study, up to 296 patients, will be approximately $15 million to $20 million and will take approximately 30 months to complete. Further, even if we reach an agreement with a collaborator, we may still be required to fund a portion of the planned Phase 2 activities ourselves and will need additional capital to do so. There can be no assurance that such additional capital will be available to us on acceptable terms or even at all. See “Risk Factors – Risks Relating to Our Business – We need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may not have the capital required to otherwise operate our business.”

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

License Agreements

Cenderitide

On January 20, 2006, we entered into an exclusive, worldwide, royalty-bearing license agreement, or the cenderitide License Agreement, with Mayo Foundation for Medical Education and Research, or the Mayo Foundation, for the rights to issued patents, patent applications and know-how relating to the use of cenderitide in all therapeutic uses. We were also entitled to rights to improvements to cenderitide that arose out of the laboratory of Dr. John Burnett, the co-inventor of cenderitide, until January 19, 2009.

Under the terms of the cenderitide License Agreement, we paid the Mayo Foundation an up-front cash payment and reimbursed it for past patent expenses. We issued to the Mayo Foundation 1,379,419 shares of common stock. Additionally, we agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to cenderitide. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of cenderitide as well as for additional compounds or analogues contained in the intellectual property. In July 2008, we made a milestone payment of $400,000 to the Mayo Foundation upon the dosing of the first patient in a Phase II trial. There were no such milestone payments due for the year ended December 31, 2011. Based on the current stage of research we do not expect to make any milestone payments for the year ending December 31, 2012 Pursuant to the cenderitide License Agreement, we will pay the Mayo Foundation an annual maintenance fee and a percentage of net sales of licensed products, as well as $50,000 per year for the consulting services of Dr. Burnett while serving as chairman of the Company’s Scientific Advisory Board.

In addition to the potential milestone payments discussed above, the cenderitide License Agreement requires us to issue shares of common stock to the Mayo Foundation for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period from August 1, 2005 (inception) through December 31, 2011, the Company received $482,235 in grant income for which it has issued to the Mayo Foundation 63,478 shares (representing $182,236) of common stock. No such shares have been issued since the year ended December 31, 2008.

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

CU-NP

On June 13, 2008, we entered into an exclusive, worldwide, royalty-bearing license agreement, or the CU-NP License Agreement, with the Mayo Foundation for the rights to intellectual property and to develop commercially CU-NP for all therapeutic indications. We were also entitled to rights to improvements to CU-NP that arose out of the Mayo Clinic laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP, until June 12, 2011.

Under the terms of the CU-NP License Agreement, we made an up-front cash payment to the Mayo Foundation and agreed to make future contingent cash payments up to an aggregate of $24.3 million upon achievement of specific clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase 2 clinical trial of the licensed product. This aggregate amount of $24.3 million is subject to increase upon the receipt of regulatory approval for each additional indication of CU-NP, as well as for additional compounds or analogues contained in the intellectual property. There were no such milestone payments due for the year ended December 31, 2011. Based on the current stage of research, we do not expect to make any milestone payments for the year ending December 31, 2012. Pursuant to the agreement, we must also pay the Mayo Foundation an annual maintenance fee and a percentage of net sales of licensed products.

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

Collaboration Agreement

In February 2011, we entered into a Clinical Trial Funding Agreement with Medtronic, Inc. Pursuant to the agreement, Medtronic provided the funding and equipment necessary for us to conduct our Phase 1 clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology.

Under the agreement, we agreed not to enter into an agreement with a third party to develop or commercialize cenderitide or any drug/device combination developed under the agreement until the earlier of: (i) three months following delivery to Medtronic of a final database with respect to the Phase 1 trial; and (ii) 15 months after the date of the agreement. The final database was delivered to Medtronic on November 19, 2011.

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

Pursuant to its terms, the agreement expired in February 2012, following the completion of the Phase 1 clinical trial and the delivery of data and reports related to such study.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, and manufacturing development, legal expenses resulting from intellectual property prosecution, contractual review, and other expenses relating to the design, development, testing, and enhancement of our product candidates R&D expenses for the years ended December 31, 2011 and 2010 were approximately $4.1 million and $4.1 million, respectively.

Employees

As of December 31, 2011, we had two full-time and two part-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are satisfactory.

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

Risks Relating to Our Business

We need substantial additional funding in order to continue our business operations and the further development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may not have the capital required to otherwise operate our business.

As of December 31, 2011, we only had approximately $1.0 million in cash and cash resources, and net working capital of approximately $0.8 million. We believe that our currently available cash resources, together with the expected net proceeds of our March 2012 offering of common stock and warrants, are only sufficient to fund our operations into mid-fourth quarter of 2012. As a result, our financial statements reflect an uncertainty about our ability to continue as a going concern, which is also reflected in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2011 included elsewhere in this report.  Accordingly, we are in immediate need of additional capital to fund our general corporate activities.

Further, beyond funding our basic corporate activities, we need substantial additional capital in order to fund the costs of our planned Phase 2 trial of cenderitide. We are in discussions with different strategic partners about potentially collaborating on the future development of cenderitide, including our planned Phase 2 trial, and the terms of any such collaboration may provide that our partner would fund all or a portion of the expenses of such further development. However, we do not have any agreement or commitment from any collaboration partner, and there is no assurance we will be able to reach any such agreement. If we are unable to reach an agreement with a collaboration partner, we will be required to fund the entire costs of the planned Phase 2 trial on our own, which we estimate may cost approximately $15 million to $20 million and take approximately 30 months to complete. There can be no assurance that we will be able to secure the capital needed to fund this clinical trial, whether through a collaboration with a third party or by ourselves.

Since we do not currently generate any recurring revenue, nor do we expect to for the foreseeable future, we expect to finance future cash needs, including the cash needed to fund our general corporate activities and the more substantial capital needed to fund our planned Phase 2 clinical trial of cenderitide, through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. Such funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. In addition, we could be forced to discontinue product development, reduce or forego attractive business opportunities and even cease our operations altogether. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, cost and results of our research and development activities, especially our planned Phase 2 clinical trial of cenderitide;

•	the costs and timing of regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;

•	the cost and timing of completion of clinical and commercial-scale outsourced manufacturing activities; and

•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

Our rights to our cenderitide and CU-NP drug candidates are both derived from separate license agreements between us and the Mayo Foundation, an affiliate of Mayo Clinic. Our business depends substantially on these agreements to maintain the intellectual property rights to both our product candidates. These license agreements require us to perform certain obligations that affect our rights under these licensing agreements, including making cash payments upon the achievement of certain milestones relating to the development of each product candidate. Both of these agreements last either throughout the life of the patents, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product. If we fail to comply with our obligations in our license agreements with the Mayo Foundation, we could lose important patent and other intellectual property rights which are critical to our business.

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

Each of our two product candidates, cenderitide and CU-NP, is in an early stage of development and requires extensive clinical testing before it will be approved by the FDA or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. We cannot predict with any certainty the results of such clinical testing, including the results of our planned Phase 2 clinical trial of cenderitide in the post-acute heart failure setting. We cannot predict with any certainty if, or when, we might commence any such clinical trials or whether such trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agency.

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

Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report:

•	our need for substantial additional capital to fund our development programs;

•	delays in the commencement, enrollment, and timing of clinical testing;

•	the success of our clinical trials through all phases of clinical development;

•	the success of clinical trials of our cenderitide and CU-NP product candidates or future product candidates;

•	any delays in regulatory review and approval of our product candidates in clinical development;

•	our ability to receive regulatory approval or commercialize our two product candidates, cenderitide and CU-NP, within and outside the United States;

•	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	market acceptance of our product candidates;

•	our ability to establish an effective sales and marketing infrastructure once our products are commercialized;

•	competition from existing products or new products that may emerge;

•	the impact of competition in the market in which we compete on the commercialization of cenderitide and CU-NP;

•	guidelines and recommendations of therapies published by various organizations;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	our ability to maintain adequate insurance policies;

•	our dependency on third parties to formulate and manufacture our product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	the level of experience in running a public company of our senior management who are relatively new to their current roles as managers of a public company.

We have a history of net losses, expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

For the years ended December 31, 2011 and 2010, respectively, we had a net loss of $4.9 million and $6.0 million. Since our inception on August 1, 2005, through December 31, 2011, we have accumulated a deficit of $44.8 million and have stockholders’ equity of $0.8 million. We expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future, as we:

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

Arie S. Belldegrun and Joshua A. Kazam, each of whom are currently directors of our company, and David M. Tanen, a co-founder, director and secretary of our company until September 2009, are the managing members of Two River Consulting, LLC, or TRC. Since June 2009, Mr. Kazam has also served as our President and Chief Executive Officer. In June 2009, we entered into a services agreement with TRC pursuant to which it performs various management, clinical development, operational and administrative activities and services for us, including the services of Mr. Kazam as our President and Chief Executive Officer. The terms of the services agreement were reviewed and approved by a special committee of our Board of Directors consisting of independent, disinterested directors. As consideration for the services provided under the services agreement, we paid TRC a monthly cash fee of $65,000 through March 2011, which was thereafter reduced to $30,082 per month due to reduced services being provided by TRC. In addition, upon entering into the services agreement, we issued to designees of TRC (excluding Dr. Belldegrun and Messrs. Kazam and Tanen) stock options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.89 per share. Twenty-five percent of the stock options vested immediately and the remaining 75% were scheduled to vest pursuant to the achievement of certain milestones relating to the clinical development of cenderitide. On January 3, 2011, the final block of stock options vested. Of the 750,000 stock options issued, 535,172 stock options vested and the remaining 214,828 stock options were forfeited. Also, in connection with an August 2010 amendment extending the term of the services agreement with TRC, we issued to designees of TRC (excluding Dr. Belldegrun and Messrs. Kazam and Tanen) fully-vested and immediately-exercisable stock options to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.38 per share. Additional operational and clinical development services may be provided by TRC, and billed to us, on an hourly basis. Each of Messrs. Kazam and Tanen, as well as Peter M. Kash, a director of our company, are also officers and directors of Riverbank Capital Securities, Inc., or Riverbank, a registered broker-dealer, which served as placement agent in connection with our July 2009 private placement. Scott L.Navins, the Financial and Operations Principal of Riverbank, serves as our Treasurer pursuant to the TRC services agreement.

Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. We believe that the terms of the agreements that we have entered into with TRC and Riverbank satisfy the requirements of Delaware law, but in the event one or more parties challenges the fairness of such terms we may have to expend substantial resources in resolving such challenges and can make no guarantees of the result. Further, none of our affiliates or TRC is obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and the investors should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or TRC in the future will be made available to us. In addition, certain of our current officers and directors or certain of any officers or directors hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with our own.

We are substantially dependent on the services of TRC and other consultants.

We currently have only three employees – Richard Brewer, our Executive Chairman; Daron Evans, our Chief Financial Officer; and Hsiao Lieu, our Executive VP of Clinical Development. We currently rely on TRC, an entity affiliated with certain of our officers and directors, to render various management and administrative activities and services for us. We also rely in substantial part, and for the foreseeable future will continue to rely, on certain independent organizations and consultants to provide other important services, including substantially all aspects of regulatory guidance, clinical management, and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.

Our Executive Chairman and our CEO provide their services on a part-time basis and significant other services are currently being rendered by outside consultants. If we are unable to hire additional qualified personnel in the future, our ability to grow our business may be harmed.

Although we currently engage TRC to provide personnel to perform a variety of management and other services on our behalf on a consulting basis, including the services of Joshua Kazam as our President and Chief Executive Officer, we expect to directly hire employees, including at the senior management level, in the future as we further the development of our clinical programs. In addition, Richard Brewer, our Executive Chairman, provides his services as a part-time employee. As we further the development of our product candidates, we intend to hire employees to perform the services currently being rendered by external consultants and TRC. Accordingly, our ability to attract and retain qualified personnel will be critical to managing and growing our business in the future, especially the hiring and retention of key executive personnel and scientific staff. There is intense competition and demand for qualified personnel in our area of business and no assurances can be made that we will be able to retain the personnel necessary for the development of our business on commercially reasonable terms, if at all.

We may not be able to manage our growth.

Should we achieve our near-term milestones, such as completion of our planned Phase 2 clinical trial of cenderitide with positive data, of which no assurance can be given, our long-term viability will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

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

Our directors, officers, and principal stockholders beneficially own approximately 40% of our outstanding common stock. Accordingly, our executive officers, directors, and principal stockholders will have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

Recent turmoil in the financial markets and the global recession has adversely affected and may continue to adversely affect our industry, business and ability to obtain financing.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions leading to decreased spending by businesses and consumers alike. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet our liquidity needs. If the conditions in the U.S. and world economic markets remain uncertain or continue to be volatile, or if they deteriorate further, our industry and business may be adversely affected.

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

Delays in the commencement, enrollment, and completion of clinical testing could also significantly affect our product development costs. We do not know whether our planned Phase 2 clinical trial of cenderitide will be completed on schedule or at all. Thereafter, subject to the results of our planned Phase 2 trial, we do not know whether further planned clinical trials for cenderitide will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates, may be required to withdraw from a clinical trial as a result of changing standards of care, or may become ineligible to participate in clinical studies.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, we or our development partners, if any, may be delayed in obtaining, or may not be able to obtain, marketing approval for these product candidates. Based upon our discussions with the FDA, we intend to conduct clinical programs for each of our cenderitide and CU-NP product candidates. We may not be able to obtain approval for indications that are as broad as intended, or we may be able to obtain approval only for indications that are entirely different than those indications for which we sought approval.

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

Even if our clinical trials are completed as planned, including our planned Phase 2 clinical trial of cenderitide, we cannot be certain that their results will support the claims of our product candidates. Positive results in pre-clinical testing and early clinical trials does not ensure that results from later clinical trials will also be positive, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. A number of companies in the pharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

Despite the results reported in earlier clinical trials for our product candidates, we do not know whether any Phase 2, Phase 3 or other clinical programs we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates.

If we do not establish strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products or product candidates.

An element of our business strategy includes potentially partnering with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates, including the cash and other resources we need for such development and potentially commercialization. We intend to enter into potential strategic partnerships with third parties to develop and commercialize our product candidates, including, as discussed elsewhere in this prospectus supplement, our planned development of cenderitide. We also intend to enter into strategic partnerships to commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. We face significant competition in seeking appropriate strategic partners, and these potential strategic partnerships can be intricate and time consuming to negotiate and document. In addition, the early development stage of our product candidates may make it more difficult for us to identify and secure a strategic partner because of the additional risks inherent in early stage technologies. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any potential strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If we enter into strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

If we enter into any strategic partnerships with pharmaceutical, biotechnology or other life sciences companies we will be subject to a number of risks, including:

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	our financial condition, including our need for additional capital;

•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, and including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points;

•	announcements concerning clinical trials;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments in establishing new strategic alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry.

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

Because our common stock is primarily traded on the OTCQB tier of the OTC Markets, the volume of shares traded and the prices at which such shares trade may result in lower prices than might otherwise exist if our common stock was traded on a national securities exchange.

Trading of our common stock on the Nasdaq Capital Market was suspended in May 2011 and trading in our common stock has since been conducted on the OTCQB tier of the OTC Markets, an automated quotation system.  Stocks traded on the OTCQB are often less liquid than stocks traded on national securities exchanges, not only in terms of the number of shares that can be bought and sold at a given price, but also in terms of delays in the timing of transactions and reduced coverage of us by security analysts and the media. This may result in lower prices for our common stock than might otherwise be obtained if our common stock were traded on a national securities exchange, and could also result in a larger spread between the bid and asked prices for our common stock.

Our common stock is considered a “penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Because the market price of our common stock is currently less than $5.00 per share, and none of the specific exemptions are applicable, our common stock is considered a “penny stock” according to SEC rules. This designation requires any broker or dealer selling our common stock or our outstanding publicly-traded warrants to purchase common stock to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase our common stock, subject to certain exceptions. These rules may restrict the ability of brokers or dealers to sell shares of our common stock, which may make adversely affect the market for our securities.

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

In the future, any analysts who cover our business and operations may provide valuations regarding our stock price and make recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon such valuations and recommendations. Analysts’ valuations and recommendations are based primarily on our reported results and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, clinical trials, regulatory marketing approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed analysts’ forecasts and expectations as a result of a number of factors, including those discussed above under the sections “Risks Related to Our Business” and “Risks Related to the Clinical Testing, Regulatory Approval, Manufacturing and Commercialization of Our Product Candidates.” If our results do not meet analysts’ forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise.

The operational and other projections and forecasts that we may make from time to time are subject to inherent risks.

The projections and forecasts that our management may provide from time to time (including, but not limited to, those relating to timing, progress and anticipated results of the clinical development, regulatory processes, clinical trial timelines and any anticipated benefits of our product candidates) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from than those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this Annual Report should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

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

These provisions could make it more difficult for our stockholders to affect our corporate policies, make changes in our Board of Directors and for a third party to acquire us, even if doing so would benefit our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices are located at 4 West 4th, Ave. Suite 400, San Mateo, CA, 94402. Under the terms of an open-ended lease, cancellable upon 60 days notice, the base rent is $2,000 per month. The office space is approximately 1,200 square feet. In connection with this lease, we have made a $2,000 cash security deposit.

As our operations expand, we expect our space requirements and related expenses to increase.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened legal proceedings against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to May 12, 2011, our common stock traded on the NASDAQ Capital Market under the symbol “NLTX.”  Since May 12, 2011, our common stock has traded on the OTCQB tier of the OTC Markets under the symbol “NLTX.PK.” The following table lists the high and low sale price for our common stock as quoted, in U.S. dollars, by the NASDAQ Capital Market and the OTCQB, as applicable, during each quarter within the last two completed fiscal years.

Year ended December 31, 2011	High	Low
First Quarter	$0.97	$0.50
Second Quarter	$1.02	$0.53
Third Quarter	$0.82	$0.59
Fourth Quarter	$0.64	$0.45

Year ended December 31, 2010	High	Low
First Quarter	$1.50	$0.90
Second Quarter	$1.09	$0.30
Third Quarter	$0.80	$0.29
Fourth Quarter	$0.79	$0.41

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 29, 2012, we had 163 holders of record of common stock, not including those held in “street name.”

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

Overview

We are a development stage, biopharmaceutical company developing innovative products for the treatment of cardiovascular and renal diseases, with an initial focus on heart failure. We currently have two drug candidates in development:

•	Cenderitide (formerly CD-NP), our lead product candidate, is a chimeric natriuretic peptide that we are developing for the treatment of heart failure. Specifically, we are developing cenderitide for the treatment of patients for up to 90 days following admission for acutely decompensated heart failure, or ADHF. We refer to this setting as the “post-acute” period. In 2011, we completed a 58-patient Phase 1 clinical trial of cenderitide in the post-acute setting. We conducted this clinical trial in collaboration with Medtronic, Inc., delivering cenderitide through continuous intravenous infusion using Medtronic’s pump technology. Following that Phase 1 clinical trial, we plan to initiate a Phase 2 clinical trial of cenderitide in 2012. In addition to treating heart failure, we believe cenderitide may be useful in several other cardiovascular and renal indications.

•	CU-NP, is a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. We are currently evaluating the potential for the chronic dosing of CU-NP, which could be used to treat a number of cardiovascular and renal diseases.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the years ended December 31, 2011 and 2010 were approximately $2.1 million and $2.2 million, respectively. There we no significant changes in the Company’s G&A expenses in 2011 over 2010.

Research and Development Expenses. R&D expenses for the years ended December 31, 2011 and 2010 were approximately $4.1 million and $4.1 million, respectively. There was no significant net change in the Company’s R&D expenses for 2011 over 2010 as decreases in the cenderitide Phase II ADHF trial of approximately $2.3 million were offset by an increase of approximately $2.6 million relating to the cenderitide subcutaneous studies.

Cenderitide (formerly CD-NP). Although the development of cenderitide is still in its early stages, we believe that it has potential applications to treat heart failure. Assuming we obtain adequate financing, we expect to spend $2.0 to $2.5 million in fiscal 2012, of which $0.5 to $1.0 million will be external development costs relating to manufacturing and toxicology expenses. In mid-2012, we plan to initiate a Phase 2 single-blind, placebo-controlled, dose ranging study in post-acute patients. Up to 96 heart failure patients will be given a subcutaneous infusion of cenderitide or placebo for 90 days in an outpatient setting. After 96 patients, assuming a successful safety review, we intend to expand the trial by up to 200 additional patients. If initiated in mid-2012, we expect to complete enrollment of the first 96 patients in the study in 2013.

CU-NP. Since acquiring our rights to CU-NP in June 2008, we have incurred a total of approximately $0.6 million through December 31, 2011. CU-NP has only undergone preclinical studies and has yet to be studied in humans. Based on our current development plans for CU-NP, we anticipate that we will expend a minimal amount on external development costs until we have obtained significant additional capital.

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

Collaboration income. We realized collaboration income of approximately $1.4 million during the year ended December 31, 2011, all of which represents the funds paid to us by Medtronic as reimbursement of expenses we incurred in connection with our Phase 1 clinical trial of cenderitide in accordance with the terms of our February 2011 clinical trial funding agreement with Medtronic. All amounts due under the agreement were paid as of February 2012 at which time the agreement expired. We did not have any collaboration income for the year ended December 31, 2010.

Interest Income. Interest income for the years ended December 31, 2011 and 2010 was approximately $6,006 and $20,377, respectively. This decrease in interest income over 2010 is due to lower interest rates earned on cash in bank accounts, and lower average cash balances in 2011 than 2010 levels.

Other Income. Other income for the years ended December 31, 2011 and 2010 was approximately $8,338 and $241,685, respectively. Other income realized during fiscal year 2010 includes a $244,479 grant awarded to us in November 2010 under the Therapeutic Discovery Tax Credit program that was created as part of the Patient Protection and Affordable Care Act of 2010. This program was designed to provide a tax credit or grant of up to 50% of eligible costs and expenses for the tax years of 2009 and 2010 for qualifying research and development expenses incurred for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in a new therapy, reduce health care costs, or represent a significant advance in finding a cure for human disease. The grant awarded to us related to our R&D expenditures incurred in connection with our cenderitide program. We received the funds granted in the fourth quarter of 2010. There was no such grant available during 2011.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for each of the last two fiscal years, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	December 31,
Liquidity and capital resources	2011	2010
Cash and cash equivalents	$1,039	$3,378
Working capital	769	2,528
Stockholders' equity	831	2,597

	Year ended December 31,		Period from Aug. 1, 2005 (inception)
Cash flow data	2011	2010	to Dec. 31, 2011
Cash provided by (used in):
Operating activities	$(4,649)	$(4,318)	$(32,704)
Investing activities	(2)	(2)	(474)
Financing activities	2,312	4,523	34,218
Net increase (decrease) in cash and cash equivalents	$(2,339)	$203	$1,039

Our total cash resources as of December 31, 2011 were $1.0 million, compared to $3.4 million as of December 31, 2010. As of December 31, 2011, we had approximately $0.5 million in liabilities, and $0.8 million in net working capital. We incurred a net loss of $4.9 million and had negative cash flow from operating activities of $4.6 million for the year ended December 31, 2011. Since August 1, 2005 (inception) through December 31, 2011, we have incurred an aggregate net loss of approximately $44.8 million, while negative cash flow from operating activities has amounted to $32.7 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through December 31, 2011, we have financed our operations through public and private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund our immediate general corporate activities.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

On March 30, 2012, we entered into subscription agreements with certain purchasers under which we agreed to sell to such purchasers an aggregate of 3,350,000 shares of our common stock and warrants to purchase 2,512,500 million shares of our common stock in consideration for an aggregate purchase price of approximately $1.34 million. See “—Financing Activities,” below. We believe that the anticipated net proceeds from this offering, together with our existing cash resources, provides us with sufficient capital to fund our general corporate activities only to mid-fourth quarter of 2012. Further, beyond our general corporate activities, we need substantial additional capital to fund our planned Phase 2 clinical trial of cenderitide. We are in discussions with different strategic partners about potentially collaborating on the future development of cenderitide, including our planned Phase 2 clinical trial, and the terms of any such collaboration may provide that any such partner would fund all or a portion of the expenses of such further development. However, we do not have any agreement or commitment from any collaboration partner, and there is no assurance we will be able to reach any such agreement. If we are unable to reach an agreement with a collaboration partner, we will be required to fund the entire costs of the planned Phase 2 trial on our own, which we estimate may cost approximately $15 million to $20 million and take approximately 30 months to complete. There can be no assurance that we will be able to secure the capital needed to fund our general corporate activities or the planned Phase 2 clinical trial, whether through a collaboration with a third party or by ourselves.

Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs, including the cash needed to fund our planned Phase 2 clinical trial of cenderitide, through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. In addition, we could be forced to discontinue product development and reduce or forego attractive business opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. If we are not able to obtain financing when needed, we may be unable to carry out our business plan, including further clinical development of cenderitide. As a result, we may have to significantly limit our planned operations, which would materially harm our business, financial condition and results of operations. In such an event, we will be required to undertake a thorough review of our programs and the opportunities presented by such programs and allocate our resources in the manner most prudent.

Further, our actual cash requirements may vary materially from those now planned because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of our product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business. We will need additional capital to fund our operations through the fourth quarter of 2012.

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

Financing Activities

March 2012 Financing. On March 30, 2012, we entered into subscription agreements with certain purchasers pursuant to which we agreed to sell an aggregate of 3,350,000 shares of our common stock to such purchasers for a purchase price of $0.40 per share. In addition, for each share purchased, each purchaser will also receive three-fourths of a five-year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share, resulting in the issuance of warrants to purchase an aggregate of 2,512,500 shares of our common stock. The total gross proceeds from the offering will be $1.34 million, before deducting anticipated selling commissions and expenses of approximately $0.2 million. The offer and sale of these securities was registered under our Form S-3 shelf registration statement declared effective in March 2010. The closing of the offering is expected to occur on or around April 4, 2012, subject to customary closing conditions. In connection with the offering, we engaged Roth Capital Partners, LLC, or Roth, to serve as placement agent. Pursuant to the terms of the placement agent agreement, we agreed to pay Roth a cash fee equal to seven percent of the gross proceeds received by us, or approximately $0.1 million, plus a non-accountable expense allowance of $35,000. Richard B. Brewer, our Executive Chairman, Joshua A. Kazam, our President and Chief Executive Officer and a director, Daron Evans, our Chief Financial Officer, and Hsiao Lieu, M.D., our Executive VP of Clinical Development, are participating in the offering on the same terms as the unaffiliated purchasers, and have collectively subscribed to purchase 275,000 shares of our common stock and warrants to purchase 206,250 shares of our common stock for an aggregate purchase price of $110,000.

June 2011 Financing. On June 20, 2011, we sold in a private placement offering a total of 5,000,000 units of our securities at an offering price of $0.50 per unit. Each unit contained one share of common stock and 0.50 warrants to purchase one share of common stock at an exercise price of $0.60 per share. We may call the warrants for redemption upon 30 days’ notice if the volume weighted average price of the common stock for any 20 consecutive business days is equal to or greater than $1.50 per share. The total gross proceeds from the 2011 Offering were $2.5 million, before deducting selling commissions and expenses, which were approximately $0.2 million. The closing of the private placement occurred on June 23, 2011. Pursuant to the Purchase Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission seeking to register the resale of the Shares and Warrant Shares. The registration statement was filed on July 22, 2011. In connection with the private placement offering, we engaged Riverbank Capital Securities, Inc. (or “Riverbank”) to serve as placement agent, and Ladenburg Thalmann & Co. Inc. served as a sub-placement agent. Pursuant to the terms of the engagement agreement, we paid the placement agents a cash fee of $175,000 and issued warrants to purchase 250,000 shares of common stock, valued at $99,100. Peter M. Kash, a director, and Joshua A. Kazam, our President and Chief Executive Officer and a director, are each officers of Riverbank. Dr. Kash was allocated a portion of the warrants issuable to the placement agents. In light of the relationship between Dr. Kash, Mr. Kazam and Riverbank, the selection of Riverbank as a placement agent and the terms of the engagement were reviewed and approved by a special committee of the our Board consisting of disinterested directors with no affiliation to Riverbank or its affiliates.

April 2010 Financing. On April 21, 2010, we sold, in an underwritten public offering, a total of 6,500,000 units of our securities at a public offering price of $0.70 per unit. Each unit contained one share of common stock and 0.30 warrants to purchase common stock, each whole warrant representing the right to purchase one share of common stock at an exercise price of $0.94 per share. We may call the warrants for redemption upon 30 days’ notice if the price of our common stock is at least $3.00 per share for any 20 trading days within a period of 30 consecutive trading days. The units separated immediately and the common stock and warrants were issued separately. The warrants are approved for trading on the Nasdaq Capital Market under the symbol “NLTXW” and began trading on April 22, 2010. The sale of these 6,500,000 units closed on April 27, 2010. Pursuant to the terms of the underwriting agreement, we granted the underwriters an option for a period of 45 days to purchase up to an additional 975,000 units to cover over-allotments, if any. We also issued the underwriters a five-year warrant to purchase 390,000 shares of our common stock at an exercise price of $0.94 per share. On May 6, 2010, the underwriters exercised their option to purchase the maximum amount of 975,000 over-allotment units. The sale of the over-allotment units closed on May 10, 2010. The net proceeds to us from the sale of the units, after deducting underwriting discounts and commissions, was approximately $4.5 million when including the proceeds from the sale of the 975,000 over-allotment units.

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

CU-NP License Agreement

On June 13, 2008, we entered into a second license agreement with Mayo pursuant to which we acquired our rights to CU-NP. Under the terms of the agreement, Mayo granted to us a worldwide, exclusive license for the rights to commercially develop CU-NP for all therapeutic indications. We were also entitled to rights to improvements to CU-NP and know-how that arose out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP and employees of the Mayo Clinic, until June 12, 2011.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2011.

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

Stock options or other equity instruments to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) issued as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is recorded as expense over the applicable vesting periods.

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

In the quarter ending March 31, 2009, with two years of employee performance and forfeiture history, we began to estimate forfeitures of performance-based stock options. Prior to December 31, 2008, we did not include an estimate for forfeitures in our compensation expenses on a quarterly basis. Instead, adjustments to the performance-based stock compensation expense for the full year were made in the fourth quarter at the time of performance assessment. Forfeiture rates for performance stock options vested in 2008, 2009, 2010 and 2011 were between 0% and 55%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders

Nile Therapeutics, Inc.

San Mateo, California

We have audited the accompanying balance sheets of Nile Therapeutics, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations and deficit accumulated during the development stage, stockholders' equity, and cash flows for the years then ended and for the period from August 1, 2005 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nile Therapeutics, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the period from August 1, 2005 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has not generated any revenues and has recurring net losses from operations. These events raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

New York, New York

April 2, 2012

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,039,190	$3,378,155
Prepaid expenses and other current assets	271,298	219,095

Total current assets	1,310,488	3,597,250

Property and equipment, net	9,744	16,765
Other noncurrent assets	51,938	51,938

Total assets	$1,372,170	$3,665,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$437,837	$332,380
Accrued expenses and other current liabilities	64,718	652,275
Due to related party	38,892	84,430

Total current liabilities	541,447	1,069,085

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,712,231 and 34,629,794 shares issued and outstanding	39,712	34,630
Additional paid-in capital	45,605,991	42,492,432
Deficit accumulated during the development stage	(44,814,980)	(39,930,194)

Total stockholders' equity	830,723	2,596,868

Total liabilities and stockholders' equity	$1,372,170	$3,665,953

See accompanying notes to financial statements

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Period from August 1,
	Year ended December 31,		2005 (inception) through
	2011	2010	December 31, 2011
Income
Grant income	$-	$-	$482,235
Collaboration income	1,354,500	-	1,354,500

Total income	1,354,500	-	1,836,735

Operating expenses:
Research and development	4,136,951	4,080,884	29,995,891
General and administrative	2,116,729	2,212,669	16,326,160

Total operating expenses	6,253,680	6,293,553	46,322,051

Loss from operations	(4,899,180)	(6,293,553)	(44,485,316)

Other income (expense):
Interest income	6,006	20,377	793,965
Interest expense	-	-	(1,273,734)
Other income (expense)	8,388	241,685	150,105

Total other income (expense)	14,394	262,062	(329,664)

Net loss	$(4,884,786)	$(6,031,491)	$(44,814,980)

Basic and diluted loss per share	$(0.13)	$(0.19)

Weighted-average common shares outstanding	37,328,519	32,168,433

See accompanying notes to financial statements

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from

August 1, 2005 (inception) through December 31, 2011

				DEFICIT
				ACCUMULATED	TOTAL
			ADDITIONAL	DURING THE	STOCKHOLDERS'
	COMMON STOCK		PAID-IN	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)

Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Issuance of stock options for services	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,902,298	-	1,902,298

Non-employee stock-based compensation	-	-	(667)	-	(667)

Net loss	-	-	-	(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss	-	-	-	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	$5,103,618

Employee stock-based compensation	-	-	1,772,597	-	1,772,597

Non-employee stock-based compensation	-	-	473,584	-	473,584

Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,284,484	-	3,287,175

Stock option and warrant exercises	245,025	245	217,228	-	217,473

Net loss	-	-	-	(7,872,297)	(7,872,297)

Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150

Employee stock-based compensation			1,142,552	-	1,142,552

Non-employee stock-based compensation	-	-	(19,249)	-	(19,249)

Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699

Stock option and warrant exercises	68,970	69	6,138	-	6,207

Net loss	-	-	-	(6,031,491)	(6,031,491)

Balance at December 31, 2010	34,629,794	34,630	42,492,432	(39,930,194)	2,596,868

Employee stock-based compensation			785,587	-	785,587

Non-employee stock-based compensation	-	-	20,740	-	20,740

Stock option and warrant exercises	82,437	82	13,666	-	13,748

Units sold in private placement, net of issuance costs of $201,434	5,000,000	5,000	2,293,566	-	2,298,566

Net loss	-	-	-	(4,884,786)	(4,884,786)

Balance at December 31, 2011	39,712,231	$39,712	$45,605,991	$(44,814,980)	$830,723

See accompanying notes to financial statements

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Period from
	Year ended December 31,		August 1, 2005 (inception)
	2011	2010	through December 31, 2011
Cash flows from operating activities
Net loss	$(4,884,786)	$(6,031,491)	$(44,814,980)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,507	12,926	320,648
Stock-based compensation	806,327	1,123,303	10,305,460
Write-off of intangible assets	-	106,830	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	1,501	-	36,724
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	(52,203)	38,637	(271,298)
Other non-current assets	-	-	(51,938)
Accounts payable	105,457	181,752	437,837
Accrued expenses and other current liabilities	(587,557)	249,503	64,718
Due to related party	(45,538)	276	38,892

Net cash used in operating activities	(4,649,292)	(4,318,264)	(32,704,479)

Cash flows from investing activities
Purchase of property and equipment	(1,987)	(2,205)	(130,855)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	-	(345,591)
Net cash used in investing activities	(1,987)	(2,205)	(473,946)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	13,748	6,207	237,428
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement	2,298,566	4,516,699	29,975,187

Net cash provided by financing activities	2,312,314	4,522,906	34,217,615

Net (decrease) increase in cash and cash equivalents	(2,338,965)	202,437	1,039,190
Cash and cash equivalents at beginning of period	3,378,155	3,175,718	-

Cash and cash equivalents at end of period	$1,039,190	$3,378,155	$1,039,190

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in satisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors, in connection with private placement	$1,083,700	$1,765,300	$5,721,000
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

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

The Company was originally incorporated in the State of Nevada on June 17, 1996, and reincorporated in Delaware on February 9, 2007, at which time its name was SMI Products, Inc. (“SMI”). On September 17, 2007, the Company completed a merger transaction whereby Nile Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of SMI, merged with and into Nile Therapeutics, Inc., a privately held Delaware corporation (“Old Nile”), with Old Nile becoming a wholly-owned subsidiary of SMI. Immediately following the merger described above, Old Nile was merged with and into the Company, with the Company remaining as the surviving corporation to that merger. In connection with that short-form merger, the Company changed its name to “Nile Therapeutics, Inc.” These two merger transactions are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed. Upon completion of the Merger, the Company adopted Old Nile’s business plan.

2. BASIS OF PRESENTATION, CAPITAL RESOURCES AND MANAGEMENT’S PLANS

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2011, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced net losses since its inception and has an accumulated deficit of approximately $44.8 million at December 31, 2011. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Cash resources as of December 31, 2011 were approximately $1.0 million, compared to $3.4 million as of December 31, 2010. Based on its resources at December 31, 2011, together with the expected net proceeds of the Company’s March 2012 offering of common stock and warrants (See Note 15), and the current plan of expenditure of $2.0 to $2.5 million on the continuing development of current products which includes activities related to designing and planning the Company’s planned Phase 2 clinical trial of cenderitide, its lead product candidate, the Company believes that it has sufficient capital to fund its operations into the fourth quarter of 2012. However, the Company will need substantial additional capital in order to fund the costs of conducting such Phase 2 study. The Company will need to raise additional capital to fund such study and to otherwise continue operations through the fourth quarter of 2012. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its compounds to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

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

(b) Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition, which provides that the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, Old Nile is considered the acquirer in a reverse acquisition.

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

Because the Merger was accounted for as a reverse acquisition under U.S. generally accepted accounting principles (“GAAP”), the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

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

(e) Concentration of Credit Risk

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

(f) Research and Development

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

(g) Grant and Collaboration Income

The Company has entered into a collaboration agreement under which the Company is reimbursed for development work performed on behalf of the collaborator and upon the achievement of certain milestones. The Company records all of these expenses as research and development expenses and the reimbursements upon the achievement of the milestones as income.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

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

(h) Stock-Based Compensation

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

(i) Loss per Common Share

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

Potentially dilutive securities include:

	December 31, 2011	December 31, 2010
Warrants to purchase common stock	-	-
Options to purchase common stock	2,750,000	2,818,970
Total potentially dilutive securities	2,750,000	2,818,970

For the years ending December 31, 2011 and 2010, 14,396,818 and 10,610,418 warrants and options have been excluded from the computation of the dilutive earnings per share, respectively, as their exercise prices are greater than the 100 day moving average market price per common share as of March 1, 2011, and February 1, 2010, respectively.

(j) Comprehensive Loss

The Company has no components of other comprehensive loss other than its net loss, and accordingly, comprehensive loss is equal to net loss for all periods presented.

(k) Income Taxes

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2011 and 2010 respectively. In addition, the Company had no amounts accrued for interest and penalties as of December 31, 2011 and 2010, respectively.

(m) Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurements to changes in unobservable inputs and interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning on or after December 15, 2011. These requirements are applicable to our fiscal year end beginning January 1, 2012. Management does not expect this new guidance to have a material effect on the Company’s financial statements.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010 consist of the following:

	2011	2010

Computer equipment	$11,834	$30,340
Office furniture and equipment	38,521	38,521
Total property and equipment	50,355	68,861
Accumulated depreciation	(40,611)	(52,096)
Total property and equipment, net	$9,744	$16,765

Depreciation expense related to property and equipment for the years ended December 31, 2011 and 2010 totaled $7,507 and $12,926, respectively, and $68,961 for the period from August 1, 2005 (inception) to December 31, 2011.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

Under the terms of the Cenderitide License Agreement, the Company paid Mayo an up-front cash payment, reimbursed it for past patent expenses and issued to Mayo 1,379,419 shares of common stock. Additionally, the Company agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to cenderitide. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of cenderitide as well as for additional compounds or analogues contained in the intellectual property. In July 2008, the Company made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial.  Based on the current stage of research the Company does not expect to make any milestone payments for the year ending December 31, 2012. Pursuant to the Cenderitide License Agreement, the Company will pay Mayo an annual maintenance fee and a percentage of net sales of licensed products, as well as $50,000 per year for the consulting services of Dr. Burnett while serving as chairman of the Company’s Scientific Advisory Board.

In addition to the potential milestone payments discussed above, the Cenderitide License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period from August 1, 2005 (inception) through December 31, 2011, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares (representing $182,235) of common stock. No such shares have been issued since the year ended December 31, 2008.

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

CU-NP

On June 13, 2008, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the CU-NP License Agreement, with Mayo for the rights to intellectual property and to develop commercially CU-NP for all therapeutic indications. The Company was also entitled to rights to improvements to CU-NP that arise out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP, until June 12, 2011.

Under the terms of the CU-NP License Agreement, the Company made an up-front cash payment to Mayo and agreed to make future contingent cash payments up to an aggregate of $24.3 million upon achievement of specific clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase II clinical trial of the licensed product. This aggregate amount of $24.3 million is subject to increase upon the receipt of regulatory approval for each additional indication of CU-NP, as well as for additional compounds or analogues contained in the intellectual property. Based on the current stage of research the Company does not expect to make any milestone payments for the year ending December 31, 2012. Pursuant to the agreement, the Company must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products.

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

7. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2011 and 2010 consist of the following:

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

	2011	2010

Accrued compensation and related benefits	$39,718	$23,775
Accrued research and development expense	25,000	623,500
Accrued other expense	-	5,000

Total accrued liabilities	$64,718	$652,275

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

On July 24, 2007, the Company issued an 8% promissory note to an existing stockholder in the amount of $1,500,000. The note was due and payable on November 24, 2007. An upfront fee of $30,000 was netted against the gross proceeds. The note was paid in full on September 11, 2007, along with an additional fee of $120,000. The upfront and additional fees were charged to interest expense in the period ended September 30, 2007.

9. STOCKHOLDERS’ EQUITY

(a) Common Stock

In August 2005, the Company issued an aggregate of 13,794,132 shares of common stock to its founders for $5,000. The founders subsequently returned 1,379,419 of these shares to the Company for issuance to Mayo in connection with the Cenderitide License Agreement in January 2006. The fair value of these shares of $500 was recorded as stock-based compensation and is included in research and development expense in the accompanying Statements of Operations.

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

A total of 1,250,000 shares of common stock that were held by the original stockholders of SMI prior to the Merger are reflected in the Company’s common stock outstanding in the accompanying Balance Sheets.

Pursuant to the terms of a Securities Purchase Agreement dated July 7, 2009, among the Company and certain investors, on July 15, 2009, the Company issued and sold to such investors 2,691,394 units of its securities in a private placement in exchange for an aggregate gross purchase price of $3,368,748. Each unit included one share of common stock and one warrant to purchase a share of common stock. See Note 9(b). Issuance costs related to the financing were $282,773, including the issuance of warrants to purchase 218,300 shares of common stock to designees of Riverbank Capital Securities, Inc. (“Riverbank”), a FINRA member broker dealer that acted as placement agent for the Company in connection with the private placement. See Note 13.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

On April 21, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”), providing for the offer and sale in a firm commitment underwritten public offering of 6,500,000 units of its securities at a public offering price of $0.70 per unit (less an underwriting discount of $0.063 per unit). The offering closed on April 27, 2010. Pursuant to the Underwriting Agreement, the Company granted the underwriters an option for a period of 45 days to purchase up to an additional 975,000 units to cover over-allotments. On May 6, 2010, the underwriters exercised their option to purchase the maximum amount of 975,000 over-allotment units. The sale of the over-allotment units closed on May 10, 2010. Each unit sold in the Offering consisted of one share of the Company’s common stock and 0.30 warrants to purchase common stock (the “Unit Warrants”). Each whole Unit Warrant has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.94 per share. The units separated immediately and the common stock and Unit Warrants were issued separately. Among other terms and conditions of the Unit Warrants, the agreement provides that, in the event the closing sale price of the Company’s common stock is at least $3.00 per share for any 20 trading days within a period of 30 consecutive trading days, the Company may call the Unit Warrants for redemption, at a redemption price of $0.01 per Unit Warrant, by providing at least 30 days’ notice to each Unit Warrant holder. In total, the Company sold 7,475,000 units under the terms of the Underwriting Agreement, consisting of an aggregate of 7,475,000 shares of common stock and 2,242,500 Unit Warrants. In addition, the Company issued the underwriters a five-year warrant to purchase 390,000 shares of the Company’s common stock at an exercise price of $0.94 per share, which had a fair value of $271,900 and was accounted for as a cost of the offering and charged to stock holder’s equity. The net proceeds to the Company from the sale of all units, after deducting underwriting discounts, commissions and professional fees of $715,801, was $4,516,699.

On June 20, 2011, the Company entered into a securities purchase agreement (the “2011 Purchase Agreement”) with certain investors pursuant to which it sold 5,000,000 units of its securities, each unit consisting of (i) one share of common stock and (ii) a five-year warrant to purchase one-half share of common stock at an exercise price of $0.60 per share, for a purchase price of $0.50 per Unit (the “2011 Offering”). The warrants issued to investors may be exercised immediately and are redeemable by the Company, at a redemption price of $0.001 per warrant share, upon 30 days’ notice, if at any time, the volume weighted average price of the common stock for any 20 consecutive business days is equal to or greater than 250% of the then applicable exercise price of the warrants. The gross proceeds from the 2011 Offering, which closed on June 23, 2011, were $2.5 million, before deducting selling commissions and expenses, which were approximately $0.2 million.

In connection with the 2011 Offering, the Company engaged Riverbank to serve as placement agent, and Ladenburg Thalmann & Co. Inc. served as a sub-placement agent (together with Riverbank, the “Placement Agents”). The Company agreed to pay the Placement Agents a cash fee equal to 7% of the gross proceeds resulting from the private placement, plus issue a five-year warrant to purchase a number of shares equal to 5% of the shares sold to investors in the private placement. Pursuant to such terms, the Company paid the Placement Agents a cash fee of $175,000 and issued to the Placement Agents warrants to purchase 250,000 shares of common stock valued at $99,100. The warrants issued to the Placement Agents are in substantially the same form as the warrants issued to the investors in the 2011 Offering, except that the Placement Agents’ warrants include provisions allowing for cashless (net) exercise.

Peter M. Kash, Ed.D., a director of the Company, and Joshua A. Kazam, the Company’s President and Chief Executive Officer and a director of the Company, are each officers of Riverbank. Dr. Kash was allocated a portion of the Agent Warrants. In light of the relationship between Dr. Kash, Mr. Kazam and Riverbank, the selection of Riverbank as a placement agent and the terms of the engagement were reviewed and approved by a special committee of the Company’s Board consisting of disinterested directors with no affiliation to Riverbank or its affiliates.

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

In connection with the 2011 Offering discussed above, the Company issued a total of 2,500,000 warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.60 per share. In addition, the Company issued to the Placement Agents a five-year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.60 per share.

The table below summarizes all outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2011.

			Weighted
		Exercise	Average
Grant	Warrants	Price	Exercise	Expiration		Warrants
Date	Issued	Range	Price	Date	Exercised	Outstanding
9/11/2007	168,377	$2.71	$2.71	9/11/2012	-	168,377
3/26/2008	206,912	$2.71	$2.71	9/11/2012	-	206,912
7/15/2009	2,909,695	$1.25-2.28	$1.84	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	$0.94	$0.94	4/20/2015	-	2,632,500
6/20/2011	2,750,000	$0.60	$0.60	6/19/2016	-	2,750,000
	8,667,484		$1.21		5,000	8,662,484

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

A summary of the status of the options issued under the Plan at December 31, 2011, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding
	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2010	836,249	4,441,402	$2.22
Shares authorized for issuance	3,982,324
Options granted under the Plan	(2,800,000)	2,800,000	$0.35
Options exercised	-	(68,970)	$0.09
Options forfeited	249,278	(249,278)	$1.62
Balance at December 31, 2010	2,267,851	6,923,154	$1.52
Options granted under the Plan	(1,110,000)	1,110,000	$0.68
Options exercised	-	(82,437)	$0.17
Options forfeited	60,133	(60,133)	$0.93
Balance at December 31, 2011	1,217,984	7,890,584	$1.42	$398,200

Exercisable at December 31, 2011		6,226,690	$1.64	$274,300

The Company estimated the fair value of each option award granted to employees using the Black-Scholes option-pricing model and the following assumptions for the year ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Stock price	$0.56 to $0.78	$0.301 to $0.37
Expected volatility	97%	90% to 98%
Expected term	3-5 years	3 years
Dividend yield	0%	0%
Risk-free interest rates	1-2%	1%

The valuation assumptions were determined as follows:

•	Expected volatility – Management calculated the 200 day volatility from historical NLTX.QB stock prices.

•	Expected term – The expected term of the awards represents the period of time that the awards are expected to be outstanding. Management considered historical data and expectations for the future to estimate employee exercise and post-vest termination behavior.

•	Dividend yield – The estimate for annual dividends is zero, because the Company has not historically paid dividends and does not intend to in the foreseeable future.

•	Risk-free interest rates - The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

Share-based compensation is recognized only for those awards that are ultimately expected to vest. Only 4,276 performance options are scheduled to vest in 2012. The Company has applied an estimated forfeiture rate of 0% for those remaining performance options. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

Employee stock-based compensation costs for the year ended December 31, 2011 and 2010 and for the cumulative period from August 1, 2005 (inception) through December 31, 2011, are as follows:

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

			Period from
	Year ended December 31,		August 1, 2005 (inception)
	2011	2010	through December 31, 2011

General and administrative	$375,518	$826,040	$6,562,546
Research and development	410,070	316,512	1,483,917

Total	$785,588	$1,142,552	$8,046,463

The following table summarizes information about stock options outstanding at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Total Shares	Weighted- Average Exercise Price
$0.09 to $0.93	4,777,456	7.26	$0.53	3,217,456	$0.54
$1.14 to $2.71	2,476,779	4.59	$2.33	2,390,111	$2.36
$4.45 to $5.75	636,349	5.61	$4.54	619,123	$4.54
Total	7,890,584	6.29	$1.42	6,226,690	$1.64

The fair value of shares vested under the Plan for the year ended December 31, 2011 and 2010 and for the period from August 1, 2005 (inception) through December 31, 2011 were $864,844, $1,546,869, and $6,031,026 respectively.

Certain employees have been granted performance-based stock options that are subject to forfeiture based on the failure to achieve specified goals. The Company analyzed two years of annual performance measurements, and, based on that analysis, estimated forfeiture rates on performance-based stock options for future periods. For the cumulative period from August 1, 2005 (inception) through December 31, 2011, employees forfeited 396,797 shares related to performance-based options, which had a fair value of $655,532.

At December 31, 2011, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $330,965, which is expected to be recognized over a weighted-average vesting period of 1 year.

Common stock, stock options or other equity instruments issued to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically re-measured as the underlying options vest. The fair value of any options issued to non-employees is recorded as expense over the applicable vesting periods.

On June 24, 2009, in conjunction with a services agreement, the Company issued to named employees of Two River Consulting, LLC (“TRC”) stock options to purchase 187,500 shares of common stock that vested on issuance and have a fair-value of $116,309; and stock options to purchase 562,500 shares that vest based on the achievement of certain milestones and have an estimated fair-value of $363,028. TRC is an entity controlled by two of the Company’s officers and directors. For the year ended December 31, 2009, the Company recorded an expense of $326,563 related to these options. For the year ended December 31, 2010, the Company recorded an expense of ($9,792) related to these options. In total, options to purchase 535,172 shares vest in conjunction with the services agreement. No options to purchase shares of common stock were issued to TRC in 2010 or 2011.

On August 12, 2010, in conjunction with an amended services agreement, the Company issued to named employees of TRC stock options to purchase 250,000 shares of the Company’s common stock that were fully vested on issuance and had an estimated fair value of $82,200 that was expensed on the date of grant.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

Stock-based compensation costs incurred for services by non-employees for the year ended December 31, 2011 and 2010, and for the cumulative period from August 1, 2005 (inception) through December 31, 2011 totaled $20,740, ($19,249), and $ 498,095, respectively. These amounts were included in research and development expense in the accompanying Statements of Operations.

11. 401(k) SAVINGS PLAN

On April 1, 2007, the Company adopted a 401(k) savings plan (the “401(k) Plan”) for the benefit of its employees. Under the 401(k) Plan the Company is required to make contributions equal to 3% of eligible compensation for each eligible employee whether or not the employee contributes to the 401(k) Plan. The Company recorded compensation expenses of $0, $0 and $21,947 for the years ended December 31, 2011 and 2010 and for the cumulative period from August 1, 2005 (inception) through December 31, 2011, respectively. As of December 31, 2011, the Company has fully funded the 401(k) Plan.

12. INCOME TAXES

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities, based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The income tax returns of the Company are subject to examination by federal and state taxing authorities. Such examination could result in adjustments to net income or loss, which changes could affect the income tax liabilities of the Company. The Company’s tax returns are open for inspection for the five years ended December 31, 2011.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2011, 2010 and the period from August 1, 2005 (inception) through December 31, 2011 and as of December 31, 2011 and 2010, had no amounts accrued for interest and penalties.

At December 31, 2011, the Company had no federal income tax expense or benefit but did have federal tax net operating loss carry-forwards of approximately $31,915,348, and an R&D credit carry-forward of $1,388,835. The federal net operating loss carry-forwards will begin to expire in 2026, unless previously utilized.

Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2011 and 2010 are shown below. A valuation allowance of $17,344,561 has been established to offset the net deferred tax assets at December 31, 2011, as realization of such assets is uncertain.

	For Years Ended December 31,
	2011	2010

Deferred tax assets
Research tax credit	$1,388,835	$1,120,864
Net operating loss carry forwards	12,766,139	11,237,988
Others	3,189,587	2,913,311

Total deferred tax asset	17,344,561	15,272,163

Deferred tax liability	-	-

Total net deferred tax asset	17,344,561	15,272,163
Valuation allowance	(17,344,561)	(15,272,163)

Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal and California state jurisdictions, which returns are generally subject to examination by federal authorities for all tax years from 2008 to present and by California authorities from 2007 to present.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2011 and 2010.

	Year ended December 31, 2011		Year ended December 31, 2010
	Amount	Rate	Amount	Rate

Federal Tax	$(1,660,827)	34.0%	$(2,050,707)	34.0%
State Tax	(284,998)	5.8%	(351,901)	5.8%
R&D Credit	(14,700)	5.5%	(308,000)	3.1%
Incentive Stock Options	(20,360)	6.5%	-	0.0%
Valuation Allowance	1,980,886	-51.8%	2,710,608	-42.9%
Net	$-	$-	$-	$-

13. RELATED PARTIES

On June 24, 2009, the Company entered into a services agreement with TRC to provide various clinical development, operational and administrative services to the Company for a period of one year.  Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, who was appointed to serve as a member of the Company’s Board of Directors on September 24, 2009, are each partners of TRC.  David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the services agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors.  None of the members of the special committee has any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009.Twenty-five percent of the stock options vested immediately and the remaining 75% were scheduled to vest pursuant to the achievement of certain milestones relating to the clinical development of cenderitide. On January 3, 2011, the final block of stock options vested. Of the 750,000 original stock options issued, 535,172 stock options vested with a total fair value of $353,976. On August 12, 2010, the special committee of the Company’s Board of Directors consisting of independent directors approved an extension of the services agreement with TRC and the issuance of fully-vested and immediately-exercisable stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.38 per share, which had an estimated fair value of $82,200 that was expensed on the date of grant.  On March 17, 2011, the Special Committee approved an amendment of the services agreement, pursuant to which the level of services to be provided by TRC was reduced and the monthly cash fee payable to TRC was reduced to $31,702 and then to $30,082 starting in July 2011 when certain services were eliminated. Additional operational and clinical development services may be provided by TRC, and billed to the Company, on an hourly basis.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the years ended December 31, 2011 and 2010 and for the period from August 1, 2005 (inception) through December 31, 2011, total cash services and reimbursed expenses totaled $529,218, $834,032 and $1,846,090, respectively. As of December 31, 2011 the Company has a payable to TRC of $38,892, all of which was paid during January 2012.

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

Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, Peter M. Kash, a director of the Company, and David M. Tanen, a director of the Company until September 24, 2009, are each officers of and collectively control Riverbank. In light of the relationship between Dr. Kash, Messrs. Kazam and Tanen and Riverbank, the selection and terms of the engagement were reviewed and approved by a special committee of the Company’s Board consisting of independent directors, none of whom had any interest or other relationship in Riverbank or its affiliates.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

14. COMMITMENTS AND CONTINGENCIES

On August 15, 2009, the Company relocated its primary office space to San Mateo, California. Under the terms of an open-ended lease, cancellable upon 60 days’ notice, the base rent is $2,000 per month. The office space is approximately 1,200 square feet. In connection with this lease, the Company made a $2,000 cash security deposit.

15. SUBSEQUENT EVENTS

On March 30, 2012, the Company entered into subscription agreements with certain purchasers pursuant to which it agreed to sell an aggregate of 3,350,000 shares of the Company’s common stock to such purchasers for a purchase price of $0.40 per share. In addition, for each share purchased, each purchaser will also receive three-fourths of a five-year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share, which will result in the issuance of warrants to purchase an aggregate of 2,512,500 shares of the Company’s common stock. The total gross proceeds from the offering will be $1.34 million, before deducting anticipated selling commissions and other offering expenses of approximately $0.2 million. The closing of the offering is expected to occur on or around April 4, 2012, subject to customary closing conditions. In connection with the offering, the Company engaged Roth Capital Partners, LLC, or Roth, to serve as placement agent. Pursuant to the terms of the placement agent agreement, the Company agreed to pay Roth a cash fee equal to seven percent of the gross proceeds received by the Company, or approximately $0.1 million, plus a non-accountable expense allowance of $35,000. Richard B. Brewer, the Company’s Executive Chairman, Joshua A. Kazam, the Company’s President and Chief Executive Officer and a director, Daron Evans, the Company’s Chief Financial Officer, and Hsiao Lieu, M.D., the Company’s Executive VP of Clinical Development, are participating in the offering on the same terms as the unaffiliated purchasers, and have collectively subscribed to purchase 275,000 shares of common stock and warrants to purchase 206,250 shares of common stock for an aggregate purchase price of $110,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Positions Held
Richard B. Brewer	60	Executive Chairman
Joshua A. Kazam	35	President, Chief Executive Officer and Director
Daron Evans	38	Chief Financial Officer
Hsiao Lieu, M.D.	41	Executive VP of Clinical Development
Arie S. Belldegrun, M.D.	62	Director
Pedro Granadillo	64	Director
Peter M. Kash, Ed.D.	50	Director
Frank Litvack, M.D.	56	Director
Paul A. Mieyal, Ph.D.	42	Director
Gregory W. Schafer	47	Director

Richard B. Brewer was appointed to serve as our Executive Chairman in July 2010. Mr. Brewer also currently serves as Chairman of the Boards of Dendreon Corporation, a publicly-held biotechnology company based in Seattle, and Arca Biopharma, Inc., a publicly-held biotechnology company developing genetically targeted therapies for patients with heart failure and other cardiovascular diseases. Mr. Brewer was President and Chief Executive Officer of Arca Biopharma from November 2006 to December 2009. Prior to joining Arca Biopharma, from January 2003, Mr. Brewer was Managing Partner of Crest Asset Management, where he provided guidance to and invested in biotechnology opportunities. Before that, Mr. Brewer was President and Chief Executive Officer of Scios, Inc., a biopharmaceutical company that was acquired by Johnson & Johnson in 2004. Additionally, Mr. Brewer is a member of the Board of Directors of SRI (Stanford Research Institute), as well as a Member of the Board of Advisors for Northwestern University, Kellogg School of Business, Biotechnology Section. Mr. Brewer possesses deep knowledge of the natriuretic peptide space having served as CEO and President of Scios Inc., where he led the company in achieving FDA approval for Natrecor® (nesiritide). Previous to Scios, Mr. Brewer served as Chief Operating Officer of Heartport, a cardiovascular device company developing minimally invasive approaches to major heart surgery. Before Heartport, he spent over a decade at Genentech, ultimately serving as Senior Vice President of U.S. Marketing and Senior Vice President of Genentech Europe and Canada. Mr. Brewer holds an M.B.A. from Northwestern University and a B.S. from Virginia Polytechnic Institute & State University.

Joshua A. Kazam has served as our non-employee President and Chief Executive Officer since June 2009, and has served as a director of the Company since inception in August 2005. In September 2004, Mr. Kazam co-founded Two River Group Holdings, LLC (“Two River”), and currently serves as Vice President and Director of Two River’s managing member, Two River Group Management, LLC. Mr. Kazam also serves as an officer of the managing member of Two River Consulting, LLC, an organization that provides management, consulting and operational services for development stage biotechnology companies, including Nile.  Mr. Kazam also serves as an Officer and Director of Riverbank Capital Securities, Inc. From 1999 to 2004, Mr. Kazam was a Managing Director of Paramount BioCapital, Inc. where he was responsible for ongoing operations of venture investments, and as the Director of Investment for the Orion Biomedical Fund, LP.  Mr. Kazam also co-founded and served as a director of Arno Therapeutics, Inc., a publicly-held, New Jersey-based biopharmaceutical company focused on the treatment of cancer patients, from its inception in August 2005 until September 2010.  Mr. Kazam currently serves as a director of Kirax Corporation (formerly Tigris Pharmaceuticals, Inc.) and Kite Pharma, Inc., both privately-held biotechnology companies, and Velcera, Inc., a privately-held specialty pharmaceutical company.  Mr. Kazam is a graduate of the Wharton School of the University of Pennsylvania.

Daron Evans has been our Chief Financial Officer since September 2007 and was our Chief Operating Officer from February 2007 to September 2007. Mr. Evans has over fifteen years of professional experience in drug development, corporate strategy and financial management. From 2006 to 2007, Mr. Evans served as Director of Business Assessment at Vistakon, a Johnson & Johnson company, where he led efforts to improve R&D efficiency and speed to market. From 2004 to 2006, he was a Director of Portfolio & Business Analytics for Scios R&D, a Johnson & Johnson company, where he was responsible for financial controls and reporting for portfolio of six clinical stage programs and five preclinical stage programs. While at Scios, Mr. Evans also served as Project Manager for the European Registration Trial of NATRECOR® (nesiritide), a peptide indicated for the treatment of acute decompensated heart failure. Mr. Evans also has experience as co-founder of a biotechnology diagnostic company, and has worked as a Management Consultant in the pharmaceutical industry with Booz Allen Hamilton. Mr. Evans received his M.B.A. from The Fuqua School of Business at Duke University, his M.S. in Biomedical Engineering from Southwestern Medical School and University of Texas at Arlington and his B.S. in Chemical Engineering from Rice University.

Hsiao D. Lieu, M.D., F.A.C.C. has been our Executive VP of Clinical Development since November 2011 and was our Vice President of Clinical Research from March 2008 to November 2011. Dr. Lieu has over fifteen years of experience in the biopharmaceutical/biotech industry including academic medicine (cardiology), molecular cardiology research, translational and clinical drug development including execution of large multinational Phase III clinical trials and responsibility for interactions with regulatory authorities and key opinion leaders in the U.S., Canada, and Europe. From 2006 to 2008, Dr. Lieu was Director of Clinical Development for Portola Pharmaceuticals, Inc. From 2003 to 2006 Dr. Lieu worked at CV Therapeutics, Inc., where he served as Director, Clinical Research and Development. Dr. Lieu also worked as a researcher at the J. David Gladstone Institute of Cardiovascular Disease at the University of California at San Francisco (“UCSF”) from 2001 to 2003 where he conducted molecular cardiology research. Dr. Lieu currently serves as an Adjunct Assistant Clinical Professor of Medicine, Cardiology Division at UCSF. Dr. Lieu completed his clinical cardiology fellowship at UCSF and his residency in internal medicine at Columbia University. He received his M.D. from the Albert Einstein College of Medicine with distinction in molecular biology research, and his B.A. from New York University. Dr. Lieu is a Fellow of the American College of Cardiology.

Arie S. Belldegrun, M.D., FACS has been a director of Nile since September 2009. Dr. Belldegrun is Director of the Institute of Urologic Oncology at UCLA, Professor of Urology and Chief of the Division of Urologic Oncology. He holds the Roy and Carol Doumani Chair in Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles (UCLA). In 1997, Dr. Belldegrun founded Agensys, Inc., an early-stage privately-held biotechnology company based in Los Angeles, California, that is focused on the development of fully human monoclonal antibodies to treat solid tumor cancers in a variety of cancer targets. Dr. Belldegrun served as founding Chairman of Agensys from 1997 to 2002 and then as a director until December 2007, when the company was acquired by Astellas Pharma. Dr. Belldegrun served as Vice Chairman of the Board and Chairman of the Scientific Advisory Board of Cougar Biotechnology, Inc., a Los Angeles-based biopharmaceutical company, from December 2003 until its acquisition by Johnson & Johnson in July 2009. Since March 2008, Dr. Belldegrun has served as a director of Arno Therapeutics, Inc., a publicly-held, New Jersey-based biopharmaceutical company focused on the treatment of cancer patients.  Dr. Belldegrun has also served as Executive Chairman of the Board of Directors of Kite Pharma, Inc., a privately-held, California-based biotechnology company dedicated to the development of pioneering immune-based cancer therapies, since its inception in 2009.  From February 2004 to December 2009, Dr. Belldegrun also served on the Board of Directors of Hana Biosciences, Inc., a publicly-held biopharmaceutical company. He is also Chairman and Partner of Two River Group Holdings LLC, a New York based venture capital firm.  Dr. Belldegrun also serves as an officer of the managing member of Two River Consulting, LLC, an organization that provides management, consulting and operational services for development stage biotechnology companies, including Nile.  Dr. Belldegrun’s prior experience also includes serving as principal investigator of more than 50 clinical trials of anti-cancer drug candidates and therapies. Dr. Belldegrun completed his M.D. at the Hebrew University Hadassah Medical School in Jerusalem, his post graduate fellowship at the Weizmann Institute of Science and his residency in Urological Oncology at Harvard Medical School. Prior to UCLA, Dr. Belldegrun was at the National Cancer Institute/NIH as a research fellow in surgical oncology under Steven A. Rosenberg, M.D., Ph.D. He is certified by the American Board of Urology and is a Fellow of the American College of Surgeons and the American Association of Genitourinary Surgeons.

Pedro Granadillo has served as a director of the Company since October 2007, and also serves as Chairman of the Compensation Committee and as a member of the Audit Committee. Mr. Granadillo served as Senior Vice President for Eli Lilly and Company, or Lilly, until 2004 when he retired after 34 years of service. He was a member of Lilly’s Executive Committee. As Lilly’s top human resources, manufacturing and quality executive, he was responsible for policies affecting a global workforce of more than 45,000 employees, as well as a broad network of manufacturing facilities for its extensive line of products. He also oversaw more than 20 sites and 13,000 employees involved in the manufacturing of Lilly’s conventional “small-molecule” pharmaceuticals and “large-molecule” biotech therapies. Mr. Granadillo currently serves as a director of Dendreon Corp., Noven Pharmaceuticals, Inc., and Haemonetics Corporation, all of which are publicly-held biopharmaceutical companies, and First Indiana Bank. Mr. Granadillo received his B.S. in Industrial Engineering from Purdue University.

Peter M. Kash has served as a director of the Company since its inception in August 2005, and also currently serves as the Chairman of the Nominating & Corporate Governance Committee and as a member of the Compensation Committee. Dr. Kash has also served as a director of Arno Therapeutics, Inc., a publicly-held, New Jersey-based biopharmaceutical company focused on the treatment of cancer patients, since its inception in August 2005. From December 2004 to December 2006, Dr. Kash served as a director of Javelin Pharmaceuticals, Inc., a publicly-held biopharmaceutical company focused on pain management. In September 2004, Dr. Kash co-founded Two River Group Holdings, LLC, a venture capital firm that specializes in the creation of new companies to acquire rights to commercially develop early stage biotechnology products. He serves as President of Two River Group Management, LLC, the managing member of Two River Group Holdings, LLC. Dr. Kash is also the President and Chairman of Riverbank Capital Securities, Inc., a broker-dealer registered with the Financial Industry Regulatory Authority, or FINRA. From 1992 until 2004, Dr. Kash was a Senior Managing Director of Paramount BioCapital, Inc., a FINRA member broker-dealer, specializing in conducting private financings for public and private development stage biotechnology companies as well as Paramount BioCapital Investments, LLC, a venture capital company. Dr. Kash also served as Director of Paramount Capital Asset Management, Inc., the general partner of several biotechnology-related hedge funds and as member of the General Partner of the Orion Biomedical Fund, LP, a private equity fund. Dr. Kash received his B.S. in Management Science from SUNY Binghamton, his M.B.A. in Banking and International Finance from Pace University, and his doctorate in education at Yeshiva University.

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

Paul Mieyal, Ph.D., CFA has served as a director of the Company since September 2007, and also serves as a member of the Audit Committee and the Compensation Committee. Since 2006, Dr. Mieyal has served as a Vice President of Wexford Capital LP, an SEC registered investment advisor located in Greenwich, CT. Prior to that, from 2000 to 2006, he was Vice President in charge of healthcare investments for Wechsler & Co., Inc., a private investment firm and registered broker-dealer. Dr. Mieyal serves as a director of Nephros, Inc., a publicly held company, and as chairman of its compensation committee. Dr. Mieyal received his Ph.D. in Pharmacology from New York Medical College, a B.A. in chemistry and psychology from Case Western Reserve University, and is a Chartered Financial Analyst.

Gregory W. Schafer has served as a director of the Company since January 2008, and also serves as Chairman of the Audit Committee. Mr. Schafer has served as Chief Financial Officer Jennerex, a biotherapeutics company focused in oncology, since June 2010. From April 2009 to June 2010, Mr. Schafer served as an independent consultant to private and public biotechnology companies. From April 2006 to January 2009, Mr. Schafer served as the Vice President and Chief Financial Officer of Onyx Pharmaceuticals, Inc., a publicly-held, California-based biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. Prior to Onyx, from 2004 to 2006, Mr. Schafer served as a consultant to several private and public biotechnology companies. From 1997 to 2004, Mr. Schafer held various executive positions at Cerus Corporation, a public biotechnology company, including Vice President and Chief Financial Officer. Prior to joining Cerus, Mr. Schafer worked as a management consultant for Deloitte & Touche LLP. Mr. Schafer holds an M.B.A from the Anderson Graduate School of Management at UCLA and a BSE in Mechanical Engineering from the University of Pennsylvania.

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as an early-stage public biopharmaceutical company. Our directors bring their leadership experience from a variety of life science companies and professional backgrounds which we require to continue to grow and bring value to our stockholders. With over 35 years of biotechnology and pharmaceutical industry experience, Mr. Brewer, our Executive Chairman, brings a wealth of operational, financial, and business development expertise to us, including a deep knowledge of the heart failure space in particular. Dr. Litvack’s clinical expertise in cardiology offers a unique perspective into the development and practical application of our product candidates. Mr. Brewer, Dr. Kash, Mr. Kazam and Dr. Mieyal have venture capital or investment banking backgrounds and offer expertise in financing and growing small biopharmaceutical companies. Each of Mr. Brewer, Dr. Belldegrun, Dr. Kash, Mr. Kazam, Dr. Litvack, Dr. Mieyal and Mr. Schafer have significant experience with early stage private and public companies and bring depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Mr. Granadillo has extensive experience in the pharmaceutical industry, allowing him to contribute his significant operational experience. Mr. Kazam’s current position as our CEO also allows him to provide a unique insight into our development and growth. As a result of his experience in the role of chief financial officer of public companies, Mr. Schafer also bring extensive finance, accounting and risk management knowledge to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of the forms submitted to it during the last fiscal year, the Company believes that, during the last fiscal year, all such reports were timely filed, except for the reporting of the November 21, 2011 determination that certain performance criteria had been met with respect to a stock option granted to Hsiao D. Lieu on March 10, 2008. The satisfaction of the performance condition was not reported on a Form 4 but was later reported by Dr. Lieu on a timely filed Form 5.

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

A copy of the Code, as adopted by the Board of Directors, is available at the Corporate Governance page of our website at www.nilethera.com. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this Annual Report. We may post amendments to or waivers of the provisions of the Code, if any, made with respect to any directors and employees on that website.

Audit Committee

The current members of our Audit Committee are Mr. Schafer (Chair), Mr. Granadillo and Dr. Mieyal.  Our Board of Directors has determined that Mr. Schafer qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC.  The Board has further determined that Mr. Schafer is “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table reflects cash and non-cash compensation for the 2010 and 2011 fiscal years awarded to or earned by (i) each individual serving as our principal executive officer during the fiscal year ended December 31, 2011; and (ii) each individual that served as an executive officer at the end of the fiscal year ended December 31, 2011 and who received in excess of $100,000 in total compensation during such fiscal year. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)(1)	All Other Compensation ($)		Total ($)

Richard B. Brewer (2)	2011	$240,000	$–	$82,626	$–		$322,626
Executive Chairman	2010	107,384	–	271,899	–		379,283

Joshua A. Kazam (3)	2011	$–	$–	$35,321	$–		$35,321
President & CEO	2010	–	–	16,876	–		16,876

Daron Evans	2011	$252,083	$87,500	$20,893	$530	(4)	$361,006
Chief Financial Officer	2010	226,522	75,000	89,170	530	(4)	391,222

(1)	Amounts reflect the grant date fair value of awards granted under the Company’s Amended and Restated Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”. Assumptions used in the calculation of these amounts are included in Note 10 of the Notes to Audited Financial Statements included in this Annual Report. For awards that are subject to performance conditions, amounts reflect the assumption that the highest level of performance conditions will be achieved. See the “Outstanding Equity Awards at Fiscal Year-End” table, below, for information regarding all option awards outstanding as of December 31, 2010.

(2)	Mr. Brewer was appointed Executive Chairman on July 21, 2010. Mr. Brewer does not receive additional compensation for his service as a director of the Company.

(3)	Mr. Kazam has served as our non-employee President and Chief Executive Officer since June 2009 pursuant to the terms of our services agreement with Two River Consulting, LLC, or TRC. Mr. Kazam receives no direct compensation for his services as President and Chief Executive Officer, though, as a principal owner of TRC, he indirectly receives a portion of the monthly cash fees paid to TRC under the services agreement. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence.” Mr. Kazam also serves as a director of Nile, and amounts reflected in the summary compensation table represent compensation received solely for his services as a director in accordance with the standard compensation applicable to our other non-employee directors.

(4)	Represents premiums paid for life insurance.

Employment Agreements and Post-Termination Benefits

Richard B. Brewer — Executive Chairman

Mr. Brewer’s employment as our Executive Chairman is subject to the terms of a letter agreement dated July 15, 2010. In accordance with the agreement, Mr. Brewer is entitled to an annual salary of $240,000. In addition, upon Mr. Brewer’s appointment, we issued to him a 10-year stock option to purchase 450,000 shares of our common stock at an exercise price of $0.32 per share and which was immediately exercisable. In addition, following the effective date of the amendment of our 2005 Stock Option Plan, we issued to Mr. Brewer a second 10-year option to purchase 900,000 shares of our common stock at an exercise price of $0.37 per share, which vests and becomes exercisable in eight equal quarterly installments commencing September 30, 2011, provided that the vesting of this option will accelerate in the event of a “change of control” (as defined under our 2005 Stock Option Plan) of the Company. Both stock options were awarded pursuant to our 2005 Stock Option Plan. Mr. Brewer is not entitled to any severance or other post-termination benefits in the event his employment with us is terminated by either him or us.

Daron Evans — Chief Financial Officer

Mr. Evans’ employment with us was initially governed by an employment agreement dated January 19, 2007, as amended on August 19, 2007 and March 4, 2008, respectively. The employment agreement, which initially provided for Mr. Evans’s employment as Chief Operating Officer of our predecessor entity, a privately-held Delaware corporation, or Old Nile, provides for a term that expired on February 13, 2010. Despite the expiration of the employment agreement, Mr. Evans employment with us continues on an indefinite basis on substantially the same compensation terms. Under his former employment agreement, Mr. Evans was initially entitled to an annual base salary of $175,000. Mr. Evans’ annual base salary was increased to $200,000 as of January 1, 2009, and to $250,000 as of July 15, 2010. In addition, Mr. Evans is eligible to receive an annual performance bonus of up to 30% of his annual base salary upon the successful completion of annual corporate and individual milestones.

Mr. Evans’ former employment agreement also provided for the awarding of certain stock options, referred to as Employment Options, Performance Options, and Technology Options. On September 17, 2007, Mr. Evans was granted Employment Options to purchase 239,896 shares of our common stock at an exercise price of $2.71, vesting in three equal installments on the day before each anniversary of his employment agreement. Mr. Evans was also granted Performance Options to purchase 288,458 shares of our common stock at an exercise price of $2.71, vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, based on the successful completion of annual corporate and individual milestones as determined by our Board of Directors or its Compensation Committee. To the extent our Board or Compensation Committee declines to vest the maximum amount of Performance Options in any given calendar year, or a pro-rata portion thereof for a period less than a full year, such unvested amount are deemed forfeited by Mr. Evans. On March 4, 2008, the Compensation Committee determined that, for the pro-rated period ending December 31, 2007, Mr. Evans’ Performance Options would vest in the amount of 76,528 shares out of a possible 84,562 shares, resulting in the forfeiture of Performance Options to purchase 8,034 shares. On January 16, 2009, the Compensation Committee determined that, for the calendar year ending December 31, 2008, Mr. Evans’ Performance Options would vest in the amount of 43,269 shares out of a possible 96,153 shares, resulting in the forfeiture of Performance Options to purchase 52,884 shares. On January 19, 2010, the Compensation Committee determined that, for the calendar year ending December 31, 2009, Mr. Evans’ Performance Options would vest in the amount of 50,000 shares out of a possible 96,153 shares, resulting in the forfeiture of Performance Options to purchase 46,153 shares. On July 8, 2010, Mr. Evans was granted a 10-year option to purchase 200,000 shares of our common stock at an exercise price of $0.301 per share, which vests and becomes exercisable in twelve equal quarterly installments commencing September 30, 2010. On July 26, 2010, Mr. Evans was granted a 10-year option to purchase 250,000 shares of our common stock at an exercise price of $0.37 per share, which vests and becomes exercisable in twelve equal quarterly installments commencing September 30, 2010. On April 18, 2011, Mr. Evans was granted a 10-year option to purchase 50,000 shares of our common stock at an exercise price of $0.69 per share, which option was fully-vested and immediately-exercisable upon the date of grant.

Pursuant to a Severance Benefits Agreement dated July 24, 2010, if Mr. Evans’ employment is terminated by us other than for “cause” (as defined below), Mr. Evans shall be entitled, upon execution of a customary release, to continued payment of his then-current base salary for a period of six months. For this purpose, “cause” means the following conduct or actions taken by Mr. Evans: (i) willful failure to perform his duties to the Company or willful misconduct in the performance of such duties; (ii) any willful, intentional or grossly negligent act causing material harm to the business or reputation of the Company; (iii) any material violation of the confidentiality, invention assignment, or non-solicitation obligations set forth in the agreement; (iv) indictment of any felony or a misdemeanor involving moral turpitude; or (v) any misappropriation or embezzlement of the Company’s property.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at December 31, 2011:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Richard B. Brewer	450,000	—	—	0.32	07/21/2020
	225,000	675,000	—	0.37	07/26/2020	(1)

Joshua A. Kazam (2)	50,000	—	—	4.50	01/25/2018
	25,000	—	—	0.93	12/22/2018
	65,000	—	—	1.77	07/21/2019
	80,000	—	—	0.37	07/26/2020
	—	80,000	—	0.73	05/10/2021	(3)

Daron G. Evans	409,696	—	—	2.71	09/17/2017
	49,020	—	—	0.88	01/15/2019
	85,628	—	—	0.89	06/24/2019	(4)
	100,000	100,000	—	0.30	07/08/2020	(5)
	125,000	125,000	—	0.37	07/26/2020	(5)
	50,000	—	—	0.69	04/18/2021

(1)	Option granted on July 26, 2010 and which vests in 8 quarterly installments of 112,500 shares commencing on September 30, 2011.
(2)	All stock options held by Mr. Kazam were awarded as compensation for his services as a director.
(3)	Option granted May 10, 2011 and which vests in its entirety on May 10, 2012.
(4)	Option granted on June 24, 2009 to purchase up to a maximum of 100,000 shares, of which the right to purchase 25,000 vested immediately and the right to purchase remaining shares vested subject to the performance of specified clinical development milestones in two installments of up to 50,000 shares and up to 25,000 shares. On February 15, 2010, Mr. Evans’ right to purchase 42,500 of such 50,000-share installment vested and the remaining 7,500 shares of such installment were forfeited. On January 3, 2011, Mr. Evans’ right to purchase 18,128 shares of the final 25,000-share installment vested and the remaining 6,872 shares were forfeited.
(5)	Options vests in 12 equal quarterly installments commencing September 30, 2010.

Compensation of Directors

On July 8, 2010, the Compensation Committee of our Board of Directors amended the compensation plan applicable to our non-employee directors. As amended, our non-employee directors receive an annual stock option grant pursuant to our 2005 Stock Option Plan relating to 80,000 shares of common stock, and the chairs of the Board’s Audit and Compensation Committees each receive an additional annual stock option grant relating to 20,000 shares. All of such stock options are awarded upon each director’s re-election by our stockholders and vest in their entirety on the first anniversary of the grant date. Newly-appointed non-employee directors are entitled to receive a stock option to purchase 130,000 shares of our common stock, which option vests in three equal annual installments commencing on the first anniversary of the grant date.

Prior to the adoption of this plan, our non-employee directors did not receive any cash fees for their service, but were periodically awarded stock options. The following table sets forth the compensation received by our directors for their service in 2011. Mr. Brewer is not listed below since he is an employee of Nile Therapeutics and receives no additional compensation for serving on our Board of Directors or its committees. Mr. Kazam, who is also currently serving as our President and Chief Executive Officer, does not receive any compensation for his services as our President and Chief Executive Officer and his compensation reflected below represents compensation received solely for his services as a director in accordance with the standard compensation applicable to our other non-employee directors.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Arie S. Belldegrun, M.D.	$—	$35,321	$35,321
Pedro Granadillo	—	44,152	44,152
Peter M. Kash, Ed.D.	—	35,321	35,321
Joshua A. Kazam (2)	—	35,321	35,321
Frank Litvack, M.D.	—	35,321	35,321
Paul A. Mieyal, Ph.D.	—	35,321	35,321
Gregory W. Schafer	—	44,152	44,152

(1)	Amounts reflect the grant date fair value of awards granted under the Company’s Amended and Restated Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”. Assumptions used in the calculation of these amounts are included in Note 10 of the Notes to Audited Financial Statements included in this Annual Report.
(2)	As a principal owner of TRC, Mr. Kazam is indirectly compensated for his services as our President and Chief Executive Officer pursuant to our services agreement with TRC. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 29, 2012 by:

•	each of our directors,

•	each named executive officer as defined and named in the Summary Compensation Table appearing herein,

•	all of our directors and executive officers as a group, and,

•	each person known by us to beneficially own more than five percent of our common stock (based on information supplied in Schedules 13D and 13G filed with the Securities and Exchange Commission).

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (1)
Named Executive Officers and Directors:
Richard B. Brewer (2)	787,500	1.9
Joshua A. Kazam (3)	2,817,407	7.0
Daron Evans (4)	884,548	2.2
Arie S. Belldegrun (5)	1,518,963	3.7
Pedro Granadillo (6)	402,588	1.0
Peter M. Kash (7)	2,837,693	7.0
Frank Litvack (8)	603,333	1.5
Paul A. Mieyal	—	—
Gregory W. Schafer (9)	375,100	*
Directors and executive officers as a group (10 individuals)	10,667,870	23.7

5% Stockholders:
Wexford Capital LP (10)	2,923,619	7.3
411 West Putnam Avenue
Greenwich, CT 06830
Stonepine Capital, L.P. (11)	5,400,000	9.9
475 Gate Five Road, Suite 320
Sausalito CA 94965

*  Represents less than 1%.

(1)	Based on 39,712,231 shares of our common stock outstanding as of March 29, 2012. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of July 1, 2011, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.
(2)	Represents shares issuable upon the exercise of stock options.
(3)	Includes (i) 300,000 shares issuable upon the exercise of stock options held by Mr. Kazam; (ii) 244,278 shares issuable upon the exercise of outstanding warrants held by Mr. Kazam; (iii) 613,841 shares held by the Kazam Family Trust, of which Mr. Kazam’s spouse is the trustee and his children are beneficiaries, and as to which Mr. Kazam’s disclaims beneficial ownership except to the extent of any pecuniary interest therein; (iv) 165,530 shares held by Mr. Kazam’s spouse as custodian for the benefit of their minor children, to which Mr. Kazam disclaims beneficial ownership except to the extent of his pecuniary interest therein; and (v) 165,530 shares held by the Kash Family Foundation, of which Mr. Kazam is trustee but as to which he has no pecuniary interest.
(4)	Includes (i) 856,844 shares issuable upon the exercise of stock options held by Mr. Evans; (ii) 3,952 shares issuable upon the exercise of warrants held by Mr. Evans; and (iii) a total of 10,600 shares held by Mr. Evans’ spouse and minor children.

(5)	Includes (i) 203,333 shares issuable upon the exercise of stock options held by Dr. Belldegrun, (ii) 604,210 shares issuable upon the exercise of warrants held by Dr. Belldegrun, (iii) 81,145 shares held by Leumi Overseas Trust Corp. Ltd. as Trustee of the BTL Trust, of which 4,210 shares are issuable upon the exercise of warrants, (iv) 129,600 shares held by the Belldegrun Family Trust, of which 64,800 shares are issuable upon the exercise of warrants, (v) 486,400 shares held by the Arie S. Belldegrun M.D. Inc. Profit Sharing Plan, including 243,200 shares issuable upon the exercise of warrants, (vi) 584,000 shares held by Leumi Overseas Trust Corp. Ltd. as Trustee of the Tampere Trust, of which 292,000 shares are issuable upon the exercise of warrants, and (vii) 34,485 shares held by Bellco Capital, LLC. Dr. Belldegrun disclaims beneficial ownership of the shares and warrants held by Leumi Overseas Trust Corp. Ltd. as Trustee of each of the BTL Trust and the Tampere Trust, except to the extent of his beneficiary interest therein.
(6)	Includes 375,000 shares issuable upon the exercise of stock options.
(7)	Includes (i) 335,000 shares issuable upon the exercise of stock options held by Dr. Kash, (ii) 244,366 shares issuable upon the exercise of warrants held by Dr. Kash, (iii) 496,589 shares held by Dr. Kash’s spouse as custodian for the benefit of their minor children under the UGMA, to which Dr. Kash disclaims beneficial ownership except to the extent of his pecuniary interest therein, and (iv) 165,530 shares held by the Kash Family Foundation.
(8)	Includes: (i) 203,333 shares issuable upon the exercise of stock options held by Dr. Litvack, and (ii) 400,000 shares held by Calmedica Capital L.P. (“Calmedica”), a limited partnership of which Dr. Litvack is a limited partner, including 200,000 shares issuable upon the exercise of warrants held by Calmedica. Dr. Litvack disclaims beneficial ownership of the shares and warrants held by Calmedica except to the extent of his pecuniary interest therein.
(9)	Includes 375,000 shares issuable upon the exercise of stock options.
(10)	Includes (i) 1,910,103 shares held by Iota Investors LLC, a Delaware limited liability company (“Iota Investors”), (ii) five year warrants to purchase 16,841 shares at an exercise price of $2.71 per share held by Iota Investors, and (iii) 696,675 shares held by Wexford Spectrum Investors LLC, a Delaware limited liability company (“Wexford Spectrum”). Wexford Capital LP, a Delaware limited partnership (“Wexford Capital”), is a registered Investment Advisor and also serves as an investment advisor or sub-advisor to the members of Iota Investors and Wexford Spectrum. Wexford GP LLC, a Delaware limited liability company (“Wexford GP”), is the general partner of Wexford Capital. Mr. Charles E. Davidson is chairman, a managing member and a controlling member of Wexford GP and Mr. Joseph M. Jacobs is president, a managing member and a controlling member of Wexford GP. Beneficial ownership also includes 300,000 shares issuable upon the exercise of stock options that have been assigned to Wexford Capital by Dr. Mieyal, a director of Nile and vice president of Wexford Capital.
(11)	Represents 3,600,000 shares of common stock held by Stonepine Capital, L.P., and warrants to purchase 1,800,000 shares of common stock at a per share price of $0.60; provided, however, that such warrants provide that Stonepine Capital, L.P. may not exercise the warrants to the extent that it would beneficially own in excess of 9.99% of our outstanding common stock immediately after giving effect to such exercise. Stonepine Capital Management is the general partner of Stonepine Capital, L.P.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Amended and Restated 2005 Stock Option Plan (the “Plan”), which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2011 with respect to the Plan:

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon	Weighted- Average	Future Issuance Under
	Exercise of	Exercise Price	Equity Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options	Options	Securities Reflected in Column
Plan category	(A)	(B)	(A))
Equity compensation plans approved by security holders:
Amended and Restated 2005 Stock Option Plan	7,890,584	$1.42	1,217,984
Equity compensation plans not approved by stockholders:
Outside any plan (1).	593,750	$2.71	—
Total	8,484,334	$1.51	1,217,984

(1)	Represents shares of common stock issuable upon exercise of stock options issued outside of the Plan

ITEM 13.	certain relationships and related transactions, and director independence

Certain Relationships and Related Transactions

Two River Consulting, LLC

On June 24, 2009, we entered into a services agreement with Two River Consulting, LLC, or TRC, to provide us with various clinical development, operational and administrative services, including the services of Joshua A. Kazam as our President and Chief Executive Officer, for a period of one year. As compensation for such services, we paid to TRC a monthly cash fee of $65,000 and we issued stock options to purchase up to an aggregate of 750,000 shares of our common stock at a price per share equal to $0.89, the closing sale price of our common stock on June 24, 2009. Shares relating to 25% of this option vested immediately and the remaining shares were scheduled to vest pursuant to the achievement of certain milestones relating to the development of CD-NP. In February 2010, an additional 318,750 shares subject to this option vested and 56,250 shares subject to the option were forfeited. On January 3, 2011, an additional 135,957 shares vested and the remaining 51,543 shares lapsed and were forfeited. Instead of issuing the stock option to TRC, at TRC’s direction, the options were issued to designated employees of TRC who are engaged in performing the services under the services agreement.  On August 12, 2010, we and TRC entered into an amendment to the services agreement to extend the term of the agreement and provide that it will continue on a month-to-month basis until otherwise terminated by one of the parties upon 30 days’ notice. We also agreed to issue to designees of TRC a 5-year stock option to purchase 250,000 shares of our common stock at a price per share of $0.38, the closing sale price of the common stock on August 12, 2010. The stock option was fully vested and immediately exercisable at the time of grant.  On March 17, 2011, we and TRC entered into a second amendment to the services agreement, pursuant to which the level of services to be provided by TRC was reduced and the monthly cash fee payable to TRC was reduced to $31,702. The monthly cash fee was further reduced to $30,082 in July 2011 when certain services were eliminated. Additional operational and clinical development services may be provided by TRC, and billed to us, on an hourly basis. Of the monthly cash fee payable to TRC, we estimate that approximately 66% is attributable to the services rendered by Mr. Kazam as our President and Chief Executive Officer.

Mr. Kazam, our President & Chief Executive Officer and director, Arie S. Belldegrun, a current director, and David M. Tanen, a director of the Company until September 2009, are the principal owners of TRC. None of Messrs. Kazam and Tanen and Dr. Belldegrun received any of the stock options issued by us pursuant to the services agreement. The terms of the services agreement with TRC, including the August 12, 2010 amendment, were reviewed and approved by a special committee of our Board of Directors consisting of Pedro Granadillo, Paul Mieyal and Greg Schafer. None of the members of the special committee has any interest in TRC or the services agreement.

Riverbank Capital Securities, Inc.

In connection with our June 2011 private placement, we engaged Riverbank Capital Securities, Inc., or Riverbank, to serve as our placement agent, and Riverbank subsequently engaged Ladenburg Thalmann & Co. Inc. as a sub-placement agent.  We agreed to pay Riverbank a cash fee equal to 7% of the gross proceeds resulting from the private placement, plus issue a five-year warrant to purchase a number of shares equal to 5% of the shares of our common stock sold in the private placement.  Pursuant to such terms, we paid the placement agents a cash fee of $175,000 and issued five-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.60 per share.

Peter M. Kash, a director of our Company, and Joshua A. Kazam, our President and Chief Executive Officer and a director, are each officers of Riverbank.  Dr. Kash and Mr. Kazam may be allocated a portion of the warrants issuable to Riverbank.  In light of our relationships with Dr. Kash and Mr. Kazam, the selection of the Riverbank as a placement agent and the terms of the engagement were reviewed and approved by a special committee of the our Board of Directors consisting of disinterested directors with no affiliation to Riverbank or its affiliates.

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors, in consultation with legal counsel, has determined that Messrs. Granadillo and Schafer and Drs. Kash, Litvack and Mieyal are “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

The following is a summary of the fees billed to us by Crowe Horwath LLP, our independent registered public accounting firm, for professional services rendered for fiscal years ended December 31, 2011 and 2010:

	Fiscal Year Ended December 31,
Service Category	2011	2010
Audit Fees	$113,500	$137,308
Audit-Related Fees	2,044	—
Tax Fees	6,500	8,576
All Other Fees	—	—
Total Fees	$121,544	$145,884

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

Audit Committee Pre-Approval Process

Pursuant to our Audit Committee Charter, before the independent registered public accounting firm is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent registered public accounting firm. Audit Committee pre-approval of non-audit services (other than review and attest services) also is not be required if such services fall within available exceptions established by the SEC. None of the services provided by our independent registered public accounting firm for fiscal 2010 or 2011 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Agreement and Plan of Merger, by and among SMI Products, Inc., Nile Merger Sub, Inc., and Nile Therapeutics, Inc. dated as of August 15, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 17, 2007).

3.1	Certificate of Incorporation of Nile Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 9, 2007).

3.2	Bylaws of Nile Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 9, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 21, 2007).

4.2	Form of Nile Therapeutics, Inc. Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2007).

4.3	Form of Warrant issued to investors in July 2009 private placement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 13, 2009).

4.4	Form of Warrant issued to placement agent in July 2009 private placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed August 13, 2009).

4.5	Warrant Agreement between Nile Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated April 21, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 22, 2010).

4.6	Form of Unit Warrant issued to investors in April 2010 public offering (included as part of Exhibit 4.5 hereof).

4.7	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 public offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 22, 2010).

4.8	Form of Warrant issued to investors in June 2011 private placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report Form 8-K filed June 24, 2011).

10.1	Employment Agreement between Nile Therapeutics, Inc. and Daron Evans dated January 19, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

10.2	Amendment No. 1 to Employment Agreement between Nile Therapeutics, Inc. and Daron Evans dated August 19, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

10.3	Amendment of Employment Agreement, by and between Nile Therapeutics, Inc. and Daron Evans, dated March 4, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 5, 2008).*

10.4	Amendment of Incentive Stock Option Agreement, by and between Nile Therapeutics, Inc. and Daron Evans, dated March 4, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 5, 2008).*

10.5	Letter Agreement between Nile Therapeutics, Inc. and Jennifer L. Hodge, dated August 31, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

10.6	Offer Letter between the Company and Hsiao Dee Lieu, M.D., F.A.C.C. entered into on February 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2008).*

10.7	License Agreement between the Company and Mayo Foundation for Medical Education and Research, dated January 20, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 21, 2007).+

10.8	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

Exhibit No.	Description

10.10	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

10.11	Amendment to Offer Letter, dated as of March 10, 2009, by and between Nile Therapeutics, Inc. and Hsiao D. Lieu, M.D., F.A.C.C. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 12, 2009).*

10.12	Technology License Agreement between the Company and Mayo Foundation for Medical Education and Research, effective as of June 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008).+

10.13	Separation Agreement and General Release between the Company and Peter M. Strumph dated June 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2009).*

10.14	Form of Indemnification Agreement entered into between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 3, 2010).*

10.15	Form of Securities Purchase Agreement entered into among the Company and various accredited investors on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2009).

10.16	Services Agreement dated June 24, 2009 between Nile Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2009).

10.17	Underwriting Agreement between the Company and Maxim Group LLC, as representative of the underwriters named on Schedule A thereto, dated April 21, 2010 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed April 22, 2010).

10.18	Letter Agreement between Nile Therapeutics, Inc. and Richard Brewer, dated July 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2010).*

10.19

Severance Benefits Agreement between Nile Therapeutics, Inc. and Daron Evans, dated July 24, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 27, 2010).*

10.20	Summary terms of compensation plan for directors of Nile Therapeutics, Inc., as amended July 26, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 27, 2010).*

10.21	Amendment No. 1 to Services Agreement between Nile Therapeutics, Inc. and Two River Consulting, LLC, dated August 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010).

10.22	Clinical Trial Funding Agreement between Nile Therapeutics, Inc. and Medtronic, Inc., dated February 25, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).+

10.23	Amendment No. 2 to Services Agreement between Nile Therapeutics, Inc. and Two River Consulting, LLC, dated March 17, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).

10.24	Form of Securities Purchase Agreement entered into among Nile Therapeutics, Inc. and various accredited investors on June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2011).

23.1	Consent of Crowe Horwath LLP.

24.1	Power of Attorney (included on signature page hereof).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101	The following financial information from Nile Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) Statements of Operations for the years ended December 31, 2011 and 2010, and for the period from August 1, 2005 (inception) through December 31, 2011, (iii) Statement of Stockholders’ Equity (Deficit) for the period from August 1, 2005 (inception) through December 31, 2011, (iv) Statements of Cash Flows for the years ended December 31, 2011 and 2010, and for the period from August 1, 2005 (inception) through December 31, 2011, and (v) Notes to Financial Statements. ^

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
^	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2012.

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

Signature	Title	Date

/s/ Joshua Kazam	Chief Executive Officer and Director	April 2, 2012
Joshua Kazam	(Principal Executive Officer)

/s/ Daron Evans	Chief Financial Officer	April 2, 2012
Daron Evans	(Principal Financial and Accounting Officer)

/s/ Richard B. Brewer	Executive Chairman	April 2, 2012
Richard B. Brewer

/s/ Arie Belldegrun	Director	April 2, 2012
Arie Belldegrun, M.D.

/s/ Pedro Granadillo	Director	April 2, 2012
Pedro Granadillo

/s/ Peter M. Kash	Director	April 2, 2012
Peter M. Kash, Ed.D.

/s/ Frank Litvack	Director	April 2, 2012
Frank Litvack, M.D.

/s/ Paul A. Mieyal	Director	April 2, 2012
Paul A. Mieyal, Ph.D.

/s/ Gregory W. Schafer	Director	April 2, 2012
Gregory W. Schafer

INDEX OF EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Nile Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) Statements of Operations for the years ended December 31, 2011 and 2010, and for the period from August 1, 2005 (inception) through December 31, 2011, (iii) Statement of Stockholders’ Equity (Deficit) for the period from August 1, 2005 (inception) through December 31, 2011, (iv) Statements of Cash Flows for the years ended December 31, 2011 and 2010, and for the period from August 1, 2005 (inception) through December 31, 2011, and (v) Notes to Financial Statements. ^

^	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

