Form 10-Q
period 2012-03-31
Nile Therapeutics, Inc.
filed 2012-05-15
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 14, 2012, there were 43,062,231 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain adequate financing;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	the development of our product candidates;

•	the regulatory approval of our product candidates;

•	our use of clinical research centers and other contractors;

•	acceptance of our products by doctors, patients or payors;

•	our ability to market any of our product candidates;

•	our history of operating losses;

•	our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to attract and retain key personnel;

•	availability of reimbursement for our product candidates;

•	the effect of potential strategic transactions on our business; and

•	the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”), that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in our Form 10-K and in this report should be considered in evaluating our prospects and future financial performance.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NILE THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2012
	(unaudited)	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$435,730	$1,039,190
Prepaid expenses and other current assets	220,387	271,298

Total current assets	656,117	1,310,488

Property and equipment, net	7,951	9,744
Other noncurrent assets	51,938	51,938

Total assets	$716,006	$1,372,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$327,154	$437,837
Accrued expenses and other current liabilities	59,902	64,718
Due to related party	98,291	38,892

Total current liabilities	485,347	541,447

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
39,712,231 and 39,712,231 shares issued and outstanding	39,712	39,712
Additional paid-in capital	45,777,806	45,605,991
Deficit accumulated during the development stage	(45,586,859)	(44,814,980)

Total stockholders' equity	230,659	830,723

Total liabilities and stockholders' equity	$716,006	$1,372,170

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Period from August 1, 2005 (inception) through
	2012	2011	March 31, 2012
Income:
Grant income	$-	$-	$482,235
Collaboration income	195,500	-	1,550,000

Total income	195,500	-	2,032,235

Operating expenses:
Research and development	465,353	622,332	30,461,244
General and administrative	500,020	575,278	16,826,180

Total operating expenses	965,373	1,197,610	47,287,424

Loss from operations	(769,873)	(1,197,610)	(45,255,189)

Other income (expense):
Interest income	244	1,986	794,209
Interest expense	-	-	(1,273,734)
Other income (expense)	(2,250)	(168)	147,855

Total other income (expense)	(2,006)	1,818	(331,670)

Net loss	$(771,879)	$(1,195,792)	$(45,586,859)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted-average common shares outstanding	39,712,231	34,673,475

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO MARCH 31, 2012

(unaudited)

	COMMON STOCK			DEFICIT
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Issuance of stock options for services	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of
issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,902,298	-	1,902,298

Non-employee stock-based compensation	-	-	(667)	-	(667)

Net loss	-	-	-	(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss	-	-	-	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	$5,103,618

Employee stock-based compensation	-	-	1,772,597	-	1,772,597

Non-employee stock-based compensation	-	-	473,584	-	473,584

Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,284,484	-	3,287,175

Stock option and warrant exercises	245,025	245	217,228	-	217,473

Net loss	-	-	-	(7,872,297)	(7,872,297)

Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150

Employee stock-based compensation	-	-	1,142,552	-	1,142,552

Non-employee stock-based compensation	-	-	(19,249)	-	(19,249)

Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699

Stock option and warrant exercises	68,970	69	6,138	-	6,207

Net loss	-	-	-	(6,031,491)	(6,031,491)

Balance at December 31, 2010	34,629,794	34,630	42,492,432	(39,930,194)	2,596,868

Employee stock-based compensation	-	-	785,587	-	785,587

Non-employee stock-based compensation	-	-	20,740	-	20,740

Stock option and warrant exercises	82,437	82	13,666	-	13,748

Units sold in private placement, net of issuance costs of $201,434	5,000,000	5,000	2,293,566	-	2,298,566

Net loss	-	-	-	(4,884,786)	(4,884,786)

Balance at December 31, 2011	39,712,231	39,712	45,605,991	(44,814,980)	830,723

Employee stock-based compensation	-	-	171,815	-	171,815

Net loss	-	-	-	(771,879)	(771,879)

Balance at March 31, 2012	39,712,231	$39,712	$45,777,806	$(45,586,859)	$230,659

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,		Period from
			August 1, 2005 (inception)
	2012	2011	through March 31, 2012
Cash flows from operating activities
Net loss	$(771,879)	$(1,195,792)	$(45,586,859)

Adjustment to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	1,793	2,194	322,441
Stock-based compensation	171,815	267,174	10,477,275
Write-off of intangible assets	-	-	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	-	-	36,724
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	50,911	(8,728)	(220,387)
Other non-current assets	-	-	(51,938)
Accounts payable	(110,683)	146,479	327,154
Accrued expenses and other current liabilities	(4,816)	(471,000)	59,902
Due to related party	59,399	(828)	98,291

Net cash used in operating activities	(603,460)	(1,260,501)	(33,307,939)

Cash flows from investing activities
Purchase of property and equipment	-	-	(130,855)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	-	(345,591)
Net cash used in investing activities	-	-	(473,946)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	-	6,207	237,428
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement	-	-	29,975,187

Net cash provided by financing activities	-	6,207	34,217,615

Net (decrease) increase in cash and cash equivalents	(603,460)	(1,254,294)	435,730
Cash and cash equivalents at beginning of period	1,039,190	3,378,155	-

Cash and cash equivalents at end of period	$435,730	$2,123,861	$435,730

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in satisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors, in connection with private placement	$-	$-	$5,721,000
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

1. DESCRIPTION OF BUSINESS

Nile Therapeutics, Inc. (“Nile” or the “Company”) develops innovative products for the treatment of cardiovascular diseases. Nile’s lead compound is cenderitide, a chimeric natriuretic peptide currently in development for the treatment of heart failure patients in the post-acute period. The Company is also developing CU-NP, a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type Natriuretic Peptide (“CNP”) and the N- and C-termini of Urodilatin (“URO”).

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2012, its efforts have been principally devoted to developing its licensed technologies, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full 2012 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced, estimates of the fair value and forfeiture rates of stock options issued to employees and consultants, and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Collaboration Income

In February 2011, the Company entered into a collaboration agreement whereby the Company was reimbursed for work performed on behalf of the collaborator upon the achievement of certain milestones. The Company recorded all of these expenses as research and development expenses and the reimbursements upon the achievement of the milestones as income. See note 5 for further details.

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

3. LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT’S PLANS

The Company has experienced net losses since its inception and has an accumulated deficit of approximately $45.6 million at March 31, 2012. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Cash resources as of March 31, 2012 were approximately $0.4 million, compared to $1.0 million as of December 31, 2011. Based on its resources at March 31, 2012, together with the net proceeds of the Company’s recent offering of common stock and warrants that closed on April 4, 2012 (see note 9), the Company believes that it has sufficient capital to fund its currently planned operations into the fourth quarter of 2012. The Company will need to raise additional capital to complete the next clinical trial of cenderitide, which is expected to be a Phase 2 trial to be initiated in 2012. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The success of the Company depends on its ability to develop new products to the point of FDA approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional equity capital or license rights to one or more of its products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire additional product licenses and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations for the next 12 to 24 months, management can provide no assurances that the Company will be able to raise sufficient funds.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

In addition, to the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders may experience significant additional dilution. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company obtains additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates, or grant licenses on terms that may not be favorable to the Company.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. Potentially dilutive securities include:

	March 31, 2012	March 31, 2011
Warrants to purchase common stock	-	-
Options to purchase common stock	2,750,000	3,050,000
Total potentially dilutive securities	2,750,000	3,050,000

For the three months ended March 31, 2012 and 2011, warrants and options to purchase 14,336,818 and 10,550,285 shares, respectively, have been excluded from the above computation of potentially dilutive securities, respectively, as their exercise prices are greater than the average market price per common share for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

In addition to the potential milestone payments discussed above, the Cenderitide License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period from August 1, 2005 (inception) through March 31, 2012, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares (representing $182,235) of common stock. No such grant income has been received or shares issued since the year ended December 31, 2008.

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

CU-NP

On June 13, 2008, the Company entered into an exclusive, worldwide, royalty-bearing license agreement, or the CU-NP License Agreement, with Mayo for the rights to intellectual property and to develop commercially CU-NP for all therapeutic indications. The Company was also entitled to rights to improvements to CU-NP that arose out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP, until June 12, 2011.

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

Collaboration Agreement

In February 2011, the Company entered into a Clinical Trial Funding Agreement with Medtronic, Inc. Pursuant to the agreement, Medtronic provided the funding and equipment necessary for the Company to conduct a Phase 1 clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology.

Under the agreement, the Company agreed not to enter into an agreement with a third party to develop or commercialize cenderitide or any drug/device combination developed under the agreement until the earlier of: (i) three months following delivery to Medtronic of a final database with respect to the Phase 1 trial; and (ii) 15 months after the date of the agreement. The final database was delivered to Medtronic on November 19, 2011.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

The agreement also provided that intellectual property conceived in or otherwise resulting from the performance of the Phase 1 clinical trial shall be jointly owned by the Nile and Medtronic (the “Joint Intellectual Property”), and that Nile shall pay royalties to Medtronic based on the net sales of any Nile product, the manufacture, use or sale of which is covered or claimed in one or more issued patents constituting Joint Intellectual Property.  The agreement further provided that, if the parties fail to enter into a definitive commercial license agreement with respect to cenderitide, then each party shall have a right of first negotiation to license exclusive rights to any Joint Intellectual Property. As of May 2012, three filed patent applications are considered Joint Intellectual Property.

Pursuant to its terms, the agreement expired in February 2012, following the completion of the Phase 1 clinical trial and the delivery of data and reports related to the study. The Company received the final reimbursement of $195,500 in February 2012 and a total of $1,550,000 over the life of the agreement. All amounts are recorded as income in the Company’s Condensed Statement of Operations.

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

(b) Warrants

In connection with the 2011 Offering as discussed above, the Company issued a total of 2,500,000 Warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.60 per share. In addition, the Company issued the Placement Agents a five-year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.60 per share.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2012.

Grant Date	Warrants Issued	Exercise Price Range	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
9/11/2007	168,377	$ 2.71	$ 2.71	9/11/2012	-	168,377
3/26/2008	206,912	$ 2.71	$ 2.71	9/11/2012	-	206,912
7/15/2009	2,909,695	$1.25-2.28	$ 1.64	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	$ 0.94	$ 0.94	4/20/2015	-	2,632,500
6/20/2011	2,750,000	$ 0.60	$ 0.60	6/19/2016	-	2,750,000
	8,667,484		$ 1.21		5,000	8,662,484

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

For the three months ended March 31, 2012, the Company did not issue any employee stock options. In previous periods, the Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2011 :

Three Months Ended March 31, 2011
Price of Nile stock on date of grants	$0.56
Expected volatility	97%
Expected term	5 years
Dividend yield	0%
Risk-free interest rate	2.2%

The valuation assumptions were determined as follows:

•	Expected volatility – The expected volatility is calculated from the 260 day volatility of the Company’s stock price.
•	Expected term – The expected term of the awards represents the period of time that the awards are expected to be outstanding. Management considered historical data and expectations for the future to estimate employee exercise and post vest termination behavior. Consultant options are assigned an expected term equal to the maximum term of the option grant.
•	Dividend yield – The estimate for annual dividends is zero, because the Company has not historically paid dividends and does not intend to in the foreseeable future.

•	Risk free interest rate – The risk free interest rate is the rate of interest on a U.S. Treasury note with a term similar to the expect term of the option.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

A summary of the status of the options issued under the Plan at March 31, 2012, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2012	1,217,984	7,890,584	$1.42
Options granted under the Plan	-	-	$-
Options exercised	-	-	$-
Options forfeited	60,000	(60,000)	$0.56
Balance at March 31, 2012	1,277,984	7,830,584	$1.43	$398,200

Exercisable at March 31, 2012		6,368,916	$1.62	$294,950

The following table summarizes information about stock options outstanding at March 31, 2012:

	Outstanding			Exercisable

Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Total Shares	Weighted- Average Exercise Price
$0.30 to $0.57	3,036,533	7.50	$0.37	2,286,533	$0.38
$0.68 to $0.93	1,680,923	6.23	$0.82	1,055,923	$0.87
$1.14 to $2.71	2,476,779	4.33	$2.33	2,390,111	$2.36
$4.45 to $5.75	636,349	5.36	$4.54	636,349	$4.54
Total	7,830,584	5.74	$1.43	6,368,916	$1.62

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

Employee stock-based compensation costs for the three months ended March 31, 2012 and 2011 and for the cumulative period from August 1, 2005 (inception) through March 31, 2012 are as follows:

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

	Three months ended March 31,		Period from
			August 1, 2005 (inception)
	2012	2011	through March 31, 2012

General and administrative	$111,717	$205,206	$6,674,263
Research and development	60,098	61,968	1,544,015

Total	$171,815	$267,174	$8,218,278

The fair value of shares vested under the Plan for the three months ended March 31, 2012 and 2011 and for the period from August 1, 2005 (inception) through March 31, 2012 were $101,009, $329,597, and $7,093,840 respectively.

At March 31, 2012, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $155,651, which is expected to be recognized over a weighted-average vesting period of 0.7 years.

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

Stock-based compensation costs incurred for services by non-employees for the three months ended March 31, 2012 and 2011, and for the cumulative period from August 1, 2005 (inception) through March 31, 2012 totaled $0, $0, and $498,095, respectively. These amounts were included in research and development and general and administrative expenses in the accompanying Condensed Statements of Operations. As of March 31, 2012 all non-employee based options outstanding were fully vested.

 8. RELATED PARTIES

On June 24, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational and administrative services to the Company for a period of one year.  Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, who was appointed to the Company’s Board of Directors on September 24, 2009, are each partners of TRC.  David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the services agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors (the “Special Committee”).  None of the members of the Special Committee had any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company agreed to pay to TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009.Twenty-five percent of the stock options vested immediately and the remaining 75% were scheduled to vest pursuant to the achievement of certain milestones relating to the clinical development of cenderitide. On January 5, 2011, the final block of stock options vested. Of the 750,000 original stock options issued, 535,172 stock options vested with a total fair value of $353,976. In August 2010, the Company and TRC amended the services agreement to extend its term on a month-to-month basis and to provide for the issuance of fully-vested and immediately-exercisable stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.38 per share, which had an estimated fair value of $82,200 that was expensed on the date of grant.  In March 2011, the Company and TRC further amended the services agreement to reduce the level of services to be provided by TRC and to reduce the monthly cash fee payable to TRC to $31,702 and then to $30,082 starting in July 2011 when certain services were eliminated. Additional operational and clinical development services may be provided by TRC, and billed to the Company, on an hourly basis. The Special Committee reviewed and approved the August 2010 and March 2011 amendments to the services agreement.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three months ended March 31, 2012 and 2011 and for the period from August 1, 2005 (inception) through March 31, 2012, total cash services and reimbursed expenses totaled $98,291, $213,602 and $1,944,381 respectively. As of March 31, 2012 the Company had a payable to TRC of $98,291 which was paid in full in April 2012.

In connection with the 2011 Offering, the Company engaged Riverbank to serve as placement agent. Mr. Kazam and Peter M. Kash, a director of the Company, are each officers of Riverbank. See Note 6 for further details.

9. SUBSEQUENT EVENTS

On April 4, 2012, the Company closed an offering with certain purchasers pursuant to which it sold an aggregate of 3,350,000 shares of the Company’s common stock to such purchasers for a purchase price of $0.40 per share. In addition, for each share purchased, each purchaser also received three-fourths of a five-year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share, which resulted in the issuance of warrants to purchase an aggregate of 2,512,500 shares of the Company’s common stock. The warrants contain non-standard anti-dilution features and as result will be classified as a liability on the Company’s balance sheet.

The total gross proceeds from the offering were $1.34 million, before deducting selling commissions and other offering expenses of approximately $0.2 million. In connection with the offering, the Company engaged Roth Capital Partners, LLC, or Roth, to serve as placement agent. Pursuant to the terms of the placement agent agreement, the Company paid Roth a cash fee equal to seven percent of the gross proceeds received by the Company, or approximately $0.1 million, plus a non-accountable expense allowance of $35,000. Richard B. Brewer, the Company’s Executive Chairman, Joshua A. Kazam, the Company’s President and Chief Executive Officer and a director, Daron Evans, the Company’s Chief Financial Officer, and Hsiao Lieu, M.D., the Company’s Executive VP of Clinical Development, participated in the offering on the same terms as the unaffiliated purchasers, and collectively purchased 275,000 shares of common stock and warrants to purchase 206,250 shares of common stock for an aggregate purchase price of $110,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage biopharmaceutical company in the business of commercially developing innovative products for the treatment of cardiovascular diseases. We currently have rights to develop and commercialize two product candidates, described as follows:

•	Cenderitide, our lead product candidate, is a chimeric natriuretic peptide that we are developing for the treatment of heart failure. We plan to develop cenderitide for the treatment of patients for up to 90 days following admission for acutely decompensated heart failure, or ADHF. We also believe cenderitide may be useful in several other cardiovascular and renal indications. In October 2011, we completed a Phase 1 clinical trial in collaboration with Medtronic, Inc.

•	CU-NP, is a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. We are currently evaluating the potential for the chronic dosing of CU-NP, which could be used to treat a number of cardiovascular and renal diseases.

We have no product sales to date and we will not generate any product revenue until we receive approval from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our lead product candidate, cenderitide. As we proceed with the clinical development of cenderitide and as we further develop CU-NP, our second product candidate, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development activities will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private and public sales of our common stock, and debt financings.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2012 and 2011 were approximately $0.5 million and $0.6 million, respectively. The decrease in G&A expenses compared to the same period in 2011 is primarily due to a decrease in the use of professional investor relations services.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2012 and 2011 were approximately $0.5 million and $0.6 million, respectively. The decrease in R&D expenses in 2012 over the same period in 2011 is primarily due to decreased stock compensation costs and reduced use of outside consultants of approximately $0.3 million. These decreases were partially offset by increased clinical activities in 2012 relating to the cenderitide subcutaneous studies of approximately $0.2 million.

Cenderitide. Although the development of cenderitide is still in its early stages, we believe that it has potential applications to treat heart failure. We plan to initiate a Phase 2 clinical trial in 2012 following the closing of a financing or strategic partnership.

CU-NP. Since acquiring our rights to CU-NP in June 2008, we have incurred total research and development expenses of approximately $0.6 million through March 31, 2012. CU-NP has only undergone preclinical studies and has yet to be studied in humans. Based on our current development plans for CU-NP, we anticipate that we will expend a minimal amount on external development costs until we have obtained significant additional capital.

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

Interest Income. Interest income for the three months ended March 31, 2012 and 2011 was approximately $244 and $1,986, respectively. This decrease in interest income over 2011 is due to lower interest rates earned on cash in bank accounts and lower average cash balances in 2012 than 2011 levels.

Collaboration Income.  As a result of our February 2011 collaboration agreement with Medtronic pursuant to which Medtronic reimbursed us for R&D expenditures that we made in connection with our Phase 1 trial of cenderitide, we recognized income of $195,500 during the period ended March 31, 2012, compared to no such income during the corresponding period in 2011, as the first milestone under the collaboration agreement was not achieved until the second quarter of 2011. All amounts due under the agreement were paid as of February 2012 at which time the agreement expired.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2012 and December 31, 2011 and our net decrease in cash and cash equivalents for the three months ended March 31, 2012 and 2011 (the amounts stated are expressed in thousands):

Liquidity and capital resources	March 31, 2012	December 31, 2011
Cash and cash equivalents	$436	$1,039
Working Capital	$171	$769
Stockholders' equity	$231	$831

	Three Months Ended March 31,
Cash flow data	2012	2011
Cash used in:
Operating activities	$(603)	$(1,260)
Investing activities	-	-
Cash provided by:
Financing activities	-	6
Net decrease in cash and cash equivalents	$(603)	$(1,254)

Our total cash resources as of March 31, 2012 was $0.4 million compared to $1.0 million as of December 31, 2011. As of March 31, 2012, we had approximately $0.5 million in liabilities, and $0.2 million in net working capital. We incurred a net loss of $0.8 million and had negative cash flow from operating activities of $0.6 million for the three months ended March 31, 2012. Since August 1, 2005 (inception) through March 31, 2012, we have incurred an aggregate net loss of approximately $45.6 million, while negative cash flow from operating activities has amounted to $33.3 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through March 31, 2012, we have financed our operations through public and private sales of our equity and debt securities. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at March 31, 2012, together with the net proceeds of our offer and sale of common stock and warrants that closed on April 4, 2012, we believe that we have sufficient capital to fund our currently planned operations into the fourth quarter of 2012. However, we will need to raise additional capital to complete the next clinical trial of cenderitide, which is expected to be a Phase 2 trial, and we do not intend to initiate such trial until we have secured such additional capital. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business.

Until we have secured additional capital, we have sufficient capital to fund our currently planned operations until the fourth quarter of 2012. We will need substantial additional capital, whether from a financing or a strategic partnership, in order to initiate and complete our next planned study, a Phase 2 clinical trial. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress of our pre-clinical and clinical development activities;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
•	the cost involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the cost and timing of regulatory approvals.

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

The continuation of our business beyond the fourth quarter of 2012 is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, on acceptable terms or even at all, will increase our liabilities and future cash commitments.

April 2012 Financing

On April 4, 2012, we closed an offering with certain purchasers pursuant to which we sold an aggregate of 3,350,000 shares of our common stock to such purchasers for a purchase price of $0.40 per share. In addition, for each share purchased, each purchaser also received three-fourths of a five-year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share, which resulted in the issuance of warrants to purchase an aggregate of 2,512,500 shares of our common stock. The total gross proceeds from the offering were $1.34 million, before deducting anticipated selling commissions and other offering expenses of approximately $0.2 million. The closing of the offering occurred on April 4, 2012. In connection with the offering, we engaged Roth Capital Partners, LLC, or Roth, to serve as placement agent. Pursuant to the terms of the placement agent agreement, we paid Roth a cash fee equal to seven percent of the gross proceeds received by us, or approximately $0.1 million, plus a non-accountable expense allowance of $35,000. Richard B. Brewer, our Executive Chairman, Joshua A. Kazam, our President and Chief Executive Officer and a director, Daron Evans, our Chief Financial Officer, and Hsiao Lieu, M.D., our Executive VP of Clinical Development, participated in the offering on the same terms as the unaffiliated purchasers, and collectively purchased 275,000 shares of common stock and warrants to purchase 206,250 shares of common stock for an aggregate purchase price of $110,000.

The offer and sale of the shares and warrants was made pursuant to our shelf registration statement on Form S-3 (SEC File No. 333-165167), which became effective on March 12, 2010. Pursuant to the subscription agreements, we agreed to file, within 15 business days after the closing of the offering, a registration statement covering the issuance of the shares of our common stock upon exercise of the warrants and the subsequent resale of such shares (the “Additional Registration Statement”), and to cause such registration statement to be declared effective within 90 days following the closing of the offering. In the event the Additional Registration Statement is not declared effective by the SEC within such 90-day period, we agreed to pay liquidated damages to each purchaser in the amount of 1% of such purchaser’s aggregate investment amount for each 30-day period until the Additional Registration Statement is declared effective, subject to an aggregate limit of 12% of such purchaser’s aggregate investment amount. The Additional Registration Statement was filed on April 25, 2012 and was declared effective by the SEC on May 7, 2012.

June 2011 Financing

On June 20, 2011, we sold in a private placement offering a total of 5,000,000 units of our securities at an offering price of $0.50 per unit. Each unit contained one share of common stock and 0.50 warrants to purchase one share of common stock at an exercise price of $0.60 per share. We may call the warrants for redemption upon 30 days notice if the volume weighted average price of the common stock for any 20 consecutive business days is equal to or greater than $1.50 per share. The total gross proceeds from the offering were $2.5 million, before deducting selling commissions and expenses, which were approximately $0.2 million. The closing of the private placement occurred on June 23, 2011.

Pursuant to the securities purchase agreement that we entered into with the investors in the June 2011 offering, we agreed to file a registration statement with the SEC seeking to register the resale of the shares of common stock sold in the offering, including the shares issuable upon exercise of warrants. The registration statement was filed on July 22, 2011.

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

CU-NP License Agreement

On June 13, 2008, we entered into a second license agreement with Mayo pursuant to which we acquired the rights to CU-NP. Under the terms of the agreement, Mayo granted to us a worldwide, exclusive license for the rights to commercially develop CU-NP for all therapeutic indications. We also had the rights to improvements to CU-NP and know-how that arose out of the laboratory of Dr. John Burnett and Dr. Candace Lee, the inventors of CU-NP and employees of the Mayo Clinic, prior to June 12, 2011.

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

Collaboration Agreement

In February 2011, we entered into a Clinical Trial Funding Agreement with Medtronic, Inc. Pursuant to the agreement, Medtronic provided the funding and equipment necessary for us to conduct a Phase 1 clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology.

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

The agreement also provided that intellectual property conceived in or otherwise resulting from the performance of the Phase I clinical trial shall be jointly owned by the us and Medtronic (the “Joint Intellectual Property”), and that we shall pay royalties to Medtronic based on the net sales of any Nile product, the manufacture, use or sale of which is covered or claimed in one or more issued patents constituting Joint Intellectual Property.  The agreement further provided that, if the parties fail to enter into a definitive commercial license agreement with respect to cenderitide, then each party shall have a right of first negotiation to license exclusive rights to any Joint Intellectual Property. As of May 2012, three filed patent applications are considered Joint Intellectual Property.

Pursuant to its terms, the agreement expired in February 2012, following the completion of the Phase 1 clinical trial and the delivery of data and reports related to such study. We received the final reimbursement of $195,500 in February 2012 and a total of $1,550,000 over the life of the agreement. All amounts are recorded as income in the our Condensed Statement of Operations.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2012.

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

Collaboration Income

In February 2011, we entered into a collaboration agreement whereby we were reimbursed for work performed on behalf of the collaborator upon the achievement of certain milestones. We recorded all of these expenses as research and development expenses and the reimbursements upon the achievement of the milestones as income.

We recognize milestone payments as income upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as income over the remaining estimated period of performance under the contract as we complete our performance obligations.

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

Stock options or other equity instruments to non-employees (including consultants and all members of our Scientific Advisory Board) issued as consideration for goods or services received by us are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically remeasured as the underlying options vest. The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

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

As of March 31, 2012, our portfolio consisted primarily of bank savings accounts and a certificate of deposit associated with our lease obligation, and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at March 31, 2012, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $0.4 million.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On May 14, 2012, the Company and Richard Brewer, the Company’s Executive Chairman of the Board, entered into a letter agreement providing that Mr. Brewer’s status as a part-time employee has terminated, but that he will continue serving as the Company’s Executive Chairman as a non-employee. In addition, the letter agreement provides that Mr. Brewer’s compensation would be reduced from $240,000 per year to $100,000 per year. The change in Mr. Brewer’s status from employee to non-employee comes as a result of his recent acceptance of full-time employment as chief executive officer of Myrexis, Inc.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
4.1	Form of Warrant issued to investors in March 2012 registered offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report Form 8-K filed April 2, 2012).

10.1	Placement Agent Agreement dated March 30, 2012, between Nile Therapeutics, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report Form 8-K filed April 2, 2012).

10.2	Form of Subscription Agreement entered into between Nile Therapeutics, Inc. and various investors on March 30, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 2, 2012).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, and for the period from August 1, 2005 (inception) through March 31, 2012, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through March 31, 2012, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and for the period from August 1, 2005 (inception) through March 31, 2012, and (v) Notes to Condensed Financial Statements.*

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

NILE THERAPEUTICS, INC.

Date: May 15, 2012	By:	/s/ Joshua Kazam
Joshua Kazam
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Daron Evans
Daron Evans
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, and for the period from August 1, 2005 (inception) through March 31, 2012, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through March 31, 2012, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and for the period from August 1, 2005 (inception) through March 31, 2012, and (v) Notes to Condensed Financial Statements.*

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

