Form 10-Q/A
period 2012-03-31
Nile Therapeutics, Inc.
filed 2012-05-15
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Nile Therapeutics, Inc. is filing this Amendment No. 1 to its Form 10-Q for the quarter ended March 31, 2012, originally filed with the Securities and Exchange Commission on May 15, 2012 (the “Original Filing”), solely for the purpose of correcting the disclosure contained in Item 5 of Part II of the Original Filing. Other than the corrections made to Item 5 of Part II, this Amendment No. 1 is identical to the Original Filing in all respects.

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

On May 15, 2012, the Company and Richard Brewer, the Company’s Executive Chairman of the Board, agreed to terminate Mr. Brewer’s status as a part-time employee. Mr. Brewer will continue serving as the Company’s Executive Chairman, but as a non-employee. In addition, Mr. Brewer and the Company agreed to reduce Mr. Brewer’s compensation from $240,000 per year to $120,000 per year. The change in Mr. Brewer’s status from employee to non-employee comes as a result of his recent acceptance of full-time employment as chief executive officer of Myrexis, Inc.

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

