Form 10-Q
period 2012-09-30
Nile Therapeutics, Inc.
filed 2013-06-21
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-34058

NILE THERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	88-0363465
(State of Incorporation)	(I.R.S. Employer Identification No.)

63 Bovet Rd., Suite 421, San Mateo, CA 94402

(Address of principal executive offices)(Zip Code)

(650) 918-7489

(Registrant’s telephone number, including area code)

4 West 4th Ave., Suite 400, San Mateo, CA 94402

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

As of June 19, 2013, there were 43,062,231 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NILE THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$282,507	$1,039,190
Prepaid expenses and other current assets	155,842	271,298

Total current assets	438,349	1,310,488

Property and equipment, net	4,938	9,744
Deposits	51,938	51,938

Total assets	$495,225	$1,372,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$210,050	$437,837
Accrued expenses and other current liabilities	69,027	64,718
Due to related party	8,066	38,892

Total current liabilities	287,143	541,447

Warrant liability	180,850	-

Total liabilities	467,993	541,447

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 43,062,231 and 39,712,231 shares issued and outstanding	43,062	39,712
Additional paid-in capital	46,490,195	45,605,991
Deficit accumulated during the development stage	(46,506,025)	(44,814,980)

Total stockholders' equity	27,232	830,723

Total liabilities and stockholders' equity	$495,225	$1,372,170

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
					August 1, 2005
	Three months ended September 30,		Nine months ended September 30,		(inception)
					through
					September 30,
	2012	2011	2012	2011	2012
Income:
Grant income	$-	$-	$-	$-	$482,235
Collaboration income	-	813,000	195,500	1,159,000	1,550,000

Total income	-	813,000	195,500	1,159,000	2,032,235

Operating expenses:
Research and development	179,142	1,470,091	976,945	2,795,354	30,972,836
General and administrative	397,170	499,273	1,339,159	1,597,855	17,665,319

Total operating expenses	576,312	1,969,364	2,316,104	4,393,209	48,638,155

Loss from operations	(576,312)	(1,156,364)	(2,120,604)	(3,234,209)	(46,605,920)

Other income (expense):
Interest income	309	1,880	1,149	4,912	795,114
Interest expense	-	-	-	-	(1,273,734)
Other income	9,771	10,411	428,410	8,901	578,515

Total other income	10,080	12,291	429,559	13,813	99,895

Net loss	$(566,232)	$(1,144,073)	$(1,691,045)	$(3,220,396)	$(46,506,025)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.09)

Weighted-average common shares outstanding	43,062,231	39,707,767	41,912,961	36,526,346

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2012

(unaudited)

	COMMON STOCK
				DEFICIT
				ACCUMULATED	TOTAL
			ADDITIONAL	DURING THE	STOCKHOLDERS’
			PAID-IN	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)

Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Issuance of stock options for services	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,902,298	-	1,902,298

Non-employee stock-based compensation	-	-	(667)	-	(667)

Net loss	-	-	-	(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss	-	-	-	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	$5,103,618

Employee stock-based compensation	-	-	1,772,597	-	1,772,597

Non-employee stock-based compensation	-	-	473,584	-	473,584

Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,284,484	-	3,287,175

Stock option and warrant exercises	245,025	245	217,228	-	217,473

Net loss	-	-	-	(7,872,297)	(7,872,297)

Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150

Employee stock-based compensation	-	-	1,142,552	-	1,142,552

Non-employee stock-based compensation	-	-	(19,249)	-	(19,249)

Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699

Stock option and warrant exercises	68,970	69	6,138	-	6,207

Net loss	-	-	-	(6,031,491)	(6,031,491)

Balance at December 31, 2010	34,629,794	34,630	42,492,432	(39,930,194)	2,596,868

Employee stock-based compensation	-	-	785,587	-	785,587

Non-employee stock-based compensation	-	-	20,740	-	20,740

Stock option and warrant exercises	82,437	82	13,666	-	13,748

Units sold in private placement, net of issuance costs of $201,434	5,000,000	5,000	2,293,566	-	2,298,566

Net loss	-	-	-	(4,884,786)	(4,884,786)

Balance at December 31, 2011	39,712,231	39,712	45,605,991	(44,814,980)	830,723

Employee stock-based compensation	-	-	305,243	-	305,243

Units sold in private placement, net of issuance costs of $145,793	3,350,000	3,350	1,190,857	-	1,194,207

Warrants issued in connection with offering	-	-	(611,896)	-	(611,896)

Net loss	-	-	-	(1,691,045)	(1,691,045)

Balance at September 30, 2012	43,062,231	$43,062	$46,490,195	$(46,506,025)	$27,232

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,		Period from
			August 1, 2005 (inception)
	2012	2011	through September 30, 2012
Cash flows from operating activities
Net loss	$(1,691,045)	$(3,220,396)	$(46,506,025)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,806	5,879	325,454
Stock-based compensation	305,243	686,711	10,610,703
Warrant liability	(431,046)	-	(431,046)
Write-off of intangible assets	-	-	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	-	-	36,724
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	115,456	(201,558)	(155,842)
Other non-current assets	-	-	(51,938)
Accounts payable	(227,787)	171,953	210,050
Accrued expenses and other current liabilities	4,309	(474,958)	69,027
Due to related party	(30,826)	(48,263)	8,066

Net cash used in operating activities	(1,950,890)	(3,080,632)	(34,655,369)

Cash flows from investing activities
Purchase of property and equipment	-	-	(130,855)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	-	(345,591)
Net cash used in investing activities	-	-	(473,946)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	-	11,247	237,428
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement, net	1,194,207	2,298,566	31,169,394

Net cash provided by financing activities	1,194,207	2,309,813	35,411,822

Net (decrease) increase in cash and cash equivalents	(756,683)	(770,819)	282,507
Cash and cash equivalents at beginning of period	1,039,190	3,378,155	-

Cash and cash equivalents at end of period	$282,507	$2,607,336	$282,507

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in satisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors in connection with private placements		$1,083,700	$5,721,000
Warrants issued to investors in connection with registered direct offering	$611,896	$-	$611,896
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

1. DESCRIPTION OF BUSINESS

Nile Therapeutics, Inc. (“Nile” or the “Company”) engages in research and development of innovative products for the treatment of cardiovascular diseases. Nile’s lead compound is cenderitide, a chimeric natriuretic peptide currently in development for the treatment of heart failure patients in the post-acute period. The Company is also developing CU-NP, a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type Natriuretic Peptide (“CNP”) and the N- and C-termini of Urodilatin (“URO”).

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through September 30, 2012, its efforts have been principally devoted to developing its licensed technologies, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full 2012 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

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

September 30, 2012

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

3. LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT’S PLANS

The Company has experienced net losses since its inception and has an accumulated deficit of approximately $46.5 million at September 30, 2012. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Cash resources as of September 30, 2012 were approximately $0.3 million, compared to $1.0 million as of December 31, 2011. Based on its currently available cash resources, including the net proceeds from its March 2013 offering of convertible notes, the Company believes that it only has sufficient capital to fund its minimal operating expenses until the end of the second quarter of 2013. The Company will need to raise additional capital to fund any clinical development and to otherwise continue operations beyond the second quarter of 2013. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The success of the Company depends on its ability to develop new products to the point of FDA approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional equity capital or license rights to one or more of its products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire additional product licenses and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations for the next 12 to 24 months, management can provide no assurances that the Company will be able to raise sufficient funds and avoid the need to cease operations.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. Potentially dilutive securities include:

	September 30, 2012	September 30, 2011
Warrants to purchase common stock	-	2,750,000
Options to purchase common stock	-	3,041,000
Total potentially dilutive securities	-	5,791,000

For the three and nine months ended September 30, 2012 and 2011, warrants and options to purchase 16,762,331 and 11,300,285 shares, respectively, have been excluded from the above computation of potentially dilutive securities, respectively, as their exercise prices are greater than the average market price per common share for the three months ended September 30, 2012 and September 30, 2011, respectively.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

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

In addition to the potential milestone payments discussed above, the Cenderitide License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period from August 1, 2005 (inception) through September 30, 2012, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares (representing $182,235) of common stock. No such grant income has been received or shares issued since the year ended December 31, 2008.

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

As of September 30, 2012, the Company was not in compliance with several terms of the Cenderitide License Agreement, including, but not limited to, provisions requiring the Company to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of cenderitide. The Company is in discussions with the Mayo Foundation to amend the agreement, but the Company cannot guarantee that it will be able to reach an agreement with Mayo that allows the Company to maintain its rights to cenderitide. As of September 30, 2012, the Company owed Mayo approximately $75,200 in fees and expense reimbursements related to the Cenderitide License Agreement, all of which is included in accounts payable and accrued expenses and other current liabilities.

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

September 30, 2012

(unaudited)

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

As of September 30, 2012, the Company was not in compliance with several terms of the CU-NP License Agreement, including, but not limited to, provisions requiring the Company to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of CU-NP. The Company is in discussions with the Mayo Foundation to amend the agreement, but the Company cannot guarantee that it will be able to reach an agreement with Mayo that allows the Company to maintain its rights to CU-NP. As of September 30, 2012, the Company owed Mayo approximately $25,200 in fees and expense reimbursements related to the CU-NP License Agreement, all of which is included in accounts payable.

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

The agreement also provided that intellectual property conceived in or otherwise resulting from the performance of the Phase 1 clinical trial shall be jointly owned by Nile and Medtronic (the “Joint Intellectual Property”), and that Nile shall pay royalties to Medtronic based on the net sales of any Nile product, the manufacture, use or sale of which is covered or claimed in one or more issued patents constituting Joint Intellectual Property.  The agreement further provided that, if the parties fail to enter into a definitive commercial license agreement with respect to cenderitide, then each party shall have a right of first negotiation to license exclusive rights to any Joint Intellectual Property. As of May 2012, three filed patent applications are considered Joint Intellectual Property.

Pursuant to its terms, the agreement expired in February 2012, following the completion of the Phase 1 clinical trial and the delivery of data and reports related to the study. The Company received the final reimbursement of $195,500 in February 2012 and a total of $1,550,000 over the life of the agreement. All amounts are recorded as collaboration income in the Company’s Condensed Statement of Operations.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2012.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

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

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of September 30, 2012:

Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value September	Markets	Observable Inputs	Unobservable Inputs
	30, 2012	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability	$180,850	$-	$-	$180,850

The fair value of the warrant liability relating to the warrants issued in conjunction with the April 2012 financing (Note 7b) was estimated by management using a binomial option pricing model. The binomial option pricing model is a generally accepted valuation model used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices, and their resulting probabilistic valuation. The changes in the fair value of the warrant liability are recorded in other income (expense) on the Condensed Statements of Operations.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at September 30, 2012:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

Warrant Liability

Balance at January 1, 2012	$-

Purchases, sales and settlements
Warrants issued	611,896

Total gains or losses
Unrealized depreciation	(431,046)

Balance at September 30, 2012	$180,850

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

The total gross proceeds from the offering were $1.34 million, before deducting selling commissions and other offering expenses of approximately $0.14 million. In connection with the offering, the Company engaged Roth Capital Partners, LLC, or Roth, to serve as placement agent. Pursuant to the terms of the placement agent agreement, the Company paid Roth a cash fee equal to seven percent of the gross proceeds received by the Company, or approximately $0.11 million, plus a non-accountable expense allowance of $35,000. Richard B. Brewer, the Company’s former Executive Chairman, Joshua A. Kazam, the Company’s former President and Chief Executive Officer and a director, Daron Evans, the Company’s Chief Financial Officer, and Hsiao Lieu, M.D., the Company’s former Executive VP of Clinical Development, participated in the offering on the same terms as the unaffiliated purchasers, and collectively purchased 275,000 shares of common stock and warrants to purchase 206,250 shares of common stock for an aggregate purchase price of $110,000.

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

September 30, 2012

(unaudited)

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

(b) Warrants

In connection with the April 2012 financing, as discussed above, the Company issued a total of 2,512,500 warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The warrants contain non-standard anti-dilution features, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price of the warrants will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used. Management used a binomial option pricing model to determine the warrant liability to be approximately $0.6 million on the date of issuance and $0.2 million at September 30, 2012. The binomial option pricing model is a generally accepted valuation model used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices, and their resulting probabilistic valuation. This valuation will be revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the Condensed Statements of Operations.

Significant assumptions used at September 30, 2012 for the warrants included a weighted average term of 4.50 years, volatility of 101%, and a risk-free interest rate of 0.72%.

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

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2012.

Grant Date	Warrants Issued	Exercise Price Range	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
7/15/2009	2,909,695	$1.25-2.28	$1.64	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	$0.94	$0.94	4/20/2015	-	2,632,500
6/20/2011	2,750,000	$0.60	$0.60	6/19/2016	-	2,750,000
4/4/2012	2,512,500	$0.50	$0.50	4/3/2017	-	2,512,500
	10,804,695		$0.99		5,000	10,799,695

A total of 375,289 warrants with a weighted average exercise price of $2.71 expired on September 12, 2012.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

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

For the three and nine months ended September 30, 2012, the Company did not issue any employee stock options. In previous periods, the Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2011 (no options were issued during the three months ended September 30, 2011, or the nine months ended September 30, 2012):

Nine Months Ended September 30, 2011
Price of Nile stock on date of grants	$0.56-0.78
Expected volatility	97%
Expected term	3 - 5 years
Dividend yield	0%
Risk-free interest rate	0.9-2.2%

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

•                  Risk free interest rate – The risk free interest rate is the rate of interest on a U.S. Treasury note with a term similar to the expected term of the option.

A summary of the status of the options issued under the Plan at September 30, 2012, and information with respect to the changes in options outstanding is as follows:

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

		Options Outstanding
	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2012	1,229,574	7,878,994	$1.43
Options granted under the Plan	-	-	$-
Options exercised	-	-	$-
Options forfeited	1,927,948	(1,927,948)	$2.60
Balance at September 30, 2012	3,157,522	5,951,046	$1.06	$-

Exercisable at September 30, 2012		5,838,546	$1.07	$-

The following table summarizes information about stock options outstanding at September 30, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Total Shares	Weighted- Average Exercise Price
$0.30 to $0.57	2,936,533	3.44	$0.38	2,824,033	$0.38
$0.68 to $0.93	1,549,820	5.53	$0.82	1,549,820	$0.82
$1.14 to $2.71	1,104,693	5.92	$2.05	1,104,693	$2.05
$4.45 to $5.75	360,000	4.57	$4.60	360,000	$4.60
Total	5,951,046	4.52	$1.06	5,838,546	$1.07

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

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

Employee stock-based compensation costs for the three and nine months ended September 30, 2012 and 2011 and for the cumulative period from August 1, 2005 (inception) through September 30, 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Period from
					August 1, 2005 (inception)
	2012	2011	2012	2011	through September 30, 2012

General and administrative	51,210	126,897	237,957	351,946	6,800,503
Research and development	-	122,099	67,286	211,087	1,551,203

Total	51,210	248,996	305,243	563,033	8,351,706

The fair value of shares vested under the Plan for the three and nine months ended September 30, 2012 and 2011 and for the period from August 1, 2005 (inception) through September 30, 2012 were $217,101, $625,961, $290,879, $695,491, and $7,618,862 respectively.

At September 30, 2012, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $22,222, which is expected to be recognized over a weighted-average vesting period of 0.75 years.

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

The Company did not incur stock-based compensation costs for services by non-employees for the three and nine months ended September 30, 2012 and 2011, and has expensed a total of $498,095 for the cumulative period from August 1, 2005 (inception) through September 30, 2012. These amounts were included in research and development and general and administrative expenses in the accompanying Condensed Statements of Operations. As of September 30, 2012 all non-employee based options outstanding were fully vested.

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

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

 9. RELATED PARTIES

On June 24, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational and administrative services to the Company, including the part-time services of Joshua A. Kazam as the Company’s President and Chief Executive Officer, for a period of one year.  Mr. Kazam and Arie S. Belldegrun are each directors of the Company and partners of TRC.  David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the services agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors (the “Special Committee”).  None of the members of the Special Committee had any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company agreed to pay to TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009. Twenty-five percent of the stock options vested immediately and the remaining 75% were scheduled to vest pursuant to the achievement of certain milestones relating to the clinical development of cenderitide. On January 5, 2011, the final block of stock options vested. Of the 750,000 original stock options issued, 535,172 stock options vested with a total fair value of $353,976. In August 2010, the Company and TRC amended the services agreement to extend its term on a month-to-month basis and to provide for the issuance of fully-vested and immediately-exercisable stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.38 per share, which had an estimated fair value of $82,200 that was expensed on the date of grant.  In March 2011, the Company and TRC further amended the services agreement to reduce the level of services to be provided by TRC and to reduce the monthly cash fee payable to TRC to $31,702, which monthly fee was then reduced to $30,082 in July 2011 and to $28,600 in April 2012 when certain services were eliminated. On August 1, 2012, the Company and TRC agreed that, upon the appointment of a full-time President and Chief Executive Officer during August 2012, the monthly fee payable under the services agreement would be reduced to $6,600 to reflect the termination of Mr. Kazam’s services as President and Chief Executive Officer. Additional operational and clinical development services may be provided by TRC, and billed to the Company, on an hourly basis. The Special Committee reviewed and approved the August 2010, March 2011, and August 2012 amendments to the services agreement.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and nine months ended September 30, 2012 and 2011 and for the period from August 1, 2005 (inception) through September 30, 2012, total cash services and reimbursed expenses totaled $46,407, $99,990, $238,346, $205,239 and $2,084,436 respectively. As of September 30, 2012 the Company had a payable to TRC of $8,066 which was paid in full during November 2012.

In connection with the 2011 Offering (Note 7), the Company engaged Riverbank to serve as placement agent. Mr. Kazam and Peter M. Kash, a director of the Company, are each officers of Riverbank.

10. SUBSEQUENT EVENTS

March 2013 Financing.

On March 15, 2013, the Company entered into a convertible note purchase agreement with certain accredited investors pursuant to which the Company agreed to sell an aggregate principal amount of up to $500,000 of secured convertible promissory notes (the “Notes”) for an aggregate original issue price of $425,000, representing a 15% original issue discount. The closing of the private placement also occurred on March 15, 2013, and resulted in the sale of Notes in the aggregate principal amount of $450,000 for an aggregate original issue price of $382,500.

The Notes, which have a maturity date of March 15, 2014, do not bear interest and may be prepaid without penalty upon 30 days’ written notice, on the terms set forth in the Notes. The Notes are secured by a blanket lien on the Company’s assets pursuant to a security agreement dated March 15, 2013.

Upon a Change of Control (as defined in the Notes) in which either (i) the outstanding shares of the Company’s common stock are exchanged for securities of another corporation, or (ii) the Company issues shares of common stock, with no securities or other consideration paid or payable to holders of our common stock (e.g., a merger transaction in which the Company acquires another corporation in exchange for shares of our common stock), then (A) the entire unpaid principal under the applicable Note shall automatically convert, as of immediately prior to the effective time of the Change of Control, into shares of the Company’s common stock at a conversion price per share equal to the Closing Price (as defined in the Notes) on the effective date of the Change of Control, and (B) the Company shall also issue to each Note holder a five-year warrant entitling the holder to purchase, at an exercise price equal to the Closing Price on the effective date of the Change of Control, that number of shares of our common stock obtained by dividing (a) the sum of the outstanding principal under the applicable Note by (b) the Closing Price on the effective date of the Change of Control.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Upon a Change of Control other than as described in the preceding paragraph, the Company shall pay to each Note holder an amount in cash equal to 175% of the principal amount then outstanding under the applicable Note. Upon payment of such amount to the Note holders, all of the obligations under the Notes shall be deemed paid and satisfied in full.

Amendment to Compensation of President and CEO.

On November 5, 2012, the Company entered into a letter agreement with Darlene Horton, M.D., its President and Chief Executive Officer, pursuant to which Dr. Horton agreed to reduce her monthly salary to $100 effective November 1, 2012, and defer the balance of her $28,314 monthly base salary (the “Deferred Salary”) until such time as the Company completes an Interim Financing Event (defined herein). The term “Interim Financing Event” means the consummation on or before December 31, 2013, of one or more transactions pursuant to which the Company shall have received, whether by a financing, strategic transaction or another means (or any combination thereof), an aggregate of at least $1,000,000 in gross proceeds.

On March 21, 2013, the Company entered into a letter agreement with Darlene Horton, M.D., its President and Chief Executive Officer, which letter agreement amends certain compensation terms under her existing letter agreement dated August 3, 2012, as previously amended on November 5, 2012.

Dr. Horton’s existing letter agreement provided that if, prior to the date of a “compensation adjustment event,” the Company completed a Change of Control Transaction (as defined in the agreement) and Dr. Horton’s employment was terminated by the Company (or any successor entity) without cause during the period beginning on the effective date of the Change of Control Transaction and ending on the six-month anniversary of such effective date, then she would have been entitled to receive a cash payment equal to 5% of the applicable Change of Control Proceeds (as defined in the agreement). For purposes of the agreement, the term “compensation adjustment event” means the date on which the Company secures sufficient capital, whether by a financing or strategic transaction (or any combination thereof) or another means, in order to enable the Company to initiate and fund to completion a Phase 2 clinical trial of the Company’s cenderitide product candidate.

The March 21, 2013 letter agreement amends the payment terms described in the preceding paragraph and provides that if, prior to December 31, 2013, the Company completes a Change of Control Transaction in which either (i) the outstanding shares of the Company’s common stock are exchanged for securities of another corporation, or (ii) the Company issues shares of its common stock, with no securities or other consideration paid or payable to holders of the Company’s common stock (e.g., a merger transaction in which the Company acquires another corporation in exchange for shares of the Company’s common stock), then Dr. Horton will be entitled to receive, immediately prior to the effective time of the Change of Control Transaction, a number of shares of the Company’s common stock equal to 5% of the shares of the Company’s common stock then outstanding on a fully-diluted basis.

The agreement further provides that if, prior to December 31, 2013, the Company completes a Change of Control Transaction other than as described in the preceding paragraph, then Dr. Horton will be entitled to receive a cash payment, on the date of such Change of Control Transaction, equal to 5% of the applicable Change of Control Proceeds (as defined in the agreement).

Amendment to Compensation of Chief Financial Officer.

On March 21, 2013, the Company entered into a letter agreement with Daron Evans, its Chief Financial Officer, pursuant to which Mr. Evans agreed to reduce his monthly salary to $100 effective February 1, 2013, and defer the balance of his $22,917 monthly base salary until such time as the Company completes an Interim Financing Event. The term “Interim Financing Event” means the consummation on or before December 31, 2013, of one or more transactions pursuant to which the Company shall have received, whether by a financing, strategic transaction or another means (or any combination thereof), an aggregate of at least $1,000,000 in gross cash proceeds.

In addition, the agreement provides that if, prior to December 31, 2013, the Company completes a Change of Control Transaction (as defined in the agreement) in which either (i) the outstanding shares of the Company’s common stock are exchanged for securities of another corporation, or (ii) the Company issues shares of its common stock, with no securities or other consideration paid or payable to holders of the Company’s common stock (e.g., a merger transaction in which the Company acquires another corporation in exchange for shares of the Company’s common stock), then Mr. Evans will be entitled to receive, immediately prior to the effective time of the Change of Control Transaction, a number of shares of the Company’s common stock equal to 4.5% of the shares of the Company’s common stock then outstanding on a fully-diluted basis.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

The agreement further provides that if, prior to December 31, 2013, the Company completes a Change of Control Transaction other than as described in the preceding paragraph, then Mr. Evans will be entitled to receive a cash payment, on the date of such Change of Control Transaction, equal to 4.5% of the applicable Change of Control Proceeds (as defined in the agreement).

In consideration of the foregoing, the agreement provides that the Company shall have no further obligations pursuant to the Severance Benefits Agreement between the Company and Mr. Evans, dated July 24, 2010.

Termination of Lease Agreement.

On February 28, 2013, the Company terminated its office lease at 4 West 4th, Suite 400, San Mateo, CA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage, biopharmaceutical company developing innovative products for the treatment of cardiovascular and renal diseases, with an initial focus on heart failure. We currently have exclusive rights to develop two drug candidates:

•	Cenderitide (formerly CD-NP), our lead product candidate, is a chimeric natriuretic peptide that we are developing for the treatment of heart failure. To date, we have developed cenderitide for the treatment of patients for up to 90 days following admission for acutely decompensated heart failure, or ADHF. We refer to this setting as the “post-acute” period. In 2011, we completed a 58-patient Phase 1 clinical trial of cenderitide in the post-acute setting. We conducted this clinical trial in collaboration with Medtronic, Inc., delivering cenderitide through continuous intravenous infusion using Medtronic’s pump technology. Following that Phase 1 clinical trial, we had planned to initiate a Phase 2 clinical trial of cenderitide, pending availability of capital resources. However, to date we have been unable to raise the capital necessary to conduct the next phase of development of cenderitide. Any further development of cenderitide is subject to our ability to either raise additional capital or enter into a strategic transaction in which an acquirer or strategic partner provides the capital necessary to continue development activities. In addition to treating heart failure, we believe cenderitide may be useful in several other cardiovascular and renal indications.

•	CU-NP, is a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. All development of CU-NP is on hold pending the results of our efforts to pursue strategic alternatives.

We have no product sales to date and we will not generate any product revenue until we receive approval from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary for us to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our lead product candidate, cenderitide. As we proceed with the clinical development of cenderitide and as we further develop CU-NP, our second product candidate, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development activities will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private and public sales of our common stock, and debt financings.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2012 and 2011 were approximately $0.4 million and $0.5 million, respectively. The decrease in G&A expenses compared to the same period in 2011 is primarily due to a decrease of approximately $0.1 million in stock compensation costs.

G&A expenses for the nine months ended September 30, 2012 and 2011 were approximately $1.3 million and $1.6 million, respectively. The decrease in G&A expenses compared to the same period in 2011 is primarily due to decreases in the use of professional investor relations services and reduced fees from no longer being listed on the NASDAQ, as well as from reduced stock compensation costs.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2012 and 2011 were approximately $0.2 million and $1.5 million, respectively. The decrease in R&D expenses in 2012 compared to the same period in 2011 is primarily due to a decrease of approximately $1.0 million relating to the Phase 1 trial of cenderitide conducted in collaboration with Medtronic that was completed in the first quarter of 2012. This trial was ongoing during the three months ended September 30, 2011, but was completed by the start of the three month period ended September 30, 2012. Additionally, there was a decrease of approximately $0.2 million related to toxicology studies being conducted on cenderitide in 2011 and a decrease of approximately $0.2 million in compensation costs, including stock compensation, due to having no R&D employees during the three months ended September 30, 2012 compared to one R&D employee for the same period of 2011.

R&D expenses for the nine months ended September 30, 2012 and 2011 were approximately $1.0 million and $2.8 million, respectively. The decrease in R&D expenses in 2012 compared to the same period in 2011 is primarily due to a decrease of approximately $1.2 million relating to the Phase 1 trial of cenderitide conducted in collaboration with Medtronic that was completed in the first quarter of 2012. Additionally, there was decreased stock compensation cost and reduced use of outside consultants of approximately $0.3 million, as well as a decrease of approximately $0.2 million related to toxicology studies being conducted on cenderitide in 2011.

Cenderitide. All development of cenderitide is on hold pending the results of our efforts to pursue strategic alternatives for the Company.

CU-NP. Since acquiring our rights to CU-NP in June 2008, we have incurred total research and development expenses of approximately $0.6 million through September 30, 2012. CU-NP has only undergone preclinical studies and has yet to be studied in humans. All development of CU-NP is on hold pending the results of our efforts to pursue strategic alternatives for the Company.

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

Interest Income. Interest income for the three months ended September 30, 2012 and 2011 was approximately $309 and $1,880, respectively. Interest income for the nine months ended September 30, 2012 and 2011 was approximately $1,149 and $4,912, respectively. This decrease in interest income over 2011 is due to lower interest rates earned on cash in bank accounts and lower average cash balances in 2012 than 2011 levels.

Collaboration Income.  As a result of our February 2011 collaboration agreement with Medtronic pursuant to which Medtronic reimbursed us for R&D expenditures that we made in connection with our Phase 1 trial of cenderitide, we recognized income of $0 and $0.2 million for the three and nine months ended September 30, 2012, respectively, compared to $0.8 million and $1.2 million during the same periods in 2011. The decrease in collaboration income for 2012 is due to the fact that the majority of the Phase 1 trial of cenderitide conducted in collaboration with Medtronic occurred during 2011 and was completed by the first quarter of 2012 . All amounts due under the agreement were paid as of February 2012 at which time the agreement expired.

Other Income. Other income for the three months ended September 30, 2012 and 2011, were both approximately $0.01 million.  Other income for the nine months ended September 30, 2012 was approximately $0.43 million compared to other income of approximately $0.01 million for the same period of 2011.  This increase in other income of approximately $0.42 million is primarily due to an approximately $0.43 million noncash adjustment to the warrant liability during the nine months ended September 30, 2012, with no such charge in 2011 as the warrants were not issued until April 2012.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2012 and December 31, 2011 and our net decrease in cash and cash equivalents for the nine months ended September 30, 2012 and 2011 (the amounts stated are expressed in thousands):

Liquidity and capital resources	September 30, 2012	December 31,2011
Cash and cash equivalents	$283	$1,039
Working Capital	$151	$769
Stockholders' equity	$27	$831

	Nine Months Ended September 30,
Cash flow data	2012	2011
Cash used in:
Operating activities	$(1,951)	$(3,081)
Investing activities	-	-
Cash provided by:
Financing activities	1,194	2,310
Net decrease in cash and cash equivalents	$(757)	$(771)

Our total cash resources as of September 30, 2012 were $0.3 million compared to $1.0 million as of December 31, 2011. As of September 30, 2012, we had approximately $0.5 million in liabilities (of which, approximately $0.2 million represented a non-cash warrant liability) and approximately $0.2 million in net working capital. We incurred a net loss of approximately $1.7 million and had negative cash flow from operating activities of approximately $2.0 million for the nine months ended September 30, 2012. Since August 1, 2005 (inception) through September 30, 2012, we have incurred an aggregate net loss of approximately $46.5 million, while negative cash flow from operating activities has amounted to $34.7 million. To the extent we obtain sufficient capital and are able to continue developing our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

We need substantial additional capital in order to continue the development of cenderitide, for which the next step is a Phase 2 trial. We estimate that this Phase 2 trial will cost approximately $15 million to $20 million and take approximately 30 months to complete. During the last 12 months, we have attempted, unsuccessfully, to complete a financing transaction that would provide us with the capital necessary to fund the Phase 2 trial, and it is doubtful that we will ever be able to complete such a financing transaction. We have also pursued, and continue to pursue, alternative strategic transactions that would provide for the means to continue development of cenderitide. Such alternatives could include collaborating with another biotechnology or pharmaceutical company to further develop cenderitide, or engaging in a merger or other corporate transaction in which the control of cenderitide’s development would be assumed by a purchaser of our company. However, we do not have any agreement or commitment from any collaboration partner, and there is no assurance we will be able to reach any such agreement. All of further clinical and other development activities for our cenderitide and CU-NP programs are on hold until we obtain the additional capital needed to fund such activities, whether through a financing, strategic transaction or otherwise. If we are not able to obtain such additional capital, we will likely be forced to cease operating altogether and wind down our company.

From inception through September 30, 2012, we have financed our operations through public and private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

On March 15, 2013, we entered into a convertible note purchase agreement certain purchasers under which we agreed to sell secured convertible promissory notes to such purchasers in consideration for an aggregate purchase price of $382,500. See “—Financing Activities,” below. We believe that the net proceeds from this offering, together with our existing cash resources, only provides us with sufficient capital to fund our minimal operating expenses until the end of the second quarter of 2013. Further, beyond our general corporate activities, we need substantial additional capital to fund our planned Phase 2 clinical trial of cenderitide. If we are unable to obtain the capital necessary for us to continue the development of our product candidates, whether through a financing, strategic or other transaction, we will be forced to cease operations altogether.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

Financing Activities

March 2013 Financing. On March 15, 2013, we entered into a convertible note purchase agreement with certain accredited investors pursuant to which we agreed to sell an aggregate principal amount of up to $500,000 of secured convertible promissory notes (the “Notes”) for an aggregate original issue price of $425,000, representing a 15% original issue discount. The closing of the private placement also occurred on March 15, 2013, and resulted in the sale of Notes in the aggregate principal amount of $450,000 for an aggregate original issue price of $382,500.

The Notes, which have a maturity date of March 15, 2014, do not bear interest and may be prepaid by us without penalty upon 30 days’ written notice, on the terms set forth in the Notes. The Notes are secured by a blanket lien on our assets pursuant to a security agreement dated March 15, 2013.

Upon a Change of Control (as defined in the Notes) in which either (i) the outstanding shares of our common stock are exchanged for securities of another corporation, or (ii) we issue shares of common stock, with no securities or other consideration paid or payable to holders of our common stock (e.g., a merger transaction in which we acquire another corporation in exchange for shares of our common stock), then (A) the entire unpaid principal under the applicable Note shall automatically convert, as of immediately prior to the effective time of the Change of Control, into shares of our common stock at a conversion price per share equal to the Closing Price (as defined in the Notes) on the effective date of the Change of Control, and (B) we shall also issue to each Note holder a five-year warrant entitling the holder to purchase, at an exercise price equal to the Closing Price on the effective date of the Change of Control, that number of shares of our common stock obtained by dividing (a) the sum of the outstanding principal under the applicable Note by (b) the Closing Price on the effective date of the Change of Control.

Upon a Change of Control other than as described in the preceding paragraph, we shall pay to each Note holder an amount in cash equal to 175% of the principal amount then outstanding under the applicable Note. Upon payment of such amount to the Note holders, all of the obligations under the Notes shall be deemed paid and satisfied in full.

April 2012 Financing. On April 4, 2012, we closed an offering with certain purchasers pursuant to which we sold an aggregate of 3,350,000 shares of our common stock to such purchasers for a purchase price of $0.40 per share. In addition, for each share purchased, each purchaser also received three-fourths of a five-year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share, which resulted in the issuance of warrants to purchase an aggregate of 2,512,500 shares of our common stock. The total gross proceeds from the offering were $1.34 million, before deducting selling commissions and other offering expenses of approximately $0.2 million. In connection with the offering, we engaged Roth Capital Partners, LLC, or Roth, to serve as placement agent. Pursuant to the terms of the placement agent agreement, we paid Roth a cash fee equal to seven percent of the gross proceeds received by us, or approximately $0.1 million, plus a non-accountable expense allowance of $35,000. Richard B. Brewer, our Executive Chairman, Joshua A. Kazam, our former President and Chief Executive Officer and a director, Daron Evans, our Chief Financial Officer, and Hsiao Lieu, M.D., our former Executive VP of Clinical Development, participated in the offering on the same terms as the unaffiliated purchasers, and collectively purchased 275,000 shares of common stock and warrants to purchase 206,250 shares of common stock for an aggregate purchase price of $110,000.

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

As of the end of 2012, we were not in compliance with several terms of the cenderitide license agreement, including, but not limited to, provisions requiring us to pay Mayo an annual maintenance fee and actively pursue the development of cenderitide. We are in discussions with the Mayo Foundation to amend the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide. See “Item 1A. Risk Factors – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

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

As of the end of 2012, we were not in compliance with several terms of the CU-NP license agreement, including, but not limited to, provisions requiring us to pay Mayo an annual maintenance fee and actively pursue the development of CU-NP. We are in discussions with the Mayo Foundation to amend and the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide. See “Item 1A. Risk Factors – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2012.

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

Warrant Liability

We account for the warrants issued in connection with the April 2012 financing in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued in connection with offerings of securities has been estimated by management using a binomial options pricing model. The binomial option pricing model is a generally accepted valuation model used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices, and their resulting probabilistic valuation.

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

As of September 30, 2012, our portfolio consisted primarily of bank savings accounts and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at September 30, 2012, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $0.3 million.

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

We need substantial additional funding in order to continue our business operations and the further development of our product candidates. If we are unable to obtain such additional capital, whether through a strategic transaction or otherwise, we will be forced to cease operations altogether.

As of September 30, 2012, we only had approximately $0.3 million in cash and cash resources, and net working capital of approximately $0.2 million. During the nine months ended September 30, 2012, had negative cash flow from operating activities of $2.0 million, and we expect our negative cash flows from operations to continue for the foreseeable future. We believe that our currently available cash resources, including the net proceeds of our March 2013 offering of convertible notes, are only sufficient to fund our minimal operating expenses until the end of the second quarter of 2013. As a result, our financial statements reflect substantial uncertainty about our ability to continue as a going concern.  Accordingly, we are in immediate need of additional capital to fund our general corporate activities.

Further, beyond funding our basic corporate activities, we need substantial additional capital in order to continue the development of cenderitide, for which the next step is a Phase 2 trial. We estimate that this Phase 2 trial will cost approximately $15 million to $20 million and take approximately 30 months to complete. During the last 12 months, we have attempted, unsuccessfully, to complete a financing transaction that would provide us with the capital necessary to fund the Phase 2 trial, and it is doubtful that we will ever be able to complete such a financing transaction. We have also pursued, and continue to pursue, alternative strategic transactions that would provide for the means to continue development of cenderitide. Such alternatives could include collaborating with another biotechnology or pharmaceutical company to further develop cenderitide, or engaging in a merger or other corporate transaction in which the control of cenderitide’s development would be assumed by a purchaser of our company. However, we do not have any agreement or commitment from any collaboration partner, and there is no assurance we will be able to reach any such agreement. All of further clinical and other development activities for our cenderitide and CU-NP programs are on hold until we obtain the additional capital needed to fund such activities, whether through a financing, strategic transaction or otherwise. If we are not able to obtain such additional capital, we will likely be forced to cease operating altogether and wind down our company, in which case you will lose your entire investment in our common stock.

We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.

Our rights to our cenderitide and CU-NP drug candidates are both derived from separate license agreements between us and the Mayo Foundation, an affiliate of Mayo Clinic. While our business depends substantially on these agreements to maintain the intellectual property rights to both our product candidates, we are not in compliance with several terms of these agreements, including, but not limited to, the requirements that we pay the Mayo Foundation an annual maintenance fee and actively pursue the development of cenderitide and CU-NP. We are in discussions with the Mayo Foundation to amend the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide and CU-NP. Under the license agreements, we currently owe the Mayo Foundation an aggregate of approximately $193,400, which we are unable to pay.

If we are unable to renegotiate the license agreements, then we will lose our rights to cenderitide and CU-NP. Even if we are able to renegotiate the license agreements, there is no guarantee that we will be able to obtain the capital necessary for us to continue the development of our product candidates, whether through a strategic transaction or otherwise.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
10.1	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated August 3, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 7, 2012).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011, and for the period from August 1, 2005 (inception) through September 30, 2012, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and for the period from August 1, 2005 (inception) through September 30, 2012, and (v) Notes to Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NILE THERAPEUTICS, INC.

Date: June 21, 2013	By:	/s/ Darlene Horton, M.D.
Darlene Horton, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: June 21, 2013	By:	/s/ Daron Evans
Daron Evans
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011, and for the period from August 1, 2005 (inception) through September 30, 2012, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and for the period from August 1, 2005 (inception) through September 30, 2012, and (v) Notes to Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.