Form 10-K
period 2012-12-31
Nile Therapeutics, Inc.
filed 2013-06-21
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number: 001-34058

NILE THERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	88-0363465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Bovet Rd., Suite 421, San Mateo, California

(Address of principal executive offices)

94402

(Zip Code)

(650) 918-7489
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

As of June 30, 2012: $3,763,041

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

As of June 19, 2013, there were 43,062,231 shares of the issuer’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I

ITEM 1.          BUSINESS

Company Overview

We are a development stage, biopharmaceutical company developing innovative products for the treatment of cardiovascular and renal diseases, with an initial focus on heart failure. We currently have exclusive rights to develop two drug candidates:

•	Cenderitide (formerly CD-NP), our lead product candidate, is a chimeric natriuretic peptide that we are developing for the treatment of heart failure. To date, we have developed cenderitide for the treatment of patients for up to 90 days following admission for acutely decompensated heart failure, or ADHF. We refer to this setting as the “post-acute” period. In 2011, we completed a 58-patient Phase 1 clinical trial of cenderitide in the post-acute setting. We conducted this clinical trial in collaboration with Medtronic, Inc., delivering cenderitide through continuous intravenous infusion using Medtronic’s pump technology. Following that Phase 1 clinical trial, we had planned to initiate a Phase 2 clinical trial of cenderitide, pending availability of capital resources. However, to date we have been unable to raise the capital necessary to conduct the next phase of development of cenderitide. Any further development of cenderitide is subject to our ability to either raise additional capital or enter into a strategic transaction in which an acquirer or strategic partner provides the capital necessary to continue development activities. In addition to treating heart failure, we believe cenderitide may be useful in several other cardiovascular and renal indications.

•	CU-NP, is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. All development of CU-NP is on hold pending the results of our efforts to pursue additional financing or strategic alternatives

We were originally incorporated under Delaware law in August 2005 under the name Nile Pharmaceuticals, Inc. and we changed our name to Nile Therapeutics, Inc. in January 2007. On September 17, 2007, we were acquired by SMI Products, Inc., or SMI, which was then a public shell company, in a reverse merger transaction whereby a wholly-owned subsidiary of SMI merged with, and into, Nile Therapeutics, with Nile Therapeutics remaining as the surviving corporation and a wholly-owned subsidiary of SMI. In accordance with the terms of this transaction, the stockholders of Nile Therapeutics exchanged all of their shares of Nile Therapeutics common stock for shares of SMI common stock, which immediately following the transaction represented approximately 95 percent of the issued and outstanding common stock of SMI. Upon completion of the merger, the sole officer and director of SMI resigned and was replaced by the officers and directors of Nile Therapeutics. Additionally, following the merger, Nile Therapeutics, or Old Nile, was merged into SMI, and SMI changed its name to Nile Therapeutics, Inc., or Nile, and adopted the business plan of Old Nile. We collectively refer to these two merger transactions in this Annual Report as the “Merger.” Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

We do not currently own or lease any real property. Our mailing address is 63 Bovet Rd., Suite 421, San Mateo, California 94402. Our telephone number is 650-918-7489 and our Internet address is www.nilethera.com. The information on, or accessible through, our website is not part of this Form 10-K.

Our Product Candidates

The following table summarizes our product development programs:

Product	Indications	Commercial Rights	Ongoing Studies / Status

Cenderitide	Heart failure	Nile

Completed single-blind, placebo-controlled Phase 1 study of cenderitide in chronic heart failure patients in October 2011. The primary objective of the study was to assess the pharmacokinetics of cenderitide delivered through a subcutaneous micro-needle pump to patients in the post-acute heart failure setting. All future studies are on hold pending the results of our efforts to pursue additional financing or strategic alternatives.

CU-NP	Cardiovascular / Renal	Nile	Preclinical. All development is on hold pending the results of our efforts to pursue additional financing or strategic alternatives.

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

Within 90 days following hospital admission for ADHF, which we refer to as the “post-acute” period, approximately 40% of patients with ADHF return to the hospital or pass away. To prevent a return to the hospital, post-acute patients need sustained cardiac and renal function support to prevent a recurrence of their acute symptoms. While this post-acute indication is a novel indication in the HF space, we believe that post-acute patients represent one of the greatest areas of unmet need in the HF market.

Cenderitide Program

Cenderitide is a novel chimeric natriuretic peptide in clinical development for the treatment of HF patients. Cenderitide was rationally designed by scientists at the Mayo Clinic’s cardio-renal research labs. Current therapies for ADHF, including nesiritide, have been associated with favorable pharmacologic effects, but have also been associated with hypotension, which limit their utility outside the hospital setting. Cenderitide was designed to preserve the favorable effects of existing natriuretic peptide therapies while reducing or attenuating the hypotensive response and enhancing or preserving renal function. We believe that cenderitide has potential utility in multiple cardio-renal indications, including preservation of cardiac function following acute myocardial infarction and prevention of renal damage following cardiac surgery.

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

In 2008, we initiated two additional dose-escalation studies to assess the safety and pharmacodynamic profile of cenderitide in heart failure patients. The first study was a Phase 1 study in chronic heart failure patients with signs of fluid overload designed to understand the maximum tolerated dose of the product candidate. Patients with chronic heart failure with signs of fluid overload were enrolled into the study. The effects of 24 hours of cenderitide delivered through intravenous (i.v.) infusion was compared to the patient’s baseline established in the 24 hours prior to cenderitide infusion. The patient’s oral diuretic and vasoactive medications were withheld during the cenderitide infusion. While the study was not powered for statistical analysis, data from the Phase 1 study indicate the following:

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

In March 2011, the FDA granted Fast Track designation to our post-acute heart failure development program for cenderitide.

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

Future Clinical Studies

We believe the next step in the clinical development of cenderitide is a Phase 2 single-blind, placebo-controlled, dose ranging study in post-acute patients, with the primary objective of ensuring that patients can tolerate subcutaneous infusion for up to 90 days in an outpatient setting. We estimate the costs to conduct this Phase 2 study, up to 296 patients, will be approximately $15 million to $20 million and will take approximately 30 months to complete. However, we have lacked the necessary capital to conduct any additional development activities of cenderitide, and until we obtain such capital, we will not proceed with any further development. During the last 12 months, we have been actively pursuing additional financing or other strategic transaction alternatives that would provide the capital necessary to continue development of cenderitide. Such alternatives could include collaborating with another biotechnology or pharmaceutical company to further develop cenderitide, or engaging in a merger or other corporate transaction in which the control of cenderitide’s development would be assumed by a purchaser of our company. There can be no assurance that we will be able to successfully resolve our lack of capital resources or otherwise find a strategic alternative. See “Risk Factors – Risks Relating to Our Business – We need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may not have the capital required to otherwise operate our business.”

CU-NP Program

CU-NP is our novel natriuretic peptide rationally designed by scientists at the Mayo Clinic’s cardio-renal research labs. CU-NP was designed to combine the favorable hemodynamic venodilating effects of CNP generated via NPR-B receptor agonism, with the beneficial renal effects of Urodilatin generated via NPR-A receptor agonism. In animal models, CU-NP was shown to increase natriuresis, diuresis, and glomerular filtration rate in a dose dependent manner, decrease cardiac filling pressure, and inhibit the renin-angiotensin system without inducing significant hypotension. As with cenderitide, all development of CU-NP is on hold pending the results of our efforts to pursue strategic alternatives.

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

We have depended upon the skills, knowledge and experience of scientific and technical personnel, as well as that of advisors, consultants and other contractors, none of which is patentable. To help protect such proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we have relied and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

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

Under the terms of the Cenderitide License Agreement, we paid the Mayo Foundation an up-front cash payment and reimbursed it for past patent expenses. We issued to the Mayo Foundation 1,379,419 shares of common stock. Additionally, we agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to cenderitide. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of cenderitide as well as for additional compounds or analogues contained in the intellectual property. In July 2008, we made a milestone payment of $400,000 to the Mayo Foundation upon the dosing of the first patient in a Phase II trial. There were no such milestone payments due for the year ended December 31, 2012. Based on the current stage of research we do not expect to make any milestone payments for the year ending December 31, 2013. Pursuant to the Cenderitide License Agreement, we is required to pay the Mayo Foundation an annual maintenance fee and a percentage of net sales of licensed products, as well as $50,000 per year for the consulting services of Dr. Burnett while serving as chairman of the Company’s Scientific Advisory Board.

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

Pursuant to the Cenderitide License Agreement, we have exclusive rights to 3 issued U.S. patents and 3 pending U.S. patent applications, 16 issued foreign patents and 3 pending foreign applications, covering composition of matter and methods of use. These patents and patent applications cover cenderitide, and other similar natriuretic peptides, as well as methods of use of the peptides in the treatment of multiple cardiovascular and renal indications. The issued composition of matter patent expires in 2019 and, if allowed, the last of the pending U.S. patents would expire in 2028.

As of the end of 2012, we were not in compliance with several terms of the Cenderitide License Agreement, including, but not limited to, provisions requiring us to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of cenderitide. We are in discussions with the Mayo Foundation to amend the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide. See “Risk Factors – Risks Relating to Our Business – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

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

Under the terms of the CU-NP License Agreement, we made an up-front cash payment to the Mayo Foundation and agreed to make future contingent cash payments up to an aggregate of $24.3 million upon achievement of specific clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase 2 clinical trial of the licensed product. This aggregate amount of $24.3 million is subject to increase upon the receipt of regulatory approval for each additional indication of CU-NP, as well as for additional compounds or analogues contained in the intellectual property. There were no such milestone payments due for the year ended December 31, 2012. Based on the current stage of research, we do not expect to make any milestone payments for the year ending December 31, 2013. Pursuant to the agreement, we must also pay the Mayo Foundation an annual maintenance fee and a percentage of net sales of licensed products.

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

Pursuant to our CU-NP license agreement with Mayo Foundation, we have exclusive rights to 1 U.S. patent and 3 pending foreign applications, covering composition of matter and methods of use. These patents and patent applications cover CU-NP, and other similar natriuretic peptides, as well as methods of use of the peptides in the treatment of multiple cardiovascular and renal indications. If allowed, the pending U.S. patent would expire in 2028.

As of the end of 2012, we were not in compliance with several terms of the CU-NP license agreement, including, but not limited to, provisions requiring us to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of CU-NP. We are in discussions with the Mayo Foundation to amend the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to CU-NP. See “Risk Factors – Risks Relating to Our Business – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

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

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The conduct of the pre-clinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. There can be no assurance that submission of an IND will result in the FDA allowing clinical trials to begin.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Clinical trials are typically conducted in three sequential “Phases”, although the Phases may overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board for each institution where the trials will be conducted. Study subjects must sign an informed consent form before participating in a clinical trial. Phase I usually involves the initial introduction of the investigational drug into human patients to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There can never be any assurance that Phase I, Phase II, or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, clinical trials may be suspended at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

The FDA has various programs, including fast track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. There can be no assurance that a drug will qualify for any of these programs, or that, if a drug does qualify, the review time will be reduced.

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

Post-Approval Requirements

Often times, even after a drug has been approved by the FDA for marketing and sales of the approved product, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval requirements are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to report certain adverse reactions to the FDA, comply with certain requirements concerning advertising and promotional labeling for their products, and continue to have quality control and manufacturing procedures conform to cGMP after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. If we obtain the capital necessary for us to continue the development of our product candidates, whether through a strategic transaction or otherwise, we intend to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market.

Manufacturing

We do not currently have our own manufacturing facilities. If we obtain the capital necessary for us to continue the development of our product candidates, whether through a strategic transaction or otherwise, we intend to continue to use our financial resources to accelerate development of our product candidates rather than diverting resources to establish our own manufacturing facilities. To date, we have met our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. We have historically relied on individual proposals and purchase orders to meet our needs and have typically relied on terms and conditions proposed by the third party or us to govern our rights and obligations under each order (including provisions with respect to intellectual property, if any). We do not have any long-term agreements or commitments for these services. Likewise, we do not have any long-term agreements or commitments with vendors to supply the underlying component materials of our product candidates, some of which are available from only a single supplier.

Competition

Even if we obtain the capital necessary for us to continue the development of our product candidates, whether through a strategic transaction or otherwise, we will face significant competition from companies with substantial financial, technical, and marketing resources, which could limit our future revenues from sales of cenderitide and CU-NP. Our success will depend, in part, upon our ability to achieve market share at the expense of existing and future products in the relevant target markets. Existing and future products, therapies, technologies, technological innovations, and delivery systems will likely compete directly with our products.

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

With respect to CU-NP, competitors would include many of the same companies included as competitors for cenderitide. If CU-NP demonstrates a potential for chronic administration, additional competitors could include, without limitation, Teva Pharmaceuticals and Palatin Technologies.

Our competitors generally have substantially more resources than we do, including both financial and technical resources. In addition, many of these companies have more experience than Nile in pre-clinical and clinical development, manufacturing, regulatory, and global commercialization. We also face competition academic institutions, governmental agencies, and private organizations that are conducting research in the field of cardiovascular disease. In addition to competition with respect to our product candidates, competition for highly qualified employees is intense.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, and manufacturing development, legal expenses resulting from intellectual property prosecution, contractual review, and other expenses relating to the design, development, testing, and enhancement of our product candidates R&D expenses for the years ended December 31, 2012 and 2011 were approximately $1.0 million and $4.1 million, respectively.

Employees

As of December 31, 2012, we had two full-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are satisfactory.

We have historically retained several consultants to serve in various operational and administrative capacities, and have utilized clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, and manufacturing.

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

As of December 31, 2012, we only had approximately $0.05 million in cash and cash resources, and negative net working capital of approximately $0.2 million. We believe that our currently available cash resources, together with the net proceeds of our March 2013 offering of convertible notes, are only sufficient to fund our minimal operating expenses until the end of the second quarter of 2013. As a result, our financial statements reflect a substantial uncertainty about our ability to continue as a going concern, which is also reflected in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2012 included elsewhere in this report.  Accordingly, we are in immediate need of additional capital to fund our general corporate activities.

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

Our rights to our cenderitide and CU-NP drug candidates are both derived from separate license agreements between us and the Mayo Foundation, an affiliate of Mayo Clinic. While our business depends substantially on these agreements to maintain the intellectual property rights to both our product candidates, we are not in compliance with several terms of these agreements, including, but not limited to, the requirements that we pay the Mayo Foundation an annual maintenance fee and actively pursue the development of cenderitide and CU-NP. We are in discussions with the Mayo Foundation to amend the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide and CU-NP. Under the license agreements, we currently owe the Mayo Foundation an aggregate of approximately $XX, which we are unable to pay.

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

Each of our product candidates is in an early stage of development, and we currently lack the resources to continue the development of our product candidates.

Each of our two product candidates, cenderitide and CU-NP, is in an early stage of development and requires extensive clinical testing before it will be approved by the FDA or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The development of our product candidates is currently on hold until we obtain the capital necessary for us to continue such clinical testing, whether through a financing, strategic or other transaction. Even if we obtain the necessary capital, we cannot predict with any certainty the results of such clinical testing, including the results of our planned Phase 2 clinical trial of cenderitide in the post-acute heart failure setting. We cannot predict with any certainty if, or when, we might commence any such clinical trials or whether such trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agency.

Our estimates of the amount of capital required to fund the further development of cenderitide are subject to assumptions that may prove to be wrong.

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

Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates and further development of our product candidates is currently on hold pending the results of our efforts to pursue strategic alternatives. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report:

•	our ability to secure financing or a strategic partnership to fund the next phase of development of our product candidates;

•	delays in the commencement, enrollment, and timing of clinical testing;

•	the success of our clinical trials through all phases of clinical development;

•	the success of clinical trials of our cenderitide and CU-NP product candidates or future product candidates;

•	any delays in regulatory review and approval of our product candidates in clinical development;

•	our ability to receive regulatory approval or commercialize our two product candidates, cenderitide and CU-NP, within and outside the United States;

•	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	market acceptance of our product candidates;

•	our ability to establish an effective sales and marketing infrastructure once our products are commercialized;

•	competition from existing products or new products that may emerge;

•	the impact of competition in the market in which we compete on the commercialization of cenderitide and CU-NP;

•	guidelines and recommendations of therapies published by various organizations;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	our ability to maintain adequate insurance policies;

•	our dependency on third parties to formulate and manufacture our product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	the level of experience in running a public company of our senior management who are relatively new to their current roles as managers of a public company.

We have a history of net losses, expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

For the years ended December 31, 2012 and 2011, respectively, we had a net loss of $1.9 million and $4.9 million. Since our inception on August 1, 2005, through December 31, 2012, we have an accumulated a deficit of $46.7 million and have a stockholders’ deficit of $0.2 million. We expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future, as we:

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

Arie S. Belldegrun and Joshua A. Kazam, each of whom are currently directors of our company, and David M. Tanen, a co-founder, director and secretary of our company until September 2009, are the managing members of Two River Consulting, LLC, or TRC. From June 2009 to August 2012, Mr. Kazam served as our President and Chief Executive Officer. In June 2009, we entered into a services agreement with TRC pursuant to which it performs various management, clinical development, operational and administrative activities and services for us, including the services of Mr. Kazam as our President and Chief Executive Officer. The terms of the services agreement were reviewed and approved by a special committee of our Board of Directors consisting of independent, disinterested directors. As consideration for the services provided under the services agreement, we paid TRC a monthly cash fee of $65,000 through March 2011, which was thereafter reduced to $30,082 per month due to reduced services being provided by TRC. In August 2012, upon the appointment of a full-time President and Chief Executive Officer, we further reduced the monthly fee to $6,600 to reflect the termination of Mr. Kazam’s services as our President and Chief Executive Officer. In addition, upon entering into the services agreement, we issued to designees of TRC (excluding Dr. Belldegrun and Messrs. Kazam and Tanen) stock options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.89 per share. Twenty-five percent of the stock options vested immediately and the remaining 75% were scheduled to vest pursuant to the achievement of certain milestones relating to the clinical development of cenderitide. On January 3, 2011, the final block of stock options vested. Of the 750,000 stock options issued, 535,172 stock options vested and the remaining 214,828 stock options were forfeited. Also, in connection with an August 2010 amendment extending the term of the services agreement with TRC, we issued to designees of TRC (excluding Dr. Belldegrun and Messrs. Kazam and Tanen) fully-vested and immediately-exercisable stock options to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.38 per share. Additional operational and clinical development services may be provided by TRC, and billed to us, on an hourly basis. Each of Messrs. Kazam and Tanen, as well as Peter M. Kash, a director of our company, are also officers and directors of Riverbank Capital Securities, Inc., or Riverbank, a registered broker-dealer, which served as placement agent in connection with our July 2009 private placement. Scott L. Navins, the Financial and Operations Principal of Riverbank, serves as our Treasurer pursuant to the TRC services agreement.

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

We are substantially dependent on the services of our CEO, CFO and certain consultants.

We currently have only two employees – Darlene Horton, our Chief Executive Officer and Daron Evans, our Chief Financial Officer. Due to our lack of financial resources, each of Dr. Horton and Mr. Evans are currently being paid only $100 per month, with the balance of their salaries being deferred and becoming payable only upon an acquisition event. While we are substantially dependent on their services, there can be no assurance that we will be able to retain Dr. Horton and Mr. Evans as employees.

We currently rely on TRC, an entity affiliated with certain of our directors, to render various administrative activities and services for us. We have also relied in substantial part, and, assuming we obtain the capital needed to continue operations, for the foreseeable future will continue to rely, on certain independent organizations and consultants to provide other important services, including substantially all aspects of regulatory guidance, clinical management, and manufacturing. Even if we obtain sufficient capital to fund these activities, there can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.

We may not be able to manage our growth.

Should we achieve our near-term milestones, such as obtaining the capital necessary for us to continue the development of our product candidates, whether through a strategic transaction or otherwise, and, thereafter, completing our planned Phase 2 clinical trial of cenderitide with positive data, of which no assurance can be given, our long-term viability will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

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

Our directors, officers, and principal stockholders beneficially own approximately 19% of our outstanding common stock. Accordingly, our executive officers, directors, and principal stockholders will have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

To receive regulatory approval for the commercial sale of cenderitide, CU-NP or any other product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Even if we obtain the capital necessary for us to continue the development of our product candidates, whether through a strategic transaction or otherwise, our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. In addition, the results of our clinical trials may show that our product candidates may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities.

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

Further delays in the commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Further delays in the commencement, enrollment, and completion of clinical testing could also significantly affect our product development costs. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates, may be required to withdraw from a clinical trial as a result of changing standards of care, or may become ineligible to participate in clinical studies.

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

Even if we obtain the capital necessary for us to continue the development of our product candidates, whether through a strategic transaction or otherwise, including our planned Phase 2 clinical trial of cenderitide, we cannot be certain that their results will support the claims of our product candidates. Positive results in pre-clinical testing and early clinical trials does not ensure that results from later clinical trials will also be positive, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. A number of companies in the pharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

A key element of our short-term viability and long-term success includes potentially partnering with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates, including the cash and other resources we need for such development and potentially commercialization. We intend to enter into potential strategic partnerships with third parties to develop and commercialize our product candidates, including, as discussed elsewhere in this report, our planned development of cenderitide. We also intend to enter into strategic partnerships to commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. We face significant competition in seeking appropriate strategic partners, and these potential strategic partnerships can be intricate and time consuming to negotiate and document. In addition, the early development stage of our product candidates may make it more difficult for us to identify and secure a strategic partner because of the additional risks inherent in early stage technologies. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any potential strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate strategic partnerships for our product candidates we will be required to undertake development or commercialization activities at our own expense, for which we currently lack adequate resources. In addition, we will bear all the risk related to the development of that product candidate. If we elect to fund development or commercialization activities on our own, we will need to obtain substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

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

Assuming we obtain the capital necessary for us to continue the development of our product candidates, we will depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

We rely exclusively on third parties to formulate and manufacture our product candidates.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We have historically, and, subject to our continued development of cenderitide and CU-NP, intend in the future to, contract with one or more manufacturers to manufacture, supply, store, and distribute drug supplies for our clinical trials. If any of our product candidates receive FDA approval, we will rely on one or more third-party contractors to manufacture supplies of our drug candidates. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Our product candidates may be associated with undesirable or serious side effects and may cause a delay in the completion of the clinical trials.

If any of our product candidates lead to sufficiently undesirable or serious side effects in clinical trials, this could lead to a significant delay or termination of the development program for the following reasons:

•	A data safety monitoring committee that is evaluating the data intermittently during the course of the trial could stop a trial due to significant risk or recommend a change to the clinical trial which would lead to a delay in the completion of the clinical trial.

•	Investigators and study staff who have seen subjects in the clinical trials experience the serious side effects may alter their recruiting of patients for the trial or cease to enroll further patients into the trial

•	The company or FDA could place a clinical hold on a trial due to significant safety concerns

•	The company may need to amend the trial leading to a delay in the completion of the clinical trial

•	The company could decide that the side effect profile no longer supports further development of the product candidate.

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

The commercial viability of our product candidates, if any, for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance among physicians, the medical community, and patients, and coverage and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

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

Our viability also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

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

A significant delay in the development of our product candidates could jeopardize the commercial viability of our product candidates due to the anticipated expiry date of our composition of matter patents.

For a company to continue to make substantial investments in the development of a product candidate through approval and commercialization, the company must be assured that its investment will be protected from competition by generic or biosimilar drug manufacturers for some period of time after the approval of the product candidate. Every additional month or year of development of the product that may occur if the program’s development has been delayed for whatever reason reduces the time that a company may commercial the product without direct competition by a generic or biosimilar competition.

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

Because our common stock is primarily traded on the OTC Pink tier of the OTC Markets, the volume of shares traded and the prices at which such shares trade may result in lower prices than might otherwise exist if our common stock was traded on a national securities exchange.

Trading of our common stock on the Nasdaq Capital Market was suspended in May 2011 and trading in our common stock has since been conducted on the OTC Markets, an automated quotation system.  Beginning in May 2011, our common stock traded on the OTCQB tier of the OTC Markets; however, as a result of our failure to file our Form 10-Q for the quarter ended September 30, 2012 and subsequent periodic reports on a timely basis, trading in our common stock was moved to the lower OTC Pink tier of the OTC Markets. Stocks traded on the OTC Pink tier of the OTC Markets are often less liquid than stocks traded on national securities exchanges, not only in terms of the number of shares that can be bought and sold at a given price, but also in terms of delays in the timing of transactions and reduced coverage of us by security analysts and the media. This may result in lower prices for our common stock than might otherwise be obtained if our common stock were traded on a national securities exchange, and could also result in a larger spread between the bid and asked prices for our common stock.

Due to our extremely limited resources, we may be unable to become and remain current in our filing obligations with the SEC, which means you may not have current information about our business.

Due to our extremely limited resources, we may be unable to become and remain current in our filing obligations with the SEC. If we are unable to obtain additional capital, whether through a financing, strategic or other transaction, we will be unable to pay the professional fees and other expenses required to prepare and file periodic reports with the SEC. In that event, investors in our securities would not have current information about our business, which would significantly increase the risk of trading in our securities. and trading in our common stock would continue to be conducted on the OTC Pink tier of the OTC Markets, if at all.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

As of December 31, 2012, our principal offices were located at 4 West 4th, Ave. Suite 400, San Mateo, CA, 94402. We moved out of the offices as of February 28, 2013, and do not currently own or lease any real property. Our mailing address is 63 Bovet Rd., Suite 421, San Mateo, California 94402.

ITEM 3.             LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened legal proceedings against us.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to May 12, 2011, our common stock traded on the NASDAQ Capital Market under the symbol “NLTX.”  Since May 12, 2011, our common stock has traded on the OTC Markets under the symbol “NLTX.” The following table lists the high and low sale price for our common stock as quoted, in U.S. dollars, by the NASDAQ Capital Market and the OTC Markets, as applicable, during each quarter within the last two completed fiscal years.

	High	Low

Year ended December 31, 2012
First Quarter	$0.59	$0.44
Second Quarter	0.50	0.07
Third Quarter	0.15	0.09
Fourth Quarter	0.11	0.02

Year ended December 31, 2011
First Quarter	$0.97	$0.50
Second Quarter	1.02	0.53
Third Quarter	0.82	0.59
Fourth Quarter	0.64	0.45

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of May XX, 2013, we had 152 holders of record of common stock, not including those held in “street name.”

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

We have no product sales to date and we will not generate any product revenue until we receive approval from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary for us to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our lead product candidate, cenderitide. To the extent we proceed with the clinical development of cenderitide and if we further develop CU-NP, our second product candidate, our research and development expenses will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from public and private sales of our equity and debt securities.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the years ended December 31, 2012 and 2011 were approximately $1.6 million and $2.1 million, respectively. This decrease of approximately $0.5 million compared to the same period of 2011 is primarily attributable to a decrease of approximately $0.2 million in compensation costs, primarily from reduced stock compensation expense. Additionally, there was a reduction in professional fees of approximately $0.2 compared to the same period of 2011 from requiring less services from outside consultants due to limited operations. Additionally, there was an approximately $0.1 million savings compared to the same period in 2011 as a result of no longer being listed on the NASDAQ as of May 2011.

Research and Development Expenses. R&D expenses for the years ended December 31, 2012 and 2011 were approximately $1.0 million and $4.1 million, respectively. This decrease of approximately $3.1 million over the same period of 2011 is primarily due to the fact that during 2011, the Company was actively conducting clinical development activities of cenderitide and in 2012, the Company was winding down clinical activities and had almost no development activities for most of the year. This resulted in a decrease of approximately $2.4 million in development costs. Additionally, we had a reduction of approximately $0.5 million in compensation costs, including stock compensation, compared to 2011 due to having no R&D employees for approximately half of 2012, compared to one employee during all of 2011. There was also a reduction in R&D professional fees of approximately $0.2 million compared to 2011 as a result of the decrease in R&D activities.

Cenderitide (formerly CD-NP). All development of cenderitide is on hold pending the results of our efforts to pursue strategic alternatives for the Company.

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

Collaboration income. Collaboration income for the years ended December 31, 2012 and 2011 were approximately $0.2 million and $1.4 million, respectively, all of which represents the funds paid to us by Medtronic as reimbursement of expenses we incurred in connection with our Phase 1 clinical trial of cenderitide in accordance with the terms of our February 2011 clinical trial funding agreement with Medtronic. All amounts due under the agreement were paid as of February 2012 at which time the agreement expired.

Interest Income. Interest income for the years ended December 31, 2012 and 2011 was approximately $1,227 and $6,006, respectively. This decrease in interest income over 2011 is due to lower interest rates earned on cash in bank accounts, and lower average cash balances in 2012 than 2011 levels.

Other Income. Other income for the years ended December 31, 2012 and 2011 was approximately $0.5 million and $8,338, respectively. This increase is attributed to changes in the fair value of the warrant liability associated with the warrants issued in conjunction with the April 2012 Financing.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for each of the last two fiscal years, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	December 31,
Liquidity and capital resources	2012	2011
Cash and cash equivalents	$47	$1,039
Working capital (deficit)	(159)	769
Stockholders' (deficit) equity	(167)	831

	Year ended December 31,		Period from Aug. 1, 2005 (inception)
Cash flow data	2012	2011	to Dec. 31, 2012
Cash provided by (used in):
Operating activities	$(2,187)	$(4,649)	$(34,891)
Investing activities	-	(2)	(474)
Financing activities	1,194	2,312	35,412
Net increase (decrease) in cash and cash equivalents	$(993)	$(2,339)	$47

Our total cash resources as of December 31, 2012 were $0.05 million, compared to $1.0 million as of December 31, 2011. As of December 31, 2012, we had approximately $0.4 million in liabilities, of which, approximately $0.1 relates to the non-cash warrant liability, and $0.2 million in net working capital deficit. We incurred a net loss of $1.9 million and had negative cash flow from operating activities of $2.2 million for the year ended December 31, 2012. Since August 1, 2005 (inception) through December 31, 2012, we have incurred an aggregate net loss of approximately $46.7 million, while negative cash flow from operating activities has amounted to $34.9 million. To the extent we obtain sufficient capital and are able to continue developing our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

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

From inception through December 31, 2012, we have financed our operations through public and private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

April 2012 Financing. On March 30, 2012, we entered into subscription agreements with certain purchasers pursuant to which we agreed to sell an aggregate of 3,350,000 shares of our common stock to such purchasers for a purchase price of $0.40 per share. In addition, for each share purchased, each purchaser also received three-fourths of a five-year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share, resulting in the issuance of warrants to purchase an aggregate of 2,512,500 shares of our common stock. The total gross proceeds from the offering were $1.34 million, before deducting anticipated selling commissions and expenses of approximately $0.2 million. The offer and sale of these securities was registered under our Form S-3 shelf registration statement declared effective in March 2010. The closing of the offering occurred April 4, 2012. In connection with the offering, we engaged Roth Capital Partners, LLC, or Roth, to serve as placement agent. Pursuant to the terms of the placement agent agreement, we agreed to pay Roth a cash fee equal to seven percent of the gross proceeds received by us, or approximately $93,800, plus a non-accountable expense allowance of $35,000. Richard B. Brewer, our former Executive Chairman, Joshua A. Kazam, our former President and Chief Executive Officer and a director, Daron Evans, our Chief Financial Officer, and Hsiao Lieu, M.D., our former Executive VP of Clinical Development, participated in the offering on the same terms as the unaffiliated purchasers, and collectively purchased 275,000 shares of our common stock and warrants to purchase 206,250 shares of our common stock for an aggregate purchase price of $110,000.

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

License Agreement Commitments

Cenderitide License Agreement

Pursuant to our license agreement with the Mayo Foundation for cenderitide (formerly CD-NP), in July 2008 we made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial. Subsequent milestones achieved will require us to make additional milestone payments to Mayo. We agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to cenderitide. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of cenderitide as well as for additional compounds or analogues contained in the intellectual property.

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

As of the end of 2012, we were not in compliance with several terms of the cenderitide license agreement, including, but not limited to, provisions requiring us to pay Mayo an annual maintenance fee and actively pursue the development of cenderitide. We are in discussions with the Mayo Foundation to amend the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide. See “Risk Factors – Risks Relating to Our Business – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

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

As of the end of 2012, we were not in compliance with several terms of the CU-NP license agreement, including, but not limited to, provisions requiring us to pay Mayo an annual maintenance fee and actively pursue the development of CU-NP. We are in discussions with the Mayo Foundation to amend and the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide. See “Risk Factors – Risks Relating to Our Business – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2012.

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

In the quarter ending March 31, 2009, with two years of employee performance and forfeiture history, we began to estimate forfeitures of performance-based stock options. Prior to December 31, 2008, we did not include an estimate for forfeitures in our compensation expenses on a quarterly basis. Instead, adjustments to the performance-based stock compensation expense for the full year were made in the fourth quarter at the time of performance assessment. Forfeiture rates for performance stock options vested in 2008 through 2012 were between 0% and 55%.

Warrant Liability

We account for the warrants issued in connection with the April 2012 financing in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued in connection with offerings of securities, has been estimated by management using a binomial options pricing model. The binomial option pricing model is a generally accepted valuation model used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices, and their resulting probabilistic valuation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders

Nile Therapeutics, Inc.

San Mateo, California

We have audited the accompanying balance sheets of Nile Therapeutics, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from August 1, 2005 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from August 1, 2005 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has not generated any revenues, has recurring net losses from operations and has insufficient capital. These events raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

New York, New York

June 21, 2013

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$46,716	$1,039,190
Prepaid expenses and other current assets	124,912	271,298

Total current assets	171,628	1,310,488

Property and equipment, net	3,488	9,744
Deposits	51,938	51,938

Total assets	$227,054	$1,372,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$182,916	$437,837
Accrued expenses and other current liabilities	131,928	64,718
Due to related party	16,139	38,892

Total current liabilities	330,983	541,447

Warrant liability	63,384	-

Total liabilities	394,367	541,447

Commitments and contingencies

Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 43,062,231 and 39,712,231 shares issued and outstanding	43,062	39,712
Additional paid-in capital	46,497,642	45,605,991
Deficit accumulated during the development stage	(46,708,017)	(44,814,980)

Total stockholders' (deficit) equity	(167,313)	830,723

Total liabilities and stockholders' equity	$227,054	$1,372,170

See accompanying notes to financial statements

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year ended December 31,		Period from August 1, 2005 (incpetion) through
	2012	2011	December 31, 2012
Income:
Grant income	$-	$-	$482,235
Collaboration income	195,500	1,354,500	1,550,000

Total income	195,500	1,354,500	2,032,235

Operating expenses:
Research and development	1,023,929	4,136,951	31,019,820
General and administrative	1,611,711	2,116,729	17,937,871

Total operating expenses	2,635,640	6,253,680	48,957,691

Loss from operations	(2,440,140)	(4,899,180)	(46,925,456)

Other income (expense):
Interest income	1,227	6,006	795,192
Interest expense	-	-	(1,273,734)
Other income	545,876	8,388	695,981

Total other income	547,103	14,394	217,439

Net loss	$(1,893,037)	$(4,884,786)	$(46,708,017)

Basic and diluted loss per share	$(0.04)	$(0.13)

Weighted-average common shares outstanding	42,201,848	37,328,519

See accompanying notes to financial statements

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

Period from

August 1, 2005 (inception) through December 31, 2012

	COMMON STOCK			DEFICIT
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' (DEFICIT) EQUITY

Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Issuance of stock options for services	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,902,298	-	1,902,298

Non-employee stock-based compensation	-	-	(667)	-	(667)

Net loss	-	-	-	(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss	-	-	-	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	$5,103,618

Employee stock-based compensation	-	-	1,772,597	-	1,772,597

Non-employee stock-based compensation	-	-	473,584	-	473,584

Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,284,484	-	3,287,175

Stock option and warrant exercises	245,025	245	217,228	-	217,473

Net loss	-	-	-	(7,872,297)	(7,872,297)

Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150

Employee stock-based compensation	-	-	1,142,552	-	1,142,552

Non-employee stock-based compensation	-	-	(19,249)	-	(19,249)

Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699

Stock option and warrant exercises	68,970	69	6,138	-	6,207

Net loss	-	-	-	(6,031,491)	(6,031,491)

Balance at December 31, 2010	34,629,794	34,630	42,492,432	(39,930,194)	2,596,868

Employee stock-based compensation	-	-	785,587	-	785,587

Non-employee stock-based compensation	-	-	20,740	-	20,740

Stock option and warrant exercises	82,437	82	13,666	-	13,748

Units sold in private placement, net of issuance costs of $201,434	5,000,000	5,000	2,293,566	-	2,298,566

Net loss	-	-	-	(4,884,786)	(4,884,786)

Balance at December 31, 2011	39,712,231	39,712	45,605,991	(44,814,980)	830,723

Employee stock-based compensation	-	-	312,690	-	312,690

Units sold in private placement, net of issuance costs of $145,793	3,350,000	3,350	1,190,857	-	1,194,207

Warrants issued in connection with offering	-	-	(611,896)	-	(611,896)

Net loss	-	-	-	(1,893,037)	(1,893,037)

Balance at December 31, 2012	43,062,231	$43,062	$46,497,642	$(46,708,017)	$(167,313)

See accompanying notes to financial statements

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended December 31,		Period from
			August 1, 2005 (inception)
	2012	2011	through December 31, 2012
Cash flows from operating activities
Net loss	$(1,893,037)	$(4,884,786)	$(46,708,017)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,256	7,507	326,904
Stock-based compensation	312,690	806,327	10,618,150
Warrant liability	(548,512)	-	(548,512)
Write-off of intangible assets	-	-	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	-	1,501	36,724
Noncash interest expense	-	-	351,165

Changes in operating assets and liabilities
Prepaid expenses and other current assets	146,386	(52,203)	(124,912)
Other non-current assets	-	-	(51,938)
Accounts payable	(254,921)	105,457	182,916
Accrued expenses and other current liabilities	67,210	(587,557)	131,928
Due to related party	(22,753)	(45,538)	16,139

Net cash used in operating activities	(2,186,681)	(4,649,292)	(34,891,160)

Cash flows from investing activities
Purchase of property and equipment	-	(1,987)	(130,855)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	-	(345,591)
Net cash used in investing activities	-	(1,987)	(473,946)

Cash flows from financing activities
Proceeds from issuance of notes payable	-	-	5,500,000
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	-	13,748	237,428
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement, net	1,194,207	2,298,566	31,169,394

Net cash provided by financing activities	1,194,207	2,312,314	35,411,822

Net (decrease) increase in cash and cash equivalents	(992,474)	(2,338,965)	46,716
Cash and cash equivalents at beginning of period	1,039,190	3,378,155	-

Cash and cash equivalents at end of period	$46,716	$1,039,190	$46,716

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in satisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors in connection with private placements		$1,083,700	$5,721,000
Warrants issued to investors in connection with registered direct offering	$611,896	$-	$611,896
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

See accompanying notes to financial statements

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

1.	DESCRIPTION OF BUSINESS

Nile Therapeutics, Inc. (“Nile” or the “Company”) engages in research and development of innovative products for the treatment of cardiovascular diseases. Nile’s lead compound is cenderitide (formerly CD-NP), a chimeric natriuretic peptide currently in clinical studies for the treatment of heart failure. The Company also has exclusive rights to develop CU-NP, a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type Natriuretic Peptide (“CNP”) and the N- and C-termini of Urodilatin (“URO”).

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

2. BASIS OF PRESENTATION, CAPITAL RESOURCES AND MANAGEMENT’S PLANS

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2012, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced net losses since its inception and has an accumulated deficit of approximately $46.7 million at December 31, 2012. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Cash resources as of December 31, 2012 were approximately $0.05 million, compared to $1.0 million as of December 31, 2011. Based on its resources at December 31, 2012, together with the net proceeds of the Company’s March 2013 offering of convertible notes (Note 16), and the current plan of expenditure, the Company believes that it has sufficient capital to fund its operations until the end of the second quarter of 2013. The Company will need to raise additional capital to fund any clinical development and to otherwise continue operations beyond the second quarter of 2013. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its compounds to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The success of the Company depends on its ability to discover and develop new products to the point of FDA approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional equity capital or license one or more of its products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s products, acquire additional product licenses and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations for the next 12 to 24 months, management can provide no assurances that the Company will be able to raise such sufficient funds and avoid the need to cease operations.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced, estimates of the fair value of stock options issued to employees, directors and consultants, estimates of the fair value of warrants, and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

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

During the first quarter of 2010, the Company revised its estimate for the useful lives of its patent and patent applications to zero. As a result of this change in estimates, the Company recorded an impairment of $106,830 to research and development expense, which was the net book value of its intangible assets as of December 31, 2009. Management believed this revised estimate better reflects the uncertainty surrounding drug product development. The change in this estimate did not have a material impact on the Company’s financial statements.

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

Potentially dilutive securities include:

	December 31, 2012	December 31, 2011
Warrants to purchase common stock	-	3,096,533
Options to purchase common stock	-	2,750,000
Total potentially dilutive securities	-	5,846,533

For the years ended December 31, 2012 and 2011, 15,382,331 and 11,300,285 warrants and options have been excluded from the computation of the dilutive earnings per share, respectively, as their exercise prices are greater than the average market price per common share for the three months ended December 31, 2012, and December 31, 2011, respectively.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2012 and 2011 respectively. In addition, the Company had no amounts accrued for interest and penalties as of December 31, 2012 and 2011, respectively.

(l) Fair Value Measurement

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

(m) Warrant Liability

The Company accounts for the warrants issued in connection with the April 2012 financing (Note 10b) in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with offerings of securities, has been estimated by management using a binomial options pricing model. The binomial option pricing model is a generally accepted valuation model used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices, and their resulting probabilistic valuation.

(n) Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurements to changes in unobservable inputs and interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning on or after December 15, 2011. These requirements are applicable to our fiscal year end beginning January 1, 2012. This guidance did not affect the Company’s financial statements.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 consist of the following:

	2012	2011

Computer equipment	$11,834	$11,834
Office furniture and equipment	38,521	38,521
Total property and equipment	50,355	50,355
Accumulated depreciation	(46,867)	(40,611)
Total property and equipment, net	$3,488	$9,744

Depreciation expense related to property and equipment for the years ended December 31, 2012 and 2011 totaled $6,256 and $7,507, respectively, and $75,217 for the period from August 1, 2005 (inception) to December 31, 2012.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

6. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

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

Under the terms of the Cenderitide License Agreement, the Company paid Mayo an up-front cash payment, reimbursed it for past patent expenses and issued to Mayo 1,379,419 shares of common stock. Additionally, the Company agreed to make contingent cash payments up to an aggregate of $31.9 million upon successful completion of specified clinical and regulatory milestones relating to cenderitide. This aggregate amount is subject to increase upon the receipt of regulatory approval for each additional indication of cenderitide as well as for additional compounds or analogues contained in the intellectual property. In July 2008, the Company made a milestone payment of $400,000 to Mayo upon the dosing of the first patient in a Phase II trial.  Based on the current stage of research the Company does not expect to make any milestone payments for the year ending December 31, 2013. Pursuant to the Cenderitide License Agreement, the Company is required to pay Mayo an annual maintenance fee and a percentage of net sales of licensed products, as well as $50,000 per year for the consulting services of Dr. Burnett while serving as chairman of the Company’s Scientific Advisory Board.

In addition to the potential milestone payments discussed above, the Cenderitide License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period from August 1, 2005 (inception) through December 31, 2012, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares (representing $182,235) of common stock. No such shares have been issued since the year ended December 31, 2008.

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

As of the end of 2012, the Company was not in compliance with several terms of the Cenderitide License Agreement, including, but not limited to, provisions requiring the Company to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of cenderitide. The Company is in discussions with the Mayo Foundation to amend the agreement, but the Company cannot guarantee that it will be able to reach an agreement with Mayo that allows the Company to maintain its rights to cenderitide. As of December 31, 2012, the Company owed Mayo $132,600 in annual maintenance fees and other expense reimbursements related to the Cenderitide License Agreement, all of which is included in accounts payable.

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

Under the terms of the CU-NP License Agreement, the Company made an up-front cash payment to Mayo and agreed to make future contingent cash payments up to an aggregate of $24.3 million upon achievement of specific clinical and regulatory milestones relating to CU-NP, including a milestone payment due in connection with the initiation of the first Phase II clinical trial of the licensed product. This aggregate amount of $24.3 million is subject to increase upon the receipt of regulatory approval for each additional indication of CU-NP, as well as for additional compounds or analogues contained in the intellectual property. Based on the current stage of research the Company does not expect to make any milestone payments for the year ending December 31, 2013. Pursuant to the agreement, the Company must also pay Mayo an annual maintenance fee and a percentage of net sales of licensed products.

In addition to these cash payments payable with respect to the CU-NP License Agreement, the Company also agreed to issue shares of its common stock to Mayo. In June 2008, the Company issued 49,689 shares of common stock to Mayo having a fair market value as of June 13, 2008 equal to $250,000. This amount has been recorded as research and development expense in the accompanying Statements of Operations.

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

As of the end of 2012, the Company was not in compliance with several terms of the CU-NP License Agreement, including, but not limited to, provisions requiring the Company to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of CU-NP. The Company is in discussions with the Mayo Foundation to amend the agreement, but the Company cannot guarantee that it will be able to reach an agreement with Mayo that allows the Company to maintain its rights to CU-NP. As of December 31, 2012, the Company owed Mayo $35,000 in annual maintenance fees and other expense reimbursements related to the CU-NP License Agreement, all of which is included in accounts payable.

Collaboration Agreement

In February 2011, the Company entered into a Clinical Trial Funding Agreement with Medtronic, Inc. Pursuant to the agreement, Medtronic provided the funding and equipment necessary for the Company to conduct its Phase 1 clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s diabetes pump technology.

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

7. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2012 and 2011 consist of the following:

	2012	2011

Accrued compensation and related benefits	$56,428	$39,718
Accrued research and development expense	75,500	25,000

Total accrued liabilities	$131,928	$64,718

8. CONVERTIBLE AND OTHER NOTES PAYABLE

During March 2006, the Company completed a private placement offering for an aggregate $4,000,000 principal amount of 6% convertible promissory notes due on March 28, 2008 (the “2006 Notes”). The aggregate principal amount and accrued but unpaid interest on the Notes, which totaled $4,351,165, automatically converted upon the closing of the September 2007 equity financing into 1,684,085 shares of common stock at a conversion price of $2.58, which was equal to 90% of the per share price of the shares sold in the Financing. Due to the beneficial conversion feature resulting from the discounted conversion price, a discount of $483,463 was recorded as interest expense with a corresponding credit to additional paid-in capital. In addition, in conjunction with the conversion of the convertible debt, the Company issued fully vested warrants to the note holders to purchase 168,337 shares of common stock to the holders of the 2006 Notes. The warrants were valued at $288,000 using the Black-Scholes option-pricing model and the following assumptions: exercise price $2.71, a 3.98% risk-free interest rate, a 5 year contractual term, a dividend rate of 0%, and 68% expected volatility. The cost of the warrants was included in interest expense in the accompanying Statements of Operations, and as an increase in additional paid-in capital.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

On July 24, 2007, the Company issued an 8% promissory note, or the 2007 Note, to an existing stockholder in the amount of $1,500,000. The note was due and payable on November 24, 2007. An upfront fee of $30,000 was netted against the gross proceeds. The 2007 Note was paid in full on September 11, 2007, along with an additional fee of $120,000. The upfront and additional fees were charged to interest expense in the period ended September 30, 2007.

On March 15, 2013, the Company entered into a convertible note purchase agreement with certain accredited investors pursuant to which the Company agreed to sell an aggregate principal amount of up to $500,000 of secured convertible promissory notes (the “2013 Notes”) for an aggregate original issue price of $425,000, representing a 15% original issue discount. The closing of the private placement also occurred on March 15, 2013, and resulted in the sale of the 2013 Notes in the aggregate principal amount of $450,000 for an aggregate original issue price of $382,500.

The 2013 Notes, which have a maturity date of March 15, 2014, do not bear interest and may be prepaid without penalty upon 30 days’ written notice, on the terms set forth in the Notes. The 2013 Notes are secured by a blanket lien on our assets pursuant to a security agreement dated March 15, 2013.

Upon a Change of Control (as defined in the 2013 Notes) in which either (i) the outstanding shares of the Company’s common stock are exchanged for securities of another corporation, or (ii) the Company issues shares of common stock, with no securities or other consideration paid or payable to holders of our common stock (e.g., a merger transaction in which the Company acquires another corporation in exchange for shares of our common stock), then (A) the entire unpaid principal under the applicable 2013 Note shall automatically convert, as of immediately prior to the effective time of the Change of Control, into shares of the Company’s common stock at a conversion price per share equal to the Closing Price (as defined in the Notes) on the effective date of the Change of Control, and (B) the Company shall also issue to each 2013 Note holder a five-year warrant entitling the holder to purchase, at an exercise price equal to the Closing Price on the effective date of the Change of Control, that number of shares of our common stock obtained by dividing (a) the sum of the outstanding principal under the applicable Note by (b) the Closing Price on the effective date of the Change of Control.

Upon a Change of Control other than as described in the preceding paragraph, the Company shall pay to each 2013 Note holder an amount in cash equal to 175% of the principal amount then outstanding under the applicable Note. Upon payment of such amount to the 2013 Note holders, all of the obligations under the Notes shall be deemed paid and satisfied in full.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2012.

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

The Company has determined the fair value of certain liabilities using the market approach: the following tables present the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2012:

	Fair Value December 31, 2012	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant Liability	$63,384	$-	$-	$63,384

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

The fair value of the warrant liability relating to the warrants issued in conjunction with the April 2012 financing (Note 10b) was estimated by management using a binomial option pricing model. The binomial option pricing model is a generally accepted valuation model used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices, and their resulting probabilistic valuation. The changes in the fair value of the warrant liability are recorded in other income (expense) on the statement of operations.

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at December 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Liability
Balance at January 1, 2012	$-
Purchases, sales and settlements:
Warrants and other derivatives issued	611,896
Total gains or losses:
Unrealized depreciation	(548,512)
Balance at December 31, 2012	$63,384

Significant assumptions used at December 31, 2012 for the warrants are as follows:

December 31, 2012

Weighted average term	4.25 years
Volatility	101%
Risk-free interest rate	0.72%

10. STOCKHOLDERS’ EQUITY

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

Pursuant to the terms of a Securities Purchase Agreement dated July 7, 2009, among the Company and certain investors, on July 15, 2009, the Company issued and sold to such investors 2,691,394 units of its securities in a private placement in exchange for an aggregate gross purchase price of $3,368,748. Each unit included one share of common stock and one warrant to purchase a share of common stock. See Note 9(b). Issuance costs related to the financing were $282,773, including the issuance of warrants to purchase 218,300 shares of common stock to designees of Riverbank Capital Securities, Inc. (“Riverbank”), a FINRA member broker dealer that acted as placement agent for the Company in connection with the private placement. See Note 14.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

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

(b) Warrants

In conjunction with the conversion of $4,351,165 of convertible debt prior to the Merger, the Company issued fully vested warrants to purchase 168,337 shares of common stock to the holders of such debt. The warrants were issued with an exercise price of $2.71 and expired in September 2012, at which time none of the warrants had been exercised.

In 2007, as consideration for the performance of consulting and due diligence efforts related to the licensing of 2NTX-99, the Company granted and accrued for fully vested warrants to purchase 206,912 shares of its common stock. The warrants were valued at $334,992 using the Black-Scholes option-pricing model and the following assumptions: an exercise price of $2.71, a 4.02% risk-free interest rate, a 5 year contractual term, a dividend rate of 0%, and 68% expected volatility. Of the total warrants granted, 137,567 warrants with an aggregate value of $222,770 were granted to employees of Two River Group Holdings, LLC (“Two River”), a related party, and its affiliates (Note 14). The remaining warrants were granted to outside consultants. The warrants were recorded as an expense and a liability during the year ended December 31, 2007. In March 2008, these warrants were issued in satisfaction of the accrued liability.

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

In connection with the April 2012 financing, the Company issued a total of 2,512,500 warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The warrants contain non-standard anti-dilution features, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price of the warrants will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used. Management used a binomial option pricing model to determine the warrant liability to be approximately $0.6 million on the date of issuance and $0.2 million at September 30, 2012. The binomial option pricing model is a generally accepted valuation model used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices, and their resulting probabilistic valuation. This valuation will be revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other expense on the statement of operations.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

The table below summarizes all outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2012.

Grant Date	Warrants Issued	Exercise Price Range	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
7/15/2009	2,909,695	$1.25-2.28	$1.84	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	$0.94	$0.94	4/20/2015	-	2,632,500
6/20/2011	2,750,000	$0.60	$0.60	6/19/2016	-	2,750,000
4/4/2012	2,512,500	$0.50	$0.50	4/3/2017	-	2,512,500
	10,804,695		$0.99		5,000	10,799,695

11. STOCK-BASED COMPENSATION

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

A summary of the status of the options issued under the Plan at December 31, 2012, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at December 31, 2010	2,279,441	6,911,564	$1.52
Options granted under the Plan	(1,110,000)	1,110,000	$0.68
Options exercised	-	(82,437)	$0.17
Options forfeited	60,133	(60,133)	$0.93
Balance at December 31, 2011	1,229,574	7,878,994	$1.52
Options granted under the Plan	-	-	$-
Options exercised	-	-	$-
Options expired	30,000	(30,000)
Options forfeited	3,277,948	(3,277,948)	$1.67
Balance at December 31, 2012	4,537,522	4,571,046	$1.24	$-

Exercisable at December 31, 2012		4,496,046	$1.25	$-

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

The Company estimated the fair value of each option award granted to employees using the Black-Scholes option-pricing model. No stock options were issued in 2012. The following assumptions we used for stock options issued in the year ended December 31, 2011:

December 31, 2011
Stock price	$0.56 to $0.78
Expected volatility	97%
Expected term	3-5 years
Dividend yield	0%
Risk-free interest rates	1-2%

The valuation assumptions were determined as follows:

•	Expected volatility – Management calculated the 200 day volatility from historical NLTX.QB stock prices.

•	Expected term – The expected term of the awards represents the period of time that the awards are expected to be outstanding. Management considered historical data and expectations for the future to estimate employee exercise and post-vest termination behavior.

•	Dividend yield – The estimate for annual dividends is zero, because the Company has not historically paid dividends and does not intend to in the foreseeable future.

•	Risk-free interest rates - The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

Share-based compensation is recognized only for those awards that are ultimately expected to vest. Only 4,726 performance options vested in 2012. The Company has applied an estimated forfeiture rate of 0% for those remaining performance options. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

Employee stock-based compensation costs for the year ended December 31, 2012 and 2011 and for the cumulative period from August 1, 2005 (inception) through December 31, 2012, are as follows:

	Year ended December 31,		Period from
			August 1, 2005 (inception)
	2012	2011	through December 31, 2012

General and administrative	$245,404	$375,518	$6,807,950
Research and development	67,286	410,070	1,551,203

Total	$312,690	$785,588	$8,359,153

The following table summarizes information about stock options outstanding at December 31, 2012:

	Outstanding			Exercisable

Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Total Shares	Weighted- Average Exercise Price
$0.09 to $0.57	1,586,533	6.01	$0.40	1,511,533	$0.40
$0.68 to $0.93	1,549,820	5.28	$0.82	1,549,820	$0.82
$1.46 to $2.71	1,104,693	5.68	$2.05	1,104,693	$2.05
$4.45	330,000	4.71	$4.50	330,000	$4.50
Total	4,571,046	5.59	$1.23	4,496,046	$1.25

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

The fair value of shares vested under the Plan for the year ended December 31, 2012 and 2011 and for the period from August 1, 2005 (inception) through December 31, 2012 were $633,391, $864,844, and $7,626,292 respectively.

Certain employees have been granted performance-based stock options that are subject to forfeiture based on the failure to achieve specified goals. The Company analyzed two years of annual performance measurements, and, based on that analysis, estimated forfeiture rates on performance-based stock options for future periods. For the cumulative period from August 1, 2005 (inception) through December 31, 2012, employees forfeited 396,797 shares related to performance-based options, which had a fair value of $655,532.

At December 31, 2012, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $14,777, which is expected to be recognized over a weighted-average vesting period of 0.5 years.

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

Stock-based compensation costs incurred for services by non-employees for the year ended December 31, 2012 and 2011, and for the cumulative period from August 1, 2005 (inception) through December 31, 2012 totaled $0, $20,740, and $ 498,095, respectively. These amounts were included in research and development expense in the accompanying Statements of Operations.

12. 401(k) SAVINGS PLAN

On April 1, 2007, the Company adopted a 401(k) savings plan (the “401(k) Plan”) for the benefit of its employees. Under the 401(k) Plan the Company is required to make contributions equal to 3% of eligible compensation for each eligible employee whether or not the employee contributes to the 401(k) Plan. The Company recorded compensation expenses of $0, $0 and $21,947 for the years ended December 31, 2012 and 2011 and for the cumulative period from August 1, 2005 (inception) through December 31, 2012, respectively. As of December 31, 2012, the Company has fully funded the 401(k) Plan.

13. INCOME TAXES

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2012, 2010 and the period from August 1, 2005 (inception) through December 31, 2012 and as of December 31, 2012 and 2011, had no amounts accrued for interest and penalties.

At December 31, 2012, the Company had no federal income tax expense or benefit but did have federal tax net operating loss carry-forwards of approximately $34,053,994, and an R&D credit carry-forward of $1,353,859. The federal net operating loss carry-forwards will begin to expire in 2026, unless previously utilized.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2012 and 2011 are shown below. A valuation allowance of $16,348,179 has been established to offset the net deferred tax assets at December 31, 2012, as realization of such assets is uncertain.

	For Years Ended December 31,
	2012	2011

Deferred tax assets
Research tax credit	$1,353,859	$1,388,835
Net operating loss carry forwards	13,621,597	12,766,139
Others	1,372,723	3,189,587

Total deferred tax asset	16,348,179	17,344,561

Deferred tax liability	-	-

Total net deferred tax asset	16,348,179	17,344,561
Valuation allowance	(16,348,179)	(17,344,561)

Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal and California state jurisdictions, which returns are generally subject to examination by federal authorities for all tax years from 2009 to present and by California authorities from 2008 to present.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2012 and 2011.

	Year ended December 31, 2012		Year ended December 31, 2011
	Amount	Rate	Amount	Rate

Federal Tax	$(643,633)	34.0%	$(1,660,827)	34.0%
State Tax	(110,447)	5.8%	(284,998)	5.8%
R&D Credit	(2,119)	3.3%	(14,700)	5.5%
Incentive Stock Options	(12,123)	8.0%	(20,360)	6.5%
Valuation Allowance	768,322	-51.2%	1,980,885	-51.8%
Net	$-	$-	$-	$-

14. RELATED PARTIES

On June 24, 2009, the Company entered into a services agreement with TRC to provide various clinical development, operational and administrative services to the Company for a period of one year.  Joshua A. Kazam, the Company’s President and Chief Executive Officer and director, and Arie S. Belldegrun, who was appointed to serve as a member of the Company’s Board of Directors on September 24, 2009, are each partners of TRC.  David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the services agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors.  None of the members of the special committee has any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009. Twenty-five percent of the stock options vested immediately and the remaining 75% were scheduled to vest pursuant to the achievement of certain milestones relating to the clinical development of cenderitide. On January 3, 2011, the final block of stock options vested. Of the 750,000 original stock options issued, 535,172 stock options vested with a total fair value of $353,976. On August 12, 2010, the special committee of the Company’s Board of Directors consisting of independent directors approved an extension of the services agreement with TRC and the issuance of fully-vested and immediately-exercisable stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.38 per share, which had an estimated fair value of $82,200 that was expensed on the date of grant.  On March 17, 2011, the Special Committee approved an amendment of the services agreement, pursuant to which the level of services to be provided by TRC was reduced and the monthly cash fee payable to TRC was reduced to $30,082 starting in July 2011 when certain services were eliminated. In August of 2012 the fee was reduced to $6,600 per month when additional services were eliminated. Additional operational and clinical development services may be provided by TRC, and billed to the Company, on an hourly basis.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the years ended December 31, 2012 and 2011 and for the period from August 1, 2005 (inception) through December 31, 2012, total cash services and reimbursed expenses totaled $238,346, $529,218 and $2,107,176, respectively. As of December 31, 2012 the Company has a payable to TRC of $16,139, all of which was paid during the first quarter of 2013.

15. COMMITMENTS AND CONTINGENCIES

On August 15, 2009, the Company relocated its primary office space to San Mateo, California. Under the terms of an open-ended lease, cancellable upon 60 days’ notice, the base rent is $2,000 per month. The office space is approximately 1,200 square feet. In connection with this lease, the Company made a $2,000 cash security deposit.

On June 18, 2012, the Company appointed Darlene Horton, M.D. to serve as its Chief Medical Officer. The terms of Dr. Horton’s appointment are set forth in a Consulting Agreement (the “Agreement”). The Agreement provides for a month-to-month term until terminated by either party upon 30 days’ written notice. Pursuant to the Agreement, Dr. Horton will serve as an independent contractor and will receive a monthly fee of $30,000 for her services as the Company’s Chief Medical Officer. The Agreement also provides that the Company will reimburse Dr. Horton for all reasonable, pre-approved expenses incurred in connection with her services to the Company. The Agreement includes customary confidentiality, assignment of inventions, and non-solicitation provisions.

On November 5, 2012, the Company entered into a letter agreement with Dr. Horton, pursuant to which Dr. Horton agreed to reduce her monthly salary to $100 effective November 1, 2012, and defer the balance of her $28,314 monthly base salary (the “Deferred Salary”) until such time as the Company completes an Interim Financing Event (defined below). The term “Interim Financing Event” means the consummation on or before December 31, 2013, of one or more transactions pursuant to which the Company shall have received, whether by a financing, strategic transaction or another means (or any combination thereof), an aggregate of at least $1,000,000 in gross proceeds. As of December 31, 2012, the Company has an accrual of $56,428, representing approximately 2 months of Deferred Salary.

On March 21, 2013, the Company entered into agreements with Dr. Horton and Daron Evans, the Company’s Chief Financial Officer, pursuant to which Dr. Horton and Mr. Evans will be entitled to certain payments upon a “Change of Control Transaction” (Note 16).

16. SUBSEQUENT EVENTS

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Positions Held
Darlene Horton, M.D.	51	President, Chief Executive Officer and Director
Daron Evans	39	Chief Financial Officer
Arie S. Belldegrun, M.D.	63	Director
Pedro Granadillo	66	Director
Peter M. Kash, Ed.D.	51	Director
Joshua A. Kazam	36	Director
Paul A. Mieyal, Ph.D.	43	Director
Gregory W. Schafer	48	Director

Darlene Horton, M.D. has served as our President, Chief Executive Officer, and Director since August 2012, and previously served as our Chief Medical Officer from June 2012 until her appointment as President and Chief Executive Officer. Previously, she served as Chief Medical Officer of Itero Biopharmaceuticals, Inc., a venture-backed biosimilar company. As a co-founder of Itero, she helped raise $17 million in capital and lead the development team. The product was successfully out-licensed to Watson Pharmaceuticals. Previous to Itero, Dr. Horton served as Senior Vice President, Clinical Research at Scios, Inc., a Johnson & Johnson (J&J) company. During her 12 year tenure at Scios, she was the clinical lead for Natrecor®, a commercial product indicated for the treatment of acute heart failure. Dr. Horton led the Natrecor® program from late-stage development through FDA approval and commercialization, and was also part of the senior management team at the time of Scios’s $2.4 billion acquisition by J&J. Dr. Horton also served as the Head of the Cardiovascular Therapeutic Area Center of Excellence for J&J pharmaceutical companies. Dr. Horton completed her fellowship in Pediatric Cardiology at the Cardiovascular Research Institute at the University of California San Francisco (UCSF), her residency in Pediatrics at UCSF, her M.D. at the University of Florida (UF) College of Medicine, and a B.S. in microbiology at UF. She is currently Assistant Clinical Professor in Pediatrics at UCSF.

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

Arie S. Belldegrun, M.D., FACS has been a director of Nile since September 2009. Dr. Belldegrun is Director of the Institute of Urologic Oncology at UCLA, Professor of Urology and Chief of the Division of Urologic Oncology. He holds the Roy and Carol Doumani Chair in Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles (UCLA). In 1997, Dr. Belldegrun founded Agensys, Inc., an early-stage privately-held biotechnology company based in Los Angeles, California, that is focused on the development of fully human monoclonal antibodies to treat solid tumor cancers in a variety of cancer targets. Dr. Belldegrun served as founding Chairman of Agensys from 1997 to 2002 and then as a director until December 2007, when the company was acquired by Astellas Pharma. Dr. Belldegrun served as Vice Chairman of the Board and Chairman of the Scientific Advisory Board of Cougar Biotechnology, Inc., a Los Angeles-based biopharmaceutical company, from December 2003 until its acquisition by Johnson & Johnson in July 2009. Since March 2008, Dr. Belldegrun has served as a director of Arno Therapeutics, Inc., a publicly-held, New Jersey-based biopharmaceutical company focused on the treatment of cancer patients.  Since February 2013, Dr. Belldegrun has also served as a director of Teva Pharmaceutical Industries Ltd., a publicly-held, Israeli-based pharmaceutical company. Dr. Belldegrun has also served as Executive Chairman of the Board of Directors of Kite Pharma, Inc., a privately-held, California-based biotechnology company dedicated to the development of pioneering immune-based cancer therapies, since its inception in 2009.  From February 2004 to December 2009, Dr. Belldegrun also served on the Board of Directors of Hana Biosciences, Inc., a publicly-held biopharmaceutical company. Dr. Belldegrun also serves as an officer of the managing member of Two River Consulting, LLC, an organization that provides management, consulting and operational services for development stage biotechnology companies, including Nile.  Dr. Belldegrun’s prior experience also includes serving as principal investigator of more than 50 clinical trials of anti-cancer drug candidates and therapies. Dr. Belldegrun completed his M.D. at the Hebrew University Hadassah Medical School in Jerusalem, his post graduate fellowship at the Weizmann Institute of Science and his residency in Urological Oncology at Harvard Medical School. Prior to UCLA, Dr. Belldegrun was at the National Cancer Institute/NIH as a research fellow in surgical oncology under Steven A. Rosenberg, M.D., Ph.D. He is certified by the American Board of Urology and is a Fellow of the American College of Surgeons and the American Association of Genitourinary Surgeons.

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

Joshua A. Kazam has served as a director of the Company since inception in August 2005, and previously served as our non-employee President and Chief Executive Officer from June 2009 until August 2012. Mr. Kazam also serves as an officer of the managing member of Two River Consulting, LLC, an organization that provides management, consulting and operational services for development stage biotechnology companies, including Nile. Mr. Kazam also serves as an officer and director of Riverbank Capital Securities, Inc. From 1999 to 2004, Mr. Kazam was a Managing Director of Paramount BioCapital, Inc. where he was responsible for ongoing operations of venture investments, and as the Director of Investment for the Orion Biomedical Fund, LP. Mr. Kazam also co-founded and served as a director of Arno Therapeutics, Inc., a publicly-held, New Jersey-based biopharmaceutical company focused on the treatment of cancer patients, from its inception in August 2005 until September 2010. Mr. Kazam currently serves as a director of Kirax Corporation (formerly Tigris Pharmaceuticals, Inc.) and Kite Pharma, Inc., both privately-held biotechnology companies, and Velcera, Inc., a privately-held specialty pharmaceutical company. Mr. Kazam is a graduate of the Wharton School of the University of Pennsylvania.

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

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as an early-stage public biopharmaceutical company. Our directors bring their leadership experience from a variety of life science companies and professional backgrounds which we require to continue to grow and bring value to our stockholders. Dr. Horton brings a wealth of clinical and operational expertise to us, including a deep knowledge of the heart failure space in particular, and her position as our President and Chief Executive Officer allows her to provide a unique insight into our development and growth. Dr. Kash, Mr. Kazam and Dr. Mieyal have venture capital or investment banking backgrounds and offer expertise in financing and growing small biopharmaceutical companies. Each of Dr. Belldegrun, Dr. Kash, Mr. Kazam, Dr. Mieyal and Mr. Schafer have significant experience with early stage private and public companies and bring depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Mr. Granadillo has extensive experience in the pharmaceutical industry, allowing him to contribute his significant operational experience. As a result of his experience in the role of chief financial officer of public companies, Mr. Schafer also bring extensive finance, accounting and risk management knowledge to us.

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

The following summary compensation table reflects cash and non-cash compensation for the 2012 and 2011 fiscal years awarded to or earned by (i) each individual serving as our principal executive officer during the fiscal year ended December 31, 2012; (ii) each individual that served as an executive officer at the end of the fiscal year ended December 31, 2012 and who received in excess of $100,000 in total compensation during such fiscal year; and (iii) one additional individual who received in excess of $100,000 in total compensation during such fiscal year but was not serving as an executive officer at the end of such fiscal year. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)(1)	All Other Compensation ($)		Total ($)

Darlene Horton, M.D. (2)	2012	$81,439	$–	$–	$–		$81,439
President & CEO

Daron Evans	2012	$275,000	$–	$–	$30,805	(3)	$305,805
Chief Financial Officer	2011	$252,083	$87,500	$20,893	$530	(3)	$361,006

Richard B. Brewer (4)	2012	$–	$–	$–	$–		$–
Former Executive Chairman	2011	$240,000	$–	$82,626	$–		$322,626

Joshua A. Kazam (5)	2012	$–	$–	$–	$–		$–
Former President & CEO	2011	$–	$–	$35,321	$–		$35,321

(1)	Amounts reflect the grant date fair value of awards granted under the Company’s Amended and Restated Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”. Assumptions used in the calculation of these amounts are included in Note 10 of the Notes to Audited Financial Statements included in this Annual Report. For awards that are subject to performance conditions, amounts reflect the assumption that the highest level of performance conditions will be achieved. See the “Outstanding Equity Awards at Fiscal Year-End” table, below, for information regarding all option awards outstanding as of December 31, 2012.

(2)	Dr. Horton was appointed President and Chief Executive Officer on August 6, 2012. Prior to her appointment as President and Chief Executive Officer, Dr. Horton served as the Company’s Chief Medical Officer pursuant to the terms of a consulting agreement dated June 18, 2012. Dr. Horton does not receive additional compensation for her service as a director of the Company. Dr. Horton’s 2012 salary excludes $56,428 in deferred compensation as the payment of this amount is not guaranteed and is contingent on the occurrence of certain events.

(3)	In 2012, represents $30,275 in accrued vacation paid and $530 in premiums paid for life insurance. In 2011, the amount represents premiums paid for life insurance.

(4)	Mr. Brewer served as our Executive Chairman from July 21, 2010 until his death on August 15, 2012. Mr. Brewer did not receive additional compensation for his service as a director of the Company.

(5)	Pursuant to the terms of our services agreement with Two River Consulting, LLC, or TRC, Mr. Kazam served as our non-employee President and Chief Executive Officer from June 2009 until Dr. Horton’s appointment as President and Chief Executive Officer on August 6, 2012. Mr. Kazam received no direct compensation for his services as President and Chief Executive Officer, though, as a principal owner of TRC, he indirectly received a portion of the monthly cash fees paid to TRC under the services agreement. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence.” Mr. Kazam also serves as a director of Nile, and amounts reflected in the summary compensation table represent compensation received solely for his services as a director in accordance with the standard compensation applicable to our other non-employee directors.

Employment Agreements and Post-Termination Benefits

Darlene Horton, M.D.  — President and Chief Financial Officer

Dr. Horton’s employment with us is governed by a letter agreement dated August 3, 2012, as amended on November 5, 2012 and March 21, 2013, respectively, which provides for Dr. Horton’s employment as our President and Chief Executive Officer for an indefinite term. The agreement provides for an initial monthly base salary of $28,314, and if she remains employed as of the date of a “compensation adjustment event,” then (i) her annualized base salary will be increased to $400,000, (ii) she will become eligible to receive an annual performance cash bonus in an amount up to 30% of her annualized base salary, and (iii) she will be granted a 10-year stock option to purchase a number of shares of our common stock equal to 5% of the then issued and outstanding shares of common stock at an exercise price equal to the current market price of the common stock on the date of grant. The stock option will vest ratably over a three-year period with respect to 50% of the underlying shares and over a three-year period upon the achievement of specified performance criteria with respect to the remaining 50% of the shares. For purposes of the agreement, the term “compensation adjustment event” means the date on which we secure sufficient capital, whether by a financing or strategic transaction (or any combination thereof) or another means, in order to enable us to initiate and fund to completion a Phase 2 clinical trial of cenderitide.

On November 5, 2012, Dr. Horton agreed to reduce her monthly salary to $100 effective November 1, 2012, and defer the balance of her $28,314 monthly base salary until such time as we complete an Interim Financing Event. The term “Interim Financing Event” means the consummation on or before December 31, 2013, of one or more transactions pursuant to which we receive, whether by a financing, strategic transaction or another means (or any combination thereof), an aggregate of at least $1,000,000 in gross proceeds.

The agreement provides that if we terminate Dr. Horton’s employment without “cause” at any time after the date of a compensation adjustment event, then she will be entitled to continue receiving her then current annualized base salary and medical benefits (the “Severance Benefits”) for a period of six months following such termination; provided, however, that if such termination occurs more than one year after the compensation adjustment event, then Dr. Horton will be entitled to receive the Severance Benefits for one year following such termination. For purposes of the agreement, the term “cause” means the following conduct or actions taken by Dr. Horton: (i) breach of any material term of the agreement or the confidentiality, non-competition and invention assignment agreement executed by Dr. Horton as a condition of her employment; (ii) conviction of any felony or other crime of moral turpitude; (iii) any act of fraud or dishonesty injurious to us or our reputation; (iv) continual failure or refusal to perform her employment duties; (v) any act or omission that, in our reasonable determination, indicates alcohol or drug abuse by Dr. Horton; or (vi) engagement in any form of harassment prohibited by law.

The agreement originally provided that if, prior to the date of a compensation adjustment event, we completed a Change of Control Transaction (as defined in the agreement) and Dr. Horton’s employment was terminated by us (or any successor entity) without cause during the period beginning on the effective date of the Change of Control Transaction and ending on the six-month anniversary of such effective date, then she would have been entitled to receive a cash payment equal to 5% of the applicable Change of Control Proceeds (as defined in the agreement).

On March 21, 2013, the payment terms described in the preceding paragraph were amended to provide that if, prior to December 31, 2013, we complete a Change of Control Transaction in which either (i) the outstanding shares of our common stock are exchanged for securities of another corporation, or (ii) we issue share of our common stock, with no securities or other consideration paid or payable to holders of our common stock (e.g., a merger transaction in which we acquire another corporation in exchange for shares of our common stock), then Dr. Horton will be entitled to receive, immediately prior to the effective time of the Change of Control Transaction, a number of shares of our common stock equal to 5% of the shares of common stock then outstanding on a fully-diluted basis.

The March 21, 2013 amendment further provides that if, prior to December 31, 2013, we complete a Change of Control Transaction other than as described in the preceding paragraph, then Dr. Horton will be entitled to receive a cash payment, on the date of such Change of Control Transaction, equal to 5% of the applicable Change of Control Proceeds (as defined in the agreement).

Prior to her appointment as President and Chief Executive Officer, Dr. Horton served as our Chief Medical Officer pursuant to the terms of a consulting agreement dated June 18, 2012, which agreement was terminated upon Dr. Horton’s appointment as President and Chief Executive Officer.

Daron Evans — Chief Financial Officer

Mr. Evans’ employment with us was initially governed by an employment agreement dated January 19, 2007, as amended on August 19, 2007 and March 4, 2008, respectively. The employment agreement, which initially provided for Mr. Evans’s employment as Chief Operating Officer of our predecessor entity, a privately-held Delaware corporation, or Old Nile, provides for a term that expired on February 13, 2010. Despite the expiration of the employment agreement, Mr. Evans employment with us continues on an indefinite basis on substantially the same compensation terms. Under his former employment agreement, Mr. Evans was initially entitled to an annual base salary of $175,000. Mr. Evans’ annual base salary was increased to $200,000 as of January 1, 2009, to $250,000 as of July 15, 2010, and to $275,000 as of December 1, 2011. In addition, Mr. Evans is eligible to receive an annual performance bonus of up to 30% of his annual base salary upon the successful completion of annual corporate and individual milestones.

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

Pursuant to a Severance Benefits Agreement dated July 24, 2010, if Mr. Evans’ employment had been terminated by us other than for cause, Mr. Evans would have been entitled, upon execution of a customary release, to continued payment of his then-current base salary for a period of six months.

On March 21, 2013, we entered into a letter agreement with Mr. Evans, pursuant to which he agreed to reduce his monthly salary to $100 effective February 1, 2013, and defer the balance of his $22,917 monthly base salary until such time as we complete an Interim Financing Event (as defined above).

The March 21, 2013 agreement further provides that if, prior to December 31, 2013, we complete a Change of Control Transaction in which either (i) the outstanding shares of our common stock are exchanged for securities of another corporation, or (ii) we issue share of our common stock, with no securities or other consideration paid or payable to holders of our common stock (e.g., a merger transaction in which we acquire another corporation in exchange for shares of our common stock), then Mr. Evans will be entitled to receive, immediately prior to the effective time of the Change of Control Transaction, a number of shares of our common stock equal to 4.5% of the shares of common stock then outstanding on a fully-diluted basis.

The agreement further provides that if, prior to December 31, 2013, we complete a Change of Control Transaction other than as described in the preceding paragraph, then Mr. Evans will be entitled to receive a cash payment, on the date of such Change of Control Transaction, equal to 4.5% of the applicable Change of Control Proceeds (as defined in the agreement).

In consideration of the foregoing, the March 21, 2013 agreement provides that we shall have no further obligations pursuant to the Severance Benefits Agreement dated July 24, 2010.

Richard B. Brewer — Former Executive Chairman

Mr. Brewer served as our Executive Chairman until his death on August 15, 2012. Mr. Brewer’s employment as our Executive Chairman was subject to the terms of a letter agreement dated July 15, 2010. In accordance with the agreement, Mr. Brewer was entitled to an annual salary of $240,000. In addition, upon Mr. Brewer’s appointment, we issued to him a 10-year stock option to purchase 450,000 shares of our common stock at an exercise price of $0.32 per share and which was immediately exercisable. In addition, following the effective date of the amendment of our 2005 Stock Option Plan, we issued to Mr. Brewer a second 10-year option to purchase 900,000 shares of our common stock at an exercise price of $0.37 per share, vesting and becoming exercisable in eight equal quarterly installments commencing September 30, 2011, with such vesting accelerating in the event of a “change of control” (as defined under our 2005 Stock Option Plan). Both stock options were awarded pursuant to our 2005 Stock Option Plan and terminated pursuant to their terms on November 13, 2012, 90 days after Mr. Brewer’s death.

On May 14, 2012, we entered into a letter agreement with Mr. Brewer, terminating Mr. Brewer’s status as a part-time employee, but providing that he would continue serving as our Executive Chairman as a non-employee. In addition, the letter agreement provided that Mr. Brewer’s compensation would be reduced from $240,000 per year to $100,000 per year. The change in Mr. Brewer’s status from employee to non-employee resulted from of his acceptance of full-time employment as chief executive officer of Myrexis, Inc.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at December 31, 2012:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Darlene Horton, M.D.	—	—	—	—	—

Daron G. Evans	409,696	—	—	2.71	09/17/2017
	49,020	—	—	0.88	01/15/2019
	85,628	—	—	0.89	06/24/2019	(1)
	166,667	33,333	—	0.30	07/08/2020	(2)
	208,333	41,667	—	0.37	07/26/2020	(2)
	50,000	—	—	0.69	04/18/2021

Richard B. Brewer (3)	—	—	—	—	—

Joshua A. Kazam (4)	50,000	—	—	4.50	01/25/2018
	25,000	—	—	0.93	12/22/2018
	65,000	—	—	1.77	07/21/2019
	80,000	—	—	0.37	07/26/2020
	80,000	—	—	0.73	05/10/2021

(1)	Option granted on June 24, 2009 to purchase up to a maximum of 100,000 shares, of which the right to purchase 25,000 vested immediately and the right to purchase remaining shares vested subject to the performance of specified clinical development milestones in two installments of up to 50,000 shares and up to 25,000 shares. On February 15, 2010, Mr. Evans’ right to purchase 42,500 of such 50,000-share installment vested and the remaining 7,500 shares of such installment were forfeited. On January 3, 2011, Mr. Evans’ right to purchase 18,128 shares of the final 25,000-share installment vested and the remaining 6,872 shares were forfeited.
(2)	Option vests in 12 equal quarterly installments commencing September 30, 2010.
(3)	All stock options previously held by Mr. Brewer terminated pursuant to their terms on November 13, 2012, 90 days after Mr. Brewer’s death.
(4)	All stock options held by Mr. Kazam were awarded as compensation for his services as a director.

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

Prior to the adoption of this plan, our non-employee directors did not receive any cash fees for their service, but were periodically awarded stock options. No option awards were granted to our directors for their service in 2012.

Name (1)	Fees Earned or Paid in Cash	Option Awards (2)	Total
Arie S. Belldegrun, M.D.	$—	$—	$—
Pedro Granadillo	—	—	—
Peter M. Kash, Ed.D.	—	—	—
Joshua A. Kazam (3)	—	—	—
Frank Litvack, M.D. (4)	—	—	—
Paul A. Mieyal, Ph.D.	—	—	—
Gregory W. Schafer	—	—	—

(1)	Darlene Horton, M.D., our President and Chief Executive Officer, has been omitted from this table since she receives no additional compensation for serving on our Board. Richard B. Brewer, our Executive Chairman until his death on August 15, 2012, has also been omitted from this table since he received no additional compensation for serving on our Board.
(2)	Amounts reflect the grant date fair value of awards granted under the Company’s Amended and Restated Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”. Assumptions used in the calculation of these amounts are included in Note 10 of the Notes to Audited Financial Statements included in this Annual Report.
(3)	Pursuant to the terms of our services agreement with Two River Consulting, LLC, or TRC, Mr. Kazam served as our non-employee President and Chief Executive Officer from June 2009 until Dr. Horton’s appointment as President and Chief Executive Officer on August 6, 2012. Mr. Kazam received no direct compensation for his services as President and Chief Executive Officer, though, as a principal owner of TRC, he indirectly received a portion of the monthly cash fees paid to TRC under the services agreement. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence.” Amounts reflected in the table above represent compensation received solely for Mr. Kazam’s services as a director in accordance with the standard compensation applicable to our other non-employee directors.
(4)	Dr. Litvack resigned from the Board effective as of October 28, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of June 19, 2013 by:

•	each of our directors,

•	each named executive officer as defined and named in the Summary Compensation Table appearing herein,

•	all of our current directors and executive officers as a group, and

•	each person known by us to beneficially own more than five percent of our common stock (based on information supplied in Schedules 13D and 13G filed with the Securities and Exchange Commission).

Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock shown to be held by that person. The address of each named executive officer and director, unless indicated otherwise, is c/o Nile Therapeutics, Inc., 63 Bovet Rd., Suite 421, San Mateo, California 94402.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (1)
Named Executive Officers and Directors:
Darlene Horton	—	—
Richard B. Brewer	—	—
Joshua A. Kazam (2)	3,036,157	6.9
Daron Evans (3)	1,056,423	2.4
Arie S. Belldegrun (4)	1,558,086	3.5
Pedro Granadillo (5)	402,588	*
Peter M. Kash (6)	2,836,641	6.5
Paul A. Mieyal	—	—
Gregory W. Schafer (5)	375,100	*
Directors and executive officers as a group (8 individuals)	9,099,465	19.4

5% Stockholders:
Wexford Capital LP (7)	2,923,619	6.7
411 West Putnam Avenue
Greenwich, CT 06830
Stonepine Capital, L.P. (8)	4,123,500	9.2
475 Gate Five Road, Suite 320
Sausalito CA 94965

*  Represents less than 1%.

(1)	Based on 43,062,231 shares of our common stock outstanding as of June 19, 2013. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.
(2)	Includes (i) 300,000 shares issuable upon the exercise of stock options held by Mr. Kazam; (ii) 338,028 shares issuable upon the exercise of outstanding warrants held by Mr. Kazam; (iii) 613,841 shares held by the Kazam Family Trust, of which Mr. Kazam’s spouse is the trustee and his children are beneficiaries, and as to which Mr. Kazam’s disclaims beneficial ownership except to the extent of any pecuniary interest therein; (iv) 165,530 shares held by Mr. Kazam’s spouse as custodian for the benefit of their minor children, to which Mr. Kazam disclaims beneficial ownership except to the extent of his pecuniary interest therein; and (v) 165,530 shares held by the Kash Family Foundation, of which Mr. Kazam is trustee but as to which he has no pecuniary interest.
(3)	Includes (i) 1,006,844 shares issuable upon the exercise of stock options held by Mr. Evans; (ii) 13,327 shares issuable upon the exercise of warrants held by Mr. Evans; and (iii) a total of 10,600 shares held by Mr. Evans’ spouse and minor children.
(4)	Includes (i) 246,666 shares issuable upon the exercise of stock options held by Dr. Belldegrun, (ii) 76,935 shares held by Leumi Overseas Trust Corp. Ltd. as Trustee of the BTL Trust, (iii) 129,600 shares held by the Belldegrun Family Trust, of which 64,800 shares are issuable upon the exercise of warrants, (iv) 486,400 shares held by the Arie S. Belldegrun M.D. Inc. Profit Sharing Plan, including 243,200 shares issuable upon the exercise of warrants, (v) 584,000 shares held by Leumi Overseas Trust Corp. Ltd. as Trustee of the Tampere Trust, of which 292,000 shares are issuable upon the exercise of warrants, and (vi) 34,485 shares held by Bellco Capital, LLC. Dr. Belldegrun disclaims beneficial ownership of the shares and warrants held by Leumi Overseas Trust Corp. Ltd. as Trustee of each of the BTL Trust and the Tampere Trust, except to the extent of his beneficiary interest therein.

(5)	Includes 375,000 shares issuable upon the exercise of stock options.
(6)	Includes (i) 335,000 shares issuable upon the exercise of stock options held by Dr. Kash, (ii) 243,314 shares issuable upon the exercise of warrants held by Dr. Kash, (iii) 496,589 shares held by Dr. Kash’s spouse as custodian for the benefit of their minor children under the UGMA, to which Dr. Kash disclaims beneficial ownership except to the extent of his pecuniary interest therein, and (iv) 165,530 shares held by the Kash Family Foundation.
(7)	Includes (i) 1,910,103 shares held by Iota Investors LLC, a Delaware limited liability company (“Iota Investors”), (ii) five year warrants to purchase 16,841 shares at an exercise price of $2.71 per share held by Iota Investors, and (iii) 696,675 shares held by Wexford Spectrum Investors LLC, a Delaware limited liability company (“Wexford Spectrum”). Wexford Capital LP, a Delaware limited partnership (“Wexford Capital”), is a registered Investment Advisor and also serves as an investment advisor or sub-advisor to the members of Iota Investors and Wexford Spectrum. Wexford GP LLC, a Delaware limited liability company (“Wexford GP”), is the general partner of Wexford Capital. Mr. Charles E. Davidson is chairman, a managing member and a controlling member of Wexford GP and Mr. Joseph M. Jacobs is president, a managing member and a controlling member of Wexford GP. Beneficial ownership also includes 300,000 shares issuable upon the exercise of stock options that have been assigned to Wexford Capital by Dr. Mieyal, a director of Nile and vice president of Wexford Capital.
(8)	Represents 2,136,000 shares of common stock held by Stonepine Capital, L.P., warrants to purchase 1,800,000 shares of common stock at a per share price of $0.60, and warrants to purchase 187,500 shares of common stock at a per share price of $0.50. Stonepine Capital Management, LLC is the general partner of Stonepine Capital, L.P. Beneficial ownership information is based on information known to the Company and a Schedule 13G/A filed with the SEC on February 14, 2013, by Stonepine Capital Management, LLC and Stonepine Capital, L.P.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Amended and Restated 2005 Stock Option Plan (the “Plan”), which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2012 with respect to the Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders:
Amended and Restated 2005 Stock Option Plan	4,582,636	$1.24	4,525,932
Total	4,582,636	$1.24	4,525,932

ITEM 13.	certain relationships and related transactions, and director independence

Certain Relationships and Related Transactions

Two River Consulting, LLC

On June 24, 2009, we entered into a services agreement with Two River Consulting, LLC, or TRC, to provide us with various clinical development, operational and administrative services, including the services of Joshua A. Kazam as our President and Chief Executive Officer, for a period of one year. As compensation for such services, we paid to TRC a monthly cash fee of $65,000 and we issued stock options to purchase up to an aggregate of 750,000 shares of our common stock at a price per share equal to $0.89, the closing sale price of our common stock on June 24, 2009. Shares relating to 25% of this option vested immediately and the remaining shares were scheduled to vest pursuant to the achievement of certain milestones relating to the development of cenderitide. In February 2010, an additional 318,750 shares subject to this option vested and 56,250 shares subject to the option were forfeited. On January 3, 2011, an additional 135,957 shares vested and the remaining 51,543 shares lapsed and were forfeited. Instead of issuing the stock option to TRC, at TRC’s direction, the options were issued to designated employees of TRC who are engaged in performing the services under the services agreement.  On August 12, 2010, we and TRC entered into an amendment to the services agreement to extend the term of the agreement and provide that it will continue on a month-to-month basis until otherwise terminated by one of the parties upon 30 days’ notice. We also agreed to issue to designees of TRC a 5-year stock option to purchase 250,000 shares of our common stock at a price per share of $0.38, the closing sale price of the common stock on August 12, 2010. The stock option was fully vested and immediately exercisable at the time of grant.  On March 17, 2011, we and TRC entered into a second amendment to the services agreement, pursuant to which the level of services to be provided by TRC was reduced and the monthly cash fee payable to TRC was reduced to $31,702. The monthly cash fee was further reduced to $30,082 in July 2011 and to $28,600 in April 2012 when certain services were eliminated. On August 1, 2012, we and TRC agreed that, upon the appointment of Dr. Horton as our full-time President and Chief Executive Officer, the monthly fee payable under the services agreement would be reduced to $6,600 to reflect the termination of Mr. Kazam’s services as President and Chief Executive Officer.

Mr. Kazam, our former President & Chief Executive Officer and a current director, Arie S. Belldegrun, a current director, and David M. Tanen, a director of the Company until September 2009, are the principal owners of TRC. None of Messrs. Kazam and Tanen and Dr. Belldegrun received any of the stock options issued by us pursuant to the services agreement. The terms of the services agreement with TRC, including the amendments thereto, were reviewed and approved by a special committee of our Board of Directors consisting of Pedro Granadillo, Paul Mieyal and Greg Schafer. None of the members of the special committee has any interest in TRC or the services agreement.

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

Peter M. Kash, a director of our Company, and Joshua A. Kazam, our former President and Chief Executive Officer and a director, are each officers of Riverbank.  Dr. Kash was allocated a portion of the warrants issuable to Riverbank.  In light of our relationships with Dr. Kash and Mr. Kazam, the selection of the Riverbank as a placement agent and the terms of the engagement were reviewed and approved by a special committee of the our Board of Directors consisting of disinterested directors with no affiliation to Riverbank or its affiliates.

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors, in consultation with legal counsel, has determined that Messrs. Granadillo and Schafer and Drs. Kash and Mieyal are “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

The following is a summary of the fees billed to us by Crowe Horwath LLP, our independent registered public accounting firm, for professional services rendered for fiscal years ended December 31, 2012 and 2011:

	Fiscal Year Ended December 31,
Service Category	2012	2011
Audit Fees	$100,880	$113,500
Audit-Related Fees	2,044	2,044
Tax Fees	6,500	6,500
All Other Fees	—	—
Total Fees	$109,424	$121,544

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

Audit Committee Pre-Approval Process

Pursuant to our Audit Committee Charter, before the independent registered public accounting firm is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent registered public accounting firm. Audit Committee pre-approval of non-audit services (other than review and attest services) also is not be required if such services fall within available exceptions established by the SEC. None of the services provided by our independent registered public accounting firm for fiscal 2011 or 2012 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Agreement and Plan of Merger, by and among SMI Products, Inc., Nile Merger Sub, Inc., and Nile Therapeutics, Inc. dated as of August 15, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 17, 2007).

3.1	Certificate of Incorporation of Nile Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 9, 2007).

3.2	Bylaws of Nile Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 9, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 21, 2007).

4.2	Form of Warrant issued to investors in July 2009 private placement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 13, 2009).

4.3	Form of Warrant issued to placement agent in July 2009 private placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed August 13, 2009).

4.4	Warrant Agreement between Nile Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated April 21, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 22, 2010).

4.5	Form of Unit Warrant issued to investors in April 2010 public offering (included as part of Exhibit 4.4 hereof).

4.6	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 public offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 22, 2010).

4.7	Form of Warrant issued to investors in June 2011 private placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 24, 2011).

4.8	Form of Warrant issued to investors in March 2012 registered offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 2, 2012).

4.9	Form of Note issued to various accredited investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2013).

10.1	Employment Agreement between Nile Therapeutics, Inc. and Daron Evans dated January 19, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

10.2	Amendment No. 1 to Employment Agreement between Nile Therapeutics, Inc. and Daron Evans dated August 19, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

10.3	Amendment of Employment Agreement, by and between Nile Therapeutics, Inc. and Daron Evans, dated March 4, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 5, 2008).*

10.4	Amendment of Incentive Stock Option Agreement, by and between Nile Therapeutics, Inc. and Daron Evans, dated March 4, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 5, 2008).*

10.5	Technology License Agreement between the Company and Mayo Foundation for Medical Education and Research, dated January 20, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 21, 2007).+

10.6	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

10.7	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

Exhibit No.	Description

10.8	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed September 21, 2007).*

10.9	Technology License Agreement between the Company and Mayo Foundation for Medical Education and Research, effective as of June 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008).+

10.10	Form of Indemnification Agreement entered into between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 3, 2010).*

10.11	Form of Securities Purchase Agreement entered into among the Company and various accredited investors on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2009).

10.12	Services Agreement dated June 24, 2009 between Nile Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2009).

10.13	Underwriting Agreement between the Company and Maxim Group LLC, as representative of the underwriters named on Schedule A thereto, dated April 21, 2010 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed April 22, 2010).

10.14	Letter Agreement between Nile Therapeutics, Inc. and Richard Brewer, dated July 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2010).*

10.15	Severance Benefits Agreement between Nile Therapeutics, Inc. and Daron Evans, dated July 24, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 27, 2010).*

10.16	Summary terms of compensation plan for directors of Nile Therapeutics, Inc., as amended July 26, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 27, 2010).*

10.17	Amendment No. 1 to Services Agreement between Nile Therapeutics, Inc. and Two River Consulting, LLC, dated August 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2010).

10.18	Clinical Trial Funding Agreement between Nile Therapeutics, Inc. and Medtronic, Inc., dated February 25, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).+

10.19	Amendment No. 2 to Services Agreement between Nile Therapeutics, Inc. and Two River Consulting, LLC, dated March 17, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).

10.20	Form of Securities Purchase Agreement entered into among Nile Therapeutics, Inc. and various accredited investors on June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2011).

10.21	Placement Agent Agreement dated March 30, 2012, between Nile Therapeutics, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed April 2, 2012).

10.22	Form of Subscription Agreement entered into between Nile Therapeutics, Inc. and various investors on March 30, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 2, 2012).

10.23	Consulting Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated June 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2012).*

10.24	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated August 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2012).*

10.25	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated November 5, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2012).*

10.26	Form of Convertible Note Purchase Agreement entered into among Nile Therapeutics, Inc. and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2013).

10.27	Form of Security Agreement entered into among Nile Therapeutics, Inc. and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 22, 2013).

Exhibit No.	Description

10.28	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated March 21, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 22, 2013).*

10.29	Letter Agreement between Nile Therapeutics, Inc. and Daron Evans, dated March 21, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 22, 2013).*

23.1	Consent of Crowe Horwath LLP.

24.1	Power of Attorney (included on signature page hereof).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Nile Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2012 and 2011, (ii) Statements of Operations for the years ended December 31, 2012 and 2011, and for the period from August 1, 2005 (inception) through December 31, 2012, (iii) Statement of Stockholders’ Equity (Deficit) for the period from August 1, 2005 (inception) through December 31, 2012, (iv) Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period from August 1, 2005 (inception) through December 31, 2012, and (v) Notes to Financial Statements. ^

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
^	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 21, 2013.

NILE THERAPEUTICS, INC.

By:	/s/ Darlene Horton
Darlene Horton, M.D.
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Nile Therapeutics, Inc., hereby severally constitute Darlene Horton, M.D. and Daron Evans, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Nile Therapeutics, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darlene Horton	Chief Executive Officer and Director	June 21, 2013
Darlene Horton, M.D.	(Principal Executive Officer)

/s/ Daron Evans	Chief Financial Officer	June 21, 2013
Daron Evans	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Director	June 21, 2013
Arie Belldegrun, M.D.

/s/ Pedro Granadillo	Director	June 21, 2013
Pedro Granadillo

/s/ Peter M. Kash	Director	June 21, 2013
Peter M. Kash, Ed.D.

/s/ Joshua Kazam	Director	June 21, 2013
Joshua Kazam

/s/ Paul A. Mieyal	Director	June 21, 2013
Paul A. Mieyal, Ph.D.

/s/ Gregory W. Schafer	Director	June 21, 2013
Gregory W. Schafer

INDEX OF EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Nile Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2012 and 2011, (ii) Statements of Operations for the years ended December 31, 2012 and 2011, and for the period from August 1, 2005 (inception) through December 31, 2012, (iii) Statement of Stockholders’ Equity (Deficit) for the period from August 1, 2005 (inception) through December 31, 2012, (iv) Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period from August 1, 2005 (inception) through December 31, 2012, and (v) Notes to Financial Statements. ^

^	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

