Form 10-Q
period 2013-03-31
Nile Therapeutics, Inc.
filed 2013-06-21
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”), that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in our Form 10-K and in this report should be considered in evaluating our prospects and future financial performance.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$285,032	$46,716
Prepaid expenses and other current assets	112,743	124,912
Deferred financing fees	6,506	-

Total current assets	404,281	171,628

Property and equipment, net	1,159	3,488
Other noncurrent assets	9,868	51,938

Total assets	$415,308	$227,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$249,351	$182,916
Accrued expenses and other current liabilities	202,203	131,928
Notes payable, net of unamortized discount of $259,026	190,974	-
Due to related party	6,600	16,139

Total current liabilities	649,128	330,983

Warrant liability	408,842	63,384

Total liabilities	1,057,970	394,367

Commitments and contingencies

Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
43,062,231 shares issued and outstanding	43,062	43,062
Additional paid-in capital	46,505,056	46,497,642
Deficit accumulated during the development stage	(47,190,780)	(46,708,017)

Total stockholders' (deficit) equity	(642,662)	(167,313)

Total liabilities and stockholders' equity	$415,308	$227,054

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Period from August 1,
			2005 (inception) through
	2013	2012	March 31, 2013
Income:
Grant income	$-	$-	$482,235
Collaboration income	-	195,500	1,550,000

Total income	-	195,500	2,032,235

Operating expenses:
Research and development	62,605	465,353	31,082,425
General and administrative	262,475	500,020	18,200,346

Total operating expenses	325,080	965,373	49,282,771

Loss from operations	(325,080)	(769,873)	(47,250,536)

Other income (expense):
Interest income	40	244	795,232
Interest expense	(13,018)	-	(1,286,752)
Other income (expense)	(144,705)	(2,250)	551,276

Total other income (expense)	(157,683)	(2,006)	59,756

Net loss	$(482,763)	$(771,879)	$(47,190,780)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted-average common shares outstanding	43,062,231	39,712,231

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO MARCH 31, 2013

(unaudited)

	COMMON STOCK			DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE	TOTAL
			PAID-IN	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT) EQUITY
Issuance of common shares to found\ers	13,794,132	$13,794	$(8,794)	$-	$5,000

Founders shares returned to treasury	(1,379,419)	-	-	-	-

Net loss	-	-	-	(10,043)	(10,043)

Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)

Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500

Issuance of stock options for services	-	-	10,000	-	10,000

Net loss	-	-	-	(2,581,972)	(2,581,972)

Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)

Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236

Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000

Common shares sold in private placement, net of
issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747

Warrants issued in connection with note conversion	-	-	288,000	-	288,000

Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165

Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463

Reverse merger transaction

Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)

Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218

Employee stock-based compensation	-	-	1,902,298	-	1,902,298

Non-employee stock-based compensation	-	-	(667)	-	(667)

Net loss	-	-	-	(10,302,795)	(10,302,795)

Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932

Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992

Employee stock-based compensation	-	-	2,436,603	-	2,436,603

Non-employee stock-based compensation	-	-	13,687	-	13,687

Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000

Net loss	-	-	-	(13,131,596)	(13,131,596)

Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	$5,103,618

Employee stock-based compensation	-	-	1,772,597	-	1,772,597

Non-employee stock-based compensation	-	-	473,584	-	473,584

Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,284,484	-	3,287,175

Stock option and warrant exercises	245,025	245	217,228	-	217,473

Net loss	-	-	-	(7,872,297)	(7,872,297)

Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150

Employee stock-based compensation	-	-	1,142,552	-	1,142,552

Non-employee stock-based compensation	-	-	(19,249)	-	(19,249)

Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699

Stock option and warrant exercises	68,970	69	6,138	-	6,207

Net loss	-	-	-	(6,031,491)	(6,031,491)

Balance at December 31, 2010	34,629,794	34,630	42,492,432	(39,930,194)	2,596,868

Employee stock-based compensation	-	-	785,587	-	785,587

Non-employee stock-based compensation	-	-	20,740	-	20,740

Stock option and warrant exercises	82,437	82	13,666	-	13,748

Units sold in private placement, net of issuance costs of $201,434	5,000,000	5,000	2,293,566	-	2,298,566

Net loss	-	-	-	(4,884,786)	(4,884,786)

Balance at December 31, 2011	39,712,231	39,712	45,605,991	(44,814,980)	830,723

Employee stock-based compensation	-	-	312,690	-	312,690

Units sold in private placement, net of issuance costs of $145,793	3,350,000	3,350	1,190,857	-	1,194,207

Warrants issued in connection with offering	-	-	(611,896)	-	(611,896)

Net loss	-	-	-	(1,893,037)	(1,893,037)

Balance at December 31, 2012	43,062,231	43,062	46,497,642	(46,708,017)	(167,313)

Employee stock-based compensation	-	-	7,414	-	7,414

Net loss	-	-	-	(482,763)	(482,763)

Balance at March 31, 2013	43,062,231	$43,062	$46,505,056	$(47,190,780)	$(642,662)

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,		Period from August 1, 2005 (inception)
			through
	2013	2012	March 31, 2013
Cash flows from operating activities
Net loss	$(482,763)	$(771,879)	(47,190,780)

Adjustment to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	1,022	1,793	327,926
Stock-based compensation	7,414	171,815	10,625,564
Warrant liability	142,058	-	(406,454)
Write-off of intangible assets	-	-	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	1,307	-	38,031
Noncash interest expense	13,018	-	364,183

Changes in operating assets and liabilities
Prepaid expenses and other current assets	4,519	50,911	(120,393)
Other non-current assets	42,070	-	(9,868)
Accounts payable	66,435	(110,683)	249,351
Accrued expenses and other current liabilities	70,275	(4,816)	202,203
Due to related party	(9,539)	59,399	6,600

Net cash used in operating activities	(144,184)	(603,460)	(35,035,344)

Cash flows from investing activities
Purchase of property and equipment	-	-	(130,855)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	-	(345,591)
Net cash used in investing activities	-	-	(473,946)

Cash flows from financing activities
Proceeds from issuance of notes payable	382,500	-	5,882,500
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	-	-	237,428
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement, net	-	-	31,169,394

Net cash provided by financing activities	382,500	-	35,794,322

Net increase (decrease) in cash and cash equivalents	238,316	(603,460)	285,032
Cash and cash equivalents at beginning of period	46,716	1,039,190	-

Cash and cash equivalents at end of period	$285,032	$435,730	$285,032

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in satisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors in connection with private placements		$-	$5,721,000
Warrants issued to investors in connection with registered direct offering	$-	$-	$611,896
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2013, its efforts have been principally devoted to developing its licensed technologies, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full 2013 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

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

Warrant Liability

The Company accounts for the warrants issued in connection with the March 2013 convertible note issuance (Note 6) and the April 2012 financing (Note 8) in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with the April 2012 financing, have been estimated by management using a binomial options pricing model. The binomial option pricing model is a generally accepted valuation model used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices, and their resulting probabilistic valuation. In connection with the March 2013 convertible note issuance, the Company estimated the fair value of the embedded derivative warrant liability by using the Black-Scholes option-pricing model.

3. LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT’S PLANS

The Company has experienced net losses since its inception and has an accumulated deficit of approximately $47.2 million at March 31, 2013. Cash resources as of March 31, 2013 were approximately $0.3 million, compared to $0.05 million as of December 31, 2012. Based on its currently available cash resources, the Company believes that it only has sufficient capital to fund its minimal operating expenses until the end of the second quarter of 2013. The Company will need to raise additional capital to fund any clinical development and to otherwise continue operations beyond the second quarter of 2013. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. Potentially dilutive securities include:

	March 31, 2013	March 31, 2012
Warrants to purchase common stock	-	-
Options to purchase common stock	-	2,750,000
Total potentially dilutive securities	-	2,750,000

For the three months ended March 31, 2013 and 2012, warrants and options to purchase 15,080,741 and 14,336,818 shares, respectively, have been excluded from the above computation of potentially dilutive securities, respectively, as their exercise prices are greater than the average market price per common share for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

In addition to the potential milestone payments discussed above, the Cenderitide License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period from August 1, 2005 (inception) through March 31, 2013, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares of common stock. No such grant income has been received or shares issued since the year ended December 31, 2008.

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

As of March 31, 2013, the Company was not in compliance with several terms of the Cenderitide License Agreement, including, but not limited to, provisions requiring the Company to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of cenderitide. The Company is in discussions with the Mayo Foundation to amend the agreement, but the Company cannot guarantee that it will be able to reach an agreement with Mayo that allows the Company to maintain its rights to cenderitide. The Company currently owes Mayo approximately $154,100 in fees and expense reimbursements related to the Cenderitide License Agreement, all of which is included in accounts payable.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

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

As of March 31, 2013, the Company was not in compliance with several terms of the CU-NP License Agreement, including, but not limited to, provisions requiring the Company to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of CU-NP. The Company is in discussions with the Mayo Foundation to amend the agreement, but the Company cannot guarantee that it will be able to reach an agreement with Mayo that allows the Company to maintain its rights to CU-NP. As of March 31, 2013, the Company owed Mayo approximately $39,300 in fees and expense reimbursements related to the CU-NP License Agreement, all of which is included in accounts payable.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

6. CONVERTIBLE NOTES PAYABLE

On March 15, 2013, the Company entered into a convertible note purchase agreement with certain accredited investors pursuant to which the Company agreed to sell an aggregate principal amount of up to $500,000 of secured convertible promissory notes (the “2013 Notes”) for an aggregate original issue price of $425,000, representing a 15% original issue discount. The closing of the private placement also occurred on March 15, 2013, and resulted in the sale of the 2013 Notes in the aggregate principal amount of $450,000 for an aggregate original issue price of $382,500. The original issue discount is $67,500 and is being amortized to interest expense over the term of the 2013 Notes. As of March 31, 2013, the unamortized balance of this original issue discount is $64,542.

The 2013 Notes, which have a maturity date of March 15, 2014, do not bear interest and may be prepaid without penalty upon 30 days’ written notice, on the terms set forth in the Notes. The 2013 Notes are secured by a blanket lien on our assets pursuant to a security agreement dated March 15, 2013.

The 2013 Notes contain an optional conversion feature that enables the Holder to convert all outstanding shares into shares of the Company's common stock at a conversion price per share equal to the average daily Closing Price over the ten consecutive trading days preceding the date of such prepayment notice. The optional conversion feature goes into effect only if the Company chooses to prepay the Notes in whole or in part without penalty upon 30 days' prior written notice to the Holder (and conversion must occur within this 30 day period).

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

The warrants issuable upon a Change of Control are considered an embedded derivative and were bifurcated from the notes and accounted for separately at fair value. The fair value of the warrants was $203,400 on the March 15, 2013, date of issuance and were recorded as additional debt discount (see Note 7). Management used the following assumptions for the Black-Scholes valuation of the 2013 Notes on March 15, 2013:

Stock Price :	$0.09
Strike Price :	$0.09
Risk-free Rate:	0.84%
Volatility	148%
Term	5 years
Probability of issuance:	50%

The discount is being amortized to interest expense over the one year term of the 2013 Notes. As of March 31, 2013, the unamortized balance of this note discount is $194,484. The Company will revalue the warrants on a quarterly basis until the warrants are issued or the 2013 Notes are repaid in full. As of March 31, 2013, there was no material change to the fair value of the warrants from the date of issuance.

Upon a Change of Control other than as described in the preceding paragraph, the Company shall pay to each 2013 Note holder an amount in cash equal to 175% of the principal amount then outstanding under the applicable Note. Upon payment of such amount to the 2013 Note holders, all of the obligations under the Notes shall be deemed paid and satisfied in full.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2013.

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

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of March 31, 2013:

		Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value March	Markets	Observable Inputs	Unobservable Inputs
	31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability - April 2012 issuance	$205,442	$-	$-	$205,442
Warrant liability - 2013 Notes	203,400	-	-	203,400
Total	$408,842	$-	$-	$408,842

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

The fair value of the warrant liability relating to the 2013 Notes (Note 6) was estimated by management using the Black-Scholes option-pricing model. The changes in the fair value of the warrant liability are recorded in other income (expense) on the Condensed Statements of Operations.

The fair value of the warrant liability relating to the warrants issued in conjunction with the April 2012 financing (Note 8b) was estimated by management using a binomial option pricing model. The binomial option pricing model is a generally accepted valuation model used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices, and their resulting probabilistic valuation. The changes in the fair value of the warrant liability are recorded in other income (expense) on the Condensed Statements of Operations.

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at March 31, 2013:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

Warrant Liability

Balance at January 1, 2013	$63,384

Purchases, sales and settlements:
Derivatives issued	203,400

Total gains or losses
Unrealized appreciation	142,058

Balance at March 31, 2013	$408,842

8. STOCKHOLDERS’ EQUITY

(a) Common Stock

On April 4, 2012, the Company closed an offering with certain purchasers pursuant to which it sold an aggregate of 3,350,000 shares of the Company’s common stock to such purchasers for a purchase price of $0.40 per share. In addition, for each share purchased, each purchaser also received three-fourths of a five-year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share, which resulted in the issuance of warrants to purchase an aggregate of 2,512,500 shares of the Company’s common stock. The warrants contain non-standard anti-dilution features (Note 8b) and as result will be classified as a liability on the Company’s Condensed Balance Sheet.

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

(b) Warrants

In connection with the April 2012 financing, as discussed above, the Company issued a total of 2,512,500 warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The warrants contain non-standard anti-dilution features, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price of the warrants will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used. Management used a binomial option pricing model to determine the warrant liability to be approximately $0.6 million on the date of issuance and $0.2 million at March 31, 2013. The binomial option pricing model is a generally accepted valuation model used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices, and their resulting probabilistic valuation. This valuation will be revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the Condensed Statements of Operations.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

Significant assumptions used at March 31, 2013 for the warrants included a weighted average term of 4.00 years, volatility of 148%, and a risk-free interest rate of 0.77%.

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

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2013.

Grant Date	Warrants Issued	Exercise Price Range	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
7/15/2009	2,909,695	$1.25-2.28	$1.64	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	$0.94	$0.94	4/20/2015	-	2,632,500
6/20/2011	2,750,000	$0.60	$0.60	6/19/2016	-	2,750,000
4/4/2012	2,512,500	$0.50	$0.50	4/3/2017	-	2,512,500
	10,804,695		$0.99		5,000	10,799,695

9. STOCK OPTION PLAN

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

For the three months ended March 31, 2013 and March 31, 2012, the Company did not issue any employee stock options.

A summary of the status of the options issued under the Plan at March 31, 2013, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2013	4,537,522	4,571,046	$1.24
Options granted under the Plan	-	-	$-
Options exercised	-	-	$-
Options forfeited	290,000	(290,000)	$2.33

Balance at March 31, 2013	4,827,522	4,281,046	$1.25	$-

Exercisable at March 31, 2013		4,243,546	$1.26	$-

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

The following table summarizes information about stock options outstanding at March 31, 2013:

	Outstanding			Exercisable

		Weighted-
		Average			Weighted-
Range of		Remaining	Weighted-Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Total Shares	Exercise Price
$0.09 to $0.57	1,506,533	5.68	$0.40	1,469,033	$0.40
$0.68 to $0.93	1,469,820	4.87	$0.82	1,469,820	$0.82
$1.46 to $2.71	974,693	5.29	$2.12	974,693	$2.12
$4.45	330,000	4.50	$4.50	330,000	$4.50
Total	4,281,046	5.20	$1.25	4,243,546	$1.26

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

Employee stock-based compensation costs for the three months ended March 31, 2013 and 2012 and for the cumulative period from August 1, 2005 (inception) through March 31, 2013 are as follows:

	Three months ended March 31,		Period from
			August 1, 2005 (inception)
	2013	2012	through March 31, 2013

General and administrative	$7,414	$111,717	$6,815,364
Research and development	-	60,098	1,551,203

Total	$7,414	$171,815	$8,366,567

The fair value of shares vested under the Plan for the three months ended March 31, 2013 and 2012 and for the period from August 1, 2005 (inception) through March 31, 2013 were $7,431, $101,009, and $7,633,723 respectively.

At March 31, 2013, total unrecognized estimated employee (including directors) compensation cost related to stock options granted prior to that date was $14,810, which is expected to be recognized over a weighted-average vesting period of 0.25 years.

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

Stock-based compensation costs incurred for services by non-employees for the three months ended March 31, 2013 and 2012, and for the cumulative period from August 1, 2005 (inception) through March 31, 2013 totaled $0, $0, and $498,095, respectively. These amounts were included in research and development and general and administrative expenses in the accompanying Condensed Statements of Operations. As of March 31, 2013 all non-employee based options outstanding were fully vested.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

 10. RELATED PARTIES

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

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three months ended March 31, 2013 and 2012 and for the period from August 1, 2005 (inception) through March 31, 2013, total cash services and reimbursed expenses totaled $19,800, $98,291 and $2,126,976, respectively. As of March 31, 2013 the Company had a payable to TRC of $6,600 which was paid in full during May 2013.

11. COMMITMENTS AND CONTINGENCIES

Compensation of President and CEO.

On November 5, 2012, the Company entered into a letter agreement with Darlene Horton, M.D., its President and Chief Executive Officer, pursuant to which Dr. Horton agreed to reduce her monthly salary to $100 effective November 1, 2012, and defer the balance of her $28,314 monthly base salary (the “Deferred Salary”) until such time as the Company completes an Interim Financing Event (defined below). The term “Interim Financing Event” means the consummation on or before December 31, 2013, of one or more transactions pursuant to which the Company shall have received, whether by a financing, strategic transaction or another means (or any combination thereof), an aggregate of at least $1,000,000 in gross proceeds. As of March 31, 2013, the Company has an accrual of $141,070, representing approximately 5 months of Deferred Salary.

On March 21, 2013, the Company entered into a letter agreement with Dr. Horton, which letter agreement amends certain compensation terms under her existing letter agreement dated August 3, 2012, as previously amended on November 5, 2012.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

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

Compensation of Chief Financial Officer.

On March 21, 2013, the Company entered into a letter agreement with Daron Evans, its Chief Financial Officer, pursuant to which Mr. Evans agreed to reduce his monthly salary to $100 effective February 1, 2013, and defer the balance of his $22,917 monthly base salary until such time as the Company completes an Interim Financing Event. The term “Interim Financing Event” means the consummation on or before December 31, 2013, of one or more transactions pursuant to which the Company shall have received, whether by a financing, strategic transaction or another means (or any combination thereof), an aggregate of at least $1,000,000 in gross cash proceeds. As of March 31, 2013, the Company has an accrual of $45,633, representing approximately 2 months of deferred salary for Mr. Evans.

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

Termination of Lease Agreement.

On February 28, 2013, the Company terminated its office lease at 4 West 4th, Suite 400, San Mateo, CA. There were no penalties or early termination fees incurred as a result of the lease termination.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2013 and 2012 were approximately $0.3 million and $0.5 million, respectively. The decrease in G&A expenses compared to the same period in 2012 is primarily due to a decrease of approximately $0.1 million in stock compensation costs and a decrease of approximately $0.1 million in reduced professional fees due the reduced use outside management consultants during the first quarter of 2013 compared to the same period of 2012.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2013 and 2012 were approximately $0.1 million and $0.5 million, respectively. This decrease of approximately $0.4 million over the same period of 2011 is primarily due to the fact that during the first quarter of 2012, the Company was still conducting some clinical development activities of cenderitide while during the first quarter of 2013, the Company had almost no development activities as the Company has wound down development of its products. This resulted in a decrease of approximately $0.3 million in development costs. Additionally, we had a reduction of approximately $0.1 million in compensation costs, including stock compensation, compared to first quarter 2013 due to having no R&D employees during the three months ended March 31, 2013, compared to one employee during the same period in 2012.

Cenderitide. Since acquiring our rights to cenderitide in 2006, we have incurred approximately $24.4 million in expenses directly relating to the program through March 31, 2013. All development of cenderitide is on hold pending the results of our efforts to pursue strategic alternatives for the Company.

CU-NP. Since acquiring our rights to CU-NP in June 2008, we have incurred a total of approximately $0.7 million through March 31, 2013. All development of CU-NP is on hold pending the results of our efforts to pursue strategic alternatives for the Company.

Our expenditures on current and future clinical development programs, particularly our cenderitide program, are expected to be substantial, and to increase particularly in relation to our available capital resources. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

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

Interest Income. Interest income for the three months ended March 31, 2013 and 2012 was approximately $40 and $244, respectively. This decrease in interest income over 2012 is due to lower interest rates earned on cash in bank accounts and lower average cash balances in 2013 than 2012 levels.

Collaboration Income.  As a result of our February 2011 collaboration agreement with Medtronic pursuant to which Medtronic reimbursed us for R&D expenditures that we made in connection with our Phase 1 trial of cenderitide, we recognized income of $0 and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in collaboration income over 2012 is due to the fact that the collaboration with Medtronic occurred was completed by the first quarter of 2012 with no active collaborations during 2013. All amounts due under the agreement were paid as of February 2012 at which time the agreement expired.

Interest Expense. Interest expense for the three months ended March 31, 2013 and 2012 were approximately $0.01 million and $0, respectively. This increase in interest expense of approximately $0.01 million is due to the convertible notes issued in March 2013. During 2012, there were no interest bearing notes outstanding.

Other Income (Expense). Other expense for the three months ended March 31, 2013 and 2012 were approximately $0.1 million and $0.0 million, respectively. This increase in other expense of approximately $0.1 million is primarily due to an approximately $0.1 million noncash adjustment to the warrant liability during the three months ended March 31, 2013, with no such charge during the first quarter of 2012 as the warrants were not issued until April 2012.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2013 and December 31, 2012 and our net decrease in cash and cash equivalents for the three months ended March 31, 2013 and 2012 (the amounts stated are expressed in thousands):

Liquidity and capital resources	March 31, 2013	December 31,2012
Cash and cash equivalents	$285	$47
Working Capital	$(245)	$(159)
Stockholders' equity	$(643)	$(167)

	Three Months Ended March 31,
Cash flow data	2013	2012
Cash used in:
Operating activities	$(144)	$(603)
Investing activities	-	-
Cash provided by:
Financing activities	383	-
Net decrease in cash and cash equivalents	$(238)	$(603)

Our total cash resources as of March 31, 2013 was $0.3 million compared to $0.05 million as of December 31, 2012. As of March 31, 2013, we had approximately $1.1 million in liabilities, and $0.2 million in net working capital deficit. We incurred a net loss of $0.5 million and had negative cash flow from operating activities of $ 0.1 million for the three months ended March 31, 2013. Since August 1, 2005 (inception) through March 31, 2013, we have incurred an aggregate net loss of approximately $47.2 million, while negative cash flow from operating activities has amounted to $35.0 million. To the extent we obtain sufficient capital and are able to continue developing our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

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

From inception through March 31, 2013, we have financed our operations through public and private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

On March 15, 2013, we entered into a convertible note purchase agreement with certain purchasers under which we agreed to sell secured convertible promissory notes to such purchasers in consideration for an aggregate purchase price of $382,500. See “—Financing Activities,” below. We believe that the net proceeds from this offering, together with our existing cash resources, only provides us with sufficient capital to fund our minimal operating expenses until the end of the second quarter of 2013. Further, beyond our general corporate activities, we need substantial additional capital to fund our planned Phase 2 clinical trial of cenderitide. If we are unable to obtain the capital necessary for us to continue the development of our product candidates, whether through a financing, strategic or other transaction, we will be forced to cease operations altogether.

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

The 2013 Notes contain an optional conversion feature that enables the Holder to convert all outstanding shares into shares of the Company's common stock at a conversion price per share equal to the average daily Closing Price over the ten consecutive trading days preceding the date of such prepayment notice. The optional conversion feature goes into effect only if the Company chooses to prepay the Notes in whole or in part without penalty upon 30 days' prior written notice to the Holder (and conversion must occur within this 30 day period).

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

As of March 31, 2013, we were not in compliance with several terms of the cenderitide license agreement, including, but not limited to, provisions requiring us to pay Mayo an annual maintenance fee and actively pursue the development of cenderitide. We are in discussions with the Mayo Foundation to amend the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide. See “Item 1A. Risk Factors – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

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

As of March 31, 2013, we were not in compliance with several terms of the CU-NP license agreement, including, but not limited to, provisions requiring us to pay Mayo an annual maintenance fee and actively pursue the development of CU-NP. We are in discussions with the Mayo Foundation to amend and the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide. See “Item 1A. Risk Factors – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

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

Pursuant to its terms, the agreement expired in February 2012, following the completion of the Phase 1 clinical trial and the delivery of data and reports related to such study. We received the final reimbursement of $195,500 in February 2012 and a total of $1,550,000 over the life of the agreement. All amounts are recorded as collaboration income in our Condensed Statement of Operations.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2013.

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

Warrant Liability

We account for the warrants issued in connection with the April 2012 financing and the embedded derivative warrant liability contained in the 2013 Notes in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued in connection with the April 2012 financing has been estimated by management using a binomial options pricing model. The binomial option pricing model is a generally accepted valuation model used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices, and their resulting probabilistic valuation. The fair value of the embedded derivative warrant liability contained in the 2013 Notes was estimated by management using Black-Scholes option-pricing model.

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

As of March 31, 2013, our portfolio consisted primarily of bank savings and checking accounts and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at March 31, 2013, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $0.3 million.

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

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factor, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”) under the caption “Item 1A. Risk Factors.”  If any of the risks described below or in our 2012 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2012 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We need substantial additional funding in order to continue our business operations and the further development of our product candidates. If we are unable to obtain such additional capital, whether through a strategic transaction or otherwise, we will be forced to cease operations altogether.

As of March 31, 2013, we only had approximately $0.3 million in cash and cash resources, and a net working capital deficit of approximately $0.2 million. During the three months ended March 31, 2013, had negative cash flow from operating activities of $0.1 million, and we expect our negative cash flows from operations to continue for the foreseeable future. We believe that our currently available cash resources are only sufficient to fund our minimal operating expenses until the end of the second quarter of 2013. As a result, our financial statements reflect substantial uncertainty about our ability to continue as a going concern.  Accordingly, we are in immediate need of additional capital to fund our general corporate activities.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
4.1	Form of Note issued to various accredited investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2013).

10.1	Form of Convertible Note Purchase Agreement entered into among Nile Therapeutics, Inc. and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2013).

10.2	Form of Security Agreement entered into among Nile Therapeutics, Inc. and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 22, 2013).

10.3	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated March 21, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 22, 2013).

10.4	Letter Agreement between Nile Therapeutics, Inc. and Daron Evans, dated March 21, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 22, 2013).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, and for the period from August 1, 2005 (inception) through March 31, 2013, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through March 31, 2013, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and for the period from August 1, 2005 (inception) through March 31, 2013, and (v) Notes to Condensed Financial Statements.*

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
Daron Evans
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, and for the period from August 1, 2005 (inception) through March 31, 2013, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through March 31, 2013, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and for the period from August 1, 2005 (inception) through March 31, 2013, and (v) Notes to Condensed Financial Statements.*

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