Form 10-Q
period 2013-06-30
Nile Therapeutics, Inc.
filed 2013-08-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 13, 2013, there were 43,520,563 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	our ability to complete our planned merger with Capricor, Inc.;
•	our ability to obtain adequate financing;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	the development of our product candidates;
•	the regulatory approval of our product candidates;
•	our use of clinical research centers and other contractors;
•	acceptance of our products by doctors, patients or payors;
•	our ability to market any of our product candidates;
•	our history of operating losses;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our ability to attract and retain key personnel;
•	availability of reimbursement for our product candidates;
•	the effect of potential strategic transactions on our business; and
•	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$229,205	$46,716
Prepaid expenses and other current assets	60,088	124,912

Total current assets	289,293	171,628

Property and equipment, net	994	3,488
Other noncurrent assets	4,535	51,938

Total assets	$294,822	$227,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$397,577	$182,916
Accrued expenses and other current liabilities	346,295	131,928
Notes payable, net of unamortized discount of $191,486	258,514	-
Due to related party	13,200	16,139

Total current liabilities	1,015,586	330,983

Warrant liability	512,087	63,384

Total liabilities	1,527,673	394,367

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 43,062,231 shares issued and outstanding	43,062	43,062
Additional paid-in capital	46,512,487	46,497,642
Deficit accumulated during the development stage	(47,788,400)	(46,708,017)

Total stockholders' deficit	(1,232,851)	(167,313)

Total liabilities and stockholders' deficit	$294,822	$227,054

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from August 1, 2005 (inception) through June 30,
	2013	2012	2013	2012	2013
Income:
Grant income	$-	$-	$-	$-	$482,235
Collaboration income	-	-	-	195,500	1,550,000

Total income	-	-	-	195,500	2,032,235

Operating expenses:
Research and development	36,513	332,450	99,119	797,803	31,118,939
General and administrative	384,621	441,970	647,095	941,990	18,584,966

Total operating expenses	421,134	774,420	746,214	1,739,793	49,703,905

Loss from operations	(421,134)	(774,420)	(746,214)	(1,544,293)	(47,671,670)

Other income (expense):
Interest income	104	596	144	840	795,336
Interest expense	(74,046)	-	(87,064)	-	(1,360,798)
Other income (expense)	(102,545)	420,890	(247,249)	418,640	448,732

Total other income (expense)	(176,487)	421,486	(334,169)	419,480	(116,730)

Net loss	$(597,621)	$(352,934)	$(1,080,383)	$(1,124,813)	$(47,788,400)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted-average common shares outstanding	43,062,231	42,951,791	43,062,231	41,332,011

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO JUNE 30, 2013

(unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)

Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000
Founders shares returned to treasury	(1,379,419)	-	-	-	-
Net loss	-	-	-	(10,043)	(10,043)
Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)
Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500
Issuance of stock options for services	-	-	10,000	-	10,000
Net loss	-	-	-	(2,581,972)	(2,581,972)
Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)
Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236
Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000
Common shares sold in private placement, net of issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747
Warrants issued in connection with note conversion	-	-	288,000	-	288,000
Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165
Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463
Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218
Employee stock-based compensation	-	-	1,902,298	-	1,902,298
Non-employee stock-based compensation	-	-	(667)	-	(667)
Net loss	-	-	-	(10,302,795)	(10,302,795)
Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932
Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992
Employee stock-based compensation	-	-	2,436,603	-	2,436,603
Non-employee stock-based compensation	-	-	13,687	-	13,687
Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000
Net loss	-	-	-	(13,131,596)	(13,131,596)
Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	$5,103,618
Employee stock-based compensation	-	-	1,772,597	-	1,772,597
Non-employee stock-based compensation	-	-	473,584	-	473,584
Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,284,484	-	3,287,175
Stock option and warrant exercises	245,025	245	217,228	-	217,473
Net loss	-	-	-	(7,872,297)	(7,872,297)
Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150
Employee stock-based compensation	-	-	1,142,552	-	1,142,552
Non-employee stock-based compensation	-	-	(19,249)	-	(19,249)
Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699
Stock option and warrant exercises	68,970	69	6,138	-	6,207
Net loss	-	-	-	(6,031,491)	(6,031,491)
Balance at December 31, 2010	34,629,794	34,630	42,492,432	(39,930,194)	2,596,868
Employee stock-based compensation	-	-	785,587	-	785,587
Non-employee stock-based compensation	-	-	20,740	-	20,740
Stock option and warrant exercises	82,437	82	13,666	-	13,748
Units sold in private placement, net of issuance costs of $201,434	5,000,000	5,000	2,293,566	-	2,298,566
Net loss	-	-	-	(4,884,786)	(4,884,786)
Balance at December 31, 2011	39,712,231	39,712	45,605,991	(44,814,980)	830,723
Employee stock-based compensation	-	-	312,690	-	312,690
Units sold in private placement, net of issuance costs of $145,793	3,350,000	3,350	1,190,857	-	1,194,207
Warrants issued in connection with offering	-	-	(611,896)	-	(611,896)
Net loss	-	-	-	(1,893,037)	(1,893,037)
Balance at December 31, 2012	43,062,231	43,062	46,497,642	(46,708,017)	(167,313)
Employee stock-based compensation	-	-	14,845	-	14,845
Net loss	-	-	-	(1,080,383)	(1,080,383)
Balance at June 30, 2013	43,062,231	$43,062	$46,512,487	$(47,788,400)	$(1,232,851)

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		Period from August 1, 2005 (inception)
	2013	2012	through June 30, 2013
Cash flows from operating activities
Net loss	$(1,080,383)	$(1,124,813)	$(47,788,400)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,187	3,357	328,091
Stock-based compensation	14,845	254,033	10,632,995
Warrant liability	245,303	(421,033)	(303,209)
Write-off of intangible assets	-	-	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	1,307	-	38,031
Noncash interest expense	87,064	-	438,229

Changes in operating assets and liabilities
Prepaid expenses and other current assets	57,174	106,633	(67,738)
Other non-current assets	47,403	-	(4,535)
Accounts payable	214,661	(316,118)	397,577
Accrued expenses and other current liabilities	214,367	44,170	346,295
Due to related party	(2,939)	(2,444)	13,200

Net cash used in operating activities	(200,011)	(1,456,215)	(35,091,171)

Cash flows from investing activities
Purchase of property and equipment	-	-	(130,855)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	-	(345,591)
Net cash used in investing activities	-	-	(473,946)

Cash flows from financing activities
Proceeds from issuance of notes payable	382,500	-	5,882,500
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	-	-	237,428
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement, net	-	1,194,207	31,169,394

Net cash provided by financing activities	382,500	1,194,207	35,794,322

Net (decrease) increase in cash and cash equivalents	182,489	(262,008)	229,205
Cash and cash equivalents at beginning of period	46,716	1,039,190	-

Cash and cash equivalents at end of period	$229,205	$777,182	$229,205

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in satisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors in connection with private placements	$-	$-	$5,721,000
Warrants issued to investors in connection with registered direct offering	$-	$611,896	$611,896
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

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

The Company was incorporated in the State of Nevada on June 17, 1996 and reincorporated in Delaware on February 9, 2007, at which time its name was SMI Products, Inc. (“SMI”). On September 17, 2007, the Company completed a merger transaction whereby Nile Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of SMI, merged with and into Nile Therapeutics, Inc., a privately held Delaware corporation (“Old Nile”), with Old Nile becoming a wholly-owned subsidiary of SMI. Immediately following the merger described above, Old Nile was merged with and into the Company, with the Company remaining as the surviving corporation to that merger. In connection with that short-form merger, the Company changed its name to “Nile Therapeutics, Inc.” All costs incurred in connection with the SMI merger transactions have been expensed. Upon completion of these merger transactions, the Company adopted Old Nile’s business plan.

On July 7, 2013, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Capricor, Inc. (“Capricor”), a privately held company incorporated in Delaware, and Bovet Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub, subject to certain conditions contained in the Merger Agreement, will merge with and into Capricor and Capricor will become a wholly-owned subsidiary of the Company (the “Merger”). Upon completion of the Merger, each outstanding share of Capricor common stock, and each security convertible into Capricor common stock, will automatically convert into the right to receive a number of shares of the Company’s common stock, or, as applicable, securities convertible into the Company’s common stock, such that, after giving effect to the Merger, the holders of Capricor capital stock immediately prior to the Merger will hold, in the aggregate, 90% of the total number of shares of the Company’s common stock on a fully-diluted basis. Capricor is a company whose mission is to improve the treatment of heart disease by commercializing cardiac stem cell therapies for patients.

The Merger Agreement contains customary representations and warranties by the Company and Capricor with respect to their businesses and the transactions contemplated by the Merger Agreement. Closing of the Merger is conditioned on, among other things, accuracy of such representations and warranties, approval of the Merger Agreement by the requisite number of Capricor’s stockholders, conversion of each share of Capricor preferred stock into Capricor common stock, and stockholder approval of an amendment to the Company’s Certificate of Incorporation authorizing a reverse split of the Company’s common stock at a ratio not to exceed 1-for-100. In addition, the closing of the Merger is conditioned on the Company amending its technology license agreement with the Mayo Foundation and evidence of payment or other satisfaction in full (including releases) of accrued liabilities and obligations of the Company (with the exception of obligations not to exceed the aggregate amount of $72,000, which may remain outstanding through the effective time of the Merger). The Merger Agreement may be terminated for certain reasons, including by either party if the closing thereof does not occur prior to September 30, 2013. The Merger Agreement also contains other customary terms and provisions as are common in similar agreements.

The Company’s executive officers will resign and will be replaced by the current officers of Capricor. Following completion of the planned merger, Capricor will continue its focus on developing its product pipeline and the Company expects that the combined company will also eventually continue the development of cenderitide and CU-NP. See Note 3, below.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2013, its efforts have been principally devoted to developing its licensed technologies, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended June 30, 2013 are not necessarily indicative of results for the full 2013 fiscal year or any other future interim periods. Because the 2007 merger with SMI was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The Company measures fair value in accordance with generally accepted accounting principles. Fair value measurements are applied under other accounting pronouncements that require or permit fair value measurements. Financial instruments included in the Company’s balance sheets consist of cash and cash equivalents, accounts payable, accrued expenses, due to related parties, and warrant liability. The carrying amounts of these instruments reasonably approximate their fair values due to their short-term maturities.

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

3. LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT’S PLANS

As discussed above under Note 1, on July 7, 2013, the Company entered into a merger agreement with Capricor. Following completion of the planned merger, the Company anticipates that the combined company, under the leadership of Capricor’s management, will eventually continue the development of cenderitide and CU-NP (Note 5), in addition to Capricor’s current research and development programs.

We do not have the capital resources available to continue the development of our product development programs or to otherwise remain in business. For more than 12 months, we have sought either additional financing to fund such activities or a collaboration or other strategic agreement with another company that would provide the capital needed to fund further development of our product candidates. Prior to our entry into the Capricor merger agreement, we had been unsuccessful in securing such additional capital. The planned merger with Capricor is subject to several conditions, including the approval of our stockholders of a reverse split of our common stock at a ratio not to exceed 1-for-100. If such conditions are not satisfied, we may be unable to complete the planned merger. In that case, we would be forced to liquidate the Company.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

3. LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT’S PLANS (Continued)

The Company has experienced net losses since its inception and has an accumulated deficit of approximately $47.8 million at June 30, 2013. Cash resources as of June 30, 2013 were approximately $0.2 million, compared to $0.05 million as of December 31, 2012. Based on its currently available cash resources, the Company believes that it only has sufficient capital to fund its minimal operating expenses until the middle of the third quarter of 2013. The Company will need to raise additional capital to fund any clinical development and to otherwise continue operations beyond the third quarter of 2013. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. There are no potentially dilutive securities as of June 30, 2013 and 2012.

For the three and six months ended June 30, 2013 and 2012, warrants and options to purchase 15,080,741 and 19,599,318 shares, respectively, have been excluded from the above computation of potentially dilutive securities, respectively, as their exercise prices are greater than the average market price per common share for the periods ended June 30, 2013 and June 30, 2012, respectively.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY (Continued)

In addition to the potential milestone payments discussed above, the Cenderitide License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period from August 1, 2005 (inception) through June 30, 2013, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares of common stock. No such grant income has been received or shares issued since the year ended December 31, 2008.

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

As of June 30, 2013, the Company was not in compliance with several terms of the Cenderitide License Agreement, including, but not limited to, provisions requiring the Company to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of cenderitide. The Company is in discussions with the Mayo Foundation to amend the agreement, but the Company cannot guarantee that it will be able to reach an agreement with Mayo that allows the Company to maintain its rights to cenderitide. The Company currently owes Mayo approximately $154,100 in fees and expense reimbursements related to the Cenderitide License Agreement, all of which is included in accounts payable. The Company is currently negotiating with Mayo to amend its license agreements relating to cenderitide and CU-NP in order to satisfy and/or modify the Company’s outstanding obligations to Mayo. The Company anticipates that it will conclude such negotiations prior to completing its planned merger with Capricor.

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

The CU-NP License Agreement, unless earlier terminated, will continue in full force and effect until June 13, 2028. However, to the extent any patent covered by the license is issued with an expiration date beyond June 13, 2028, the term of the agreement will continue until such expiration date. Mayo may terminate the agreement earlier (i) for the Company’s material breach of the agreement that remains uncured after 90 days written notice, (ii) the Company’s insolvency or bankruptcy, (iii) if the Company challenges the validity or enforceability of any of the patents in any manner, or (iv) upon receipt of notice from the Company that it has terminated all development efforts under the agreement. The Company may terminate the agreement without cause upon 90 days’ written notice.

As of June 30, 2013, the Company was not in compliance with several terms of the CU-NP License Agreement, including, but not limited to, provisions requiring the Company to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of CU-NP. The Company is in discussions with the Mayo Foundation to amend the agreement, but the Company cannot guarantee that it will be able to reach an agreement with Mayo that allows the Company to maintain its rights to CU-NP. As of June 30, 2013, the Company owed Mayo approximately $39,300 in fees and expense reimbursements related to the CU-NP License Agreement, all of which is included in accounts payable.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY (Continued)

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

The agreement also provided that intellectual property conceived in or otherwise resulting from the performance of the Phase 1 clinical trial shall be jointly owned by Nile and Medtronic (the “Joint Intellectual Property”), and that Nile shall pay royalties to Medtronic based on the net sales of any Nile product, the manufacture, use or sale of which is covered or claimed in one or more issued patents constituting Joint Intellectual Property.  The agreement further provided that, if the parties fail to enter into a definitive commercial license agreement with respect to cenderitide, then each party shall have a right of first negotiation to license exclusive rights to any Joint Intellectual Property. As of June 30, 2013, three filed patent applications are considered Joint Intellectual Property.

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

6. CONVERTIBLE NOTES PAYABLE

On March 15, 2013, the Company entered into a convertible note purchase agreement with certain accredited investors pursuant to which the Company agreed to sell an aggregate principal amount of up to $500,000 of secured convertible promissory notes (the “2013 Notes”) for an aggregate original issue price of $425,000, representing a 15% original issue discount. The closing of the private placement also occurred on March 15, 2013, and resulted in the sale of the 2013 Notes in the aggregate principal amount of $450,000 for an aggregate original issue price of $382,500. The original issue discount is $67,500 and is being amortized to interest expense over the term of the 2013 Notes. As of June 30, 2013, the unamortized balance of this original issue discount is $47,713.

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

Pursuant to the terms of the 2013 Notes, upon a Change of Control (as defined in the 2013 Notes) in which either (i) the outstanding shares of the Company’s common stock are exchanged for securities of another corporation, or (ii) the Company issues shares of common stock, with no securities or other consideration paid or payable to holders of our common stock (e.g., a merger transaction in which the Company acquires another corporation in exchange for shares of our common stock), then (A) the entire unpaid principal under the applicable 2013 Note shall automatically convert, as of immediately prior to the effective time of the Change of Control, into shares of the Company’s common stock at a conversion price per share equal to the Closing Price (as defined in the Notes) on the effective date of the Change of Control, and (B) the Company shall also issue to each 2013 Note holder a five-year warrant entitling the holder to purchase, at an exercise price equal to the Closing Price on the effective date of the Change of Control, that number of shares of our common stock obtained by dividing (a) the sum of the outstanding principal under the applicable Note by (b) the Closing Price on the effective date of the Change of Control. Upon a Change of Control other than as described in the preceding sentence, the Company shall pay to each 2013 Note holder an amount in cash equal to 175% of the principal amount then outstanding under the applicable Note. Upon payment of such amount to the 2013 Note holders, all of the obligations under the Notes shall be deemed paid and satisfied in full.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

6. CONVERTIBLE NOTES PAYABLE (Continued)

The warrants issuable upon a Change of Control are considered an embedded derivative and were bifurcated from the notes and accounted for separately at fair value. The fair value of the warrants was $203,400 on March 15, 2013, date of issuance and were recorded as additional debt discount (Note 7). The Company will revalue the warrants on a quarterly basis until the warrants are issued or the 2013 Notes are repaid in full. As of June 30, 2013, the fair value of the warrants increased to $407,400, roughly double the fair value of the warrants at issuance. Following the entry into the merger agreement with Capricor (Note 11), the probability of issuance increased to 90%. Management used the following assumptions for the Black-Scholes valuation of the 2013 Notes on March 15, 2013 and June 30, 2013:

	March 15, 2013	June 30, 2013
Stock Price :	$0.09	$0.05
Strike Price :	$0.09	$0.05
Risk-free Rate:	0.84%	1.41%
Volatility	148%	148%
Term	5 years	5 years
Probability of issuance:	50%	90%

The discount is being amortized to interest expense over the one year term of the 2013 Notes. As of June 30, 2013, the unamortized balance of this note discount is $143,773.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of June 30, 2013.

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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of June 30, 2013:

		Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability - April 2012 issuance	$104,687	$-	$-	$104,687
Warrant liability - 2013 Notes	407,400	-	-	407,400
Total	$512,087	$-	$-	$512,087

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at June 30, 2013:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Warrant Liability

Balance at January 1, 2013	$63,384

Purchases, sales and settlements:
Derivatives issued	203,400

Total gains or losses
Unrealized appreciation	245,303

Balance at June 30, 2013	$512,087

8. STOCKHOLDERS’ EQUITY

On July 7, 2013, the Company entered into an Agreement and Plan of Merger and Reorganization with Capricor, Inc., a Delaware corporation (“Capricor”), and Bovet Merger Corp., a wholly-owned subsidiary of the Company. Pursuant to this agreement, Bovet Merger Corp. will merge with and into Capricor, with Capricor remaining as the surviving corporation and a wholly-owned subsidiary of the Company. In connection with this merger transaction, the current stockholders of Capricor will receive in exchange for their shares of Capricor stock a number of shares of the Company’s common stock such that, following the merger, the former Capricor stockholders will hold 90% of the outstanding shares of the Company’s common stock on a fully-diluted basis.

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

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

8. STOCKHOLDERS’ EQUITY (Continued)

(b) Warrants

In connection with the April 2012 financing, as discussed above, the Company issued a total of 2,512,500 warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The warrants contain non-standard anti-dilution features, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price of the warrants will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used. Management used a binomial option pricing model to determine the warrant liability to be approximately $0.6 million on the date of issuance and $0.1 million at June 30, 2013. The binomial option pricing model (Note 7) is used for the valuation of the warrant liability, which will be revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the Condensed Statements of Operations.

Significant assumptions used at June 30, 2013 for the warrants included a weighted average term of 3.75 years, volatility of 148%, and a risk-free interest rate of 1.41%.

In connection with the 2011 Offering, the Company issued a total of 2,500,000 Warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.60 per share. In addition, the Company issued the Placement Agents a five-year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.60 per share.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2013.

Grant Date	Warrants Issued	Exercise Price Range	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
7/15/2009	2,909,695	$1.25-2.28	$1.64	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	$0.94	$0.94	4/20/2015	-	2,632,500
6/20/2011	2,750,000	$0.60	$0.60	6/19/2016	-	2,750,000
4/4/2012	2,512,500	$0.50	$0.50	4/3/2017	-	2,512,500
	10,804,695		$0.99		5,000	10,799,695

On August 1, 2013, the Company entered into warrant exchange agreements with each holder of the warrants to purchase an aggregate of 2,750,000 shares of common stock that were issued in connection with the 2011 Offering. Pursuant to such agreements, each such holder received 0.1667 shares of the Company’s common stock for each warrant share purchasable under the warrants held by such holder. The Company issued a total number of 458,332 shares of its common stock pursuant to the warrant exchange agreements. As a result, all of the warrants issued in connection with the 2011 Offering have been cancelled.

9. STOCK OPTION PLAN

The Company’s Amended and Restated 2005 Stock Option Plan (the “Plan”) was initially adopted by the Board of Directors on August 10, 2005. The Plan authorized a total of 2,000,000 shares of common stock for issuance. On September 17, 2007, pursuant to the merger with SMI, the Plan was amended and each share of common stock then subject to the Plan was substituted with 2.758838 shares of common stock, resulting in an aggregate of 5,517,676 shares available under the Plan. On July 26, 2010, the Company’s stockholders approved an amendment to the Plan increasing the total number of shares authorized for issuance thereunder to 9,500,000. Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares. The Plan is administered by the Board of Directors, or a committee appointed by the Board, which determines the recipients and types of awards to be granted, as well as the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Plan cannot exceed ten years. Currently, stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, and generally vest over a period of one to four years.

For the three and six months ended June 30, 2013 and June 30, 2012, the Company did not issue any employee stock options.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

9. STOCK OPTION PLAN (Continued)

A summary of the status of the options issued under the Plan at June 30, 2013, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2013	4,537,522	4,571,046	$1.24
Options granted under the Plan	-	-	$-
Options exercised	-	-	$-
Options forfeited	290,000	(290,000)	$2.33

Balance at June 30, 2013	4,827,522	4,281,046	$1.25	$-

Exercisable at June 30, 2013		4,281,046	$1.25	$-

The following table summarizes information about stock options outstanding at June 30, 2013:

	Outstanding			Exercisable
		Weighted-
		Average			Weighted-
Range of		Remaining	Weighted-Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Total Shares	Exercise Price
$0.09 to $0.57	1,506,533	5.43	$0.40	1,506,533	$0.40
$0.68 to $0.93	1,469,820	4.62	$0.82	1,469,820	$0.82
$1.46 to $2.71	974,693	5.04	$2.12	974,693	$2.12
$4.50	330,000	4.21	$4.50	330,000	$4.50
Total	4,281,046	4.97	$1.25	4,281,046	$1.25

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

Employee stock-based compensation costs for the three and six months ended June 30, 2013 and 2012 and for the cumulative period from August 1, 2005 (inception) through June 30, 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,		Period from August 1, 2005 (inception)
	2013	2012	2013	2012	through June 30, 2013

General and administrative	$7,431	$75,030	14,845	$186,747	$6,822,795
Research and development	-	7,188	-	67,286	1,551,203

Total	$7,431	$82,218	14,845	$254,033	$8,373,998

The fair value of shares vested under the Plan for the three and six months ended June 30, 2013 and 2012 and for the period from August 1, 2005 (inception) through June 30, 2013 were $7,431, $14,862, $307,850, $408,859 and $7,620,918 respectively.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

9. STOCK OPTION PLAN (Continued)

At June 30, 2013, there were no unrecognized estimated employee (including directors) compensation costs related to stock options. All employee options outstanding were fully vested as of June 30, 2013.

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

The Company did not incur stock-based compensation costs for services by non-employees for the three and six months ended June 30, 2013 and 2012, and has expensed a total of $498,095 for the cumulative period from August 1, 2005 (inception) through June 30, 2013. These amounts were included in research and development and general and administrative expenses in the accompanying Condensed Statements of Operations. As of June 30, 2013 all non-employee based options outstanding were fully vested.

On August 9, 2013, holders of options to purchase, at exercise prices ranging from $0.301 to $4.50 per share, an aggregate of 1,774,341 shares of the Company’s common stock pursuant to the Plan agreed to terminate all of their rights in such stock options effective immediately prior to the effective time of the Company’s planned merger with Capricor. Such holders, all of whom are directors or officers of the Company, did not receive any consideration for such agreements.

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

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and six months ended June 30, 2013 and 2012 and for the period from August 1, 2005 (inception) through June 30, 2013, total cash services and reimbursed expenses totaled $19,800, $39,600, $93,468, $191,940, and $2,146,776, respectively. As of June 30, 2013 the Company had a payable to TRC of $13,200 which was paid in full during July 2013.

11. COMMITMENTS AND CONTINGENCIES

Compensation of President and CEO.

On November 5, 2012, the Company entered into a letter agreement with Darlene Horton, M.D., its President and Chief Executive Officer, pursuant to which Dr. Horton agreed to reduce her monthly salary to $100 effective November 1, 2012, and defer the balance of her $28,314 monthly base salary (the “Deferred Salary”) until such time as the Company completes an Interim Financing Event (defined below). The term “Interim Financing Event” means the consummation on or before December 31, 2013, of one or more transactions pursuant to which the Company shall have received, whether by a financing, strategic transaction or another means (or any combination thereof), an aggregate of at least $1,000,000 in gross proceeds. As of June 30, 2013, the Company has an accrual of $225,712, representing approximately 8 months of Deferred Salary.

Nile Therapeutics, Inc

(A Development Stage Company)

Notes to Financial Statements

11. COMMITMENTS AND CONTINGENCIES (Continued)

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

Compensation of Chief Financial Officer.

On March 21, 2013, the Company entered into a letter agreement with Daron Evans, its Chief Financial Officer, pursuant to which Mr. Evans agreed to reduce his monthly salary to $100 effective February 1, 2013, and defer the balance of his $22,917 monthly base salary until such time as the Company completes an Interim Financing Event. The term “Interim Financing Event” means the consummation on or before December 31, 2013, of one or more transactions pursuant to which the Company shall have received, whether by a financing, strategic transaction or another means (or any combination thereof), an aggregate of at least $1,000,000 in gross cash proceeds. As of June 30, 2013, the Company has an accrual of $114,384, representing approximately 5 months of deferred salary for Mr. Evans.

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

On July 7, 2013, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Capricor, Inc. (“Capricor”), a privately held company based in Los Angeles, CA, and Bovet Merger Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), pursuant to which Merger Sub, subject to certain conditions contained in the Merger Agreement, will merge with and into Capricor and Capricor will become a wholly-owned subsidiary of the Company (the “Merger”).  Upon completion of the Merger, each outstanding share of Capricor common stock, and each security convertible into Capricor common stock, will automatically convert into the right to receive a number of shares of our common stock, or, as applicable, securities convertible into our common stock, such that, after giving effect to the Merger, the holders of Capricor capital stock immediately prior to the Merger will hold, in the aggregate, 90% of the total number of shares of our common stock on a fully-diluted basis. Capricor is a company whose mission is to improve the treatment of heart disease by commercializing cardiac stem cell therapies for patients.

The Merger Agreement contains customary representations and warranties by us and Capricor with respect to each company’s business and the transactions contemplated by the Merger Agreement.  Closing of the Merger is conditioned on, among other things, accuracy of such representations and warranties, approval of the Merger Agreement by the requisite number of Capricor’s stockholders, conversion of each share of Capricor preferred stock into Capricor common stock, and stockholder approval of an amendment to our Certificate of Incorporation authorizing a reverse split of our common stock at a ratio not to exceed 1-for-100.  In addition, the closing of the Merger is conditioned on us entering into an amendment to our technology license agreement with the Mayo Foundation and evidence of payment or other satisfaction in full (including releases) of our accrued liabilities and obligations (with the exception of obligations not to exceed the aggregate amount of $72,000, which may remain outstanding through the effective time of the Merger). The Merger Agreement may be terminated for certain reasons, including by either party if the closing thereof does not occur prior to September 30, 2013.  The Merger Agreement also contains other customary terms and provisions as are common in similar agreements.

We do not have the capital resources available to continue the development of our product development programs or to otherwise remain in business. For more than 12 months, we have sought either additional financing to fund such activities or a collaboration or other strategic agreement with another company that would provide the capital needed to fund further development of our product candidates. Prior to our entry into the Capricor merger agreement, we had have been unsuccessful in securing such additional capital. The planned merger with Capricor is subject to several conditions, including the approval of our stockholders of a reverse split of our common stock at a ratio not to exceed 1-for-100. If such conditions are not satisfied, we may be unable to complete the planned merger. In that case, we would be forced to liquidate the Company.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2013 and 2012 were approximately $0.4 million and $0.4 million, respectively. There were no significant changes in G&A expenses for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

G&A expenses for the six months ended June 30, 2013 and 2012 were approximately $0.6 million and $0.9 million, respectively. The decrease in G&A expenses compared to the same period in 2012 is primarily due to a decrease of approximately $0.1 million in stock compensation costs and a decrease of approximately $0.1 million in reduced professional fees due the reduced use outside management consultants during the first quarter of 2013 compared to the same period of 2012. Additionally, there was a decrease of approximately $0.1 million in general operating expenses during the six months ended June 30, 2013 as compared to the same period in 2012. This was primarily due to reduced operating activities in 2013 as we cut as many costs as possible to preserve remaining funds.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2013 and 2012 were approximately $0.04 million and $0.3 million, respectively. This decrease of approximately $0.3 million over the same period of 2012 is primarily due to the fact that during the second quarter of 2012, we were still conducting some clinical development activities of cenderitide while during the second quarter of 2013, we had almost no development activities as we have wound down development of our products. This resulted in a decrease of approximately $0.2 million in development costs. Additionally, we had a reduction of approximately $0.1 million in compensation costs, including stock compensation, due to having no R&D employees during the three months ended June 30, 2013, compared to one employee during the same period in 2012.

R&D expenses for the six months ended June 30, 2013 and 2012 were approximately $0.1 million and $0.8 million, respectively. This decrease of approximately $0.7 million over the same period of 2012 is primarily due to the fact that during the six months ended June 30, 2012, we were still conducting some clinical development activities of cenderitide while during the second quarter of 2013, we had almost no development activities as we have wound down development of our products. This resulted in a decrease of approximately $0.5 million in development costs. Additionally, we had a reduction of approximately $0.2 million in compensation costs, including stock compensation, due to having no R&D employees during the six months ended June 30, 2013, compared to one employee during the same period in 2012.

Cenderitide. Since acquiring our rights to cenderitide in 2006, we have incurred approximately $19.9 million in expenses directly relating to the program through June 30, 2013. All development of cenderitide is on hold pending the results of our efforts to pursue strategic alternatives, including our planned merger with Capricor. Subject to our planned merger with Capricor, we expect that development of cenderitide will eventually continue by the combined company.

CU-NP. Since acquiring our rights to CU-NP in June 2008, we have incurred a total of approximately $0.7 million through June 30, 2013. All development of CU-NP is on hold pending the results of our efforts to pursue strategic alternatives, including our planned merger with Capricor. Subject to our planned merger with Capricor, we expect that development of CU-NP will eventually continue by the combined company.

Our expenditures on current and future clinical development programs, particularly our cenderitide program, are expected to be substantial, and to increase particularly in relation to our available capital resources. In addition, assuming we complete our planned merger with Capricor, the research and development expenditures of the resulting company will increase substantially with the addition of Capricor’s R&D programs. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

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

Interest Income. Interest income for the three and six months ended June 30, 2013 and 2012 was approximately $104, $144, $596 and $840, respectively. This decrease in interest income in 2013 over the same periods in 2012 is primarily due to lower average cash balances in 2013 than 2012 levels.

Collaboration Income.  As a result of our February 2011 collaboration agreement with Medtronic pursuant to which Medtronic reimbursed us for R&D expenditures that we made in connection with our Phase 1 trial of cenderitide, we recognized income of $0, $0, $0 and $0.2 million for the three and six months ended June 30, 2013 and 2012, respectively. All amounts due under the agreement were paid as of February 2012 at which time the agreement expired.

Interest Expense. Interest expense for the three and six months ended June 30, 2013 and 2012 were approximately $0.1 million, $0.1 million, $0 and $0, respectively. This increase in interest expense of approximately $0.1 million is due to the convertible notes issued in March 2013. During 2012, there were no interest bearing notes outstanding.

 Other Income (Expense). Other expense for the three months ended June 30, 2013 was approximately $0.1 million due primarily to an approximately $0.2 million increase in the warrant liability in connection with the 2013 convertible notes during the three months ended June 30, 2013. This increase in the warrant liability valuation was driven primarily by the increased probability of issuance as a result of the announced merger with Capricor, Inc. There was no such warrant liability in connection with the convertible notes during the same period of 2012 as the notes were not issued until 2013. Offsetting this increase in other expense for the three months ended June 30, 2013, there was other income of approximately $0.1 million relating to a decrease in the April 2012 warrant liability, primarily as a result of the decrease in the Company’s stock price. During the second quarter of 2012, there was other income of approximately $0.4 million as a result of a decrease in the warrant liability relating to the April 2012 warrants. This decrease in the warrant liability during the three months ended June 30, 2012 was primarily driven by a decrease in the Company’s stock price.

Other expense for the six months ended June 30, 2013 was approximately $0.2 million due primarily to an approximately $0.2 million increase in the warrant liability in connection with the 2013 convertible notes issued in March 2013. This increase in the warrant liability valuation was driven primarily by the increased probability of issuance as a result of the announced merger with Capricor, Inc. There was no such warrant liability in connection with the convertible notes during the six months ended June 30, 2012 as the notes were not issued until 2013. During the six months ended June 30, 2012, there was other income of approximately $0.4 million as a result of a decrease in the warrant liability relating to the April 2012 warrants. This decrease in the warrant liability during the six months ended June 30, 2012 was primarily driven by a decrease in the Company’s stock price.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2013 and December 31, 2012 and our net decrease in cash and cash equivalents for the six months ended June 30, 2013 and 2012 (the amounts stated are expressed in thousands):

Liquidity and capital resources	June 30, 2013	December 31,2012
Cash and cash equivalents	$229	$47
Working capital deficiency	$(726)	$(159)
Stockholders' equity (deficit)	$(1,223)	$(167)

	Six Months Ended June 30,
Cash flow data	2013	2012
Cash used in:
Operating activities	$(200)	$(1,456)
Investing activities	-	-
Cash provided by:
Financing activities	383	1,194
Net increase (decrease) in cash and cash equivalents	$183	$(262)

Our total cash resources as of June 30, 2013 was $0.2 million compared to $0.05 million as of December 31, 2012. As of June 30, 2013, we had approximately $1.5 million in liabilities, of which, approximately $0.5 million represented a noncash warrant liability, and $0.7 million in net working capital deficit. We incurred a net loss of approximately $1.1 million and had negative cash flow from operating activities of approximately $0.2 million for the six months ended June 30, 2013. Since August 1, 2005 (inception) through June 30, 2013, we have incurred an aggregate net loss of approximately $47.8 million, while negative cash flow from operating activities has amounted to $35.1 million. To the extent we obtain sufficient capital and are able to continue developing our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

We need substantial additional capital in order to continue the development of cenderitide, for which the next step is a Phase 2 trial. We estimate that this Phase 2 trial will cost approximately $15 million to $20 million and take approximately 30 months to complete. During the last 12 months, we have attempted, unsuccessfully, to complete a financing transaction that would provide us with the capital necessary to fund the Phase 2 trial, and it is doubtful that we will ever be able to complete such a financing transaction. We have also pursued, and continue to pursue, alternative strategic transactions that would provide for the means to continue development of cenderitide. Such alternatives could include collaborating with another biotechnology or pharmaceutical company to further develop cenderitide, or engaging in a merger or other corporate transaction in which the control of cenderitide’s development would be assumed by a purchaser of our company. As discussed above, in July 2013, we entered into a merger agreement with Capricor, a privately-held biotechnology company focused on the development of cardiac stem cell therapeutics to repair damaged heart muscle. Although the resulting company will be primarily focused on the development of Capricor’s current technologies, we believe the resulting company will also be able to eventually continue the development of our cenderitide and CU-NP programs. Other than our merger agreement with Capricor, we have not been able to secure an agreement or other commitment from any collaboration partner with respect to the continued development of our cenderitide and CU-NP programs. All of further clinical and other development activities for our cenderitide and CU-NP programs are on hold pending the completion of our planned merger with Capricor, and thereafter at such time as the resulting company has the additional capital needed to fund such activities.

From inception through June 30, 2013, we have financed our operations through public and private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

On March 15, 2013, we entered into a convertible note purchase agreement with certain purchasers under which we agreed to sell secured convertible promissory notes to such purchasers in consideration for an aggregate purchase price of $382,500. See “—Financing Activities,” below. We believe that the net proceeds from this offering, together with our existing cash resources, only provides us with sufficient capital to fund our minimal operating expenses until the middle of the third quarter of 2013. Further, beyond our general corporate activities, we need substantial additional capital to fund our planned Phase 2 clinical trial of cenderitide. If we are unable to obtain the capital necessary for us to continue the development of our product candidates, whether through a financing, strategic or other transaction, we will be forced to cease operations altogether.

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

As of June 30, 2013, we were not in compliance with several terms of the cenderitide license agreement, including, but not limited to, provisions requiring us to pay Mayo an annual maintenance fee and actively pursue the development of cenderitide. We are in discussions with the Mayo Foundation to amend the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide. See “Item 1A. Risk Factors – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

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

As of June 30, 2013, we were not in compliance with several terms of the CU-NP license agreement, including, but not limited to, provisions requiring us to pay Mayo an annual maintenance fee and actively pursue the development of CU-NP. We are in discussions with the Mayo Foundation to amend and the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide. See “Item 1A. Risk Factors – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

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

Merger Agreement with Capricor, Inc.

 On July 7, 2013, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Capricor, Inc. (“Capricor”), a privately held company incorporated in Delaware, and Bovet Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub, subject to certain conditions contained in the Merger Agreement, will merge with and into Capricor and Capricor will become a wholly-owned subsidiary of the Company (the “Merger”).  Upon completion of the Merger, each outstanding share of Capricor common stock, and each security convertible into Capricor common stock, will automatically convert into the right to receive a number of shares of the Company’s common stock, or, as applicable, securities convertible into the Company’s common stock, such that, after giving effect to the Merger, the holders of Capricor capital stock immediately prior to the Merger will hold, in the aggregate, 90% of the total number of shares of the Company’s common stock on a fully-diluted basis. Capricor is a company whose mission is to improve the treatment of heart disease by commercializing cardiac stem cell therapies for patients.

The Merger Agreement contains customary representations and warranties by the Company and Capricor with respect to their businesses and the transactions contemplated by the Merger Agreement.  Closing of the Merger is conditioned on, among other things, accuracy of such representations and warranties, approval of the Merger Agreement by the requisite number of Capricor’s stockholders, conversion of each share of Capricor preferred stock into Capricor common stock, and stockholder approval of an amendment to the Company’s Certificate of Incorporation authorizing a reverse split of the Company’s common stock at a ratio not to exceed 1-for-100.  In addition, the closing of the Merger is conditioned on the Company amending its technology license agreement with the Mayo Foundation and evidence of payment or other satisfaction in full (including releases) of accrued liabilities and obligations of the Company (with the exception of obligations not to exceed the aggregate amount of $72,000, which may remain outstanding through the effective time of the Merger). The Merger Agreement may be terminated for certain reasons, including by either party if the closing thereof does not occur prior to September 30, 2013.  The Merger Agreement also contains other customary terms and provisions as are common in similar agreements.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2013.

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

As of June 30, 2013, our portfolio consisted primarily of bank savings and checking accounts and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at June 30, 2013, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $0.2 million.

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

Item 1A. Risk Factors.

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factor, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, under the captions in such reports entitled “Item 1A. Risk Factors.”  If any of the risks described below or in such prior reports actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our prior reports are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Our ability to continue as a going concern is substantially, if not entirely, dependent on our ability to complete our planned merger with Capricor.

We do not have the capital resources available to continue the development of our product development programs or to otherwise remain in business. For more than 12 months, we have sought either additional financing to fund such activities or a collaboration or other strategic agreement with another company that would provide the capital needed to fund further development of our product candidates. Prior to our entry into the Capricor merger agreement, we have been unsuccessful in securing such additional capital. The planned merger with Capricor is subject to several conditions, including the approval of our stockholders of a reverse split of our common stock at a ratio not to exceed 1-for-100. If such conditions are not satisfied, we may be unable to complete the planned merger. In that case, we would be forced to liquidate the company and you would likely lose your entire investment in our common stock.

Capricor’s technology is not yet proven, and Capricor is still in an early stage of its product development.

Capricor has not completed the development of any products and may not have products to sell commercially for many years, if at all. Its potential products will require substantial additional research and development time and expense, as well as extensive clinical trials and perhaps additional preclinical testing, prior to commercialization, which may never occur. There can be no assurance that products will be developed successfully, perform in the manner anticipated, or be commercially viable.

Capricor has a limited operating history, and has experienced losses.

Capricor has a limited operating history and it expects a number of factors to cause its operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict its future performance. Capricor’s operations to date have been primarily limited to organizing and staffing its company, developing its technology, and undertaking preclinical studies and clinical trials of its product candidates. Capricor has not yet obtained regulatory approvals for any of its product candidates. Consequently, any predictions made about Capricor’s future success or viability may not be as accurate as they could be if it had a longer operating history. Specifically, Capricor’s financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond its control. Capricor has a history of net losses, expects to continue to incur substantial and increasing net losses for the foreseeable future, and may never achieve or maintain profitability.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Warrant Exchange Agreements

On August 1, 2013, the Company entered into warrant exchange agreements with each holder of the warrants to purchase an aggregate of 2,750,000 shares of common stock that were issued in connection with the Company’s June 2011 private placement. Pursuant to such agreements, each such holder received 0.1667 shares of the Company’s common stock for each warrant share purchasable under the warrants held by such holder. The Company issued total number of 458,332 shares of its common stock pursuant to the warrant exchange agreements. As a result, all of the warrants issued in connection with the 2011 private placement have been cancelled. The shares of common stock issued in consideration for the exchange of such warrants was not registered under the Securities Act of 1933, as amended (the “Securities Act”) at the time of sale. For these issuances, the Company relied upon the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of such shares did not involve a public offering, as each purchaser of such securities was an “accredited investor” and no general solicitation was used.

Termination of Options under 2005 Stock Option Plan

In August 2013, the holders of options to purchase, at exercise prices ranging from $0.301 to $4.50 per share, an aggregate of 1,774,341 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Option Plan, as amended, agreed to terminate all of their rights in such stock options effective immediately prior to the effective time of the Company’s planned merger with Capricor. Such holders, all of whom are directors or officers of the Company, did not receive any consideration for such agreements.

Item 6. Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012, and for the period from August 1, 2005 (inception) through June 30, 2013, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through June 30, 2013, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and for the period from August 1, 2005 (inception) through June 30, 2013, and (v) Notes to Condensed Financial Statements.*

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

NILE THERAPEUTICS, INC.

Date: August 14, 2013	By:	/s/ Darlene Horton, M.D.
Darlene Horton, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Daron Evans
Daron Evans
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012, and for the period from August 1, 2005 (inception) through June 30, 2013, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through June 30, 2013, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and for the period from August 1, 2005 (inception) through June 30, 2013, and (v) Notes to Condensed Financial Statements.*

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

