Form 10-Q
period 2013-09-30
Nile Therapeutics, Inc.
filed 2013-11-14
CIK 1133869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 12, 2013, there were 43,520,563 shares of common stock, par value $0.001 per share, of Nile Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$71,028	$46,716
Prepaid expenses and other current assets	37,975	124,912

Total current assets	109,003	171,628

Property and equipment, net	828	3,488
Other noncurrent assets	4,535	51,938

Total assets	$114,366	$227,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$339,245	$182,916
Accrued expenses and other current liabilities	497,886	131,928
Notes payable, net of unamortized discount of $123,204	326,796	-
Due to related party	18,000	16,139

Total current liabilities	1,181,927	330,983

Warrant liability	499,993	63,384

Total liabilities	1,681,920	394,367

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 43,520,563 and 43,062,231 shares issued and outstanding	43,521	43,062
Additional paid-in capital	46,525,778	46,497,642
Deficit accumulated during the development stage	(48,136,853)	(46,708,017)

Total stockholders' deficit	(1,567,554)	(167,313)

Total liabilities and stockholders' deficit	$114,366	$227,054

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Period from August
					1, 2005 (incpetion)
	Three months ended September 30,		Nine months ended September 30,		through September
	2013	2012	2013	2012	30, 2013
Income:
Grant income	$-	$-	$-	$-	$482,235
Collaboration income	-	-	-	195,500	1,550,000

Total income	-	-	-	195,500	2,032,235

Operating expenses:
Research and development	30,882	179,142	130,002	976,945	31,149,822
General and administrative	261,083	397,170	908,178	1,339,159	18,846,049

Total operating expenses	291,965	576,312	1,038,180	2,316,104	49,995,871

Loss from operations	(291,965)	(576,312)	(1,038,180)	(2,120,604)	(47,963,636)

Other income (expense):
Interest income	57	309	200	1,149	795,392
Interest expense	(68,282)	-	(155,345)	-	(1,429,079)
Other income (expense)	11,737	9,771	(235,511)	428,410	460,470

Total other income (expense)	(56,488)	10,080	(390,656)	429,559	(173,217)

Net loss	$(348,453)	$(566,232)	$(1,428,836)	$(1,691,045)	$(48,136,853)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted-average common shares outstanding	43,366,125	43,062,231	43,164,642	41,912,961

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2013
(unaudited)

				DEFICIT
				ACCUMULATED	TOTAL
			ADDITIONAL	DURING THE	STOCKHOLDERS'
	COMMON STOCK		PAID-IN	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)
Issuance of common shares to founders	13,794,132	$13,794	$(8,794)	$-	$5,000
Founders shares returned to treasury	(1,379,419)	-	-	-	-
Net loss	-	-	-	(10,043)	(10,043)
Balance at December 31, 2005	12,414,713	13,794	(8,794)	(10,043)	(5,043)
Issuance of common shares pursuant to licensing agreement	1,379,419	-	500	-	500
Issuance of stock options for services	-	-	10,000	-	10,000
Net loss	-	-	-	(2,581,972)	(2,581,972)
Balance at December 31, 2006	13,794,132	13,794	1,706	(2,592,015)	(2,576,515)
Issuance of common shares pursuant to licensing agreement	63,478	64	182,172	-	182,236
Issuance of common shares pursuant to licensing agreement	350,107	350	999,650	-	1,000,000
Common shares sold in private placement, net of
issuance costs of $102,000	6,957,914	6,958	19,865,789	-	19,872,747
Warrants issued in connection with note conversion	-	-	288,000	-	288,000
Conversion of notes payable upon event of merger	1,684,085	1,684	4,349,481	-	4,351,165
Note discount arising from beneficial conversion feature	-	-	483,463	-	483,463
Reverse merger transaction
Elimination of accumulated deficit	-	-	(234,218)	-	(234,218)
Previously issued SMI stock	1,250,000	1,250	232,968	-	234,218
Employee stock-based compensation	-	-	1,902,298	-	1,902,298
Non-employee stock-based compensation	-	-	(667)	-	(667)
Net loss	-	-	-	(10,302,795)	(10,302,795)
Balance at December 31, 2007	24,099,716	24,100	28,070,642	(12,894,810)	15,199,932
Warrants issued in satisfaction of accrued liabilities	-	-	334,992	-	334,992
Employee stock-based compensation	-	-	2,436,603	-	2,436,603
Non-employee stock-based compensation	-	-	13,687	-	13,687
Issuance of common shares pursuant to licensing agreement	49,689	50	249,950	-	250,000
Net loss	-	-	-	(13,131,596)	(13,131,596)
Balance at December 31, 2008	24,149,405	24,150	31,105,874	(26,026,406)	$5,103,618
Employee stock-based compensation	-	-	1,772,597	-	1,772,597
Non-employee stock-based compensation	-	-	473,584	-	473,584
Units sold in private placement, net of issuance costs of $282,773	2,691,394	2,691	3,284,484	-	3,287,175
Stock option and warrant exercises	245,025	245	217,228	-	217,473
Net loss	-	-	-	(7,872,297)	(7,872,297)
Balance at December 31, 2009	27,085,824	27,086	36,853,767	(33,898,703)	2,982,150
Employee stock-based compensation	-	-	1,142,552	-	1,142,552
Non-employee stock-based compensation	-	-	(19,249)	-	(19,249)
Units sold in private placement, net of issuance costs of $715,801	7,475,000	7,475	4,509,224	-	4,516,699
Stock option and warrant exercises	68,970	69	6,138	-	6,207
Net loss	-	-	-	(6,031,491)	(6,031,491)
Balance at December 31, 2010	34,629,794	34,630	42,492,432	(39,930,194)	2,596,868
Employee stock-based compensation	-	-	785,587	-	785,587
Non-employee stock-based compensation	-	-	20,740	-	20,740
Stock option and warrant exercises	82,437	82	13,666	-	13,748
Units sold in private placement, net of issuance costs of $201,434	5,000,000	5,000	2,293,566	-	2,298,566
Net loss	-	-	-	(4,884,786)	(4,884,786)
Balance at December 31, 2011	39,712,231	39,712	45,605,991	(44,814,980)	830,723
Employee stock-based compensation	-	-	312,690	-	312,690
Units sold in private placement, net of issuance costs of $145,793	3,350,000	3,350	1,190,857	-	1,194,207
Warrants issued in connection with offering	-	-	(611,896)	-	(611,896)
Net loss	-	-	-	(1,893,037)	(1,893,037)
Balance at December 31, 2012	43,062,231	43,062	46,497,642	(46,708,017)	(167,313)
Warrants exchanged for common stock	458,332	459	13,291	-	13,750
Employee stock-based compensation	-	-	14,845	-	14,845
Net loss	-	-	-	(1,428,836)	(1,428,836)
Balance at September 30, 2013	43,520,563	$43,521	$46,525,778	$(48,136,853)	$(1,567,554)

See accompanying notes to the unaudited condensed financial statements.

NILE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
	Nine months ended September 30,		August 1, 2005 (inception)
	2013	2012	through September 30, 2013
Cash flows from operating activities
Net loss	$(1,428,836)	$(1,691,045)	$(48,136,853)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,353	4,806	328,257
Stock-based compensation	14,845	305,243	10,632,995
Conversion of warrants to common stock	13,750	-	13,750
Warrant liability	233,209	(431,046)	(315,303)
Write-off of intangible assets	-	-	106,830
Warrants issued in connection with note conversion	-	-	288,000
Note discount arising from beneficial conversion feature	-	-	483,463
Loss on disposal of assets	1,307	-	38,031
Noncash interest expense	147,696	-	498,861

Changes in operating assets and liabilities
Prepaid expenses and other current assets	86,937	115,456	(37,975)
Other non-current assets	47,403	-	(4,535)
Accounts payable	156,329	(227,787)	339,245
Accrued expenses and other current liabilities	365,958	4,309	497,886
Due to related party	1,861	(30,826)	18,000

Net cash used in operating activities	(358,188)	(1,950,890)	(35,249,348)

Cash flows from investing activities
Purchase of property and equipment	-	-	(130,855)
Proceeds from sale of assets	-	-	2,500
Cash paid for intangible assets	-	-	(345,591)
Net cash used in investing activities	-	-	(473,946)

Cash flows from financing activities
Proceeds from issuance of notes payable	382,500	-	5,882,500
Repayment of notes payable	-	-	(1,500,000)
Proceeds from exercise of stock options and warrants	-	-	237,428
Proceeds from sale of common stock to founders	-	-	5,000
Proceeds from sale of common stock in private placement, net	-	1,194,207	31,169,394

Net cash provided by financing activities	382,500	1,194,207	35,794,322

Net (decrease) increase in cash and cash equivalents	24,312	(756,683)	71,028
Cash and cash equivalents at beginning of period	46,716	1,039,190	-

Cash and cash equivalents at end of period	$71,028	$282,507	$71,028

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$150,000

Supplemental schedule of non-cash investing and financing activities:

Warrants issued in satisfaction of accrued liability	$-	$-	$334,992
Warrants issued to placement agent and investors in connection with private placements		$-	$5,721,000
Warrants issued to investors in connection with registered direct offering	$-	$611,896	$611,896
Conversion of notes payable and interest to common stock	$-	$-	$4,351,165
Common shares of SMI issued in reverse merger transaction	$-	$-	$1,250

See accompanying notes to the unaudited condensed financial statements.

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

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

On July 7, 2013, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Capricor, Inc. (“Capricor”), a privately held company incorporated in Delaware, and Bovet Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub, subject to certain conditions contained in the Merger Agreement, will merge with and into Capricor and Capricor will become a wholly-owned subsidiary of the Company (the “Merger”). The Merger Agreement was amended on September 27, 2013.  Upon completion of the Merger, each outstanding share of Capricor common stock, and each security convertible into Capricor common stock, will automatically convert into the right to receive a number of shares of the Company’s common stock, or, as applicable, securities convertible into the Company’s common stock, such that, after giving effect to the Merger, the holders of Capricor capital stock immediately prior to the Merger will hold, in the aggregate, 90% of the total number of shares of the Company’s common stock on a fully-diluted basis. Capricor is a company whose mission is to improve the treatment of heart disease by commercializing cardiac stem cell therapies for patients.

The Merger Agreement contains customary representations and warranties by the Company and Capricor with respect to their businesses and the transactions contemplated by the Merger Agreement. Closing of the Merger is conditioned on, among other things, accuracy of such representations and warranties, approval of the Merger Agreement by the requisite number of Capricor’s stockholders, conversion of each share of Capricor preferred stock into Capricor common stock, and stockholder approval of an amendment to the Company’s Certificate of Incorporation authorizing a reverse split of the Company’s common stock at a ratio not to exceed 1-for-100. In addition, the closing of the Merger is conditioned on the Company amending its technology license agreement with the Mayo Foundation and evidence of payment or other satisfaction in full (including releases) of accrued liabilities and obligations of the Company (with the exception of obligations not to exceed the aggregate amount of $100,000, which may remain outstanding through the effective time of the Merger). The Merger Agreement may be terminated for certain reasons, including by either party if the closing thereof does not occur prior to November 15, 2013. The Merger Agreement also contains other customary terms and provisions as are common in similar agreements.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through September 30, 2013, its efforts have been principally devoted to developing its licensed technologies, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of Nile’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended September 30, 2013 are not necessarily indicative of results for the full 2013 fiscal year or any other future interim periods. Because the 2007 merger with SMI was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 17, 2007 reflect only the operations of Old Nile.

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

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

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

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

The Company does do not have the capital resources available to continue the development of our product development programs or to otherwise remain in business. For more than 12 months, we have sought either additional financing to fund such activities or a collaboration or other strategic agreement with another company that would provide the capital needed to fund further development of the Company’s product candidates. Prior to our entry into the Capricor merger agreement, the Company had been unsuccessful in securing such additional capital. The planned merger with Capricor is subject to several conditions, including the approval of stockholders of a reverse split of the Company’s common stock at a ratio not to exceed 1-for-100. If such conditions are not satisfied, the Company may be unable to complete the planned merger. In that case, the Company would be forced to liquidate.

The Company has experienced net losses since its inception and has an accumulated deficit of approximately $48.1 million at September 30, 2013. Cash resources as of September 30, 2013 were approximately $0.1 million, compared to $0.05 million as of December 31, 2012. Based on its currently available cash resources, including the proceeds from the additional Notes (see Note 12), the Company believes that it only has sufficient capital to fund its minimal operating expenses until the middle of the fourth quarter of 2013. The Company will need to raise additional capital to fund any clinical development and to otherwise continue operations beyond the middle of the fourth quarter of 2013. Additionally, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. There are no potentially dilutive securities as of September 30, 2013 and 2012.

For the three and nine months ended September 30, 2013 and 2012, warrants and options to purchase 9,861,400 and 16,762,331 shares, respectively, have been excluded from the computation of potentially dilutive securities, respectively, as their exercise prices are greater than the average market price per common share for the periods ended September 30, 2013 and September 30, 2012, respectively.

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

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY (Continued)

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

In addition to the potential milestone payments discussed above, the Cenderitide License Agreement requires the Company to issue shares of common stock to Mayo for an equivalent dollar amount of grants received in excess of $300,000, but not to exceed $575,000. For the period from August 1, 2005 (inception) through September 30, 2013, the Company received $482,235 in grant income for which it has issued to Mayo 63,478 shares of common stock. No such grant income has been received or shares issued since the year ended December 31, 2008.

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

As of September 30, 2013, the Company was not in compliance with several terms of the Cenderitide License Agreement, including, but not limited to, provisions requiring the Company to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of cenderitide. The Company is in discussions with the Mayo Foundation to amend the agreement, but the Company cannot guarantee that it will be able to reach an agreement with Mayo that allows the Company to maintain its rights to cenderitide. The Company currently owes Mayo approximately $154,100 in fees and expense reimbursements related to the Cenderitide License Agreement, all of which is included in accounts payable. The Company is currently negotiating with Mayo to amend its license agreements relating to cenderitide and CU-NP in order to satisfy and/or modify the Company’s outstanding obligations to Mayo. The Company anticipates that it will conclude such negotiations prior to completing its planned merger with Capricor.

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

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY (Continued)

  As of September 30, 2013, the Company was not in compliance with several terms of the CU-NP License Agreement, including, but not limited to, provisions requiring the Company to pay the Mayo Foundation an annual maintenance fee and actively pursue the development of CU-NP. The Company is in discussions with the Mayo Foundation to amend the agreement, but the Company cannot guarantee that it will be able to reach an agreement with Mayo that allows the Company to maintain its rights to CU-NP. As of September 30, 2013, the Company owed Mayo approximately $39,300 in fees and expense reimbursements related to the CU-NP License Agreement, all of which is included in accounts payable.

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

The agreement also provided that intellectual property conceived in or otherwise resulting from the performance of the Phase 1 clinical trial shall be jointly owned by Nile and Medtronic (the “Joint Intellectual Property”), and that Nile shall pay royalties to Medtronic based on the net sales of any Nile product, the manufacture, use or sale of which is covered or claimed in one or more issued patents constituting Joint Intellectual Property.  The agreement further provided that, if the parties fail to enter into a definitive commercial license agreement with respect to cenderitide, then each party shall have a right of first negotiation to license exclusive rights to any Joint Intellectual Property. As of September 30, 2013, three filed patent applications are considered Joint Intellectual Property.

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

6. CONVERTIBLE NOTES PAYABLE

On March 15, 2013, the Company entered into a convertible note purchase agreement with certain accredited investors pursuant to which the Company agreed to sell an aggregate principal amount of up to $500,000 of secured convertible promissory notes (the “2013 Notes”) for an aggregate original issue price of $425,000, representing a 15% original issue discount. The closing of the private placement also occurred on March 15, 2013, and resulted in the sale of the 2013 Notes in the aggregate principal amount of $450,000 for an aggregate original issue price of $382,500. The original issue discount is $67,500 and is being amortized to interest expense over the term of the 2013 Notes. As of September 30, 2013, the unamortized balance of this original issue discount is $30,699.

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

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

6. CONVERTIBLE NOTES PAYABLE (Continued)

On September 27, 2013, the Company and the holders of the Notes entered into an amendment to the Notes, which provided, among other things, that upon a Change of Control as described above, the conversion price applicable to the Notes and the exercise price applicable to the warrants issuable upon a Change of Control will be equal to the average dollar volume weighted average price ("VWAP") of the Company's common stock for each trading day during the period from July 8, 2013 to September 30, 2013. The average VWAP during such period is approximately $0.045 per share. Additionally, pursuant to the amendment, upon a conversion of the Notes in connection with a Change of Control, the holders confirmed that all obligations under the Notes would be deemed satisfied in full and released the Company from any claims relating to the Notes.

Pursuant to the terms of the 2013 Notes, upon a Change of Control (as defined in the 2013 Notes) in which either (i) the outstanding shares of the Company’s common stock are exchanged for securities of another corporation, or (ii) the Company issues shares of common stock, with no securities or other consideration paid or payable to holders of our common stock (e.g., a merger transaction in which the Company acquires another corporation in exchange for shares of our common stock), then (A) the entire unpaid principal under the applicable 2013 Note shall automatically convert, as of immediately prior to the effective time of the Change of Control, into shares of the Company’s common stock at a conversion price per share equal to approximately $0.045 on the effective date of the Change of Control, and (B) the Company shall also issue to each 2013 Note holder a five-year warrant entitling the holder to purchase, at an exercise price equal to approximately $0.045, that number of shares of our common stock obtained by dividing (a) the sum of the outstanding principal under the applicable Note by (b) approximately $0.045. Upon a Change of Control other than as described in the preceding sentence, the Company shall pay to each 2013 Note holder an amount in cash equal to 175% of the principal amount then outstanding under the applicable Note. Upon payment of such amount to the 2013 Note holders, all of the obligations under the Notes shall be deemed paid and satisfied in full.

The warrants issuable upon a Change of Control are considered an embedded derivative and were bifurcated from the notes and accounted for separately at fair value. The fair value of the warrants was $203,400 on March 15, 2013, the date of issuance, and were recorded as additional debt discount (Note 7). The Company will revalue the warrants on a quarterly basis until the warrants are issued or the 2013 Notes are repaid in full. As of September 30, 2013, the fair value of the warrants was $393,200. Following the entry into, and subsequent amendment of the merger agreement with Capricor (Note 1), management have estimated the probability of issuance to be 95% as of September 30, 2013. Management used the following assumptions for the Black-Scholes valuation of the 2013 Notes on March 15, 2013 and September 30, 2013:

	March 15, 2013	September 30, 2013
Stock Price :	$0.09	$0.05
Strike Price :	$0.09	$0.05
Risk-free Rate:	0.84%	1.39%
Volatility	148%	153%
Term	5 years	5 years
Probability of issuance:	50%	95%

The discount is being amortized to interest expense over the one year term of the 2013 Notes. As of September 30, 2013, the unamortized balance of this note discount is $92,505.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2013.

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

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of September 30, 2013:

		Quoted Market		Significant
	Fair Value	Prices in Active	Significant Other	Unobservable
	September 30,	Markets	Observable Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability - April 2012 issuance	$106,793	$-	$-	$106,793
Warrant liability - 2013 Notes	393,200	-	-	393,200
Total	$499,993	$-	$-	$499,993

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

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at September 30, 2013:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Warrant Liability

Balance at January 1, 2013	$63,384

Purchases, sales and settlements:
Derivatives issued	203,400

Total gains or losses
Unrealized appreciation	233,209

Balance at September 30, 2013	$499,993

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

8. STOCKHOLDERS’ DEFICIT

On July 7, 2013, the Company entered into an Agreement and Plan of Merger and Reorganization with Capricor, Inc., a Delaware corporation (“Capricor”), and Bovet Merger Corp., a wholly-owned subsidiary of the Company. Pursuant to this agreement, Bovet Merger Corp. will merge with and into Capricor, with Capricor remaining as the surviving corporation and a wholly-owned subsidiary of the Company. In connection with this merger transaction, the current stockholders of Capricor will receive in exchange for their shares of Capricor stock a number of shares of the Company’s common stock such that, following the merger, the former Capricor stockholders will hold 90% of the outstanding shares of the Company’s common stock on a fully-diluted basis

(a) Common Stock

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

On August 1, 2013, the Company entered into warrant exchange agreements with each holder of the warrants to purchase an aggregate of 2,750,000 shares of common stock that were issued in connection with the Company’s June 2011 private placement. Pursuant to such agreements, each such holder received 0.1667 shares of the Company’s common stock for each warrant share purchasable under the warrants held by such holder. The Company issued total number of 458,332 shares of its common stock pursuant to the warrant exchange agreements with a fair value of $13,750. The Company recorded the fair value of the shares as additional expense in the condensed statements of operations.

(b) Warrants

In connection with the April 2012 financing, as discussed above, the Company issued a total of 2,512,500 warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The warrants contain non-standard anti-dilution features, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price of the warrants will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used. Management used a binomial option pricing model to determine the warrant liability to be approximately $0.6 million on the date of issuance and $0.1 million at September 30, 2013. The binomial option pricing model (Note 7) is used for the valuation of the warrant liability, which will be revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the Condensed Statements of Operations.

Significant assumptions used at September 30, 2013 for the warrants included a weighted average term of 3.50 years, volatility of 153%, and a risk-free interest rate of 1.39%.

The 2012 warrants provide that, upon certain fundamental corporate transactions, such as a merger transaction involving the Company, the warrant holders can elect to receive a cash amount equal to the Black-Scholes value of the warrant, as described in such warrants.  As of September 30, 2013, the aggregate Black-Scholes value of such warrants was approximately $110,550.  Following the completion of the quarter ended September 30, 2013, the Company and holders of 2012 warrants to purchase 2,503,125 shares entered into agreements pursuant to which such holders agreed to receive, upon the completion of the Merger with Capricor, an equal number of shares of common stock in exchange for the surrender and cancellation of their warrants, including cancellation of their right to receive the cash payment of the Black-Scholes value of the warrants upon completion of the Merger.

In connection with the 2011 Offering, the Company issued a total of 2,500,000 Warrants, each of which has a term of five years and represents the right to purchase one share of the Company’s common stock at an exercise price of $0.60 per share. In addition, the Company issued the Placement Agents a five-year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.60 per share. As discussed above, as a result of the exchange agreement, all of the warrants issued in connection with the 2011 offering have been cancelled.

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

8. STOCKHOLDERS’ EQUITY (Continued)

At September 30, 2013, the Company had outstanding warrants to purchase an aggregate of 2,904,695 shares of its common stock that were originally issued on July 15, 2009 in connection with the Company’s private placement of common stock and warrants (the “2009 Warrants”).  The 2009 Warrants have exercise prices ranging from $1.25 to $2.28 per share. On November 13, 2013, the Company entered into warrant exchange agreements with holders of 2009 Warrants to purchase 1,484,695 shares.  Under the terms of these agreements, the Company issued to such holders approximately 0.01102 shares of common stock for each share of common stock underlying their 2009 Warrants for a total issuance of 16,360 shares of common stock. Upon such issuance, all rights of such holders under their 2009 Warrants terminated.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2013.

			Weighted
		Exercise	Average
Grant	Warrants	Price	Exercise	Expiration		Warrants
Date	Issued	Range	Price	Date	Exercised	Outstanding
7/15/2009	2,909,695	$1.25-2.28	$1.64	7/14/2014	5,000	2,904,695
4/21/2010	2,632,500	$0.94	$0.94	4/20/2015	-	2,632,500
4/4/2012	2,512,500	$0.50	$0.50	4/3/2017	-	2,512,500
	8,054,695		$1.13		5,000	8,049,695

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

For the three and nine months ended September 30, 2013 and September 30, 2012, the Company did not issue any employee stock options.

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

9. STOCK OPTION PLAN (Continued)

A summary of the status of the options issued under the Plan at September 30, 2013, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2013	4,537,522	4,571,046	$1.24
Options granted under the Plan	-	-	$-
Options exercised	-	-	$-
Options forfeited	2,759,341	(2,759,341)	$1.38

Balance at September 30, 2013	7,296,863	1,811,705	$1.02	$-

Exercisable at September 30, 2013		1,811,705	$1.02	$-

The following table summarizes information about stock options outstanding at September 30, 2013:

	Outstanding			Exercisable
		Weighted-
		Average			Weighted-
Range of		Remaining	Weighted-Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Total Shares	Exercise Price
$0.09 to $0.57	696,533	3.38	$0.45	696,533	$0.45
$0.68 to $0.93	835,172	2.67	$0.85	835,172	$0.85
$1.77 to $4.50	280,000	5.17	$2.94	280,000	$2.94
Total	1,811,705	3.33	$1.02	1,811,705	$1.02

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

Employee stock-based compensation costs for the three and nine months ended September 30, 2013 and 2012 and for the cumulative period from August 1, 2005 (inception) through September 30, 2013 are as follows:

					Period from
					August 1, 2005
	Three months ended		Nine months ended		(inception)
	September 30,		September 30,		through September 30,
	2013	2012	2013	2012	2013

General and administrative	$-	$51,210	14,845	$237,957	$6,822,795
Research and development	-	-	-	67,286	1,551,203

Total	$-	$51,210	14,845	$305,243	$8,373,998

The fair value of shares vested under the Plan for the three and nine months ended September 30, 2013 and 2012 and for the period from August 1, 2005 (inception) through September 30, 2013 were $0, $14,862, $217,101, $625,961 and $7,620,918 respectively.

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

9. STOCK OPTION PLAN (Continued)

At September 30, 2013, there were no unrecognized estimated employee (including directors) compensation costs related to stock options. All employee options outstanding were fully vested as of September 30, 2013.

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

The Company did not incur stock-based compensation costs for services by non-employees for the three and nine months ended September 30, 2013 and 2012, and has expensed a total of $498,095 for the cumulative period from August 1, 2005 (inception) through September 30, 2013. These amounts were included in research and development and general and administrative expenses in the accompanying Condensed Statements of Operations. As of September 30, 2013 all non-employee based options outstanding were fully vested.

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

10. RELATED PARTIES

On June 24, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational and administrative services to the Company, including the part-time services of Joshua A. Kazam as the Company’s President and Chief Executive Officer, for a period of one year.  Mr. Kazam and Arie S. Belldegrun are each directors of the Company and partners of TRC.  David M. Tanen, who served as the Company’s Secretary and director until his resignation from both positions on September 24, 2009, is also a partner of TRC. The terms of the services agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors (the “Special Committee”).  None of the members of the Special Committee had any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company agreed to pay to TRC a monthly cash fee of $65,000 and issued stock options to purchase up to an aggregate of 750,000 shares of the Company’s common stock at a price per share equal to $0.89, the closing sale price of the Company’s common stock on June 24, 2009. Twenty-five percent of the stock options vested immediately and the remaining 75% were scheduled to vest pursuant to the achievement of certain milestones relating to the clinical development of cenderitide. On January 5, 2011, the final block of stock options vested. Of the 750,000 original stock options issued, 535,172 stock options vested with a total fair value of $353,976. In August 2010, the Company and TRC amended the services agreement to extend its term on a month-to-month basis and to provide for the issuance of fully-vested and immediately-exercisable stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.38 per share, which had an estimated fair value of $82,200 that was expensed on the date of grant. In March 2011, the Company and TRC further amended the services agreement to reduce the level of services to be provided by TRC and to reduce the monthly cash fee payable to TRC to $31,702, which monthly fee was then reduced to $30,082 in July 2011 and to $28,600 in April 2012 when certain services were eliminated. On August 1, 2012, the Company and TRC agreed that, upon the appointment of a full-time President and Chief Executive Officer during August 2012, the monthly fee payable under the services agreement would be reduced to $6,000 to reflect the termination of Mr. Kazam’s services as President and Chief Executive Officer. Additional operational and clinical development services may be provided by TRC, and billed to the Company, on an hourly basis. The Special Committee reviewed and approved the August 2010, March 2011, and August 2012 amendments to the services agreement.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and nine months ended September 30, 2013 and 2012 and for the period from August 1, 2005 (inception) through September 30, 2013, total cash services and reimbursed expenses totaled $18,000, $57,600, $46,407, $238,346, and $2,164,776, respectively. As of September 30, 2013 the Company had a payable to TRC of $18,000 which was still outstanding as of the date of this report.

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

11. COMMITMENTS AND CONTINGENCIES

Compensation of President and CEO.

On November 5, 2012, the Company entered into a letter agreement with Darlene Horton, M.D., its President and Chief Executive Officer, pursuant to which Dr. Horton agreed to reduce her monthly salary to $100 effective November 1, 2012, and defer the balance of her $28,314 monthly base salary (the “Deferred Salary”) until such time as the Company completes an Interim Financing Event (defined below). The term “Interim Financing Event” means the consummation on or before December 31, 2013, of one or more transactions pursuant to which the Company shall have received, whether by a financing, strategic transaction or another means (or any combination thereof), an aggregate of at least $1,000,000 in gross proceeds. As of September 30, 2013, the Company has an accrual of $253,926, representing approximately 11 months of Deferred Salary.

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

Compensation of Chief Financial Officer.

On March 21, 2013, the Company entered into a letter agreement with Daron Evans, its Chief Financial Officer, pursuant to which Mr. Evans agreed to reduce his monthly salary to $100 effective February 1, 2013, and defer the balance of his $22,917 monthly base salary until such time as the Company completes an Interim Financing Event. The term “Interim Financing Event” means the consummation on or before December 31, 2013, of one or more transactions pursuant to which the Company shall have received, whether by a financing, strategic transaction or another means (or any combination thereof), an aggregate of at least $1,000,000 in gross cash proceeds. As of September 30, 2013, the Company has an accrual of $182,533, representing approximately 8 months of deferred salary for Mr. Evans.

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

Nile Therapeutics, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

11. COMMITMENTS AND CONTINGENCIES (Continued)

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

12. SUBSEQUENT EVENTS

On October 21, 2013, the Company and the holders of the Notes entered into an amendment to the Purchase Agreement pursuant to which the Company sold to such holders additional Notes having an aggregate principal amount of $120,510. The additional Notes have identical terms and conditions as the Notes previously issued under the Purchase Agreement (see Note 6) and were allocated among the holders on a pro rata basis based on their initial purchase of Notes. In exchange for the issuance of the Notes, the Company received aggregate gross proceeds of $102,433.

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

•
CU-NP , is a pre-clinical rationally designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. All development of CU-NP is on hold pending the results of our efforts to pursue strategic alternatives.

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

On July 7, 2013, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Capricor, Inc. (“Capricor”), a privately held company based in Los Angeles, CA, and Bovet Merger Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), pursuant to which Merger Sub, subject to certain conditions contained in the Merger Agreement, will merge with and into Capricor and Capricor will become a wholly-owned subsidiary of the Company (the “Merger”). The Merger Agreement was amended on September 27, 2013.  Upon completion of the Merger, each outstanding share of Capricor common stock, and each security convertible into Capricor common stock, will automatically convert into the right to receive a number of shares of our common stock, or, as applicable, securities convertible into our common stock, such that, after giving effect to the Merger, the holders of Capricor capital stock immediately prior to the Merger will hold, in the aggregate, 90% of the total number of shares of our common stock on a fully-diluted basis. Capricor is a company whose mission is to improve the treatment of heart disease by commercializing cardiac stem cell therapies for patients.

The Merger Agreement contains customary representations and warranties by us and Capricor with respect to each company’s business and the transactions contemplated by the Merger Agreement.  Closing of the Merger is conditioned on, among other things, accuracy of such representations and warranties, approval of the Merger Agreement by the requisite number of Capricor’s stockholders, conversion of each share of Capricor preferred stock into Capricor common stock, and stockholder approval of an amendment to our Certificate of Incorporation authorizing a reverse split of our common stock at a ratio not to exceed 1-for-100.  In addition, the closing of the Merger is conditioned on us entering into an amendment to our technology license agreement with the Mayo Foundation and evidence of payment or other satisfaction in full (including releases) of our accrued liabilities and obligations (with the exception of obligations not to exceed the aggregate amount of $100,000, which may remain outstanding through the effective time of the Merger). The Merger Agreement may be terminated for certain reasons, including by either party if the closing thereof does not occur prior to November 15, 2013.  The Merger Agreement also contains other customary terms and provisions as are common in similar agreements.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2013 and 2012 were approximately $0.3 million and $0.4 million, respectively. This decrease of approximately $0.1 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily driven by reduced professional service fees due to the Company’s minimal operating activities during 2013.

G&A expenses for the nine months ended September 30, 2013 and 2012 were approximately $0.9 million and $1.3 million, respectively. The decrease in G&A expenses compared to the same period in 2012 is primarily due to a decrease of approximately $0.1 million in stock compensation costs and a decrease of approximately $0.1 million in reduced professional fees due the reduced use outside management consultants during the first quarter of 2013 compared to the same period of 2012. Additionally, there was a decrease of approximately $0.1 million in general operating expenses during the nine months ended September 30, 2013 as compared to the same period in 2012. This was primarily due to reduced operating activities in 2013 as we cut as many costs as possible to preserve remaining funds.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2013 and 2012 were approximately $0.03 million and $0.2 million, respectively. This decrease of approximately $0.1 million over the same period of 2012 is primarily due to the fact that during the third quarter of 2012, we still had some development activities of cenderitide ongoing, while during the third quarter of 2013, we had almost no development activities as we have wound down development of our products.

R&D expenses for the nine months ended September 30, 2013 and 2012 were approximately $0.1 million and $1.0 million, respectively. This decrease of approximately $0.9 million over the same period of 2012 is primarily due to the fact that during the nine months ended September 30, 2012, we were still conducting some clinical development activities of cenderitide while during 2013, we had almost no development activities as we have wound down development of our products. This resulted in a decrease of approximately $0.7 million in development costs. Additionally, we had a reduction of approximately $0.2 million in compensation costs, including stock compensation, due to having no R&D employees during the nine months ended September 30, 2013, compared to one employee during the same period in 2012.

Cenderitide . Since acquiring our rights to cenderitide in 2006, we have incurred approximately $19.9 million in expenses directly relating to the program through September 30, 2013. All development of cenderitide is on hold pending the results of our efforts to pursue strategic alternatives, including our planned merger with Capricor. Subject to our planned merger with Capricor, we expect that development of cenderitide will eventually continue by the combined company.

CU-NP . Since acquiring our rights to CU-NP in September 2008, we have incurred a total of approximately $0.7 million through September 30, 2013. All development of CU-NP is on hold pending the results of our efforts to pursue strategic alternatives, including our planned merger with Capricor. Subject to our planned merger with Capricor, we expect that development of CU-NP will eventually continue by the combined company.

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

Interest Income . Interest income for the three and nine months ended September 30, 2013 and 2012 was approximately $57, $309, $200 and $1,149, respectively. This decrease in interest income in 2013 over the same periods in 2012 is primarily due to lower average cash balances in 2013 than 2012 levels.

Collaboration Income.  As a result of our February 2011 collaboration agreement with Medtronic pursuant to which Medtronic reimbursed us for R&D expenditures that we made in connection with our Phase 1 trial of cenderitide, we recognized income of $0, $0, $0 and $0.2 million for the three and nine months ended September 30, 2013 and 2012, respectively. All amounts due under the agreement were paid as of February 2012 at which time the agreement expired.

Interest Expense. Interest expense for the three and nine months ended September 30, 2013 and 2012 were approximately $0.1 million, $0.2 million, $0 and $0, respectively. This increase in interest expense is due to the convertible notes issued in March 2013. During 2012, there were no interest bearing notes outstanding.

 Other Income (Expense). Other expense for the three months ended September 30, 2013 was approximately $0.01 million due primarily to an approximately $0.01 million increase in the warrant liability in connection with the 2013 convertible notes during the three months ended September 30, 2013.

Other expense for the nine months ended September 30, 2013 was approximately $0.2 million due primarily to an approximately $0.2 million increase in the warrant liability in connection with the 2013 convertible notes issued in March 2013. This increase in the warrant liability valuation was driven primarily by the increased probability of issuance as a result of the announced merger with Capricor, Inc. There was no such warrant liability in connection with the convertible notes during the nine months ended September 30, 2012 as the notes were not issued until 2013. During the nine months ended September 30, 2012, there was other income of approximately $0.4 million as a result of a decrease in the warrant liability relating to the April 2012 warrants. This decrease in the warrant liability during the nine months ended September 30, 2012 was primarily driven by a decrease in the Company’s stock price.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2013 and December 31, 2012 and our net decrease in cash and cash equivalents for the nine months ended September 30, 2013 and 2012 (the amounts stated are expressed in thousands):

Liquidity and capital resources	September 30, 2013	December 31,2012
Cash and cash equivalents	$71	$47
Working capital deficiency	$(1,073)	$(159)
Stockholders' equity (deficit)	$(1,568)	$(167)

	Nine Months Ended September 30,
Cash flow data	2013	2012
Cash used in:
Operating activities	$(372)	$(1,951)
Investing activities	-	-
Cash provided by:
Financing activities	396	1,194
Net increase (decrease) in cash and cash equivalents	$24	$(757)

Our total cash resources as of September 30, 2013 was $0.1 million compared to $0.05 million as of December 31, 2012. As of September 30, 2013, we had approximately $1.7 million in liabilities, of which, approximately $0.5 million represented a noncash warrant liability, and $1.1 million in net working capital deficit. We incurred a net loss of approximately $1.4 million and had negative cash flow from operating activities of approximately $0.4 million for the nine months ended September 30, 2013. Since August 1, 2005 (inception) through September 30, 2013, we have incurred an aggregate net loss of approximately $48.1 million, while negative cash flow from operating activities has amounted to $35.3 million. To the extent we obtain sufficient capital and are able to continue developing our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

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

From inception through September 30, 2013, we have financed our operations through public and private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

On October 21, 2013, the Company and the holders of the Notes entered into an amendment to the Purchase Agreement pursuant to which the Company sold to such holders additional Notes having an aggregate principal amount of $120,510. The additional Notes have identical terms and conditions as the Notes described above and were allocated among the holders on a pro rata basis based on their initial purchase of Notes. In exchange for the issuance of the Notes, the Company received aggregate gross proceeds of $102,433.

The Notes, which have a maturity date of March 15, 2014, do not bear interest and may be prepaid by us without penalty upon 30 days’ written notice, on the terms set forth in the Notes. The Notes are secured by a blanket lien on our assets pursuant to a security agreement dated March 15, 2013.

On September 27, 2013, the Company and the holders of the Notes entered into an amendment to the Notes, which provided, among other things, that upon a Change of Control as described above, the conversion price applicable to the Notes and the exercise price applicable to the warrants issuable upon a Change of Control will be equal to the average dollar volume weighted average price ("VWAP") of the Company's common stock for each trading day during the period from July 8, 2013 to September 30, 2013. The average VWAP during such period is approximately $0.045 per share. Additionally, pursuant to the amendment, upon a conversion of the Notes in connection with a Change of Control, the holders confirmed that all obligations under the Notes would be deemed satisfied in full and released the Company from any claims relating to the Notes.

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

Upon a Change of Control (as defined in the Notes) in which either (i) the outstanding shares of our common stock are exchanged for securities of another corporation, or (ii) we issue shares of common stock, with no securities or other consideration paid or payable to holders of our common stock (e.g., a merger transaction in which we acquire another corporation in exchange for shares of our common stock), then (A) the entire unpaid principal under the applicable Note shall automatically convert, as of immediately prior to the effective time of the Change of Control, into shares of our common stock at a conversion price per share equal to approximately $0.045 on the effective date of the Change of Control, and (B) we shall also issue to each Note holder a five-year warrant entitling the holder to purchase, at an exercise price equal to approximately $0.045, that number of shares of our common stock obtained by dividing (a) the sum of the outstanding principal under the applicable Note by (b) approximately $0.045.

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

As of September 30, 2013, we were not in compliance with several terms of the cenderitide license agreement, including, but not limited to, provisions requiring us to pay Mayo an annual maintenance fee and actively pursue the development of cenderitide. We are in discussions with the Mayo Foundation to amend the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide. See “Item 1A. Risk Factors – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

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

As of September 30, 2013, we were not in compliance with several terms of the CU-NP license agreement, including, but not limited to, provisions requiring us to pay Mayo an annual maintenance fee and actively pursue the development of CU-NP. We are in discussions with the Mayo Foundation to amend and the agreement, but we cannot guarantee that we will be able to reach an agreement with Mayo that allows us to maintain our rights to cenderitide. See “Item 1A. Risk Factors – We are not in compliance with various provisions of our license agreements with the Mayo Foundation. If we are unable to renegotiate these agreements, then we will lose our rights to cenderitide and CU-NP.”

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

Merger Agreement with Capricor, Inc.

 On July 7, 2013, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Capricor, Inc. (“Capricor”), a privately held company incorporated in Delaware, and Bovet Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub, subject to certain conditions contained in the Merger Agreement, will merge with and into Capricor and Capricor will become a wholly-owned subsidiary of the Company (the “Merger”). The Merger Agreement was amended on September 27, 2013.    Upon completion of the Merger, each outstanding share of Capricor common stock, and each security convertible into Capricor common stock, will automatically convert into the right to receive a number of shares of the Company’s common stock, or, as applicable, securities convertible into the Company’s common stock, such that, after giving effect to the Merger, the holders of Capricor capital stock immediately prior to the Merger will hold, in the aggregate, 90% of the total number of shares of the Company’s common stock on a fully-diluted basis. Capricor is a company whose mission is to improve the treatment of heart disease by commercializing cardiac stem cell therapies for patients.

The Merger Agreement contains customary representations and warranties by the Company and Capricor with respect to their businesses and the transactions contemplated by the Merger Agreement.  Closing of the Merger is conditioned on, among other things, accuracy of such representations and warranties, approval of the Merger Agreement by the requisite number of Capricor’s stockholders, conversion of each share of Capricor preferred stock into Capricor common stock, and stockholder approval of an amendment to the Company’s Certificate of Incorporation authorizing a reverse split of the Company’s common stock at a ratio not to exceed 1-for-100.  In addition, the closing of the Merger is conditioned on the Company amending its technology license agreement with the Mayo Foundation and evidence of payment or other satisfaction in full (including releases) of accrued liabilities and obligations of the Company (with the exception of obligations not to exceed the aggregate amount of $100,000, which may remain outstanding through the effective time of the Merger). The Merger Agreement may be terminated for certain reasons, including by either party if the closing thereof does not occur prior to November 15, 2013.  The Merger Agreement also contains other customary terms and provisions as are common in similar agreements.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2013.

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

As of September 30, 2013, our portfolio consisted primarily of bank savings and checking accounts and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at September 30, 2013, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $0.1 million.

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

Voting Results of Special Meeting of Stockholders

On November 12, 2013, we held a special meeting of stockholders (the “Special Meeting”) in San Francisco, California.  At the Special Meeting, our stockholders voted on four proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the SEC on October 10, 2013 (the “Proxy Statement”). The results of the matters presented at the Special Meeting, based on the presence in person or by proxy of holders of 23,083,844 shares   of the Company’s common stock entitled to vote, are described below.

            Proposal 1: To authorize the amendment of our certificate of incorporation to effect a combination (reverse split) of our common stock at a ratio not to exceed 1:100, and to reduce the total number of shares of common stock that we are authorized to issue from 100 million to 50 million and reduce the total number of shares of preferred stock that we are authorized to issue from 10 million to 5 million. The proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
22,196,268	882,241	5,335	0

Proposal 2: To authorize the amendment of our certificate of incorporation to change our name from “Nile Therapeutics, Inc.” to “Capricor Therapeutics, Inc.” This proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
22,607,358	466,161	10,325	0

Proposal 3: To approve adjournments of the Special Meeting, if necessary, to solicit additional proxies if there are insufficient votes to approve Proposals 1 and 2. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
22,143,340	910,381	30,123	0

Proposal 4:  To approve, on a nonbinding, advisory basis, the “golden parachute” compensation that may be paid or become payable to our named executive officers in connection with the consummation of the our proposed merger transaction with Capricor, Inc. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Vote
20,558,247	1,836,081	689,516	0

Stock Issuances

On November 13, 2013, the Company entered into warrant exchange agreements with holders of common stock purchase warrants to purchase an aggregate of 1,484,695 shares of the Company’s common stock, which were originally issued in connection with the Company’s private placement of common stock and warrants completed on July 15, 2009.  Pursuant to the terms of these agreements, the Company issued to such holders approximately 0.01102 shares of common stock for each share of common stock underlying their warrants for a total issuance of 16,360 shares of common stock. Upon such issuance, all rights of such holders under their warrants terminated.   The shares of common stock issued in consideration for the exchange of such warrants was not registered under the Securities Act of 1933, as amended (the “Securities Act”) at the time of sale. For these issuances, the Company relied upon the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of such shares did not involve a public offering, as each purchaser of such securities was an “accredited investor” and no general solicitation was used.

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

101
The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012, and for the period from August 1, 2005 (inception) through September 30, 2013, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through September 30, 2013, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and for the period from August 1, 2005 (inception) through September 30, 2013, and (v) Notes to Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NILE THERAPEUTICS, INC.

Date: November 14, 2013	By:	/s/ Darlene Horton, M.D.
Darlene Horton, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Daron Evans
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

101
The following financial information from Nile Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012, and for the period from August 1, 2005 (inception) through September 30, 2013, (iii) Condensed Statement of Stockholders’ Equity for the period from August 1, 2005 (inception) through September 30, 2013, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and for the period from August 1, 2005 (inception) through September 30, 2013, and (v) Notes to Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

