Form 10-Q
period 2014-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2014-05-15
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the quarterly period ended March 31, 2014

 or

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

Large accelerated filer Accelerated filer	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

As of May 12, 2014, there were 11,690,859 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers, third party manufacturers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	our ability to manufacture products for clinical and commercial use;

•	our ability to protect our patents and other intellectual property;

•	our ability to market any of our products;

•	our history of operating losses;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to compete against other companies and research institutions;

•	the effect of potential strategic transactions on our business;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

This Quarterly Report on Form 10-Q also contains statistical data, estimates and forecasts that are based on independent industry publications or other publicly available information, as well as other information based on our internal sources. Although we believe that the third-party sources referred to in this Quarterly Report on Form 10-Q are reliable, we have not independently verified the information provided by these third parties. While we are not aware of any misstatements regarding any third-party information presented in this report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,979,150	$1,729,537
Marketable securities	326,226	326,494
Restricted Cash	555,232	1,401,859
Interest receivable	757	187
Prepaid expenses and other current assets	169,579	222,763

TOTAL CURRENT ASSETS	14,030,944	3,680,840

PROPERTY AND EQUIPMENT, at cost
Furniture and equipment	38,850	38,850
Laboratory equipment	208,667	115,766
	247,517	154,616
Less accumulated depreciation	(83,978)	(80,429)

NET PROPERTY AND EQUIPMENT	163,539	74,187

OTHER ASSETS
Patents, net of accumulated amortization of $33,557 and $32,475 respectively	228,382	227,207
Loan fees, net of accumulated amortization of $8,556 and $6,722, respectively	28,111	29,945
In-process research and development, net of accumulated amortization of $0	1,500,000	1,500,000
Deposits	25,728	25,728

TOTAL ASSETS	$15,976,704	$5,537,907

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,518,595	$1,506,509
Accounts payable and accrued expenses, related party	481,643	382,142
Sub-award payable, related party	-	41,855
Accrued royalties	132,379	122,416
Deferred income, current	4,166,667	-

TOTAL CURRENT LIABILITIES	6,299,284	2,052,922

LONG-TERM LIABILITIES
Deferred income, net of current portion	7,291,666	-
Loan payable	3,961,733	3,961,733
Accrued interest	83,461	58,134

TOTAL LONG-TERM LIABILITIES	11,336,860	4,019,867

TOTAL LIABILITIES	17,636,144	6,072,789

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,690,859 and 11,687,747 shares issued and outstanding respectively	11,690	11,687
Additional paid-in capital	15,638,420	15,552,946
Accumulated other comprehensive loss	(404)	(980)
Deficit accumulated during the development stage	(17,309,146)	(16,098,535)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,659,440)	(534,882)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,976,704	$5,537,907

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

			July 5, 2005
	Three months ended March 31,		(inception) through
	2014	2013	March 31, 2014

INCOME
Collaboration income	1,041,667	-	1,041,667
Grant income	-	233,291	4,180,970

TOTAL INCOME	1,041,667	233,291	5,222,637

OPERATING EXPENSES
Research and development	1,374,757	1,191,154	12,874,352
General and administrative	852,347	474,429	7,806,014

TOTAL OPERATING EXPENSES	2,227,104	1,665,583	20,680,366

LOSS FROM OPERATIONS	(1,185,437)	(1,432,292)	(15,457,729)

OTHER INCOME (EXPENSE)
Investment income (loss)	153	18,889	151,044
Interest expense	(25,327)	(3,711)	(83,461)
Impairment of goodwill	-	-	(1,919,000)

TOTAL OTHER INCOME (EXPENSE)	(25,174)	15,178	(1,851,417)

NET LOSS	(1,210,611)	(1,417,114)	(17,309,146)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain (loss) on marketable securities	576	(8,763)	(404)

COMPREHENSIVE LOSS	$(1,210,035)	$(1,425,877)	$(17,309,550)

Net loss per share, basic and diluted	$(0.10)	$(0.14)

Weighted average number of shares, basic and diluted	11,689,441	10,351,294

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	SUBSCRIPTION	OTHER COMPREHENSIVE	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	LOSS	STAGE	EQUITY (DEFICIT)

Balance, July 5, 2005	-	$-	$-	$-	$-	$-	$-

Issuance of common shares to founders	3,734,740	3,735	(1,935)	(1,800)	-	-	$-

Interest on subscription receivable	-	-	-	(36)	-	-	$(36)

Net loss	-	-	-	-	-	36	$36

Balance at December 31, 2005	3,734,740	3,735	(1,935)	(1,836)	-	36	$-

Series A-1 Preferred stock issued for cash at $1.54 per share, as converted	1,950,364	1,950	3,006,050	-	-	-	$3,008,000

Interest on subscription receivable	-	-	-	(86)	-	-	$(86)

Net loss	-	-	-	-	-	(1,171,419)	$(1,171,419)

Balance at December 31, 2006	5,685,104	5,685	3,004,115	(1,922)	-	(1,171,383)	$1,836,495

Interest on subscription receivable	-	-	-	(71)	-	-	$(71)

Stock Based Compensation	-	-	5,820	-	-	-	$5,820

Net loss	-	-	-	-	-	(979,076)	$(979,076)

Balance at December 31, 2007	5,685,104	5,685	3,009,935	(1,993)	-	(2,150,459)	$863,168

Common Stock issued for services at $0.15 per share	25,060	25	3,833		-	-	$3,858

Interest on subscription receivable	-	-	-	(37)	-	-	$(37)

Stock Based Compensation	-	-	16,422	-	-	-	$16,422

Net loss	-	-	-	-	-	(630,859)	$(630,859)

Balance at December 31, 2008	5,710,164	5,710	3,030,190	(2,030)	-	(2,781,318)	$252,552

Series A-2 Preferred stock and warrants issued for cash at $1.83 per share, as converted	436,816	437	799,570	-	-	-	$800,007

Interest on subscription receivable	-	-	-	(69)	-	-	$(69)

Stock Based Compensation	-	-	8,251	-	-	-	$8,251

Net loss	-	-	-	-	-	(148,970)	$(148,970)

Balance at December 31, 2009	6,146,980	6,147	3,838,011	(2,099)	-	(2,930,288)	$911,771

Series A-2 Preferred stock and warrants issued for cash at $1.83 per share, as converted	1,092,030	1,092	1,998,908	-	-	-	$2,000,000

Equity Offering transaction costs	-	-	(91,155)	-	-	-	$(91,155)

Interest on subscription receivable	-	-	-	(57)	-	-	$(57)

Stock Based Compensation	-	-	24,163	-	-	-	$24,163

Net loss	-	-	-	-	-	(1,055,748)	$(1,055,748)

Balance at December 31, 2010	7,239,010	7,239	5,769,927	(2,156)	-	(3,986,036)	$1,788,974

Series A-3 Preferred stock issued for cash at $1.93 per share, as converted	518,714	519	999,481	-	-	-	$1,000,000

Interest on subscription receivable	-	-	-	(29)	-	-	$(29)

Stock Based Compensation	-	-	15,527	-	-	-	$15,527

Net loss	-	-	-	-	-	(1,149,320)	$(1,149,320)

Balance at December 31, 2011	7,757,724	7,758	6,784,935	(2,185)	-	(5,135,356)	$1,655,152

Series A-3 Preferred stock issued for cash at $1.93 per share, as converted	2,593,570	2,594	4,997,406	-	-	-	$5,000,000

Interest on subscription receivable	-	-	-	(26)	-	-	$(26)

Stock Based Compensation	-	-	332,347	-	-	-	$332,347

Unrealized loss on marketable securities	-	-	-	-	(21,795)	-	$(21,795)

Net loss	-	-	-	-	-	(2,071,255)	$(2,071,255)

Balance at December 31, 2012	10,351,294	10,351	12,114,689	(2,211)	(21,795)	(7,206,611)	$4,894,423

Interest on subscription receivable	-	-	-	(1)	-	-	$(1)

Proceeds from subscription receivable	-	-	-	2,212	-	-	$2,212

Stock Based Compensation	-	-	263,593	-	-	-	$263,593

Reverse merger transaction
Reverse acquisition of Nile	1,336,453	1,336	3,174,664	-	-	-	$3,176,000

Unrealized gain (loss) on marketable securities	-	-	-	-	20,815	-	$20,815

Net loss	-	-	-	-	-	(8,891,924)	$(8,891,924)

Balance at December 31, 2013	11,687,747	11,687	15,552,946	-	(980)	(16,098,535)	$(534,882)

Stock Based Compensation	-	-	84,544	-	-	-	$84,544

Unrealized gain (loss) on marketable securities	-	-	-	-	576	-	$576

Stock Option Exercise	3,112	3	930	-	-	-	$933

Net loss	-	-	-	-	-	(1,210,611)	$(1,210,611)

Balance at March 31, 2014	11,690,859	$11,690	$15,638,420	$-	$(404)	$(17,309,146)	$(1,659,440)

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			July 5, 2005
	Three months ended March 31,		(inception) through
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,210,611)	$(1,417,114)	$(17,309,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property and equipment	-	-	(3,707)
Depreciation and amortization	6,465	6,120	171,197
Common stock issued for services	-	-	3,858
Impairment of goodwill	-	-	1,919,000
Stock-based compensation	84,544	41,373	750,667
Change in assets - (increase) decrease:
Restricted cash	846,627	(515,222)	(555,232)
Grants receivable	-	329,240	-
Interest receivable	(570)	8,274	(757)
Prepaid expenses and other current assets	53,184	7,268	(146,475)
Deposits	-	-	(23,193)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	12,086	165,058	1,251,092
Accounts payable and accrued expenses, related party	99,501	133,094	481,643
Sub-award payable, related party	(41,855)	48,317	-
Accrued royalties	9,963	9,963	132,379
Accrued interest	25,327	3,711	83,461
Deferred revenue	11,458,333	3,711	11,458,333

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,342,994	(1,176,207)	(1,786,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(226,998)	(42,830)	(4,668,517)
Proceeds from sales and maturities of marketable securities	227,842	488,000	4,341,887
Proceeds from sale of property and equipment	-	-	88,908
Payments for purchase of property and equipment	(92,901)	(3,144)	(377,824)
Proceeds from reverse merger	-	-	664
Payments for patents	(2,257)	(10,986)	(261,939)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(94,314)	431,040	(876,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of series A-1 preferred stock	-	-	3,008,000
Proceeds from the sale of series A-2 preferred stock	-	-	2,800,007
Proceeds from the sale of series A-3 preferred stock	-	-	6,000,000
Proceeds from loan payable, net	-	857,267	3,925,066
Proceeds from stock option exercises	933	-	933
Costs related to the issuance of preferred stock and warrants	-	-	(91,155)

NET CASH PROVIDED BY FINANCING ACTIVITIES	933	857,267	15,642,851

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,249,613	112,100	12,979,150

Cash and cash equivalents balance at beginning of period	1,729,537	170,106	-

Cash and cash equivalents balance at end of period	$12,979,150	$282,206	$12,979,150

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The mission of Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company”), is to improve the treatment of diseases by commercializing innovative therapies. Capricor, Inc., a privately-held company and a wholly-owned subsidiary of Capricor Therapeutics (referred to herein as “Capricor”), was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and Nile Therapeutics, Inc., or Nile, on November 20, 2013, Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, currently has six drug candidates in various stages of development.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the consolidated financial statements and the consolidated notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2014, from which the December 31, 2013 consolidated balance sheet has been derived.

Consummation of Merger

On November 20, 2013, pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of July 7, 2013, as amended by that certain First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013 (as amended, the “Merger Agreement”), by and among Nile, Bovet Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Nile (“Merger Sub”), and Capricor, Merger Sub merged with and into Capricor and Capricor became a wholly-owned subsidiary of Nile (the “Merger”). Immediately prior to the effective time of the Merger (the “Effective Time”) and in connection therewith, Nile filed certain amendments to its certificate of incorporation which, among other things (i) effected a 1-for-50 reverse split of its common stock (the “Reverse Stock Split”), (ii) changed its corporate name from “Nile Therapeutics, Inc.” to “Capricor Therapeutics, Inc.,” and (iii) effected a reduction in the total number of authorized shares of common stock from 100,000,000 to 50,000,000, and a reduction in the total number of authorized shares of preferred stock from 10,000,000 to 5,000,000.

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

Since Capricor was deemed to be the accounting acquiror in the merger, the historical financial information for periods prior to the Merger reflect the financial information and activities solely of Capricor and not of Nile. The historical equity of Capricor has been retroactively adjusted to reflect the equity structure of Capricor Therapeutics using the respective exchange ratio established in the Merger, which reflects the number of shares Capricor Therapeutics issued to equity holders of Capricor as a result of the Merger. The retroactive adjustment of Capricor’s equity includes Capricor’s preferred stock as if such shares of preferred stock had been converted into Capricor common stock at the respective dates of issuance, which is consistent with the terms of the Merger. Accordingly, all common and preferred shares and per share amounts for all periods presented in the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and consolidated notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratio established in the Merger.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basis of Consolidation

Our condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Development Stage Activities

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2014, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, developing its intellectual property portfolio and raising capital. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company has experienced net losses since its inception and had an accumulated deficit of approximately $17.3 million at March 31, 2014. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Liquidity

The Company has historically financed its research and development activities as well as operational expenses from equity financings, government grants, a payment from Janssen Biotech, Inc. (“Janssen”) and a loan award from the California Institute for Regenerative Medicine (“CIRM”).

Cash resources consisting of cash, cash equivalents and marketable securities as of March 31, 2014 were approximately $13.3 million, compared to $2.1 million as of December 31, 2013. On January 7, 2014, Capricor received $12.5 million from Janssen pursuant to the terms of the Collaboration Agreement and Exclusive License Option entered into on December 27, 2013 by and between the Company and Janssen (the “Janssen Agreement”). The Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its compounds to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described, as well as government funded grants and/or loans.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of March 31, 2014 and December 31, 2013, restricted cash represents funds received under Capricor’s Loan Agreement with CIRM (see note 2), to be allocated to the ALLSTAR clinical trial research costs as incurred.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities

At March 31, 2014 and December 31, 2013, marketable securities consist primarily of United States treasuries. These investments are considered available-for-sale. Realized gains and losses on the sale of debt and equity securities are determined on the specific identification method. Unrealized gains and losses are presented as other comprehensive income (loss).

Intangible Assets

As a result of the Merger, the Company recorded $1.5 million as in-process research and development, a component of intangible assets. As of March 31, 2014, the Company had not begun amortizing the in-process research and development.

Government Research Grants

Government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable.

Income from Collaborative Agreement

Revenue from nonrefundable, up-front license or technology access payments under license and collaborative arrangements that are not dependent on any future performance by the Company is recognized when such amounts are earned. If the Company has continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of continuing performance obligation.

The Company accounts for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with Financial Accounting Standards Board (“FASB”) ASC Subtopic 605-25, “Multiple Element Arrangements”. For new or materially amended multiple element arrangements, the Company identifies the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

The Company determined the deliverables under its collaborative arrangement with Janssen (see note 7) did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, the Company recognized revenue from non-refundable, upfront fees ratably over the term of its performance under the agreement. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets and amortized over the estimated period of performance. The Company periodically reviews the estimated performance period of its contract based on the progress of its project.

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

 Loan Payable

The Company accounts for the funds advanced under its Loan Agreement with CIRM (see note 2) as a loan payable as the eventual repayment of the loan proceeds or forgiveness of the loan is contingent upon certain future milestones being met and other conditions. As the likelihood of whether or not the Company will ever achieve these milestones or satisfy these conditions cannot be reasonably predicted at this time, the Company records these amounts as a loan payable.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $1.4 million, $1.2 million and $12.9 million for the three months ended March 31, 2014 and 2013 and for the period from July 5, 2005 (inception) through March 31, 2014, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. For the three months ended March 31, 2014 and 2013 and for the period from July 5, 2005 (inception) through March 31, 2014, the Company’s comprehensive income (loss) was $576, $(8,763), and $(404), respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares, which primarily consist of stock options issued to employees and warrants issued to third parties, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

For the three months ended March 31, 2014 and 2013, warrants and options to purchase 5,041,281 and 5,813,078 shares, respectively, have been excluded from the computation of potentially dilutive securities.

Fair Value Measurements

Assets and liabilities recorded at fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

Level Input:	Input Definition:

Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2014 and December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014
	Level I	Level II	Level III	Total
Marketable securities	$326,226	$-	$-	$326,226

	December 31, 2013
	Level I	Level II	Level III	Total
Marketable securities	$326,494	$-	$-	$326,494

Carrying amounts reported in the balance sheet of cash and cash equivalents, grants receivable and accounts payable and accrued expenses approximate fair value due to their relatively short maturity. The carrying amounts of the Company’s marketable securities approximate fair value based on market quotations from national exchanges at the balance sheet date. Interest and dividend income are recognized separately on the income statement based on classifications provided by the brokerage firm holding the investments. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using Black-Scholes. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. Prior to the Merger, the Company and holders of warrants to purchase shares of common stock entered into agreements pursuant to which such holders agreed to receive an aggregate of 59,546 shares of the Company’s common stock in exchange for the cancellation and surrender of their warrants. No proceeds were received by the Company from these issuances. Management has determined the value of the warrant liability to be insignificant at March 31, 2014, and no such liability has been reflected on the balance sheet.

New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 amends ASC 220, Comprehensive Income (“ASC 220”), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for our interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial position or results of operations.

In March 2013, the FASB issued new guidance related to the release of cumulative translation adjustment related to an entity’s investment in a foreign entity. The guidance clarifies that the guidance in Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustment into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. This guidance is effective for the Company prospectively for reporting periods beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting. ASU 2013-07 also provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. ASU 2013-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect amendments in ASU 2013-07 to impact the Company’s condensed consolidated financial statements, results of operations or liquidity.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of ASU 2013-11 did not have a material effect on the Company’s consolidated financial position or results of operations.

For a more detailed listing of our significant accounting policies, see Note 1 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014.

2.	LOAN PAYABLE

On February 5, 2013, Capricor entered into a Loan Agreement with CIRM (the “CIRM Loan Agreement”), pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of the ALLSTAR clinical trial.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

2.	LOAN PAYABLE (Continued)

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. Under the terms of the CIRM Loan Agreement, CIRM deducted $36,667 from the initial disbursement to cover its costs in conducting financial due diligence on Capricor. CIRM will also deduct approximately $16,667 from each disbursement made in the second and third year of the loan period to cover its costs of continuing due diligence according to the payment disbursement schedule, which may be amended from time to time. So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has funds available sufficient to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements.

The timing of the distribution of funds pursuant to the CIRM Loan Agreement shall be contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the State Treasury, as determined by CIRM in its sole discretion.

Capricor did not issue stock, warrants or other equity to CIRM in connection with this award. The due diligence costs to be deducted from each disbursement are capitalized and amortized to general and administrative expenses over the remaining term of the loan. As of March 31, 2014, $36,667 of loan costs were capitalized with $1,834, $1,414, and $8,556 expensed for the three months ended March 31, 2014 and 2013, and the period from July 5, 2005 (inception) through March 31, 2014, respectively, with the balance of $28,111 to be amortized over the next 3.9 years.

On February 6, 2013, Capricor received loan proceeds of $857,267, net of loan costs. This disbursement will carry interest at the initial rate approximately 2.8% per annum.

On July 8, 2013, Capricor received its second disbursement under the loan award of $3,067,799. This disbursement will carry interest at the initial rate of approximately 2.5% per annum. A portion of the principal disbursed under the second disbursement is currently being recorded as restricted cash, as Capricor must expend for approved project costs in order to use these funds. For the three months ended March 31, 2014 and 2013 and for the period from July 5, 2005 (inception) through March 31, 2014, interest expense under the CIRM loan was $25,327, $3,711, and $83,461, respectively.

3.	STOCKHOLDERS’ EQUITY

Reverse Stock Split

On November 20, 2013, the Company effected a reverse split of our common stock, par value $0.001 per share, at a ratio of one-for-fifty. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these condensed consolidated financial statements and related condensed consolidated notes, where applicable, have been adjusted retroactively to reflect this reverse stock split.

Outstanding Shares

At March 31, 2014, the Company had 11,690,859 common shares issued and outstanding.

Conversion of all Convertible Preferred Stock at the Merger

Prior to the Merger and without giving effect to the applicable multiplier, Capricor was authorized to issue 5,426,844 shares of convertible preferred stock, which was allocated as follows: Series A-1: 940,000 shares, all of which were issued; Series A-2: 736,844 shares, all of which were issued; and Series A-3: 3,750,000 shares, of which 1,500,000 shares were issued. During 2011 and 2012, the 1,500,000 shares of Series A-3 convertible preferred stock, with a par value of $0.001 per share, were issued for cash proceeds of $6,000,000. Immediately prior to the Effective Time, all shares of Capricor preferred stock were converted into shares of Capricor common stock pursuant to the terms of the Merger Agreement. The shares of Capricor preferred stock that were converted into Capricor common stock, as a result of the Merger and in accordance with the terms of the Merger Agreement, were exchanged according to the applicable multiplier for 6,591,494 shares of common stock of the Company, and all rights and preferences (including dividends) attached to the shares of Capricor preferred stock were rendered void. The preferred shares are presented retrospectively as shares of common stock on an as-converted basis.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes all warrant activity for the period ended March 31, 2014:

	Warrants	Weighted Average Exercise Price

Outstanding at January 1, 2014	332,281	$17.20
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2014	332,281	$17.20

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2014:

At March 31, 2014
Grant Date	Warrants Outstanding	Range of Exercise Prices	Expiration Date

7/15/2009	28,400	$62.50 - $114.00	7/14/2014
4/21/2010	52,650	$47.00	4/20/2015
4/4/2012	187	$2.27	4/3/2017
11/20/2013	251,044	$2.27	11/19/2018
	332,281

Stock Options

The Company’s Board of Directors (the “Board”) has approved four stock option plans: (i) the Amended and Restated 2005 Stock Option Plan, (ii) the 2006 Stock Option Plan, (iii) the 2012 Restated Equity Incentive Plan (which has superseded the 2006 Stock Option Plan) (the “2012 Plan”), and (iv) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”).

On July 26, 2010, the Company’s stockholders approved an amendment to the 2005 Plan increasing the total number of shares authorized for issuance thereunder to 190,000 (after the effects of the Reverse Stock Split at the consummation of the Merger). Under the 2005 Plan, incentives may be granted to officers, employees, directors, consultants and advisors. Incentives under the 2005 Plan may be granted in any one or a combination of the following forms: (i) incentive stock options and non-statutory stock options, (ii) stock appreciation rights, (iii) stock awards, (iv) restricted stock, and (v) performance shares.

After the effects of the Merger, 4,149,710 shares of common stock are reserved under the 2012 Plan for the issuance of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and other service providers. Included in the 2012 Plan are the shares of common stock that were originally reserved under the 2006 Stock Option Plan. Under the 2012 Plan, each stock option granted will be designated in the Award Agreement as either an Incentive Stock Option or a Nonstatutory Stock Option. Notwithstanding such designation, however, to the extent that the aggregate fair market value of the shares with respect to which Incentive Stock Options are exercisable for the first time by the participant during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as Nonstatutory Stock Options.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK OPTIONS AND WARRANTS (Continued)

After the effects of the Merger, 2,697,311 shares of common stock are reserved under the 2012 Non-Employee Director Plan for the issuance of stock options to members of the Board who are not employees of the Company.

Each of the plans are administered by the Board, or a committee appointed by the Board, which determines the recipients and types of awards to be granted, as well as the number of shares subject to the awards, the exercise price and the vesting schedule. Currently, stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, and generally vest over a period of one to four years. The term of stock options granted under each of the plans cannot exceed ten years.

The estimated weighted average fair values of the options granted during the three months ended March 31, 2014 and 2013 were $10.65 and $0.25 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The following assumptions we used for stock options issued for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Expected volatility	117%	100%
Expected term	7 years	6-7 years
Dividend yield	0%	0%
Risk-free interest rates	2.2%	0.7% - 1.3%

Employee stock-based compensation expense for the three months ended March 31, 2014 and 2013, and for the cumulative period from July 5, 2005 (inception) through March 31, 2014, are as follows:

			Period from July 5, 2005 (inception) through
	Three months ended March 31,		March 31, 2014
	2014	2013
General and administrative	79,260	41,373	745,383
Research and development	5,284	-	5,284
Total	84,544	41,373	750,667

As of March 31, 2014, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $828,035, which is expected to be recognized over approximately 2.9 years.

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

The following table summarizes stock option activity for the three months ended March 31, 2014:

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK OPTIONS AND WARRANTS (Continued)

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	4,888,519	$0.51
Granted	25,362	12.00
Exercised	(3,112)	0.30
Expired	(201,769)	0.30
Outstanding at March 31, 2014	4,709,000	$0.58
Exercisable at March 31, 2014	2,719,483	$0.65

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2014, the Company maintained approximately $13.6 million of uninsured deposits.

6.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that is effective for a two year period beginning July 1, 2013. The monthly payment is $16,620 per month for the first twelve months of the term and will increase to $17,285 per month for the second twelve months of the term. Capricor also leases research facilities from Cedars-Sinai Medical Center (“CSMC”), a shareholder of the Company, currently on a month-to-month basis.

Total rent expense to unrelated parties for the three months ended March 31, 2014 and 2013 and for the period from July 5, 2005 (inception) through March 31, 2014 was $49,860, $26,940 and $266,178, respectively. Total rent expense to the related party for the three months ended March 31, 2014 and 2013 and for the period from July 5, 2005 (inception) through March 31, 2014 was $13,662, $13,662 and $336,996, respectively.

Legal Contingencies

Periodically the Company may become involved in certain legal actions and claims arising in the ordinary course of business. There were no material legal actions or claims reported at March 31, 2014.

7.	LICENSE AGREEMENTS

Capricor’s Technology - CAP-1002, CAP-1001 and CSps

Capricor has entered into exclusive license agreements for intellectual property rights related to cardiac derived cells with Università Degli Studi Di Roma at la Sapienza (the “University of Rome”), The Johns Hopkins University (“JHU”) and CSMC. In addition, Capricor has filed patent applications related to enhancements or validation of the technology developed by its own scientists.

University of Rome License Agreement

Capricor and the University of Rome entered into a License Agreement, dated June 21, 2006 (the “Rome License Agreement”), which provides for the grant of an exclusive, world-wide, royalty-bearing license by the University of Rome to Capricor (with the right to sublicense) to develop and commercialize licensed products under the licensed patent rights in all fields. With respect to any new or future patent applications assigned to the University of Rome utilizing cardiac stem cells in cardiac care, Capricor has a first right of negotiation for a certain period of time to obtain a license thereto.

Pursuant to the Rome License Agreement, Capricor paid the University of Rome a license issue fee, is currently paying minimum annual royalties in the amount of 20,000 Euros per year, and is obligated to pay a lower-end of a mid-range double-digit percentage on all royalties received as a result of sublicenses granted, which are net of any royalties paid to third parties under a license agreement from such third party to Capricor. The minimum annual royalties are creditable against future royalty payments.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

7.	LICENSE AGREEMENTS (Continued)

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

The Johns Hopkins University License Agreement

Capricor and JHU entered into an Exclusive License Agreement, effective June 22, 2006 (the “JHU License Agreement”), which provides for the grant of an exclusive, world-wide, royalty-bearing license by JHU to Capricor (with the right to sublicense) to develop and commercialize licensed products and licensed services under the licensed patent rights in all fields and a nonexclusive right to the know-how. In May 2009, the JHU License Agreement was amended to add additional patent rights to the JHU License Agreement in consideration of a payment to JHU and reimbursement of patent costs. Capricor and JHU executed a Second Amendment to the JHU License Agreement, effective as of December 20, 2013, pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified.

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. As of March 31, 2014, $100,000 is currently accrued due the Phase I enrollment being completed.

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

Cedars-Sinai Medical Center License Agreement

On January 4, 2010, Capricor entered into an Exclusive License Agreement with CSMC (the “CSMC License Agreement”), for certain intellectual property rights. In 2013, the CSMC License Agreement was amended twice resulting in, among other things, a reduction in the percentage of sublicense fees which would have been payable to CSMC. Effective December 30, 2013, Capricor entered into an Amended and Restated Exclusive License Agreement with CSMC (the “Amended CSMC License Agreement”) pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified.

The Amended CSMC License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license by CSMC to Capricor (with the right to sublicense) to conduct research using the patent rights and know-how and develop and commercialize products in the field using the patent rights and know-how. In addition, Capricor has the exclusive right to negotiate for an exclusive license to any future rights arising from related work conducted by or under the direction of Dr. Eduardo Marbán on behalf of CSMC. In the event the parties fail to agree upon the terms of an exclusive license, Capricor shall have a non-exclusive license to such future rights, subject to royalty obligations.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

7.	LICENSE AGREEMENTS (Continued)

Pursuant to the CSMC License Agreement, CSMC was paid a license fee and Capricor was obligated to reimburse CSMC for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor was equired to meet certain spending and development milestones. The annual spending requirements range from $350,000 to $800,000 each year between 2010 and 2017 (with the exception of 2014, for which there is no annual spending requirement). Pursuant to the Amended CSMC License Agreement, Capricor remains obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a low double-digit percentage of the consideration received from any sublicenses or other grant of rights. The above-mentioned royalties are subject to reduction in the event Capricor becomes obliged to obtain a license from a third party for patent rights in connection with the royalty-bearing product. In 2010, Capricor discontinued its research under some of the patents.

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

Collaboration Agreement with Janssen Biotech, Inc.

On December 27, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option (the “Janssen Agreement”) with Janssen, a wholly-owned subsidiary of Johnson & Johnson. Under the terms of the Janssen Agreement, Capricor and Janssen agreed to collaborate on the development of Capricor’s cell therapy program for cardiovascular applications, including its lead product, CAP-1002. Capricor and Janssen further agreed to collaborate on the development of cell manufacturing in preparation for future clinical trials. Under the Janssen Agreement, Capricor was paid $12.5 million, and Capricor will contribute to the development of a chemistry, manufacturing and controls (“CMC”) package. In addition, Janssen has the exclusive right to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from Phase II of Capricor’s ALLSTAR clinical trial for CAP-1002. If Janssen exercises its option rights, Capricor would receive an upfront license fee and additional milestone payments which may total up to $325 million. In addition, a royalty ranging from a low double-digit percentage to a lower-end of a mid-range double-digit percentage would be paid on sales of licensed products.

Company’s Technology – Cenderitide and CU-NP

The Company has entered into an exclusive license agreement for intellectual property rights related to natriuretic peptides with the Mayo Foundation for Medical Education and Research and a Clinical Trial Funding Agreement with Medtronic, Inc., which also includes certain intellectual property licensing provisions.

Mayo License Agreement

The Company and the Mayo Foundation for Medical Education and Research (“Mayo”) previously entered into a Technology License Agreement with respect to cenderitide on January 20, 2006, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 21, 2007, and which was amended on June 2, 2008 (as so amended, the “CD-NP Agreement”). On June 13, 2008, the Company and Mayo entered into a Technology License Agreement with respect to CU-NP (the “CU-NP Agreement”, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008. On November 14, 2013, the Company entered into an Amended and Restated License Agreement with Mayo (the “Amended Mayo Agreement”). The Amended Mayo Agreement amends and restates in its entirety each of the CD-NP Agreement and the CU-NP Agreement, and creates a single amended and restated license agreement between the Company and Mayo with respect to CD-NP and CU-NP.

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

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

7.	LICENSE AGREEMENTS (Continued)

Under each of the previous CD-NP Agreement and CU-NP Agreement, the Company paid Mayo up-front cash payments and the Company agreed to make certain performance-based cash payments to Mayo upon successful completion of certain milestones. Additionally, the Company issued certain amounts of common stock of the Company to Mayo under each agreement. The Amended Mayo Agreement restructured the economic arrangements of the CD-NP Agreement and CU-NP Agreement by, among other things, eliminating certain milestone payments and decreasing the royalty percentages payable upon the commercial sale of the products to low single-digit royalties on sales of CD-NP and CU-NP products. The Company is also obligated to pay to Mayo a low single-digit percentage on any upfront consideration or milestone payment received in connection with a sublicense. The Company is further obligated to pay to Mayo a low single-digit percentage on any consideration received in connection with an assignment of rights under the Amended Mayo Agreement. Pursuant to the terms of the Amended Mayo Agreement, the Company agreed to pay to Mayo an annual license maintenance fee and to issue to Mayo an additional 18,000 shares of the Company’s common stock as additional consideration for the grant of certain rights. Mayo also agreed to waive or defer the payment of certain fees owed to Mayo. All breaches and defaults by the Company under the terms of the CD-NP Agreement and CU-NP Agreement were waived by Mayo in the Amended Mayo Agreement.

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

Medtronic Clinical Trial Funding Agreement

In February 2011, the Company entered into a Clinical Trial Funding Agreement with Medtronic, Inc. (“Medtronic”). Pursuant to the agreement, Medtronic provided funding and equipment necessary for the Company to conduct a Phase I clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s pump technology.

The agreement provided that intellectual property conceived in or otherwise resulting from the performance of the Phase I clinical trial will be jointly owned by the Company and Medtronic (the “Joint Intellectual Property”), and that the Company is to pay royalties to Medtronic based on the net sales of a product covered by the Joint Intellectual Property.  The agreement further provided that, if the parties fail to enter into a definitive commercial license agreement with respect to cenderitide, each party will have a right of first negotiation to license exclusive rights to any Joint Intellectual Property.

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

Lease and Sub-Lease Agreements

Capricor leases space for its research facilities from CSMC, a shareholder of Capricor Therapeutics (see note 6).

Beginning May 1, 2012, pursuant to a sublease agreement, Capricor subleased part of its office space to Frank Litvack, the Company’s Executive Chairman, for $2,500 per month. On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly-owned by Dr. Litvack, for $2,500 per month. The sublease is on a month-to-month basis. Capricor recognized $7,500, $7,500 and $57,500 in sublease income from the related party for the three months ended March 31, 2014 and 2013 and for the period from July 5, 2005 (inception) through March 31, 2014, respectively. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

Effective May 1, 2012, Frank Litvack, the Company’s Executive Chairman, entered into a consulting agreement with Capricor for $4,000 per month for consulting services. Effective January 1, 2013, the payment amount was increased to $10,000 per month payable for consulting services. On March 24, 2014, Capricor entered into a consulting agreement with Dr. Litvack memorializing the $10,000 per month compensation arrangement described above. The agreement is terminable upon 30 days’ notice.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

8.	RELATED PARTY TRANSACTIONS (Continued)

Sub-Award Agreement

Effective January 30, 2012, Capricor entered into a sub-award agreement with CSMC. Sub-award payments totaling approximately $41,855, $41,339 and $545,754 were paid to CSMC for the three months ended March 31, 2014 and 2013 and for the period from July 5, 2005 (inception) through March 31, 2014, respectively. At March 31, 2014, the Company did not have any sub-awards payable as the award agreement with CSMC ended pursuant to its terms.

Payables to Related Party

At March 31, 2014 and December 31, 2013, the Company had accounts payable and accrued expenses, which excludes the sub-award payable, to CSMC totaling $481,643 and $382,142, respectively.

9.	SUBSEQUENT EVENTS

Additional CIRM Loan Disbursement

In May 2014, Capricor received its third loan disbursement from CIRM under the terms of the CIRM loan award (see note 2). Capricor received an amount equal to $ 4,679,947 pursuant to the third loan disbursement. This disbursement will carry interest at the initial rate of approximately 2.6% per annum.

Exosomes License Agreement

On May 5, 2014, Capricor entered into an Exclusive License Agreement with CSMC (the “Exosomes License Agreement”), for certain intellectual property rights related to exosomes technology. The Exosomes License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license by CSMC to Capricor (with the right to sublicense) in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how. In addition, Capricor has the exclusive right to negotiate for an exclusive license to any future rights arising from related work conducted by or under the direction of Dr. Eduardo Marbán on behalf of CSMC. In the event the parties fail to agree upon the terms of an exclusive license, Capricor shall have a non-exclusive license to such future rights, subject to royalty obligations.

Pursuant to the Exosomes License Agreement, CSMC was paid a license fee and Capricor reimbursed CSMC for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor is required to meet certain non-monetary development milestones and is obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a single-digit percentage of the consideration received from any sublicenses or other grant of rights. The above-mentioned royalties are subject to reduction in the event Capricor becomes obliged to obtain a license from a third party for patent rights in connection with the royalty bearing product.

The Exosomes License Agreement will, unless sooner terminated, continue in effect on a country by country basis until the last to expire of the patents covering the patent rights or future patent rights. Under the terms of the Exosomes License Agreement, unless waived by CSMC, the agreement shall automatically terminate: (i) if Capricor ceases, dissolves or winds up its business operations; (ii) in the event of the insolvency or bankruptcy of Capricor or if Capricor makes an assignment for the benefit of its creditors; (iii) if performance by either party jeopardizes the licensure, accreditation or tax exempt status of CSMC or the agreement is deemed illegal by a governmental body; (iv) within 30 days for non-payment of royalties; (v) within 90 days if Capricor fails to undertake commercially reasonable efforts to exploit the patent rights or future patent rights; (vi) if a material breach has not been cured within 90 days; or (vii) if Capricor challenges any of the CSMC patent rights. Capricor may terminate the agreement if CSMC fails to cure any material breach within 90 days after notice.

As noted above and below, Capricor Therapeutics is party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics. Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute and the Co-founder and Scientific Advisory Board Chairman of Capricor.

CAPRICOR THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

9.	SUBSEQUENT EVENTS (Continued)

New Facilities Lease with CSMC

On May 15, 2014, Capricor signed a Facilities Lease with CSMC for two research labs (the “Facilities Lease”).  The Facilities Lease is for a term of three years and replaces the month-to-month lease that was previously in effect between CSMC and Capricor.  The rent expense for the first six-month period is approximately $15,461 per month.  Commencing with the seventh month of the lease term, the rent expense will increase to approximately $19,350 per month. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. A copy of the Facilities Lease is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the condensed consolidated notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

As used in this Quarterly Report on Form 10-Q, references to “Capricor Therapeutics,” the “Company,” “we,” “us,” “our” or similar terms include Capricor Therapeutics, Inc. and its wholly-owned subsidiary. References to “Capricor” are with respect to Capricor, Inc., which became our wholly-owned subsidiary upon completion of the merger between Capricor and Nile Therapeutics, Inc. on November 20, 2013.

Overview

Our mission is to improve the treatment of diseases by commercializing innovative therapies, with a primary focus on heart disease. Our executive offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our Internet address is www.capricor.com.

Consummation of the Merger

On November 20, 2013, pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of July 7, 2013, as amended by that certain First Amendment to Agreement and Plan of Merger and Reorganization dated as of September 27, 2013, or, as so amended, the Merger Agreement, by and among Nile Therapeutics, Inc., a Delaware corporation, or Nile, Bovet Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Nile, or Merger Sub, and Capricor, Merger Sub merged with and into Capricor and Capricor became a wholly-owned subsidiary of Nile. Immediately prior to the effective time of the merger, or the Effective Time, and in connection therewith, Nile filed certain amendments to its certificate of incorporation which, among other things (i) effected a 1-for-50 reverse split of its common stock, (ii) changed its corporate name from “Nile Therapeutics, Inc.” to “Capricor Therapeutics, Inc.,” and (iii) effected a reduction in the total number of authorized shares of common stock from 100,000,000 to 50,000,000, and a reduction in the total number of authorized shares of preferred stock from 10,000,000 to 5,000,000.

At the Effective Time and in connection with the merger between Capricor and Nile, each outstanding share of Capricor’s Series A-1, Series A-2 and Series A-3 Preferred Stock was converted into one share of common stock, par value $0.001 per share, of Capricor.

As a result of the merger between Capricor and Nile and in accordance with the terms of the Merger Agreement, each outstanding share of Capricor common stock was converted into the right to receive approximately 2.07 shares of the common stock of Capricor Therapeutics, par value $0.001 per share, on a post 1-for-50 reverse stock split basis. Immediately after the Effective Time and in accordance with the terms of the Merger Agreement, the former Capricor stockholders owned approximately 90% of the outstanding common stock of Capricor Therapeutics, and the Nile stockholders owned approximately 10% of the outstanding common stock of Capricor Therapeutics, in each case on a fully-diluted basis. For accounting purposes, the merger between Capricor and Nile is accounted for as a reverse merger with Capricor as the accounting acquiror (legal acquiree) and Nile as the accounting acquiree (legal acquiror).

After the Effective Time, each then outstanding Capricor stock option, whether vested or unvested, was assumed by Capricor Therapeutics in accordance with the terms of the (i) 2006 Stock Option Plan, (ii) 2012 Restated Equity Incentive Plan, or (iii) 2012 Non-Employee Director Stock Option Plan, as applicable, and the stock option agreement under which each such option was issued. All rights with respect to Capricor common stock under outstanding Capricor options were converted into rights with respect to Capricor Therapeutics common stock.

Since Capricor was deemed to be the accounting acquiror in the merger, the historical financial information for periods prior to the merger reflects the financial information and activities solely of Capricor and not of Nile. The historical equity of Capricor has been retroactively adjusted to reflect the equity structure of Capricor Therapeutics using the respective exchange ratio established in the merger between Capricor and Nile, which reflects the number of shares Capricor Therapeutics issued to equity holders of Capricor as a result of the merger. The retroactive adjustment of Capricor’s equity includes Capricor’s preferred stock as if such shares of preferred stock had been converted into Capricor common stock at the respective dates of issuance, which is consistent with the terms of the merger. Accordingly, all common and preferred shares and per share amounts for all periods presented in the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and condensed consolidated notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratio established in the merger.

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

We currently have six drug candidates in various stages of development:

•	CAP-1002: Capricor’s lead product candidate consists of allogeneic cardiosphere-derived cells, or CDCs. CAP-1002 is currently being tested in Capricor’s ALLSTAR Phase I/II clinical trial which will determine if the cells can lead to reduction in scar size in patients who have had a heart attack. It is a dual cohort clinical trial that has two independently recruiting strata: the first are patients who have recently experienced a myocardial infarction, or MI (30-90 days post MI); the second are patients who have suffered an MI within one year (90 days to one-year post MI) to see if the cells can reduce the size of older, more established scar. In addition to measuring scar size, ALLSTAR will also look at a variety of clinical and quality of life endpoints. Phase I of the ALLSTAR trial was a 14 patient trial conducted at three sites to determine if allogeneic CDCs are safe for patients. Phase I of the trial was funded in large part by a grant received from the National Institutes of Health, or NIH. The primary endpoints focused on acute effects of cell delivery and potential immune consequences of allogeneic cell delivery. Patient enrollment was completed for the Phase I portion of the trial on October 11, 2013. On December 15, 2013, Capricor received notification from the National Heart Lung and Blood Institute, or the NHLBI, Gene and Cell Therapy Data Safety Monitoring Board that the 14-patient Phase I portion had met its safety endpoints and that Capricor was cleared to begin the Phase II portion of the trial. Capricor began enrollment of the Phase II portion of the ALLSTAR study in the first quarter of 2014. Phase II is an estimated 300 patient, double-blind, randomized, placebo-controlled trial which is powered to detect a reduction in infarct (scar) size as measured by MRI in both groups of patients, those with recent and chronic MI, at the one year follow-up. As infarct size was reduced significantly in the CADUCEUS patients at six months, Capricor intends to get a preliminary readout of ALLSTAR at six months post infusion. Phase II of ALLSTAR is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM. Recently, Capricor entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc., or Janssen. Under the agreement, Janssen has an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology.

Additionally, Capricor has been awarded a grant from the NIH to support further development of the CAP-1002 product. Dr. Eduardo Marbán of CSMC, and Capricor’s founder, has received approval on an investigational new drug, or IND, for a trial named “DYNAMIC” (dilated cardiomyopathy intervention with allogeneic myocardially-regenerative cells). Presently, Capricor is in discussions with the NIH with respect to the possible use of the funds subject to the grant for other clinical purposes. If approved, it is possible that Capricor will deploy this grant to fund the Phase I portion of the DYNAMIC trial. The Phase I portion of the DYNAMIC trial would use CAP-1002 to treat patients with advanced heart failure and a recent hospitalization for such. Capricor’s decision to become involved in the DYNAMIC trial will depend on multiple factors, including, but not limited to: approval by the NHLBI to utilize the grant monies to fund the DYNAMIC trial, the ability of Capricor to reach an agreement with CSMC regarding the clinical operations aspect of the trial, and the assessment by Capricor of the appropriateness of DYNAMIC with respect to our pipeline development plan.

•	CAP-1001: CAP-1001 consists of autologous CDCs. This product was used in the Phase I CADUCEUS clinical trial, which was sponsored and conducted by CSMC in collaboration with JHU. In that study, 25 patients were enrolled, of which 17 patients received autologous CDCs. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in infarct (scar) size. At present there is no plan for another clinical trial for CAP-1001. The data from CADUCEUS, using autologous CDCs, suggests that the cells are effective in reducing scar within several months of a heart attack. The ALLSTAR trial is designed to validate the results of CADUCEUS using an allogeneic product while also looking for potential efficacy in patients between 90 days and one year post MI with a more chronic scar, a patient population that CADUCEUS was not designed to study.

•	CSps: CSps are multicellular clusters called cardiospheres, a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While Capricor considers the CSps an important product, at present there is no plan for a clinical trial for CSps.

•	Exosomes: Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. Exosomes act as a transport vehicle out of the cell for microRNA, other fragments of genetic material and proteins that act as messengers between cells, ultimately providing regulatory function for many cell processes, including inflammation, angiogenesis, programmed cell death (apoptosis) and scarring. Research has shown that exogenous exosomes can be used as therapeutic agents aimed to direct or, in some cases, re-direct cellular activities. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them a class of exciting and novel therapeutic agents. Capricor is currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess.

•	Cenderitide (CD-NP): Cenderitide is a chimeric natriuretic peptide that is being considered for the treatment of heart failure. To date, we have explored the use of cenderitide in acute heart failure admissions as well as in the setting of patients in the vulnerable post-hospitalization phase. Any further development of cenderitide is subject to our ability to either raise additional capital or enter into a strategic transaction in which a strategic partner provides the capital necessary to continue development activities. We are currently evaluating whether we will proceed with further clinical development of this product.

•	CU-NP: CU-NP is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. Any further development of CU-NP is subject to our ability to either raise additional capital or enter into a strategic transaction in which a strategic partner provides the capital necessary to continue development activities. We are currently evaluating whether we will proceed with further clinical development of this product.

We have no product sales to date and will not have the ability to generate any product revenue until after we have received approval from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for many years, if ever. To date, most of our development expenses have related to our product candidates, CAP-1002 and cenderitide. As we proceed with the clinical development of CAP-1002 and other potential indications for CAP-1002, or if we further develop cenderitide or other additional products, our expenses will further increase. To the extent that we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development activities will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private and public equity sales, grants received from the NIH, a payment from Janssen, and a loan award from CIRM.

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, clinical patient costs, consulting fees, costs of manufacturing personnel and supplies, costs of service providers for pre-clinical, clinical and certain legal expenses resulting from intellectual property prosecution, stock compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates. Except for certain capitalized patent expenses, R&D costs are expensed as incurred.

General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, stock compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

Our results have included non-cash compensation expense as a result of the issuance of stock options and warrants, as applicable. We expense the fair value of stock options and warrants over their vesting period as applicable. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial performance and product development. Stock-based compensation expense is included in the condensed consolidated statements of operations under G&A or R&D expenses, as applicable. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2014 and 2013 were approximately $0.9 million and $0.5 million, respectively. The increase in the first quarter of 2014 of approximately $0.4 million compared to the same period of 2013 is primarily attributable to an increase of approximately $0.2 million in professional fees related to legal, consulting and accounting work related to the merger between Capricor and Nile, as well as additional expenses related to relevant public company compliance. Additionally, there was an increase of approximately $0.1 million in compensation costs related to increased headcount.

Research and Development Expenses. R&D expenses for three months ended March 31, 2014 and 2013 were approximately $1.4 million and $1.2 million, respectively. The increase of approximately $0.2 million over the same period of 2013 is primarily due to the timing of clinical development activities of CAP-1002 in our Phase I/II trial throughout 2013 and 2014. This resulted in an increase of approximately $0.2 million in clinical costs primarily related to patient costs, site costs and expenses for the operational team that supports our clinical trial.

CAP-1002 – Although the development of CAP-1002 is in its early stages, we believe that it has the potential to treat heart disease. On December 15, 2013 the NHLBI Gene and Cell Therapy Data Safety Monitoring Board gave Capricor approval to move into the Phase II portion of the ALLSTAR trial. We expect to spend approximately $7.5 to $10.0 million during 2014 on the development of CAP-1002, which is primarily related to our Phase II ALLSTAR trial. The Phase I portion of the trial was funded in large part through a grant received from the NIH. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014. Phase II is an estimated 300 patient, double blind, placebo controlled, multi-centered study in which CAP-1002 is administered to patients via intracoronary infusion within 30 days to one year following a heart attack. Phase II is substantially funded through the support of a loan award from CIRM for approximately $19.8 million. The trial will measure several endpoints, including infarct size. Additional endpoints include left ventricular end-systolic and diastolic volume and ejection fraction at six and twelve months. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of these planned studies.

CAP-1001 – In 2011, CSMC, in collaboration with JHU, completed a Phase I, 25 patient clinical trial called CADUCEUS. In this study, 25 patients were enrolled who had suffered a heart attack within a mean of 65 days. 17 of those patients received CAP-1001 and the remaining eight received standard of care. 12 months after the study was completed, no measurable safety effects occurred in the 17 patients who were treated with CAP-1001. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. Capricor’s strategy for further development of CAP-1001 will depend to a large degree on the outcome of its trial involving its CAP-1002 product and its ability to obtain significant capital to conduct further studies to further develop this product.

CSps – This product candidate is multicellular clusters called cardiospheres. This product is in pre-clinical development and has yet to be studied in humans. At present, there is no plan for a clinical trial of CSps.

Exosomes – Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. Capricor is currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess.

Cenderitide – The Company acquired the rights to cenderitide in 2006, and incurred substantial losses surrounding the development of the product. Prior to the merger between Capricor and Nile, Nile had incurred approximately $19.9 million in expenses directly relating to the cenderitide development program through September 30, 2013. We are currently evaluating whether to proceed with further clinical development of this product.

CU-NP – The Company acquired the rights to CU-NP in September 2008. Prior to the merger between Capricor and Nile, Nile had incurred approximately $0.7 million directly relating to the CU-NP development program through September 30, 2013.We are currently evaluating whether to proceed with further clinical development of this product.

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and cenderitide programs, are expected to be substantial and to increase in relation to our available capital resources. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of other factors, including:

•	the number of trials and studies in a clinical program;
•	the number of patients who participate in the trials;
•	the number of sites included in the trials;
•	the rates of patient recruitment and enrollment;
•	the duration of patient treatment and follow-up;

•	the costs of manufacturing our drug candidates; and
•	the costs, requirements and timing of, and the ability to secure, regulatory approvals.

Grant Income.  Grant income for the three months ended March 31, 2014 and 2013 was approximately $0 and $0.2 million, respectively. This decrease in grant income in the first quarter of 2014 as compared to 2013 is due to the timing of activities under certain research and development projects that are covered under grant awards. These activities are not necessarily consistent from project to project and period to period. Additionally, in the last six months of 2013, Capricor’s active grants were approaching the ends of their respective project periods.

Collaboration Income.  As a result of the Collaboration Agreement and Exclusive License Option with Janssen, or the Janssen Agreement, income for the three months ended March 31, 2014 and 2013 was approximately $1.0 million and $0, respectively. The increase in the three months ended March 31, 2014 over the same period in 2013 is due to the fact that the Janssen Agreement was entered into with Janssen in late 2013, and a payment of $12.5 million was received by Capricor pursuant to the terms of the Janssen Agreement during the first quarter of 2014. A ratable portion of the payment to Capricor was recognized during the three months ended March 31, 2014.

Investment Income (Loss). Investment income (loss) for the three months ended March 31, 2014 and 2013 was $153 and $18,889, respectively. This decrease in investment income in the first quarter of 2014 as compared to the same period in 2013 is primarily due to the timing of interest payments in the marketable securities account.

Interest Expense. Interest expense for the three months ended March 31, 2014 and 2013 was $25,327 and $3,711, respectively. This increase in interest expense in the first quarter of 2014 as compared to the same period in 2013 is due to the interest on the CIRM loan award, related to the principal balance being higher in the first quarter of 2014, as compared to the same period of 2013.

Impairment of Goodwill. Goodwill impairment for each of the three months ended March 31, 2014 and 2013 was $0. There was impairment as a result of goodwill recorded at the consummation of the merger between Capricor and Nile of approximately $1.9 million which we deemed fully impaired as of December 31, 2013.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2014 and December 31, 2013 and our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2014 and 2013, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and capital resources	March 31, 2014	December 31, 2013
Cash and cash equivalents	$12,979	$1,730
Working capital	$7,732	$1,628
Stockholders’ equity (deficit)	$(1,659)	$(535)

	Three months ended March 31,
Cash flow data	2014	2013
Cash provided by (used in):
Operating activities	$11,343	$(1,176)
Investing activities	(94)	431
Financing activities	1	857
Net increase in cash and cash equivalents	$11,250	$112

Our total cash resources, not including restricted cash, as of March 31, 2014 were approximately $13.0 million compared to approximately $1.7 million as of December 31, 2013. Total marketable securities, consisting primarily of United States treasuries, were approximately $0.3 million as of each of March 31, 2014 and December 31, 2013. As of March 31, 2014, we had approximately $17.6 million in total liabilities, of which approximately $11.5 million is recorded as deferred income under the Janssen Agreement, and approximately $7.7 million in net working capital. We incurred a net loss of approximately $1.2 million and had positive cash flow from operating activities of approximately $11.3 million for the three months ended March 31, 2014. Since July 5, 2005 (inception) through March 31, 2014, we have incurred an aggregate net loss of approximately $17.3 million. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flow from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

We had cash flow from operating activities of approximately $11.3 million, $(1.2) million and $(1.8) million for the three months ended March 31, 2014 and 2013 and for the period from July 5, 2005 (inception) through March 31, 2014, respectively. The difference of approximately $12.5 million in cash from operating activities for the three months ended March 31, 2014 as compared to the same period of 2013 is primarily due to our receipt of the $12.5 million payment under the terms of the Janssen Agreement. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, we expect to continue incurring substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly in conducting pre-clinical studies and clinical trials.

We had cash flow from investing activities of approximately $(0.1) million for the three months ended March 31, 2014, cash flow from investing activities of approximately $0.4 million for the three months ended March 31, 2013, and cash flow from investing activities of approximately $(0.9) million for the period from July 5, 2005 (inception) through March 31, 2014. The difference in cash used in investing activities for the three months ended March 31, 2014 as compared to the same period of 2013 is primarily due to the proceeds from sales of marketable securities.

We had positive cash flow from financing activities of approximately $0, $0.9 million and $15.6 million for the three months ended March 31, 2014 and 2013 and for the period from July 5, 2005 (inception) through March 31, 2014, respectively. The cash flow of approximately $0.9 million in the three months ended March 31, 2013 is a result of Capricor’s CIRM loan financing, with no such funds received during the three months ended March 31, 2014.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. Following completion of the Phase II trial would be a Phase IIb and/or Phase III trial. If we continue with a Phase IIb or Phase III trial, we will need substantial additional capital in order to continue the development of CAP-1002. Pursuant to the Janssen Agreement, the CMC package will be developed by the joint efforts of Janssen and Capricor. Capricor will be required to reimburse Janssen for its costs of development up to an agreed-upon maximum amount. If Janssen exercises its exclusive option, Janssen will be responsible for any additional trials with respect to CAP-1002.

We need substantial additional capital in order to continue the development of cenderitide. We are currently evaluating whether to proceed with further clinical development of this product.

From inception through March 31, 2014, Capricor has financed its operations through private sales of its equity securities, NIH grants, a payment from Janssen, and a CIRM loan award. Prior to the merger between Capricor and Nile, Nile financed its operations through public sales of its equity. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

March 2013 Financing. On March 15, 2013, we entered into a convertible note purchase agreement with certain accredited investors pursuant to which we agreed to sell an aggregate principal amount of up to $500,000 of secured convertible promissory notes, or the 2013 Notes, for an aggregate original issue price of $425,000, representing a 15% original issue discount. The closing of the private placement also occurred on March 15, 2013, and resulted in the sale of 2013 Notes in the aggregate principal amount of $450,000 for an aggregate original issue price of $382,500.

On September 27, 2013, we and the holders of the 2013 Notes entered into an amendment to the 2013 Notes, which provided, among other things, that upon a Change of Control (as defined in the 2013 Notes), the conversion price applicable to the 2013 Notes and the exercise price applicable to the warrants issuable upon a Change of Control will be equal to the average dollar volume weighted average price, or VWAP, of our common stock for each trading day during the period from July 8, 2013 to September 30, 2013. The average VWAP during such period was approximately $0.045 per share. Additionally, pursuant to the amendment, upon a conversion of the 2013 Notes in connection with a Change of Control, the holders confirmed that all obligations under the 2013 Notes would be deemed satisfied in full and released us from any claims relating to the 2013 Notes.

On October 21, 2013, we and the holders of the 2013 Notes entered into an amendment to the Convertible Note Purchase Agreement pursuant to which we sold to such holders additional notes having an aggregate principal amount of $120,510, or the Additional Notes. The Additional Notes have identical terms and conditions as the 2013 Notes described above and were allocated among the holders on a pro rata basis based on their initial purchase of the 2013 Notes. In exchange for the issuance of the Additional Notes, we received aggregate gross proceeds of $102,433. The 2013 Notes and the Additional Notes are collectively referred to herein as the 2013 Notes.

The 2013 Notes converted at the close of the merger between Capricor and Nile on November 20, 2013 into 251,044 shares of our common stock on a post-reverse stock split basis. Additionally, 251,044 warrants to purchase our common stock at a strike price of $2.2725, on a post-reverse stock split basis, were issued to the holders of the 2013 Notes. We have filed a Registration Statement on Form S-1 to register for resale the shares of common stock underlying the 2013 Notes.

April 2012 Financing. On March 30, 2012, the Company entered into subscription agreements with certain purchasers pursuant to which we agreed to sell an aggregate of 67,000 shares of our common stock to such purchasers for a purchase price of $20.00 per share (calculated using the post-reverse stock split factor of 1:50). In addition, for each share purchased, each purchaser also received three-fourths of a five-year warrant to purchase an additional share of common stock at an exercise price of $25.00 per share (calculated using the post-reverse stock split factor of 1:50), resulting in the issuance of warrants to purchase an aggregate of 50,250 shares of our common stock. The total gross proceeds from the offering were $1.3 million, before deducting anticipated selling commissions and expenses of approximately $0.2 million. The closing of the offering occurred on April 4, 2012. In connection with the offering, we engaged Roth Capital Partners, LLC, or Roth, to serve as placement agent. Pursuant to the terms of the placement agent agreement, we agreed to pay Roth a cash fee equal to seven percent of the gross proceeds received by us, or approximately $93,800, plus a non-accountable expense allowance of $35,000. Richard B. Brewer, our former Executive Chairman, Joshua A. Kazam, our former President and Chief Executive Officer and a current director of the Company, Daron Evans, our former Chief Financial Officer, and Hsiao Lieu, M.D., our former Executive VP of Clinical Development, participated in the offering on the same terms as the unaffiliated purchasers, and collectively purchased 5,500 shares of our common stock and warrants to purchase 4,125 shares of our common stock for an aggregate purchase price of $110,000.

The offer and sale of the shares and warrants were made pursuant to our shelf registration statement on Form S-3 (SEC File No. 333-165167), which became effective on March 12, 2010. Pursuant to the subscription agreements that we entered into with the purchasers in the April 2012 financing, we agreed to file, within 15 business days after the closing of the offering, a registration statement covering the issuance of the shares of our common stock upon exercise of the warrants and the subsequent resale of such shares, or the Additional Registration Statement, and to cause such registration statement to be declared effective within 90 days following the closing of the offering. In the event the Additional Registration Statement was not declared effective by the SEC within such 90-day period, we agreed to pay liquidated damages to each purchaser in the amount of 1% of such purchaser’s aggregate investment amount for each 30-day period until the Additional Registration Statement was declared effective, subject to an aggregate limit of 12% of such purchaser’s aggregate investment amount. The Additional Registration Statement was filed on April 25, 2012 and was declared effective by the SEC on May 7, 2012.

At the consummation of the merger between Capricor and Nile, warrants to purchase 50,063 shares of our common stock, which were issued in the April 2012 financing described above, were exchanged for 50,063 shares of our common stock, and certain April 2012 warrants were cancelled. After the exchange, warrants to purchase 187 shares of our common stock remain outstanding from the April 2012 issuance, which such warrants provide for a strike price of $2.2725.

Financing Activities by Capricor, Inc.

CIRM Loan Agreement. On February 5, 2013, Capricor entered into a Loan Agreement with CIRM, or the CIRM Loan Agreement, pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of the ALLSTAR clinical trial.

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. Under the terms of the CIRM Loan Agreement, CIRM deducted $36,667 from the initial disbursement to cover its costs in conducting financial due diligence on Capricor. CIRM will also deduct $16,667 from each disbursement made in the second and third year of the loan period to cover its costs of continuing due diligence, according to the payment disbursement schedule which may be amended from time to time. So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has funds available sufficient to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. Capricor will not issue stock, warrants or other equity to CIRM in connection with this award.

The timing of the distribution of funds pursuant to the CIRM Loan Agreement shall be contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the State Treasury, as determined by CIRM in its sole discretion.

Convertible Preferred Stock. Prior to the Merger and without giving effect to the applicable multiplier, Capricor was authorized to issue 5,426,844 shares of convertible preferred stock, which was allocated as follows: Series A-1: 940,000 shares, all of which were issued; Series A-2: 736,844 shares, all of which were issued; and Series A-3: 3,750,000 shares, of which 1,500,000 shares were issued. During 2011 and 2012, the 1,500,000 shares of Series A-3 convertible preferred stock, par value of $0.001 per share, were issued by Capricor for cash proceeds of $6,000,000. Immediately prior to the effective time of the merger between Capricor and Nile, all shares of Capricor preferred stock were converted into shares of Capricor common stock pursuant to the terms of the merger agreement. The shares of Capricor preferred stock that were converted into Capricor common stock as a result of the merger between Capricor and Nile and in accordance with the terms of the merger agreement, were exchanged according to the applicable multiplier for 6,591,494 shares of our common stock.

Grant and Sub-grant Awards. In 2010, Capricor was awarded $2,993,268 in a federal grant from the NIH to support the project entitled “Safety and Efficacy of Allogeneic Cardiosphere-derived Stem Cells After MI”. The award was issued under the American Recovery and Reinvestment Act of 2009. The award is subject to certain quarterly and annual reporting requirements as well as a final progress report. The award was used to fund a portion of the Phase I clinical trial for the CAP-1002 product, as well as various development activities associated with CAP-1002, and includes, among other permitted costs, certain allowable expenses such as personnel, supplies and certain patient costs. In the second quarter of 2013, the project period of the grant was extended until September 30, 2013 through an approved no-cost extension. As of December 31, 2013, the full amount of the award had been disbursed to Capricor.

In 2009, Capricor was awarded $124,791 in a federal grant through the NIH Small Business Innovation Research, or SBIR, program for the project entitled, “Characterization and Potency of Optimized Cardiosphere-derived Stem Cell Method” (Phase I). The grant award is subject to quarterly and annual reporting requirements as stipulated in the Notice of Award, and is subject to certain terms and conditions. The award was complete as of December 31, 2013.

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

On August 21, 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH SBIR program for continued development of its CAP-1002 product candidate. Under the terms of the grant, approximately $2,879,437 will be disbursed over three years subject to annual and quarterly reporting requirements. As of March 31, 2014, no funds had been disbursed under the terms of this award. Capricor is currently in discussions with the NIH with respect to the possible use of the funds for other clinical purposes. If approved, it is possible that Capricor will deploy this grant to fund the Phase I portion of the DYNAMIC trial, the investigational new drug which was submitted by Dr. Eduardo Marbán of CSMC. The Phase I portion of the DYNAMIC trial would be to use CAP-1002 to treat patients with advanced heart failure and a recent hospitalization for such. Capricor’s decision to become involved in the DYNAMIC trial will depend on multiple factors, including, but not limited to: approval by the NHLBI to utilize the grant monies to fund the DYNAMIC trial, the ability of Capricor to reach an agreement with CSMC regarding the clinical operations aspect of the trial, and the assessment by Capricor of the appropriateness of DYNAMIC with respect to our pipeline development plan.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2014.

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

Grant Income

The determination as to when income is earned is dependent on the language in each specific grant. Generally, we recognize grant income in the period in which the expense is incurred for those expenses that are deemed reimbursable under the terms of the grant.

Income from Collaborative Agreement

Revenue from nonrefundable, up-front license or technology access payments under license and collaborative arrangements that are not dependent on any future performance by us is recognized when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of continuing performance obligation.

We account for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with FASB ASC Subtopic 605-25, “Multiple Element Arrangements”. For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

We determined the deliverables under our collaborative arrangement with Janssen did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees ratably over the term of our performance under the agreement. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets and amortized over the estimated period of performance. We periodically review the estimated performance period of our contract based on the progress of our project.

Research and Development Expenses and Accruals

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, clinical patient costs, consulting fees, costs of manufacturing personnel and supplies, costs of service providers for pre-clinical, clinical and certain legal expenses resulting from intellectual property prosecution, stock compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates. Except for certain capitalized patent expenses, R&D costs are expensed as incurred.

Our cost accruals for clinical trials and other R&D activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and Contract Research Organizations, or CROs, clinical study sites, laboratories, consultants or other clinical trial vendors that perform activities in connection with a trial. Related contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of fixed, variable and capped amounts. Activity levels are monitored through close communication with the CROs and other clinical trial vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, analysis of work performed against approved contract budgets and payment schedules, and recognition of any changes in scope of the services to be performed. Certain CRO and significant clinical trial vendors provide an estimate of costs incurred but not invoiced at the end of each quarter for each individual trial. These estimates are reviewed and discussed with the CRO or vendor as necessary, and are included in R&D expenses for the related period. For clinical study sites which are paid periodically on a per-subject basis to the institutions performing the clinical study, we accrue an estimated amount based on subject screening and enrollment in each quarter. All estimates may differ significantly from the actual amount subsequently invoiced, which may occur several months after the related services were performed.

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

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial and development performance. Stock-based compensation expense is included in the general and administrative expense or the research and development expense, as applicable, in the Statements of Operations. We expect to record additional non-cash compensation expense in the future, which may be significant.

Warrant Liability

The Company previously accounted for the warrants issued in connection with the April 2012 financing and the embedded derivative warrant liability contained in the 2013 Notes in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. In connection with the merger between Capricor and Nile, 50,063 warrants issued in the April 2012 financing were eliminated and 50,063 shares of Company common stock were issued in exchange for cancellation of the warrants to purchase 50,063 shares of Company common stock. Furthermore, the 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at March 31, 2014, and no such liability has been reflected on the balance sheet.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 amends ASC 220, Comprehensive Income (“ASC 220”), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for our interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial position or results of operations.

In March 2013, the FASB issued new guidance related to the release of cumulative translation adjustment related to an entity’s investment in a foreign entity. The guidance clarifies that the guidance in Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustment into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. This guidance is effective for the Company prospectively for reporting periods beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting. ASU 2013-07 also provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. ASU 2013-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect amendments in ASU 2013-07 to impact our condensed consolidated financial statements, results of operations or liquidity.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of ASU 2013-11 did not have a material effect on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The Company’s exposure to market risk for changes in interest rates relates primarily to its marketable securities and cash and cash equivalents. As of March 31, 2014, the fair value of the Company’s cash, cash equivalents, including restricted cash, and its marketable securities was approximately $13.9 million. Additionally, as of March 31, 2014, Capricor’s portfolio consisted of marketable securities, including primarily United States treasuries and bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

Item 4. Controls and Procedures.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the Securities and Exchange Commission on March 31, 2014.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In February 2014, a former employee of Capricor exercised stock options pursuant to which 3,112 shares of Capricor Therapeutics common stock were issued in accordance with the terms of the 2012 Restated Equity Incentive Plan and the applicable stock option agreement. For the issuance of the shares of Capricor Therapeutics common stock to the former Capricor employee, the Company relied upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 505 promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 15, 2014, Capricor, a wholly-owned subsidiary of the Company, signed a Facilities Lease with CSMC, a shareholder of the Company, for two research labs (the “Facilities Lease”).  The Facilities Lease is for a term of three years and replaces the month-to-month lease that was previously in effect between CSMC and Capricor.  The rent expense for the first six-month period is approximately $15,461 per month.  Commencing with the seventh month of the lease term, the rent expense will increase to approximately $19,350 per month. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. A copy of the Facilities Lease is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in July 2009 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.2	Form of Warrant issued to Placement Agent in July 2009 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.3	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (included as part of Exhibit 4.4 thereof), filed with the Commission on June 21, 2013).

4.5	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.6	Form of Warrant issued to Investors in June 2011 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

4.7	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.1	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013, and for the period from July 5, 2005 (inception) through March 31, 2014, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from July 5, 2005 (inception) through March 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and for the period from July 5, 2005 (inception) through March 31, 2014, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: May 15, 2014	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Anthony Bergmann
Anthony Bergmann
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in July 2009 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.2	Form of Warrant issued to Placement Agent in July 2009 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.3	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (included as part of Exhibit 4.4 thereof), filed with the Commission on June 21, 2013).

4.5	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.6	Form of Warrant issued to Investors in June 2011 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

4.7	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.1	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013, and for the period from July 5, 2005 (inception) through March 31, 2014, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from July 5, 2005 (inception) through March 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and for the period from July 5, 2005 (inception) through March 31, 2014, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

