Form 10-Q
period 2014-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2014-08-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014

or

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

As of August 12, 2014, there were 11,702,941 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

1

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2014 (unaudited)	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$11,582,186	$1,729,537
Marketable securities	325,791	326,494
Restricted cash	4,378,300	1,401,859
Interest receivable	230	187
Prepaid expenses and other current assets	123,061	222,763

TOTAL CURRENT ASSETS	16,409,568	3,680,840

PROPERTY AND EQUIPMENT, at cost
Furniture and equipment	38,850	38,850
Laboratory equipment	232,222	115,766
Leasehold improvements	23,744	-
	294,816	154,616
Less accumulated depreciation	(90,813)	(80,429)

NET PROPERTY AND EQUIPMENT	204,003	74,187

OTHER ASSETS
Patents, net of accumulated amortization of $34,640 and $32,475 at June 30, 2014
and December 31, 2013, respectively	248,952	227,207
Loan fees, net of accumulated amortization of $10,389 and $6,722 at June 30, 2014
and December 31, 2013, respectively	19,611	29,945
In-process research and development, net of accumulated amortization of $0 at
June 30, 2014 and December 31, 2013	1,500,000	1,500,000
Deposits	55,320	25,728

TOTAL ASSETS	$18,437,454	$5,537,907

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,683,356	$1,506,509
Accounts payable and accrued expenses, related party	500,095	382,142
Sub-award payable, related party	-	41,855
Accrued royalties	142,143	122,416
Deferred income, current	4,166,667	-

TOTAL CURRENT LIABILITIES	6,492,261	2,052,922

LONG-TERM LIABILITIES
Deferred income, net of current portion	6,249,999	-
Loan payable	8,641,680	3,961,733
Accrued interest	138,165	58,134

TOTAL LONG-TERM LIABILITIES	15,029,844	4,019,867

TOTAL LIABILITIES	21,522,105	6,072,789

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,695,008 and 11,687,747 shares issued and outstanding at June 30, 2014 and
December 31, 2013, respectively	11,695	11,687
Additional paid-in capital	15,747,613	15,552,946
Accumulated other comprehensive loss	(874)	(980)
Deficit accumulated during the development stage	(18,843,085)	(16,098,535)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,084,651)	(534,882)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,437,454	$5,537,907

See accompanying notes to the unaudited condensed consolidated financial statements

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

INCOME
Collaboration income	$1,041,667	$-	$2,083,334	$-
Grant income	-	189,510	-	422,801

TOTAL INCOME	1,041,667	189,510	2,083,334	422,801

OPERATING EXPENSES
Research and development	1,856,360	1,311,850	3,236,877	2,503,004
General and administrative	665,728	492,768	1,512,895	967,197

TOTAL OPERATING EXPENSES	2,522,088	1,804,618	4,749,772	3,470,201

LOSS FROM OPERATIONS	(1,480,421)	(1,615,108)	(2,666,438)	(3,047,400)

OTHER INCOME (EXPENSE)
Investment income (loss)	1,196	(3,272)	1,919	15,617
Interest expense	(54,704)	(6,211)	(80,031)	(9,922)

TOTAL OTHER INCOME (EXPENSE)	(53,508)	(9,483)	(78,112)	5,695

NET LOSS	(1,533,929)	(1,624,591)	(2,744,550)	(3,041,705)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain (loss) on marketable securities	(470)	(2,559)	106	(11,322)

COMPREHENSIVE LOSS	$(1,534,399)	$(1,627,150)	$(2,744,444)	$(3,053,027)

Net loss per share, basic and diluted	$(0.13)	$(0.16)	$(0.23)	$(0.29)

Weighted average number of shares,
basic and diluted	11,692,318	10,351,294	11,690,888	10,351,294

See accompanying notes to the unaudited condensed consolidated financial statements

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	COMMON STOCK					DEFICIT ACCUMULATED
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	SUBSCRIPTION RECEIVABLE	OTHER COMPREHENSIVE LOSS	DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Balance at December 31, 2013	11,687,747	$11,687	$15,552,946	$-	$(980)	$(16,098,535)	$(534,882)

Stock-based compensation	-	-	192,206	-	-	-	192,206

Unrealized gain on marketable securities	-	-	-	-	106	-	106

Stock option exercises	7,261	8	2,461	-	-	-	2,469

Net loss	-	-	-	-	-	(2,744,550)	(2,744,550)

Balance at June 30, 2014	11,695,008	$11,695	$15,747,613	$-	$(874)	$(18,843,085)	$(3,084,651)

See accompanying notes to the unaudited condensed consolidated financial statements

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,744,550)	$(3,041,705)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	16,216	13,797
Stock-based compensation	192,206	106,151
Change in assets - (increase) decrease:
Restricted cash	(2,976,441)	-
Grants receivable	-	408,834
Interest receivable	(43)	10,496
Prepaid expenses and other current assets	99,702	9,350
Deposits	(29,592)	-
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	176,847	639,157
Accounts payable and accrued expenses, related party	117,953	56,901
Sub-award payable, related party	(41,855)	(12,375)
Accrued royalties	19,727	(12,416)
Accrued interest	80,031	9,922
Deferred revenue	10,416,666	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,326,867	(1,811,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(326,924)	(226,998)
Proceeds from sales and maturities of marketable securities	327,733	1,687,339
Payments for purchase of property and equipment	(116,456)	(37,266)
Purchase of leasehold improvements	(23,744)	-
Payments for patents	(23,910)	(22,425)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(163,301)	1,400,650

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,812
Proceeds from loan payable, net	4,686,614	857,267
Proceeds from stock option exercises	2,469	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,689,083	859,079

NET INCREASE IN CASH AND
CASH EQUIVALENTS	9,852,649	447,841

Cash and cash equivalents balance at beginning of period	1,729,537	170,106

Cash and cash equivalents balance at end of period	$11,582,186	$617,947

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

CAPRICOR THERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The mission of Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company”), is to improve the treatment of diseases by commercializing innovative therapies. Capricor, Inc., a privately-held company and a wholly-owned subsidiary of Capricor Therapeutics (referred to herein as “Capricor”), was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and Nile Therapeutics, Inc. (“Nile”), on November 20, 2013, Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, currently has six drug candidates in various stages of development.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included.  The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2014, from which the December 31, 2013 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Consummation of Merger

On November 20, 2013, pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of July 7, 2013, as amended by that certain First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013 (as amended, the “Merger Agreement”), by and among Nile, Bovet Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Nile (“Merger Sub”), and Capricor, Merger Sub merged with and into Capricor and Capricor became a wholly-owned subsidiary of Nile (the “Merger”). Immediately prior to the effective time of the Merger (the “Effective Time”) and in connection therewith, Nile filed certain amendments to its certificate of incorporation which, among other things (i) effected a 1-for-50 reverse split of its common stock (the “Reverse Stock Split”), (ii) changed its corporate name from Nile Therapeutics, Inc. to Capricor Therapeutics, Inc., and (iii) effected a reduction in the total number of authorized shares of common stock from 100,000,000 to 50,000,000, and a reduction in the total number of authorized shares of preferred stock from 10,000,000 to 5,000,000. At the Effective Time and in connection with the Merger, each outstanding share of Capricor’s Series A-1, Series A-2 and Series A-3 Preferred Stock was converted into one share of common stock, par value $0.001 per share, of Capricor (the “Capricor Common Stock”).

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

Since Capricor was deemed to be the accounting acquiror in the merger, the historical financial information for periods prior to the Merger reflect the financial information and activities solely of Capricor and not of Nile. The historical equity of Capricor has been retroactively adjusted to reflect the equity structure of Capricor Therapeutics using the exchange ratio established in the Merger, which reflects the number of shares Capricor Therapeutics issued to equity holders of Capricor as a result of the Merger. The retroactive adjustment of Capricor’s equity includes Capricor’s preferred stock as if such shares of preferred stock had been converted into Capricor common stock at the respective dates of issuance, which is consistent with the terms of the Merger. Accordingly, all common and preferred shares and per share amounts for all periods presented in the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and consolidated notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratio established in the Merger.

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

Cash resources consisting of cash, cash equivalents and marketable securities as of June 30, 2014 were approximately $11.9 million, compared to $2.1 million as of December 31, 2013. On January 7, 2014, Capricor received $12.5 million from Janssen pursuant to the terms of the Collaboration Agreement and Exclusive License Option entered into on December 27, 2013 by and between the Company and Janssen. The Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its compounds to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described, as well as government funded grants and/or loans.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of June 30, 2014 and December 31, 2013, restricted cash represents funds received under Capricor’s Loan Agreement with CIRM (see Note 2), to be allocated to the ALLSTAR clinical trial research costs as incurred.

Marketable Securities

At June 30, 2014 and December 31, 2013, marketable securities consisted primarily of United States treasuries. These investments are considered available-for-sale. Realized gains and losses on the sale of debt and equity securities are determined on the specific identification method. Unrealized gains and losses are presented as other comprehensive income (loss).

CAPRICOR THERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

As a result of the Merger, the Company recorded $1.5 million as in-process research and development, a component of intangible assets. As of June 30, 2014, the Company had not begun amortizing the in-process research and development.

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

The Company accounts for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, Multiple Element Arrangements. For new or materially amended multiple element arrangements, the Company identifies the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

The Company determined the deliverables under its collaborative arrangement with Janssen (see Note 7) did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, the Company recognized revenue from non-refundable, upfront fees ratably over the term of its performance under the agreement. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets of the Company and amortized over the estimated period of performance. The Company periodically reviews the estimated performance period of its contract based on the progress of its project.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $1.9 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and $3.2 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively.

Comprehensive Loss

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. For the three months ended June 30, 2014 and 2013, the Company’s comprehensive loss was approximately $1.5 million and $1.6 million, respectively. For the six months ended June 30, 2014 and 2013, the Company’s comprehensive loss was approximately $2.7 million and $3.1 million, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended June 30, 2014 and 2013, the Company’s other comprehensive (loss) was $(470) and $(2,559), respectively. For the six months ended June 30, 2014 and 2013, the Company’s other comprehensive gain (loss) was $106 and $(11,322), respectively.

Basic and Diluted Loss per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares, which primarily consist of stock options issued to employees and warrants issued to third parties, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

For the three months ended June 30, 2014 and 2013, warrants and options to purchase 5,193,021 and 6,256,447 shares, respectively, have been excluded from the computation of potentially dilutive securities. For the six months ended June 30, 2014 and 2013, warrants and options to purchase 5,193,021 and 6,256,447 shares, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at June 30, 2014 and December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

CAPRICOR THERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	June 30, 2014
	Level I	Level II	Level III	Total
Marketable securities	$325,791	$-	$-	$325,791

	December 31, 2013
	Level I	Level II	Level III	Total
Marketable securities	$326,494	$-	$-	$326,494

Carrying amounts reported in the balance sheet of cash and cash equivalents, grants receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. The carrying amounts of the Company’s marketable securities are based on market quotations from national exchanges at the balance sheet date. Interest and dividend income are recognized separately on the income statement based on classifications provided by the brokerage firm holding the investments. The fair value of borrowings is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company must classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using the Black-Scholes option-pricing model. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. Prior to the Merger, the Company and holders of warrants to purchase shares of common stock entered into agreements pursuant to which such holders agreed to receive an aggregate of 59,546 shares of the Company’s common stock in exchange for the cancellation and surrender of their warrants. No proceeds were received by the Company from these issuances. Management has determined the value of the warrant liability to be insignificant at June 30, 2014, and no such liability has been reflected on the balance sheet.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that ASU 2014-09 will have on the Company’s condensed consolidated financial statement presentation or disclosures.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance (“ASU 2014-10”), which eliminates the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. Additionally, ASU 2014-10 eliminates the separate requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 and interim periods therein, with early adoption permitted.  The Company has adopted ASU 2014-10 effective with the filing of this Quarterly Report on Form 10-Q.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission, did not or are not believed by management to have a material impact on the Company's present or future condensed consolidated financial statement presentation or disclosures. For a more detailed listing of our significant accounting policies, see Note 1 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014.

CAPRICOR THERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	LOAN PAYABLE

On February 5, 2013, Capricor entered into a Loan Agreement with CIRM (the “CIRM Loan Agreement”), pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of the ALLSTAR clinical trial.

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. Under the terms of the CIRM Loan Agreement, CIRM deducted $36,667 from the initial disbursement to cover its costs in conducting financial due diligence on Capricor. According to the original CIRM Loan Agreement, CIRM intended to also deduct approximately $16,667 from each disbursement made in the second and third year of the loan period to cover its costs of continuing due diligence according to the payment disbursement schedule. However, in June 2014, the CIRM Loan Agreement was amended to adjust the due diligence costs which can be deducted from the disbursements. CIRM intends to refund approximately $6,667 to Capricor, which amount CIRM had previously withheld, and CIRM shall not withhold additional funds from the indirect costs portion of Capricor’s future disbursements. So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has funds available sufficient to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements.

The timing of the distribution of funds pursuant to the CIRM Loan Agreement shall be contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the State Treasury, as determined by CIRM in its sole discretion.

Capricor did not issue stock, warrants or other equity to CIRM in connection with this award. The due diligence costs to be deducted from each disbursement are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of June 30, 2014, $30,000 of loan costs were capitalized with the balance of $19,611 to be amortized over the next 3.6 years.

In February 2013, Capricor received loan proceeds of $857,267, net of loan costs. This disbursement carries interest at the initial rate of approximately 2.8% per annum.

In July 2013, Capricor received its second disbursement under the loan award of $3,067,799. This disbursement carries interest at the initial rate of approximately 2.5% per annum.

In April 2014, Capricor received the third disbursement under the loan award of $4,679,947. This disbursement carries interest at the initial rate of approximately 2.6% per annum. A portion of the principal disbursed under the third disbursement is currently being recorded as restricted cash, as Capricor must expend for approved project costs in order to use these funds. For the three months ended June 30, 2014 and 2013, interest expense under the CIRM loan was $54,704 and $6,211, respectively. For the six months ended June 30, 2014 and 2013, interest expense under the CIRM loan was $80,031 and $9,922, respectively.

3.	STOCKHOLDERS’ EQUITY

Reverse Stock Split

On November 20, 2013, the Company effected a reverse split of its common stock, par value $0.001 per share, at a ratio of 1-for-50. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these condensed consolidated financial statements and related condensed consolidated notes, where applicable, have been adjusted retroactively to reflect this reverse stock split.

Outstanding Shares

At June 30, 2014, the Company had 11,695,008 common shares issued and outstanding.

CAPRICOR THERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	STOCKHOLDERS’ EQUITY (Continued)

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

4.	STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes all warrant activity for the period ended June 30, 2014:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2014	332,281	$17.20
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2014	332,281	$17.20

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2014:

At June 30, 2014
Grant Date	Warrants Outstanding	Range of Exercise Prices	Expiration Date
7/15/2009	28,400	$62.50 - $114.00	7/14/2014
4/21/2010	52,650	$47.00	4/20/2015
4/4/2012	187	$2.27	4/3/2017
11/20/2013	251,044	$2.27	11/19/2018
	332,281

Stock Options

The Company’s Board of Directors (the “Board”) has approved four stock option plans: (i) the Amended and Restated 2005 Stock Option Plan, (the “2005 Plan”), (ii) the 2006 Stock Option Plan, (iii) the 2012 Restated Equity Incentive Plan (which has superseded the 2006 Stock Option Plan) (the “2012 Plan”), and (iv) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”).

CAPRICOR THERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

At the time the Merger became effective, 4,149,710 shares of common stock were reserved under the 2012 Plan for the issuance of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and other service providers. Included in the 2012 Plan are the shares of common stock that were originally reserved under the 2006 Stock Option Plan. Under the 2012 Plan, each stock option granted will be designated in the award agreement as either an incentive stock option or a nonstatutory stock option. Notwithstanding such designation, however, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options.

At the time the Merger became effective, 2,697,311 shares of common stock were reserved under the 2012 Non-Employee Director Plan for the issuance of stock options to members of the Board whom are not employees of the Company.

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

The estimated weighted average fair values of the options granted during the three months ended June 30, 2014 and 2013 were approximately $4.05 and $0.26 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued for the three months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Expected volatility	115%	100%
Expected term	7 years	6-7 years
Dividend yield	0%	0%
Risk-free interest rates	2.2%	0.7% - 1.3%

Employee stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
General and administrative	$81,546	$64,779	$160,806	$106,152
Research and development	26,116	-	31,400	-
Total	$107,662	$64,779	$192,206	$106,152

As of June 30, 2014, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over approximately 3.4 years.

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

CAPRICOR THERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes stock option activity for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	4,888,519	$0.51
Granted	192,684	5.57
Exercised	(7,261)	0.34
Expired/Cancelled	(213,202)	2.62
Outstanding at June 30, 2014	4,860,740	$0.62
Exercisable at June 30, 2014	3,005,398	$0.46

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2014, the Company maintained approximately $16.0 million of uninsured deposits.

6.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that is effective for a two year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The monthly lease payment is $16,620 per month for the first twelve months of the term and will increase to $17,285 per month for the second twelve months of the term. On May 14, 2014, Capricor entered into a Facilities Lease with Cedars-Sinai Medical Center (“CSMC”), a shareholder of the Company, for two research labs (the “Facilities Lease”). The Facilities Lease is for a term of three years commencing June 1, 2014 and replaces the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment is approximately $15,461 per month for the first six months of the term and will increase to approximately $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index.

A summary of future minimum rental payments required under operating leases as of June 30, 2014 are as follows:

Years ended	Operating Leases
2014	$200,363
2015	335,910
2016	232,200
2017	96,750
Total minimum lease payments	$865,223

Expense incurred under operating leases to unrelated parties was approximately $99,720 and $54,927 for the six months ended June 30, 2014 and 2013, respectively, and approximately $49,860 and $27,660 for the three months ended June 30, 2014 and 2013, respectively. Expense incurred under operating leases to related parties was approximately $38,231 and $27,324 for the six months ended June 30, 2014 and 2013, respectively, and approximately $24,569 and $13,662 for the three months ended June 30, 2014 and 2013, respectively.

CAPRICOR THERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	COMMITMENTS AND CONTINGENCIES (Continued)

Legal Contingencies

Periodically, the Company may become involved in certain legal actions and claims arising in the ordinary course of business. There were no material legal actions or claims reported at June 30, 2014.

7.	LICENSE AGREEMENTS

Capricor’s Technology - CAP-1002, CAP-1001, CSps and Exosomes

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. As of June 30, 2014, $100,000 is accrued due to the fact that Phase I enrollment has been completed.

CAPRICOR THERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	LICENSE AGREEMENTS (Continued)

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

CAPRICOR THERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	LICENSE AGREEMENTS (Continued)

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

As noted in this Quarterly Report on Form 10-Q, Capricor Therapeutics is party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 6). Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute and the Co-Founder of Capricor, and Scientific Advisory Board Chairman of Capricor.

Collaboration Agreement with Janssen Biotech, Inc.

On December 27, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option (the “Janssen Agreement”) with Janssen, a wholly-owned subsidiary of Johnson & Johnson. Under the terms of the Janssen Agreement, Capricor and Janssen agreed to collaborate on the development of Capricor’s cell therapy program for cardiovascular applications, including its lead product candidate, CAP-1002. Capricor and Janssen further agreed to collaborate on the development of cell manufacturing in preparation for future clinical trials. Under the Janssen Agreement, Capricor was paid $12.5 million, and Capricor will contribute to the development of a chemistry, manufacturing and controls (“CMC”) package. In addition, Janssen has the exclusive right to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from Phase II of Capricor’s ALLSTAR clinical trial for CAP-1002. If Janssen exercises its option rights, Capricor would receive an upfront license fee and additional milestone payments which may total up to $325.0 million. In addition, a royalty ranging from a low double-digit percentage to a lower-end of a mid-range double-digit percentage would be paid on sales of licensed products.

Company’s Technology – Cenderitide and CU-NP

The Company has entered into an exclusive license agreement for intellectual property rights related to natriuretic peptides with the Mayo Foundation for Medical Education and Research and a Clinical Trial Funding Agreement with Medtronic, Inc., which also includes certain intellectual property licensing provisions.

Mayo License Agreement

The Company and the Mayo Foundation for Medical Education and Research (“Mayo”) previously entered into a Technology License Agreement with respect to cenderitide on January 20, 2006, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 21, 2007, and which was amended on June 2, 2008 (as so amended, the “CD-NP Agreement”). On June 13, 2008, the Company and Mayo entered into a Technology License Agreement with respect to CU-NP (the “CU-NP Agreement”), which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008. On November 14, 2013, the Company entered into an Amended and Restated License Agreement with Mayo (the “Amended Mayo Agreement”). The Amended Mayo Agreement amends and restates in its entirety each of the CD-NP Agreement and the CU-NP Agreement, and creates a single amended and restated license agreement between the Company and Mayo with respect to CD-NP and CU-NP.

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

Lease and Sub-Lease Agreements

As noted in this Quarterly Report on Form 10-Q, Capricor Therapeutics is party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 6). Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute, the Co-Founder of Capricor and Scientific Advisory Board Chairman of Capricor.

Beginning May 1, 2012, pursuant to a sublease agreement, Capricor subleased part of its office space to Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, for $2,500 per month. On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly-owned by Dr. Litvack, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three-month periods ended June 30, 2014 and 2013, Capricor recognized $7,500 in sublease income from the related party. For each of the six-month periods ended June 30, 2014 and 2013, Capricor recognized $15,000 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

CAPRICOR THERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	RELATED PARTY TRANSACTIONS (Continued)

Consulting Agreements

Effective May 1, 2012, Frank Litvack, the Company’s Executive Chairman, entered into a consulting agreement with Capricor for $4,000 per month for consulting services. Effective January 1, 2013, the payment amount was increased to $10,000 per month payable for consulting services. The agreement is terminable upon 30 days’ notice. On March 24, 2014, Capricor entered into a consulting agreement with Dr. Litvack memorializing the $10,000 per month compensation arrangement described above.

Sub-Award Agreement

Effective January 30, 2012, Capricor entered into a sub-award agreement with CSMC. At June 30, 2014 and December 31, 2013, the Company had sub-award amounts payable to CSMC totaling $0 and $41,855, respectively. At June 30, 2014, the Company did not have any sub-award amounts payable as the award agreement with CSMC ended pursuant to its terms.

Payables to Related Party

At June 30, 2014 and December 31, 2013, the Company had accounts payable and accrued expenses, which excludes the sub-award amounts payable, to CSMC totaling $500,095 and $382,142, respectively.

9.	SUBSEQUENT EVENTS

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Capricor, our wholly-owned subsidiary, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D., and his collaborators. First located in Baltimore, Maryland, adjacent to The Johns Hopkins University, or JHU, where Dr. Marbán was chief of cardiology, Capricor moved to Los Angeles, California in 2007 when Dr. Marbán become Director of the Heart Institute at Cedars-Sinai Medical Center, or CSMC. Capricor’s laboratories are located in space that Capricor leases from CSMC.

We currently have six drug candidates in various stages of development:

•	CAP-1002: Capricor’s lead product candidate consists of allogeneic cardiosphere-derived cells, or CDCs. CAP-1002 is currently being tested in Capricor’s ALLSTAR Phase I/II clinical trial which will determine if the cells can lead to reduction in scar size in patients who have had a heart attack. It is a dual cohort clinical trial that has two independently recruiting strata: the first are patients who have recently experienced a myocardial infarction, or MI (30-90 days post MI); the second are patients who have suffered an MI within one year (90 days to one-year post MI) to see if the cells can reduce the size of older, more established scar. In addition to measuring scar size, ALLSTAR will also look at a variety of clinical and quality of life endpoints. Phase I of the ALLSTAR trial was a 14 patient trial conducted at three sites to determine if allogeneic CDCs are safe for patients. Phase I of the trial was funded in large part by a grant received from the National Institutes of Health, or NIH. The primary endpoints focused on acute effects of cell delivery and potential immune consequences of allogeneic cell delivery. Patient enrollment was completed for the Phase I portion of the trial on October 11, 2013. MRI data collected on the patients in the Phase I open-label dose-escalation study revealed that those patients who would be included in the Phase II clinical study by virtue of dose and tissue type compatibility, exhibited measurable improvements in ejection fraction, a global measure of the heart's pumping ability. Ejection fraction improved from an average of 38.9% at baseline to 44.1% at six-month follow-up. Measurements of infarct (scar) size, viable mass, and regional function also showed quantifiable improvements. On December 15, 2013, Capricor received notification from the National Heart Lung and Blood Institute, or the NHLBI, Gene and Cell Therapy Data Safety Monitoring Board that the 14-patient Phase I portion had met its safety endpoints and that Capricor was cleared to begin the Phase II portion of the trial. Capricor began enrollment of the Phase II portion of the ALLSTAR study in the first quarter of 2014. Phase II is an estimated 300 patient, double-blind, randomized, placebo-controlled trial which is powered to detect a reduction in infarct (scar) size as measured by MRI in both groups of patients, those with recent and chronic MI, at the one year follow-up. As infarct size was reduced significantly in the CADUCEUS patients at six months, Capricor intends to get a preliminary readout of ALLSTAR at six months post infusion. Phase II of ALLSTAR is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM. Recently, Capricor entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc., or Janssen. Under the agreement, Janssen has an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology.

Additionally, Capricor has been awarded a grant from the NIH to support further development of the CAP-1002 product. Dr. Eduardo Marbán of CSMC, and Capricor’s founder, has received approval on an investigational new drug, or IND, for a trial named “DYNAMIC” (dilated cardiomyopathy intervention with allogeneic myocardially-regenerative cells). In June 2014, Capricor received approval from the NIH to use the funds on the Phase I portion of the DYNAMIC trial which will be sponsored by Capricor. The Phase I portion of the DYNAMIC trial will use CAP-1002 to treat patients with advanced heart failure.

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

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, supplies, clinical patient costs, consulting fees, costs of personnel and supplies for manufacturing, costs of service providers for pre-clinical, clinical, manufacturing, and certain legal expenses resulting from intellectual property prosecution, stock compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates. Except for certain capitalized patent expenses, R&D costs are expensed as incurred.

General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, stock compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

Our results have included non-cash compensation expense due to the issuance of stock options and warrants, as applicable. We expense the fair value of stock options and warrants over their vesting period as applicable. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial performance and product development. Stock-based compensation expense is included in the condensed consolidated statements of operations under G&A or R&D expenses, as applicable. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2014 and 2013 were approximately $0.7 million and $0.5 million, respectively. The increase in the second quarter of 2014 of approximately $0.2 million compared to the same period of 2013 is primarily attributable to an increase of approximately $0.2 million in professional fees related to legal, consulting and accounting expenses, as well as additional expenses related to relevant public company compliance.

G&A expenses for the six months ended June 30, 2014 and 2013 were approximately $1.5 million and $1.0 million, respectively. The increase of approximately $0.5 million compared to the same period of 2013 is primarily attributable to an increase of approximately $0.3 million in professional fees related to legal, consulting and accounting expenses in connection with the merger between Capricor and Nile, as well as additional expenses related to relevant public company compliance. Additionally, there was an increase of approximately $0.2 million in G&A expenses related to increased headcount and stock based compensation expense.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2014 and 2013 were approximately $1.9 million and $1.3 million, respectively. The increase of approximately $0.6 million over the same period of 2013 is primarily due to the timing of clinical development activities of our Phase I/II ALLSTAR trial throughout 2013 and 2014. In the three months ended June 30, 2014, this resulted in an increase of approximately $0.5 million in clinical costs primarily related to patient costs, site costs and expenses for the operational team that supports our clinical trial. Additionally, there was an increase of approximately $0.1 million related to increased headcount in the R&D department.

R&D expenses for the six months ended June 30, 2014 and 2013 were approximately $3.2 million and $2.5 million, respectively. The increase of approximately $0.7 million over the same period of 2013 is primarily due to the timing of clinical development activities of our Phase I/II ALLSTAR trial throughout 2013 and 2014. In the six months ended June 30, 2014, this resulted in an increase of approximately $0.4 million in clinical costs primarily related to patient costs, site costs and expenses for the operational team that supports our clinical trial. Additionally, there was an increase of approximately $0.2 million in R&D expenses related to our collaboration work with Janssen.

CAP-1002 – Although the development of CAP-1002 is in its early stages, we believe that it has the potential to treat heart disease. On December 15, 2013 the NHLBI Gene and Cell Therapy Data Safety Monitoring Board gave Capricor approval to move into the Phase II portion of the ALLSTAR trial. We expect to spend approximately $7.5 to $10.0 million during 2014 on the development of CAP-1002, which is primarily related to our Phase II ALLSTAR trial. The Phase I portion of the trial was funded in large part through a grant received from the NIH. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014. Phase II is an estimated 300 patient, double-blind, placebo-controlled, multi-centered study in which CAP-1002 is administered to patients via intracoronary infusion within 30 days to one year following a heart attack. Phase II is substantially funded through the support of a loan award from CIRM for approximately $19.8 million. The trial will measure several endpoints, including infarct size. Additional endpoints include left ventricular end-systolic and diastolic volume and ejection fraction at six and twelve months. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of these planned studies.

CAP-1001 – In 2011, CSMC, in collaboration with JHU, completed a Phase I, 25 patient clinical trial called CADUCEUS. In this study, 25 patients were enrolled who had suffered a heart attack within a mean of 65 days. Seventeen of those patients received CAP-1001 and the remaining eight patients received standard of care. Twelve months after the study was completed, no measurable safety effects occurred in the 17 patients who were treated with CAP-1001. Sixteen of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. Capricor’s strategy for further development of CAP-1001 will depend to a large degree on the outcome of its trial involving CAP-1002 and its ability to obtain significant capital to conduct further studies to further develop CAP-1001.

CSps – This product candidate is multicellular clusters called cardiospheres. CSps are in pre-clinical development and have yet to be studied in humans. At present, there is no plan for a clinical trial of CSps.

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

CU-NP – Nile acquired the rights to CU-NP in September 2008. Prior to the merger between Capricor and Nile, Nile had incurred approximately $0.7 million in expenses directly relating to the CU-NP development program through September 30, 2013. We are currently evaluating whether to proceed with further clinical development of this product.

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

Grant Income.  Grant income for the three months ended June 30, 2014 and 2013 was $0 and approximately $0.2 million, respectively. This decrease in grant income in the second quarter of 2014 as compared to 2013 is primarily due to the fact that Capricor’s grants which were active in the second quarter of 2013 reached the ends of their respective project periods in late 2013.

Grant income for the six months ended June 30, 2014 and 2013 was $0 and approximately $0.4 million, respectively. This decrease in grant income in the first six months of 2014 as compared to 2013 is primarily due to the fact that Capricor’s grants which were active in early 2013 reached the ends of their respective project periods in late 2013.

Collaboration Income.  As a result of the Collaboration Agreement and Exclusive License Option with Janssen, or the Janssen Agreement, collaboration income for the three months ended June 30, 2014 and 2013 was approximately $1.0 million and $0, respectively. The increase in the three months ended June 30, 2014 over the same period in 2013 is due to the fact that the Janssen Agreement was entered into with Janssen in late 2013, and a payment of $12.5 million was received by Capricor pursuant to the terms of the Janssen Agreement during the first quarter of 2014. A ratable portion of the payment to Capricor was recognized during the three months ended June 30, 2014.

Collaboration income for the six months ended June 30, 2014 and 2013 was approximately $2.1 and $0 million, respectively. The increase in the six months ended June 30, 2014 over the same period in 2013 is due to the fact that the Janssen Agreement was entered into with Janssen in late 2013, and a payment of $12.5 million was received by Capricor pursuant to the terms of the Janssen Agreement during the first quarter of 2014.

Investment Income (Loss). Investment income (loss) for the three months ended June 30, 2014 and 2013 was $1,196 and $(3,272), respectively. This increase in investment income in the second quarter of 2014 as compared to the same period in 2013 is primarily due to the timing of interest payments in our marketable securities account.

Investment income for the six months ended June 30, 2014 and 2013 was $1,919 and $15,617, respectively. This decrease in investment income in the first half of 2014 as compared to the same period in 2013 is primarily due to the timing of interest payments in our marketable securities account.

Interest Expense. Interest expense for the three months ended June 30, 2014 and 2013 was $54,704 and $6,211, respectively. This increase in interest expense in the second quarter of 2014 as compared to the same period in 2013 is due to the interest on the CIRM loan award, related to the principal balance being higher in the second quarter of 2014, as compared to the same period of 2013.

Interest expense for the six months ended June 30, 2014 and 2013 was $80,031 and $9,922, respectively. This increase in interest expense in the second half of 2014 as compared to the same period in 2013 is due to the interest on the CIRM loan award as the principal balance outstanding under the loan is higher in the first half of 2014 as compared to the same period of 2013.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2014 and December 31, 2013 and our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2014 and 2013, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and capital resources	June 30, 2014	December 31, 2013
Cash and cash equivalents	$11,582	$1,730
Working capital	$9,917	$1,628
Stockholders’ equity (deficit)	$(3,085)	$(535)

	Six months ended June 30,
Cash flow data	2014	2013
Cash provided by (used in):
Operating activities	$5,327	$(1,812)
Investing activities	(163)	1,401
Financing activities	4,689	859
Net increase in cash and cash equivalents	$9,853	$448

Our total cash resources, not including restricted cash, as of June 30, 2014 were approximately $11.6 million compared to approximately $1.7 million as of December 31, 2013. Total marketable securities, consisting primarily of United States treasuries, were approximately $0.3 million as of each of June 30, 2014 and December 31, 2013. As of June 30, 2014, we had approximately $21.5 million in total liabilities, of which approximately $10.4 million is recorded as deferred income under the Janssen Agreement, and approximately $9.9 million in net working capital. We incurred a net loss of approximately $1.5 million for the three months ended June 30, 2014, and had positive cash flow from operating activities of approximately $5.3 million for the six months ended June 30, 2014.

We had cash flow from operating activities of approximately $5.3 million and $(1.8) million for the six months ended June 30, 2014 and 2013, respectively. The difference of approximately $7.1 million in cash from operating activities for the six months ended June 30, 2014 as compared to the same period of 2013 is primarily due to our receipt of the $12.5 million payment under the terms of the Janssen Agreement. The increase in cash from operating activities was partially offset by an increase in total operating expenses for the six months ended June 30, 2014 of approximately $1.3 million as compared to the same period of 2013.  To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, we expect to continue incurring substantial and increasing losses, which will generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials.

We had cash flow from investing activities of approximately $(0.2) million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. The difference in cash used in investing activities for the six months ended June 30, 2014 as compared to the same period of 2013 is primarily due to the proceeds from sales and maturities of marketable securities.

We had positive cash flow from financing activities of approximately $4.7 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively. The cash flow from financing activities of approximately $4.7 million in the six months ended June 30, 2014 is a result of Capricor’s CIRM loan disbursement in the second quarter of 2014.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. Following completion of the Phase II trial would be a Phase IIb and/or Phase III trial. If we continue with a Phase IIb or Phase III trial, we will need substantial additional capital in order to continue the development of CAP-1002. Pursuant to the Janssen Agreement, the chemistry, manufacturing, and controls package will be developed by the joint efforts of Janssen and Capricor. Capricor will be required to reimburse Janssen for its costs of development up to an agreed-upon maximum amount. If Janssen exercises its exclusive option, Janssen will be responsible for any additional trials and future development costs with respect to CAP-1002.

We will need substantial additional capital in order to continue the development of cenderitide. We are currently evaluating whether to proceed with further clinical development of this product.

From inception through June 30, 2014, Capricor has financed its operations through private sales of its equity securities, NIH grants, a payment from Janssen, and a CIRM loan award. Prior to the merger between Capricor and Nile, Nile financed its operations through public sales of its equity securities. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

The 2013 Notes converted at the close of the merger between Capricor and Nile on November 20, 2013 into 251,044 shares of our common stock on a post-reverse stock split basis. Additionally, 251,044 warrants to purchase our common stock at a strike price of $2.2725, on a post-reverse stock split basis, were issued to the holders of the 2013 Notes. We filed a Registration Statement on Form S-1 (SEC File No. 333-195385) to register for resale the shares of common stock underlying the 2013 Notes, which such Registration Statement was declared effective by the Securities and Exchange Commission on June 6, 2014.

April 2012 Financing. On March 30, 2012, we entered into subscription agreements with certain purchasers pursuant to which we agreed to sell an aggregate of 67,000 shares of our common stock to such purchasers for a purchase price of $20.00 per share (calculated using the post-reverse stock split factor of 1:50). In addition, for each share purchased, each purchaser also received three-fourths of a five-year warrant to purchase an additional share of our common stock at an exercise price of $25.00 per share (calculated using the post-reverse stock split factor of 1:50), resulting in the issuance of warrants to purchase an aggregate of 50,250 shares of our common stock. The total gross proceeds from the offering were $1.3 million, before deducting anticipated selling commissions and expenses of approximately $0.2 million. The closing of the offering occurred on April 4, 2012. In connection with the offering, we engaged Roth Capital Partners, LLC, or Roth, to serve as placement agent. Pursuant to the terms of the placement agent agreement, we agreed to pay Roth a cash fee equal to seven percent of the gross proceeds received by us, or approximately $93,800, plus a non-accountable expense allowance of $35,000. Richard B. Brewer, our former Executive Chairman, Joshua A. Kazam, our former President and Chief Executive Officer and a current director of the Company, Daron Evans, our former Chief Financial Officer, and Hsiao Lieu, M.D., our former Executive VP of Clinical Development, participated in the offering on the same terms as the unaffiliated purchasers, and collectively purchased 5,500 shares of our common stock and warrants to purchase 4,125 shares of our common stock for an aggregate purchase price of $110,000.

The offer and sale of the shares and warrants were made pursuant to our shelf registration statement on Form S-3 (SEC File No. 333-165167), which became effective on March 12, 2010. Pursuant to the subscription agreements that we entered into with the purchasers in the April 2012 financing, we agreed to file, within 15 business days after the closing of the offering, a registration statement covering the issuance of the shares of our common stock upon exercise of the warrants and the subsequent resale of such shares, or the Additional Registration Statement, and to cause such registration statement to be declared effective within 90 days following the closing of the offering. In the event the Additional Registration Statement was not declared effective by the SEC within such 90-day period, we agreed to pay liquidated damages to each purchaser in the amount of 1% of such purchaser’s aggregate investment amount for each 30-day period until the Additional Registration Statement was declared effective, subject to an aggregate limit of 12% of such purchaser’s aggregate investment amount. The Additional Registration Statement (SEC File No. 333-180928) was filed on April 25, 2012 and was declared effective by the SEC on May 7, 2012.

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

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. Under the terms of the CIRM Loan Agreement, CIRM deducted $36,667 from the initial disbursement to cover its costs in conducting financial due diligence on Capricor. According to the original CIRM Loan Agreement, CIRM intended to also deduct approximately $16,667 from each disbursement made in the second and third year of the loan period to cover its costs of continuing due diligence according to the payment disbursement schedule. However, in June 2014, the CIRM Loan Agreement was amended to adjust the due diligence costs which can be deducted from the disbursements. CIRM intends to refund approximately $6,667 to Capricor, which amount CIRM had previously withheld, and CIRM shall not withhold additional funds from the indirect costs portion of Capricor’s future disbursements. So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has funds available sufficient to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. Capricor will not issue stock, warrants or other equity to CIRM in connection with this award.

The timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the State Treasury, as determined by CIRM in its sole discretion.

Convertible Preferred Stock. Prior to the merger between Capricor and Nile and without giving effect to the applicable multiplier, Capricor was authorized to issue 5,426,844 shares of convertible preferred stock, which were allocated as follows: Series A-1: 940,000 shares, all of which were issued; Series A-2: 736,844 shares, all of which were issued; and Series A-3: 3,750,000 shares, of which 1,500,000 shares were issued. During 2011 and 2012, the 1,500,000 shares of Series A-3 convertible preferred stock, par value $0.001 per share, were issued by Capricor for cash proceeds of $6,000,000. Immediately prior to the effective time of the merger between Capricor and Nile, all shares of Capricor preferred stock were converted into shares of Capricor common stock pursuant to the terms of the merger agreement. The shares of Capricor preferred stock that were converted into Capricor common stock as a result of the merger between Capricor and Nile and in accordance with the terms of the merger agreement were exchanged according to the applicable multiplier for 6,591,494 shares of our common stock.

Grant and Sub-grant Award. In 2010, Capricor was awarded $2,993,268 in a federal grant from the NIH to support the project entitled “Safety and Efficacy of Allogeneic Cardiosphere-derived Stem Cells After MI.” The award was issued under the American Recovery and Reinvestment Act of 2009. The award is subject to certain quarterly and annual reporting requirements as well as a final progress report. The award was used to fund a portion of the Phase I clinical trial for the CAP-1002 product candidate, as well as various development activities associated with CAP-1002, and includes, among other permitted costs, certain allowable expenses such as personnel, supplies and certain patient costs. In the second quarter of 2013, the project period of the grant was extended until September 30, 2013 through an approved no-cost extension. As of December 31, 2013, the full amount of the award had been disbursed to Capricor.

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

On August 21, 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH SBIR program for continued development of its CAP-1002 product candidate. Under the terms of the grant, approximately $2,879,437 will be disbursed over three years subject to annual and quarterly reporting requirements. As of June 30, 2014, no funds had been disbursed under the terms of this award. In June 2014, Capricor received approval from the NIH to deploy this grant to fund the Phase I portion of the DYNAMIC trial, to be conducted under an IND which was obtained by Dr. Eduardo Marbán of CSMC. The Phase I portion of the DYNAMIC trial will use CAP-1002 to treat patients with advanced heart failure.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2014.

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

Income from Collaborative Agreement

Revenue from nonrefundable, up-front license or technology access payments under license and collaborative arrangements that are not dependent on any future performance by us is recognized when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of the continuing performance obligation.

We account for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, Multiple Element Arrangements. For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

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

Research and Development Expenses and Accruals

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, supplies, clinical patient costs, consulting fees, costs of personnel and supplies for manufacturing, costs of service providers for pre-clinical, clinical and certain legal expenses resulting from intellectual property prosecution, stock compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates. Except for certain capitalized patent expenses, R&D costs are expensed as incurred.

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

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial and development performance. Stock-based compensation expense is included in general and administrative expense or research and development expense, as applicable, in the Statements of Operations. We expect to record additional non-cash compensation expense in the future, which may be significant.

Warrant Liability

We previously accounted for the warrants issued in connection with the April 2012 financing and the embedded derivative warrant liability contained in the 2013 Notes in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. In connection with the merger between Capricor and Nile, 50,063 warrants issued in the April 2012 financing were eliminated and 50,063 shares of Company common stock were issued in exchange for cancellation of the warrants to purchase 50,063 shares of Company common stock. Furthermore, the 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at June 30, 2014, and no such liability has been reflected on the balance sheet.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that ASU 2014-09 will have on the Company’s condensed consolidated financial statement presentation or disclosures.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance (“ASU 2014-10”), which eliminates the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. Additionally, ASU 2014-10 eliminates the separate requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 and interim periods therein, with early adoption permitted.  We have adopted ASU 2014-10 effective with the filing of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2014, the fair value of our cash, cash equivalents, including restricted cash, and our marketable securities was approximately $16.3 million. Additionally, as of June 30, 2014, Capricor’s portfolio consisted of marketable securities, including primarily United States treasuries and bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014.

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision regarding our common stock. If any of the events or circumstances described in these risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below are not the only ones that we face.

Risks Relating to Our Business

* We need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may not have the capital required to otherwise operate our business.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As of June 30, 2014, we had cash, cash resources, and marketable securities totaling approximately $11.9 million, plus approximately $4.4 million restricted cash in loans for our ALLSTAR clinical trial. We have not generated any product revenues, and will not generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA and other regulatory authorities for our product candidates.

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly if we continue to develop cenderitide and initiate clinical development of CU-NP or as we further the development of our exosome program. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies to those that we currently anticipate, and the timing of any potential product approval may be delayed. Other than our cash on hand, we currently have no commitments or arrangements for any additional financing to fund the research and development of cenderitide, CU-NP or exosomes. Although we have commenced certain development activities in connection with our cenderitide product candidate, the commencement of further clinical work and other development activities for our cenderitide and CU-NP programs will be subject to additional evaluation by our Board of Directors before full-scale development will be commenced.

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

* We have a history of net losses, and we expect losses to continue for the foreseeable future. In addition, a number of factors may cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We have a history of net losses, expect to continue to incur substantial and increasing net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to -quarter and year-to -year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•	our need for substantial additional capital to fund our development programs;

•	delays in the commencement, enrollment, and timing of clinical testing;

•	the success of the ALLSTAR clinical trial through all stages of clinical development;

•	if further clinical trials are conducted, the success of clinical trials of cenderitide and CU -NP product candidates or future product candidates;

•	the viability of exosomes as a potential product candidate and the success of all stages of its pre-clinical and clinical development;

•	any delays in regulatory review and approval of our product candidates in clinical development;

•	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;

•	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	market acceptance of our product candidates;

•	our ability to establish an effective sales and marketing infrastructure once our products are commercialized;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	competition from existing products or new products that may emerge;

•	guidelines and recommendations of therapies published by various organizations;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	our ability to maintain adequate insurance policies;

•	our dependency on third parties to formulate and manufacture our product candidates;

•	our ability to maintain our current manufacturing facility and secure other facilities as determined to be necessary;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to seek regulatory approvals for our product candidates;

•	our ability to implement additional internal systems and infrastructure;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	the ability of our senior management who have limited experience in managing a public company to manage our business and operations.

* The Company’s technology is not yet proven and each of our product candidates is in an early stage of development.

Each of the Company’s six product candidates, CAP-1002, CAP-1001, cardiospheres, exosomes, cenderitide and CU-NP, is in an early stage of development and requires extensive clinical testing before it may be approved by the U.S. Food and Drug Administration, or FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The effectiveness of the Company’s technology has not been definitively proven in completed human clinical trials or preclinical studies. The Company’s failure to establish the efficacy of its technology would have a material adverse effect on the Company. We cannot predict with any certainty the results of such clinical testing, including the results of our planned ALLSTAR trial. We cannot predict with any certainty if, or when, we might commence any clinical trials of our product candidates other than the ALLSTAR trial or whether such trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agency.

We may not be able to manage our growth.

Should we achieve our near-term milestones, of which no assurance can be given, our long-term viability will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

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

We will need FDA approval to market and sell any of our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a new drug application, or NDA, or a biologics license application, or BLA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review.

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

To receive regulatory approval for the commercial sale of our product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. In addition, the results of our clinical trials may show that our product candidates are ineffective or may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities. In addition, negative or inconclusive results may result in:

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

Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit our clinical trial protocols to institutional review boards, or IRBs, for re-examination, which may impact the costs, timing, or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same or similar indications may have been introduced to the market and established a competitive advantage. Any delays in obtaining regulatory approvals may:

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

* Our business faces significant government regulation, and there is no guarantee that our product candidates will receive regulatory approval.

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

* We have limited manufacturing capability, and may not be able to maintain our manufacturing licenses.

We presently maintain our laboratories and research facilities in leased premises at CSMC. We presently manufacture our cells in an accredited GMP facility which is owned by and located within CSMC. Our intention is to manufacture cells at this facility for our Phase II trial. We also intend to utilize our premises at CSMC to develop and manufacture exosomes. If the lease is terminated or if CSMC revokes its permission to allow us to utilize the GMP facility, we would have to secure alternative facilities in which to operate our research and development activities and/or manufacture our products, which would involve a significant monetary investment and would negatively impact the progress of our clinical trials and regulatory approvals. In addition, we will have to build out our own manufacturing facility for the Phase III trial or establish a collaboration agreement with a third party.

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

We obtain the donor hearts from which our CDCs are manufactured from an organ procurement organization, or OPO. There is no guarantee that the OPO which currently provides donor hearts to us will be able to continue to supply us with donor hearts in the future or that an alternative OPO will be available to us. If that OPO or an alternative OPO is not able or willing to supply us with donor hearts, we would be unable to produce our CDCs and the development of our lead product candidate would be significantly impaired and possibly terminated. Additionally, OPOs are subject to regulations of various government agencies. There is no guarantee that laws and regulations pursuant to which our OPO provides donor hearts will not change making it more difficult or even impossible for the OPO to continue to supply us with the hearts we need to produce our product.

* We have no prior experience in manufacturing product for large clinical trials or commercial use.

Our manufacturing experience has been limited to manufacturing CAP-1002 for the current ALLSTAR trial. We have no prior history or experience in manufacturing our allogeneic product or any other product for any clinical use and no experience manufacturing any product for large clinical trials or commercial use. Our product candidates have not previously been tested in any large trials to show safety or efficacy, nor are they available for commercial use. We face risks of manufacturing failures and risks of making products that are not proven to be safe or effective.

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

In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the U.S. transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, inter-parties review or interference proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our or our licensors’ patent rights, which could adversely affect our competitive position.

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

* It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights would diminish.

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

We have licensed certain patent and other intellectual property rights that cover our CAP-1002, CAP-1001, CSps, and exosomes product candidates from University of Rome, JHU and CSMC. Under the license agreements with University of Rome and JHU, those institutions prosecute and maintain their patents and patent applications in collaboration with us. We rely on these institutions to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by these institutions have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. Under the Amended CSMC License Agreement and the Exosomes License Agreement, we have assumed, in coordination with CSMC, responsibility for the prosecution and maintenance of all patents and patent applications. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would also be subject to the cooperation of the third parties.

We license certain patent and other intellectual property rights that cover our cenderitide and CU-NP product candidates from Mayo. In the past, we have relied on Mayo to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and, prior to the Amended Mayo License Agreement, we did not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. With the execution of the Amended Mayo License Agreement, we have the responsibility for the prosecution and maintenance of the Mayo patents and patent applications at our expense. We cannot be certain that that the activities conducted by Mayo have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would also be subject to the cooperation of the third parties. We are also responsible for paying any prosecution and maintenance fees of all Mayo patents and Mayo patent applications now existing and included in the Amended Mayo License Agreement.

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

Risks Related to Our Relationships with Third Parties

* We are largely dependent on our relationships with our licensors and collaborators and there is no guarantee that such relationships will be maintained or continued.

We have entered into certain license agreements for certain intellectual property rights which are essential to enable us to develop and commercialize our products. Agreements have been entered into with the University of Rome, JHU and CSMC, which is also a shareholder of ours. Each of those agreements provides for an exclusive license to certain patents and other intellectual property and requires the payment of fees, milestone payments and/or royalties to the institutions that will reduce our net revenues, if and to the extent that we have future revenues. Each of those agreements also contains additional obligations that we are required to satisfy. There is no guarantee that we will be able to satisfy all of our obligations under our license agreements to each of the institutions and that such license agreements will not be terminated. Each of the institutions receives funding from independent sources such as the NIH and other private not-for-profit sources and are investigating scientific and clinical questions of interest to their own principal investigators as well as the scientific and clinical communities at large. These investigators (including Capricor’s founder, Dr. Eduardo Marbán, who is the Director of the Heart Institute at CSMC) are under no obligation to conduct, continue, or conclude either current or future studies utilizing our stem cell or exosomes technology, and they are not compelled to license any further technologies or intellectual property rights to us except as may be stated in the applicable licensing agreements between those institutions and us. Changes in these collaborators’ research interests or their funding sources away from our technology would have a material adverse effect on us. We are substantially dependent on our relationships with these institutions from which we license the rights to our technologies and know-how. If requirements under our license agreements are not met, we could suffer significant harm, including losing rights to our product candidates.

Our rights to our cenderitide and CU-NP drug candidates were both derived from separate license agreements between us and Mayo. On November 14, 2013, we entered into an Amended and Restated Exclusive License Agreement, which we refer to as the Amended Mayo Agreement, with Mayo pursuant to which the rights to both cenderitide and CU-NP were included in the Amended Mayo Agreement and many of the terms of the former agreements were revised on terms more favorable to us. We are substantially dependent on our relationship with Mayo with respect to the rights to these two drug candidates. If requirements under our license agreement are not met, we could suffer significant harm. In order to develop these products, we will need to maintain the intellectual property rights to these product candidates. The Amended Mayo Agreement requires us to perform certain obligations that affect our rights under the Amended Mayo Agreement, including making cash payments if we were to enter into certain types of business transactions. If we fail to comply with our obligations required under the Amended Mayo Agreement, we could lose important patent and other intellectual property rights which may be critical to our business.

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

* We have received government grants and a loan award which impose certain conditions on our operations.

Commencing in 2009, we received several grants from the NIH to fund various projects, including Phase I of the ALLSTAR trial. These awards are subject to annual and quarterly reporting requirements. If we fail to meet these requirements, the NIH could cease further funding.

On February 5, 2013, we entered into a Loan Agreement with CIRM, pursuant to which CIRM has agreed to disburse $19,782,136 to us over a period of approximately three and one-half years to support Phase II of our ALLSTAR clinical trial. Under the Loan Agreement, we are required to repay the CIRM loan with interest at maturity. The loan also provides for the payment of a risk premium whereby we are required to pay CIRM a premium up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years from the original issuance at our option if certain conditions are met. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not satisfied. The timing of the distribution of funds pursuant to the Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the State Treasury, as determined by CIRM in its sole discretion. So long as we are not in default, the loan may be forgiven during the term of the project period if we abandon the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may be forgiven if we elect to abandon the project under certain circumstances. Under the Loan Agreement, we are also required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that we have funds available sufficient to fund all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. There is no assurance that we will meet our milestones under the Loan Agreement or that CIRM will not discontinue the disbursement of funds.

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

* The operational and other projections and forecasts that we may make from time to time are subject to inherent risks.

The projections and forecasts that our management may provide from time to time (including, but not limited to, those relating to timing, progress and anticipated results of clinical development, regulatory processes, clinical trial timelines and any anticipated benefits of our product candidates) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this Quarterly Report on Form 10-Q should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in July 2009 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.2	Form of Warrant issued to Placement Agent in July 2009 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.3	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to, and included as part of, Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.5	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.6	Form of Warrant issued to Investors in June 2011 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

4.7	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.1	Exclusive License Agreement, dated May 5, 2014 between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on May 23, 2014).

10.2	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2014).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2013 through June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: August 14, 2014	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Anthony Bergmann
Anthony Bergmann
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in July 2009 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.2	Form of Warrant issued to Placement Agent in July 2009 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.3	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to, and included as part of, Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.5	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.6	Form of Warrant issued to Investors in June 2011 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

4.7	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.1	Exclusive License Agreement, dated May 5, 2014 between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on May 23, 2014).

10.2	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2014).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2013 through June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith

