Form 10-Q
period 2014-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2014-11-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 12, 2014, there were 11,705,440 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	expectation of or dates for commencement of clinical trials, IND filings, similar plans or projections;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers, third party manufacturers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	our ability to manufacture products for clinical and commercial use;

•	our ability to protect our patents and other intellectual property;

•	our ability to market any of our products;

•	our history of operating losses;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to compete against other companies and research institutions;

•	the effect of potential strategic transactions on our business;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Additionally, final data may differ significantly from preliminary data reported in this document.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2014 (unaudited)	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$9,805,435	$1,729,537
Marketable securities	325,318	326,494
Restricted cash	3,699,660	1,401,859
Grant receivable	259,800	-
Interest receivable	823	187
Prepaid expenses and other current assets	105,100	222,763

TOTAL CURRENT ASSETS	14,196,136	3,680,840

PROPERTY AND EQUIPMENT, at cost
Furniture and equipment	38,850	38,850
Laboratory equipment	262,451	115,766
Leasehold improvements	23,744	-
	325,045	154,616
Less accumulated depreciation	(100,499)	(80,429)

NET PROPERTY AND EQUIPMENT	224,546	74,187

OTHER ASSETS
Patents, net of accumulated amortization of $35,722 and $32,475 at September 30, 2014
and December 31, 2013, respectively	288,474	227,207
Loan fees, net of accumulated amortization of $11,757 and $6,722 at September 30, 2014
and December 31, 2013, respectively	18,243	29,945
In-process research and development, net of accumulated amortization of $0 at
September 30, 2014 and December 31, 2013	1,500,000	1,500,000
Deposits	55,320	25,728

TOTAL ASSETS	$16,282,719	$5,537,907

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,613,066	$1,506,509
Accounts payable and accrued expenses, related party	300,855	382,142
Sub-award payable, related party	-	41,855
Accrued royalties	111,651	122,416
Deferred income, current	4,166,667	-

TOTAL CURRENT LIABILITIES	6,192,239	2,052,922

LONG-TERM LIABILITIES
Deferred income, net of current portion	5,208,332	-
Loan payable	9,155,857	3,961,733
Accrued interest	198,256	58,134

TOTAL LONG-TERM LIABILITIES	14,562,445	4,019,867

TOTAL LIABILITIES	20,754,684	6,072,789

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,703,774 and 11,687,747 shares issued and outstanding at September 30, 2014 and
December 31, 2013, respectively	11,704	11,687
Additional paid-in capital	15,905,010	15,552,946
Accumulated other comprehensive loss	(1,607)	(980)
Deficit accumulated during the development stage	(20,387,072)	(16,098,535)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,471,965)	(534,882)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,282,719	$5,537,907

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

INCOME
Collaboration income	$1,041,667	$-	$3,125,001	$-
Grant income	259,800	80,432	259,800	503,233

TOTAL INCOME	1,301,467	80,432	3,384,801	503,233

OPERATING EXPENSES
Research and development	1,966,889	1,010,544	5,203,766	3,513,548
General and administrative	819,683	563,948	2,332,579	1,531,145

TOTAL OPERATING EXPENSES	2,786,572	1,574,492	7,536,345	5,044,693

LOSS FROM OPERATIONS	(1,485,105)	(1,494,060)	(4,151,544)	(4,541,460)

OTHER INCOME (EXPENSE)
Investment income (loss)	1,210	(27,822)	3,129	(12,205)
Interest expense	(60,091)	(23,353)	(140,122)	(33,275)

TOTAL OTHER INCOME (EXPENSE)	(58,881)	(51,175)	(136,993)	(45,480)

NET LOSS	(1,543,986)	(1,545,235)	(4,288,537)	(4,586,940)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain (loss) on marketable securities	(733)	30,141	(627)	18,819

COMPREHENSIVE LOSS	$(1,544,719)	$(1,515,094)	$(4,289,164)	$(4,568,121)

Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(0.37)	$(0.44)

Weighted average number of shares,
basic and diluted	11,700,136	10,351,294	11,694,004	10,351,294

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE LOSS	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Balance at December 31, 2013	11,687,747	$11,687	$15,552,946	$(980)	$(16,098,535)	$(534,882)

Stock-based compensation	1,666	2	347,480	-	-	347,482

Unrealized loss on marketable securities	-	-	-	(627)	-	(627)

Stock options and awards	14,361	15	4,584	-	-	4,599

Net loss	-	-	-	-	(4,288,537)	(4,288,537)

Balance at September 30, 2014	11,703,774	$11,704	$15,905,010	$(1,607)	$(20,387,072)	$(4,471,965)

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,288,537)	$(4,586,940)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	28,352	20,387
Stock-based compensation	347,482	177,792
Change in assets - (increase) decrease:
Restricted cash	(2,297,801)	(3,067,799)
Grants receivable	(259,800)	643,368
Interest receivable	(636)	21,788
Prepaid expenses and other current assets	117,663	16,803
Deposits	(29,592)	(7,640)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	106,557	453,780
Accounts payable and accrued expenses, related party	(81,287)	37,380
Sub-award payable, related party	(41,855)	(53,567)
Accrued royalties	(10,765)	(12,452)
Accrued interest	140,122	33,275
Deferred revenue	9,374,999	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,104,902	(6,323,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	-	(226,998)
Proceeds from sales and maturities of marketable securities	549	2,818,740
Payments for purchase of property and equipment	(146,685)	(52,321)
Purchase of leasehold improvements	(23,744)	-
Payments for patents	(64,514)	(36,810)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(234,394)	2,502,611

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,812
Proceeds from loan payable, net	5,200,791	3,925,066
Proceeds from stock options and awards	4,599	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,205,390	3,926,878

NET INCREASE IN CASH AND
CASH EQUIVALENTS	8,075,898	105,664

Cash and cash equivalents balance at beginning of period	1,729,537	170,106

Cash and cash equivalents balance at end of period	$9,805,435	$275,770

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The mission of Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company”), is to improve the treatment of diseases by commercializing innovative therapies, with a primary focus on cardiovascular diseases. Capricor, Inc., a privately-held company and a wholly-owned subsidiary of Capricor Therapeutics (referred to herein as “Capricor”), was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, currently has six drug candidates in various stages of development.

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

Cash resources consisting of cash, cash equivalents and marketable securities as of September 30, 2014 were approximately $10.1 million, compared to $2.1 million as of December 31, 2013. On January 7, 2014, Capricor received $12.5 million from Janssen pursuant to the terms of the Collaboration Agreement and Exclusive License Option entered into on December 27, 2013 by and between the Company and Janssen. The Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its compounds to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described, as well as government-funded grants and/or loans.

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

Restricted Cash

As of September 30, 2014 and December 31, 2013, restricted cash represents funds received under Capricor’s Loan Agreement with CIRM (see Note 2 – “Loan Payable”), which are to be allocated to the ALLSTAR clinical trial research costs as incurred.

Marketable Securities

At September 30, 2014 and December 31, 2013, marketable securities consisted primarily of United States treasuries. These investments are considered available-for-sale. Realized gains and losses on the sale of debt and equity securities are determined on the specific identification method. Unrealized gains and losses are presented as other comprehensive income (loss).

Intangible Assets

As a result of the Merger, the Company recorded $1.5 million as in-process research and development, a component of intangible assets. As of September 30, 2014, the Company had not begun amortizing the in-process research and development.

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

The Company accounts for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, Multiple Element Arrangements. For new or materially amended multiple element arrangements, the Company identifies the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, then the Company uses the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

The Company determined the deliverables under its collaborative arrangement with Janssen (see Note 7 – “License Agreements”) did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, the Company recognized revenue from non-refundable, upfront fees ratably over the term of its performance under the agreement with Janssen. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets of the Company and amortized over the estimated period of performance. The Company periodically reviews the estimated performance period of its contract based on the progress of its project.

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

Loan Payable

The Company accounts for the funds advanced under its Loan Agreement with CIRM (see Note 2 – “Loan Payable”) as a loan payable as the eventual repayment of the loan proceeds or forgiveness of the loan is contingent upon certain future milestones being met and other conditions. As the likelihood of whether or not the Company will ever achieve these milestones or satisfy these conditions cannot be reasonably predicted at this time, the Company records these amounts as a loan payable.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $2.0 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $5.2 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $1.5 million for both the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, the Company’s comprehensive loss was approximately $4.3 million and $4.6 million, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended September 30, 2014 and 2013, the Company’s other comprehensive gain (loss) was $(733) and $30,141, respectively. For the nine months ended September 30, 2014 and 2013, the Company’s other comprehensive gain (loss) was $(627) and $18,819, respectively.

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

For the three months ended September 30, 2014 and 2013, warrants and options to purchase 5,311,693 and 6,463,932 shares, respectively, have been excluded from the computation of potentially dilutive securities. For the nine months ended September 30, 2014 and 2013, warrants and options to purchase 5,311,693 and 6,463,932 shares, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at September 30, 2014 and December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
	Level I	Level II	Level III	Total
Marketable securities	$325,318	$-	$-	$325,318

	December 31, 2013
	Level I	Level II	Level III	Total
Marketable securities	$326,494	$-	$-	$326,494

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company must classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using the Black-Scholes option-pricing model. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. Prior to the Merger, the Company and holders of warrants to purchase shares of common stock entered into agreements pursuant to which such holders agreed to receive an aggregate of 59,546 shares of the Company’s common stock in exchange for the cancellation and surrender of their warrants. No proceeds were received by the Company from these issuances. Management has determined the value of the warrant liability to be insignificant at September 30, 2014, and no such liability has been reflected on the balance sheet.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance (“ASU 2014-10”), which eliminates the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. Additionally, ASU 2014-10 eliminates the separate requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 and interim periods therein, with early adoption permitted.  The Company adopted this guidance in the second quarter of fiscal year 2014 on a prospective basis.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission, did not or are not believed by management to have a material impact on the Company's present or future condensed consolidated financial statement presentation or disclosures. For a more detailed listing of the Company’s significant accounting policies, see Note 1 – “Organization and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014.

2.	LOAN PAYABLE

On February 5, 2013, Capricor entered into a Loan Agreement with CIRM (the “CIRM Loan Agreement”), pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	LOAN PAYABLE (Continued)

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. Under the terms of the CIRM Loan Agreement, CIRM deducted $36,667 from the initial disbursement to cover its costs in conducting financial due diligence on Capricor. According to the original CIRM Loan Agreement, CIRM intended to also deduct approximately $16,667 from each disbursement made in the second and third year of the loan period to cover its costs of continuing due diligence according to the payment disbursement schedule. However, in June 2014, the CIRM Loan Agreement was amended to adjust the due diligence costs which can be deducted from the disbursements. CIRM refunded $6,667 to Capricor, which amount CIRM had previously withheld, and, going forward, CIRM will not be permitted to withhold additional funds from the indirect costs portion of Capricor’s future disbursements. So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has sufficient funds available to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements.

The timing of the distribution of funds pursuant to the CIRM Loan Agreement shall be contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury, as determined by CIRM in its sole discretion.

Capricor did not issue stock, warrants or other equity to CIRM in connection with this award. The due diligence costs to be deducted from each disbursement are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of September 30, 2014, $30,000 of loan costs were capitalized with the balance of $18,243 to be amortized over the next 3.4 years.

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

In July 2014, Capricor received the fourth disbursement under the loan award of $514,177, which includes previously deducted due diligence costs that were refunded. This disbursement carries interest at the initial rate of approximately 2.6% per annum. A portion of the principal received under the third and fourth disbursements are currently being recorded as restricted cash, due to the fact that Capricor must expend approved project costs in order to use these funds. For the three months ended September 30, 2014 and 2013, interest expense under the CIRM loan was $60,091 and $23,353, respectively. For the nine months ended September 30, 2014 and 2013, interest expense under the CIRM loan was $140,122 and $33,275, respectively.

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

Outstanding Shares

At September 30, 2014, the Company had 11,703,774 shares of common stock issued and outstanding.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	STOCKHOLDERS’ EQUITY (Continued)

Conversion of all Convertible Preferred Stock at the Merger

Prior to the Merger and without giving effect to the applicable multiplier, Capricor was authorized to issue 5,426,844 shares of convertible preferred stock, which was allocated as follows: Series A-1: 940,000 shares, all of which were issued; Series A-2: 736,844 shares, all of which were issued; and Series A-3: 3,750,000 shares, of which 1,500,000 shares were issued. During 2011 and 2012, the 1,500,000 shares of Series A-3 convertible preferred stock, with a par value of $0.001 per share, were issued for cash proceeds of $6,000,000. Immediately prior to the Effective Time, all shares of Capricor preferred stock were converted into shares of Capricor common stock pursuant to the terms of the Merger Agreement. The shares of Capricor preferred stock that were converted into Capricor common stock, as a result of the Merger and in accordance with the terms of the Merger Agreement, were exchanged according to the applicable multiplier for 6,591,494 shares of common stock of the Company, and all rights and preferences (including dividends) attached to the shares of Capricor preferred stock were rendered void. The preferred shares are presented retrospectively as shares of common stock on an as-converted to common stock basis.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the period ended September 30, 2014:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2014	332,281	$17.20
Granted	-	-
Exercised	-	-
Expired	(28,400)	94.00
Outstanding at September 30, 2014	303,881	$10.02

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2014:

At September 30, 2014
Grant Date	Warrants Outstanding	Range of Exercise Prices	Expiration Date

4/21/2010	52,650	$47.00	4/20/2015
4/4/2012	187	$2.27	4/3/2017
11/20/2013	251,044	$2.27	11/19/2018
	303,881

Restricted Stock

In August 2014, the Company granted 10,000 shares of restricted stock to one of its consultants in consideration of services to be rendered. During the nine months ended September 30, 2014, the Company issued 1,666 shares of that restricted common stock grant, which were valued at approximately $6,789. The fair value of the restricted stock was determined using the Company’s closing stock price on the vesting date. This restricted stock grant vests monthly over a period of one year.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

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

On August 10, 2005, the Company adopted the 2005 Stock Plan. On July 26, 2010, the Company’s stockholders approved an amendment to the 2005 Plan increasing the total number of shares authorized for issuance thereunder to 190,000 (after the effects of the Reverse Stock Split at the consummation of the Merger). Under the 2005 Plan, incentives may be granted to officers, employees, directors, consultants and advisors. Incentives under the 2005 Plan may be granted in any one or a combination of the following forms: (i) incentive stock options and non-statutory stock options, (ii) stock appreciation rights, (iii) stock awards, (iv) restricted stock, and (v) performance shares.

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

Each of the Company’s stock option plans are administered by the Board, or a committee appointed by the Board, which determines the recipients and types of awards to be granted, as well as the number of shares subject to the awards, the exercise price and the vesting schedule. Currently, stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, and generally vest over a period of one to four years. The term of stock options granted under each of the plans cannot exceed ten years.

The estimated weighted average fair values of the options granted during the three months ended September 30, 2014 and 2013 were approximately $3.83 and $0.26 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the three months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Expected volatility	112%	100%
Expected term	7 years	6-7 years
Dividend yield	0%	0%
Risk-free interest rates	2.15%	0.77% - 1.39%

Employee stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
General and administrative	$113,690	$71,641	$274,496	$177,792
Research and development	34,797	-	66,197	-
Total	$148,487	$71,641	$340,693	$177,792

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

As of September 30, 2014, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $1.8 million, which is expected to be recognized over approximately 4 years.

Common stock, stock options or other equity instruments issued to non-employees (including consultants) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically re-measured as the underlying options vest. The fair value of any options issued to non-employees is recorded as an expense over the applicable vesting periods.

The following table summarizes stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	4,888,519	$0.51
Granted	368,154	5.01
Exercised	(14,361)	0.32
Expired/Cancelled	(234,500)	2.41
Outstanding at September 30, 2014	5,007,812	$0.75
Exercisable at September 30, 2014	3,008,756	$0.47

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2014, the Company maintained approximately $13.6 million of uninsured deposits.

6.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that is effective for a two year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The monthly lease payment is $16,620 per month for the first twelve months of the term and will increase to $17,285 per month for the second twelve months of the term. On May 14, 2014, Capricor entered into a Facilities Lease with Cedars-Sinai Medical Center (“CSMC”), a shareholder of the Company, for two research labs (the “Facilities Lease”). The Facilities Lease is for a term of three years commencing June 1, 2014 and replaces the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment is approximately $15,461 per month for the first six months of the term and will increase to approximately $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. Unless renewed, each of the leases described above will not be in effect in the year 2018.

A summary of future minimum rental payments required under operating leases as of September 30, 2014 are as follows:

Years ended	Operating Leases
2014	$69,381
2015	335,910
2016	232,200
2017	96,750
Total minimum lease payments	$734,241

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	COMMITMENTS AND CONTINGENCIES (Continued)

Expense incurred under operating leases to unrelated parties was approximately $51,855 and $49,860 for the three months ended September 30, 2014 and 2013, respectively, and $151,575 and $104,460 for the nine months ended September 30, 2014 and 2013, respectively. Expense incurred under operating leases to related parties was approximately $46,382 and $13,662 for the three months ended September 30, 2014 and 2013, respectively, and $84,613 and $40,986 for the nine months ended September 30, 2014 and 2013, respectively.

Legal Contingencies

Periodically, the Company may become involved in certain legal actions and claims arising in the ordinary course of business. There were no material legal actions or claims reported at September 30, 2014.

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

The Rome License Agreement will, unless extended or sooner terminated, remain in effect until the later of the last claim of any patent or until any patent application comprising licensed patent rights has expired or been abandoned. Under the terms of the Rome License Agreement, either party may terminate the agreement should the other party become insolvent or file a petition in bankruptcy. Either party will have up to 90 days to cure its material breach.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. As of September 30, 2014, $100,000 was accrued due to the fact that Phase I of the ALLSTAR study enrollment had been completed.

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

The Amended CSMC License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license by CSMC to Capricor (with the right to sublicense) to conduct research using the patent rights and know-how and develop and commercialize products in the field using the patent rights and know-how. In addition, Capricor has the exclusive right to negotiate for an exclusive license to any future rights arising from related work conducted by or under the direction of Dr. Eduardo Marbán on behalf of CSMC. In the event the parties fail to agree upon the terms of an exclusive license, Capricor will have a non-exclusive license to such future rights, subject to royalty obligations.

Pursuant to the CSMC License Agreement, CSMC was paid a license fee and Capricor was obligated to reimburse CSMC for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor is required to meet certain spending and development milestones. The annual spending requirements range from $350,000 to $800,000 each year between 2010 and 2017 (with the exception of 2014, for which there is no annual spending requirement). Pursuant to the Amended CSMC License Agreement, Capricor remains obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a low double-digit percentage of the consideration received from any sublicenses or other grant of rights. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to obtain a license from a third party for patent rights in connection with the royalty-bearing product. In 2010, Capricor discontinued its research under some of the patents.

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

Pursuant to the Exosomes License Agreement, CSMC was paid a license fee and Capricor reimbursed CSMC for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor is required to meet certain non-monetary development milestones and is obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a single-digit percentage of the consideration received from any sublicenses or other grant of rights. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to obtain a license from a third party for patent rights in connection with the royalty bearing product.

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

As noted in this Quarterly Report on Form 10-Q, Capricor Therapeutics is party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 6 – “Commitments and Contingencies”). Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute and the Co-Founder of Capricor, and Scientific Advisory Board Chairman of Capricor.

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

Company’s Technology – Cenderitide and CU-NP

The Company has entered into an exclusive license agreement for intellectual property rights related to natriuretic peptides with the Mayo Foundation for Medical Education and Research (“Mayo”) and a Clinical Trial Funding Agreement with Medtronic, Inc. (“Medtronic”), which also includes certain intellectual property licensing provisions.

Mayo License Agreement

The Company and Mayo previously entered into a Technology License Agreement with respect to cenderitide on January 20, 2006, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 21, 2007, and which was amended on June 2, 2008 (as so amended, the “CD-NP Agreement”). On June 13, 2008, the Company and Mayo entered into a Technology License Agreement with respect to CU-NP (the “CU-NP Agreement”), which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008. On November 14, 2013, the Company entered into an Amended and Restated License Agreement with Mayo (the “Amended Mayo Agreement”). The Amended Mayo Agreement amends and restates in its entirety each of the CD-NP Agreement and the CU-NP Agreement, and creates a single amended and restated license agreement between the Company and Mayo with respect to CD-NP and CU-NP.

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

Under each of the previous CD-NP Agreement and CU-NP Agreement, the Company paid Mayo up-front cash payments and the Company agreed to make certain performance-based cash payments to Mayo upon successful completion of certain milestones. Additionally, the Company issued certain amounts of common stock of the Company to Mayo under each agreement. The Amended Mayo Agreement restructured the economic arrangements of the CD-NP Agreement and the CU-NP Agreement by, among other things, eliminating certain milestone payments and decreasing the royalty percentages payable upon the commercial sale of the products to low single-digit royalties on sales of CD-NP and CU-NP products. The Company is also obligated to pay to Mayo a low single-digit percentage on any upfront consideration or milestone payment received in connection with a sublicense. The Company is further obligated to pay to Mayo a low single-digit percentage on any consideration received in connection with an assignment of rights under the Amended Mayo Agreement. Pursuant to the terms of the Amended Mayo Agreement, the Company agreed to pay to Mayo an annual license maintenance fee and to issue to Mayo an additional 18,000 shares of the Company’s common stock as additional consideration for the grant of certain rights. Mayo also agreed to waive or defer the payment of certain fees owed to Mayo. All breaches and defaults by the Company under the terms of the CD-NP Agreement and CU-NP Agreement were waived by Mayo in the Amended Mayo Agreement.

The Amended Mayo Agreement will, unless sooner terminated, expire on the later of (i) the expiration of the last to expire valid claim contained in the Mayo patents, or (ii) the 20th anniversary of the Amended Mayo Agreement. Under the terms of the Amended Mayo Agreement, Mayo may terminate the agreement earlier (i) for the Company’s material breach of the agreement that remains uncured for 90 days’ after written notice to the Company, (ii) for the Company’s insolvency or bankruptcy, (iii) if the Company challenges the validity or enforceability of any of the patent rights in any manner, or (iv) if the Company has not initiated either the next clinical trial of cenderitide within two years of the effective date of the Amended Mayo Agreement or a clinical trial of CU-NP within two and one-half years of the effective date. The Company may terminate the Amended Mayo Agreement without cause upon 90 days’ written notice.

Medtronic Clinical Trial Funding Agreement

In February 2011, the Company entered into a Clinical Trial Funding Agreement with Medtronic. Pursuant to the agreement, Medtronic provided funding and equipment necessary for the Company to conduct a Phase I clinical trial to assess the pharmacokinetics and pharmacodynamics of cenderitide when delivered to heart failure patients through continuous subcutaneous infusion using Medtronic’s pump technology.

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

Pursuant to its terms, the agreement expired in February 2012, following the completion of the Phase I clinical trial and the delivery of data and reports related to such study. Nile received the final reimbursement of $195,500 in February 2012 and a total of $1,550,000 over the life of the agreement. Although the Medtronic agreement expired, there are certain provisions that survive the expiration of the agreement, including the obligation to pay royalties on products that might be covered by the Joint Intellectual Property. The Company and Medtronic have subsequently entered into a Transfer Agreement, described below under Note 9 - “Subsequent Events”.

8.	RELATED PARTY TRANSACTIONS

Lease and Sub-Lease Agreements

As noted in this Quarterly Report on Form 10-Q, Capricor Therapeutics is party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 6 – “Commitments and Contingencies”). Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute, the Co-Founder of Capricor and Scientific Advisory Board Chairman of Capricor.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	RELATED PARTY TRANSACTIONS (Continued)

Beginning May 1, 2012, pursuant to a sublease agreement, Capricor subleased part of its office space to Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, for $2,500 per month. On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly-owned by Dr. Litvack, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three-month periods ended September 30, 2014 and 2013, Capricor recognized $7,500 in sublease income from the related party. For each of the nine-month periods ended September 30, 2014 and 2013, Capricor recognized $22,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

Effective May 1, 2012, Frank Litvack, the Company’s Executive Chairman, entered into a consulting agreement with Capricor whereby Capricor was obligated to pay Dr. Litvack fees of $4,000 per month for consulting services. Effective January 1, 2013, the payment amount was increased to $10,000 per month payable for consulting services. The agreement is terminable upon 30 days’ notice. On March 24, 2014, Capricor entered into a consulting agreement with Dr. Litvack memorializing the $10,000 per month compensation arrangement described above.

Sub-Award Agreement

Effective January 30, 2012, Capricor entered into a sub-award agreement with CSMC. At September 30, 2014 and December 31, 2013, the Company had sub-award amounts payable to CSMC totaling $0 and $41,855, respectively. At September 30, 2014, the Company did not have any sub-award amounts payable as the award agreement with CSMC ended pursuant to its terms.

Payables to Related Party

At September 30, 2014 and December 31, 2013, the Company had accounts payable and accrued expenses, which excludes the sub-award amounts payable, to CSMC totaling $300,855 and $382,142, respectively.

9.	SUBSEQUENT EVENTS

Medtronic Transfer Agreement

On October 8, 2014, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with Medtronic to acquire patent rights relating to the formulation and pump delivery of natriuretic peptides. Pursuant to the Transfer Agreement, Medtronic has assigned to Capricor all of its right, title and interest in all natriuretic peptide patents and patent applications previously owned by Medtronic or co-owned by Medtronic and Capricor (“Natriuretic Peptide Patents”). Under the Transfer Agreement, Capricor received all rights to the Natriuretic Peptide Patents, including the right to grant licenses and to make assignments without approval from Medtronic.

The Transfer Agreement became effective October 8, 2014 and will expire simultaneously at the expiration of the last to expire of the valid claims. Both parties have the right to terminate the Transfer Agreement upon 30 days written notice to the other party in the event of a default which has not been cured within such 30-day period. In addition, Medtronic has the right to terminate the Transfer Agreement and to have the rights to the Natriuretic Peptide Patents reassigned to it by Capricor if either Capricor, an affiliate, or a non-party licensee fails to commence a clinical trial of a CD-NP product within 18 months from the effective date.

In the event of a termination of the Transfer Agreement, (i) the Natriuretic Peptide Patents which were not owned or co-owned by Capricor prior to the effective date of the Transfer Agreement shall be assigned back to Medtronic; (ii) Capricor’s rights in the Natriuretic Peptide Patents that were co-owned by Capricor pursuant to the Clinical Trial Funding Agreement will remain with Capricor, subject to the surviving terms and provisions thereof; and (iii) Capricor shall assign back to Medtronic those rights that were co-owned by Medtronic pursuant to the Clinical Trial Funding Agreement.

Pursuant to the Transfer Agreement, Medtronic was paid an upfront payment of $100,000, and Capricor is obligated to pay Medtronic a mid-single-digit royalty on net sales of products, a low double-digit percentage of any consideration received from any sublicenses or other grant of rights, and a mid-double-digit percentage of any monetary awards or settlements received by Capricor as a result of enforcement of the Natriuretic Peptide Patents against a non-party entity, less the costs and attorney’s fees incurred to enforce the Natriuretic Peptide Patents. In addition, there are additional payments that may become due from Capricor upon the achievement of certain defined milestones, which payments, in the aggregate, total up to $7.0 million.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	SUBSEQUENT EVENTS (Continued)

Capricor expects to file the Transfer Agreement as an exhibit to its next filing in which the Transfer Agreement is required to be included, and intends to seek confidential treatment for certain terms and provisions of the Transfer Agreement. The foregoing description is a summary of the material terms of the Agreement, does not purport to be complete, and is qualified in its entirety by reference to the text of the Transfer Agreement when filed.

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

Overview

Our mission is to improve the treatment of diseases by commercializing innovative therapies, with a primary focus on cardiovascular diseases. Our executive offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our Internet address is www.capricor.com.

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

We currently have six drug candidates in various stages of development:

•	CAP-1002: Capricor’s lead product candidate consists of allogeneic cardiosphere-derived cells, or CDCs. CAP-1002 is currently being tested in Capricor’s ALLSTAR Phase I/II clinical trial, which will determine if the cells can lead to reduction in scar size in patients who have had a heart attack. It is a dual cohort clinical trial that has two independently recruiting strata: the first are patients who have recently experienced a myocardial infarction, or MI (30-90 days post MI); the second are patients who have suffered an MI within one year (90 days to one-year post MI) to see if the cells can reduce the size of older, more established scar. In addition to measuring scar size, ALLSTAR will also look at a variety of clinical and quality of life endpoints. Phase I of the ALLSTAR trial was a 14 patient trial conducted at three sites to determine if allogeneic CDCs are safe for patients. Phase I of the trial was funded in large part by a grant received from the National Institutes of Health, or NIH. The primary endpoints focused on acute effects of cell delivery and potential immune consequences of allogeneic cell delivery. Patient enrollment was completed for the Phase I portion of the trial on October 11, 2013. Preliminary 12 month MRI data collected on the patients in the Phase I open-label dose-escalation study revealed that those patients who would be included in the Phase II clinical study by virtue of dose and tissue type compatibility exhibited measurable improvements in ejection fraction, a global measure of the heart's pumping ability. Ejection fraction improved by 5.2%. Additionally, there was a relative reduction in scar size of 20.7%. Measurements of viable mass and regional function also showed quantifiable improvements. Additional Phase I data will be presented at the AHA in November 2014 with a more complete data set.

On December 15, 2013, Capricor received notification from the National Heart Lung and Blood Institute, or the NHLBI, Gene and Cell Therapy Data Safety Monitoring Board that the 14-patient Phase I portion had met its safety endpoints and that Capricor was cleared to begin the Phase II portion of the trial. Capricor began enrollment of the Phase II portion of the ALLSTAR study in the first quarter of 2014.  Phase II is an estimated 300 patient, double-blind, randomized, placebo-controlled trial which is powered to detect a reduction in infarct (scar) size as measured by MRI in both groups of patients, those with recent and chronic MI, at the one year follow-up.  As infarct size was reduced significantly in the CADUCEUS treated patients at six months (as discussed below), Capricor intends to get a preliminary readout of ALLSTAR Phase II at six months post infusion. Phase II of ALLSTAR is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

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

Additionally, Capricor has been awarded a grant for approximately $3.0 million from the NIH to support further development of the CAP-1002 product. Capricor also received authorization to begin clinical investigations from the U.S. Food and Drug Administration, or the FDA, on an investigational new drug, or IND, for a trial named “DYNAMIC” (dilated cardiomyopathy intervention with allogeneic myocardially-regenerative cells). In June 2014, Capricor received approval from the NIH to use the funds from the grant for the Phase I portion of the DYNAMIC trial, which will be sponsored by Capricor. The Company intends that the Phase I portion of the DYNAMIC trial will use CAP-1002 to treat patients with advanced heart failure.

Furthermore, in October 2014, Capricor announced plans to pursue a clinical program for the treatment of Duchenne Muscular Dystrophy, or DMD, with CAP-1002. The planned clinical program will aim to treat cardiac dysfunction associated with the disease. Capricor is planning to seek an IND based, in part, on data findings from the laboratory of Dr. Eduardo Marbán. If an IND is received, Capricor is planning to initiate a Phase I clinical trial in 2015.

•	CAP-1001: CAP-1001 consists of autologous CDCs. This product was used in the Phase I CADUCEUS clinical trial, which was sponsored and conducted by CSMC in collaboration with JHU. In that study, 25 patients were enrolled, 17 of which received autologous CDCs. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The 8 patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. The data from CADUCEUS, using autologous CDCs, suggests that the cells are effective in reducing scar within several months of a heart attack. The ALLSTAR trial is designed to validate the results of CADUCEUS using an allogeneic product while also looking for potential efficacy in patients between 90 days and one year post MI with a more chronic scar, a patient population that CADUCEUS was not designed to study.

•	CSps: CSps are multicellular clusters called cardiospheres, a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While Capricor considers the CSps an important product, at present there is no plan for a clinical trial for CSps.

•	Exosomes: Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. Exosomes act as a transport vehicle out of the cell for microRNA, other fragments of genetic material and proteins that act as messengers between cells, ultimately providing regulatory function for many cell processes, including inflammation, angiogenesis, programmed cell death (apoptosis) and scarring. Pre-clinical research has shown that exogenous exosomes can be used as therapeutic agents aimed to direct or, in some cases, re-direct cellular activities. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them a class of exciting and novel therapeutic agents. Capricor is currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess.

•	Cenderitide (CD-NP): Cenderitide belongs to a class of drugs called natriuretic peptides. Preclinical and clinical data have shown that the natriuretic peptide class can act on multiple disease processes that play a role in negative outcomes associated with heart failure. Cenderitide is designed as an outpatient therapy to be delivered continuously using a validated subcutaneous infusion pump for up to 90 days (the "post-acute" period) following a hospital admission for Acute Decompensated Heart Failure, or ADHF. Cenderitide was designed by scientists at the Mayo Clinic to be the only dual natriuretic peptide receptor agonist. In October 2014, the Company announced that it had entered into an Investigator-Initiated Research Support Agreement with Insulet Corporation. Pursuant to the Agreement, Insulet will support Capricor's research by engaging in certain product development, project management and design control activities in addition to product supply for the planned clinical trial. Capricor intends to utilize the Insulet drug delivery system based on the OmniPod® insulin management system. Capricor is planning to commence a Phase I clinical trial in the first half of 2015.

•	CU-NP: CU-NP is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. We are currently evaluating whether we will proceed with clinical development of this product.

We have no product sales to date and will not have the ability to generate any product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for many years, if ever. To date, most of our development expenses have related to our product candidates, CAP-1002 and cenderitide. As we proceed with the clinical development of CAP-1002 and other potential indications for CAP-1002, and as we further develop cenderitide or other additional products, our expenses will further increase. To the extent that we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development activities will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private and public equity sales, grants received from the NIH, a payment from Janssen, and a loan award from CIRM.

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, supplies, clinical patient costs, consulting fees, costs of personnel and supplies for manufacturing, costs of service providers for pre-clinical, clinical and manufacturing, and certain legal expenses resulting from intellectual property prosecution, stock compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates. Except for certain capitalized patent expenses, R&D costs are expensed as incurred.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2014 and 2013 were approximately $0.8 million and $0.6 million, respectively. The increase in G&A expenses in the third quarter of 2014 of approximately $0.2 million as compared to the same period of 2013 is primarily attributable to professional fees related to legal, recruiting and increased headcount, as well as additional expenses related to relevant public company compliance.

G&A expenses for the nine months ended September 30, 2014 and 2013 were approximately $2.3 million and $1.5 million, respectively. The increase of approximately $0.8 million in G&A expenses in the nine month period ended September 30, 2014 as compared to the same period of 2013 is primarily attributable to an increase of approximately $0.6 million in professional fees related to legal and recruiting, as well as additional expenses related to relevant public company compliance. Additionally, there was an increase of approximately $0.2 million in G&A expenses related to increased headcount and stock-based compensation expense.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2014 and 2013 were approximately $2.0 million and $1.0 million, respectively. The increase in R&D expenses of approximately $1.0 million in the third quarter of 2014 as compared to the same period of 2013 is primarily due to the timing of clinical development activities, which includes the manufacturing of CAP-1002 for our Phase I/II ALLSTAR trial and our planned DYNAMIC trial. In the three months ended September 30, 2014, the clinical development of CAP-1002 resulted in an increase of approximately $0.7 million in clinical costs primarily related to patient costs, manufacturing costs, site costs and expenses for the operational team that supports the clinical trials. Additionally, there was an increase of approximately $0.2 million in R&D expenses related to our collaboration work with Janssen. Furthermore, there was an increase of approximately $0.1 million related to increased headcount in the R&D department.

R&D expenses for the nine months ended September 30, 2014 and 2013 were approximately $5.2 million and $3.5 million, respectively. The increase in R&D expenses in the nine months ended September 30, 2014 of approximately $1.7 million as compared to the same period of 2013 is primarily due to the timing of clinical development activities, which includes the manufacturing of CAP-1002 for our Phase I/II ALLSTAR trial and our planned DYNAMIC trial. In the nine months ended September 30, 2014, the clinical development of CAP-1002 resulted in an increase of approximately $0.9 million in clinical costs primarily related to patient costs, manufacturing costs, site costs and expenses for the operational team that supports the clinical trials. Additionally, there was an increase of approximately $0.4 million in R&D expenses related to our collaboration work with Janssen. Furthermore, there was an increase of approximately $0.2 million related primarily to increased headcount in the R&D department.

CAP-1002 – Although the development of CAP-1002 is in its early stages, we believe that it has the potential to treat heart disease and its complications. On December 15, 2013 the NHLBI Gene and Cell Therapy Data Safety Monitoring Board gave Capricor approval to move into the Phase II portion of the ALLSTAR trial. We expect to spend approximately $7.0 to $9.5 million during 2014 on the development of CAP-1002, which is primarily related to our Phase II ALLSTAR trial. The Phase I portion of the trial was funded in large part through a grant received from the NIH. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014. Phase II is an estimated 300 patient, double-blind, placebo-controlled, multi-centered study in which CAP-1002 is administered to patients via intracoronary infusion within 30 days to one year following a heart attack. Phase II is substantially funded through the support of a loan award from CIRM for approximately $19.8 million. The trial will measure several endpoints, including infarct size. Additional endpoints include left ventricular end-systolic and diastolic volume and ejection fraction at six and twelve months. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of these planned studies. If Janssen exercises its exclusive option under the Collaboration Agreement and Exclusive License Option, or the Janssen Agreement, Janssen will thereafter be responsible for any additional trials and future development costs with respect to CAP-1002.

CAP-1001 – In 2011, CSMC, in collaboration with JHU, completed a Phase I, 25 patient clinical trial called CADUCEUS. In this study, 25 patients were enrolled who had suffered a heart attack within a mean of 65 days. 17 of those patients received CAP-1001 and the remaining 8 patients received standard of care. 12 months after the study was completed, no measurable safety effects occurred in the 17 patients who were treated with CAP-1001. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. Capricor’s strategy for further development of CAP-1001 will depend to a large degree on the outcome of its trial involving CAP-1002 and its ability to obtain significant capital to conduct further studies to further develop CAP-1001.

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

Cenderitide – The Company acquired the rights to cenderitide in 2006, and incurred substantial losses surrounding the development of the product. Prior to the merger between Capricor and Nile, Nile had incurred approximately $19.9 million in expenses directly relating to the cenderitide development program through September 30, 2013. We recently announced plans to pursue further clinical development of cenderitide in the "post-acute" period following a hospital admission for Acute Decompensated Heart Failure. We expect to spend approximately $0.4 million during 2014 in development expenses in preparation for the planned clinical trial in 2015.

CU-NP – Nile acquired the rights to CU-NP in September 2008. Prior to the merger between Capricor and Nile, Nile had incurred approximately $0.7 million in expenses directly relating to the CU-NP development program through September 30, 2013. We are currently evaluating whether to proceed with further clinical development of this product.

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and cenderitide programs are expected to be substantial and to increase in relation to our available capital resources. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing, clinical development and a variety of other factors, including:

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

Grant Income. Grant income for the three months ended September 30, 2014 and 2013 was approximately $0.3 million and $0.1 million, respectively. This increase in grant income in the third quarter of 2014 as compared to the third quarter of 2013 is primarily related to the Bridge grant awarded by the NIH for the planned DYNAMIC clinical trial, which began incurring expenditures in the third quarter of 2014.

Grant income for the nine months ended September 30, 2014 and 2013 was approximately $0.3 million and $0.5 million, respectively. This decrease in grant income in the first nine months of 2014 as compared to the first nine months of 2013 is primarily due to Capricor’s previously awarded grants, which were active in early 2013 through late 2013, at which time the grants reached the end of their respective project periods. Conversely, the only grant in 2014, the Bridge grant, began incurring expenditures in the third quarter of 2014.

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the three months ended September 30, 2014 and 2013 was approximately $1.0 million and $0, respectively. The increase in collaboration income in the three months ended September 30, 2014 as compared to the same period in 2013 is due to the fact that the Janssen Agreement was entered into with Janssen in late 2013, and a payment of $12.5 million was received by Capricor pursuant to the terms of the Janssen Agreement during the first quarter of 2014. A ratable portion of the payment to Capricor was recognized during the three months ended September 30, 2014.

Collaboration income for the nine months ended September 30, 2014 and 2013 was approximately $3.1 million and $0, respectively. The increase in collaboration income in the nine months ended September 30, 2014 over the same period in 2013 is due to the fact that the Janssen Agreement was entered into with Janssen in late 2013, and a payment of $12.5 million was received by Capricor pursuant to the terms of the Janssen Agreement during the first quarter of 2014. A ratable portion of the payment to Capricor was recognized during the nine months ended September 30, 2014.

Investment Income (Loss). Investment income (loss) for the three months ended September 30, 2014 and 2013 was $1,210 and $(27,822), respectively. This increase in investment income in the third quarter of 2014 as compared to the same period in 2013 is primarily due to the timing of sales of marketable securities and interest received in the respective periods.

Investment income for the nine months ended September 30, 2014 and 2013 was $3,129 and $(12,205), respectively. This increase in investment income in the first nine months of 2014 as compared to the same period in 2013 is primarily due to the timing of sales of marketable securities and interest received in the respective periods.

Interest Expense. Interest expense for the three months ended September 30, 2014 and 2013 was $60,091 and $23,353, respectively. This increase in interest expense in the third quarter of 2014 as compared to the same period in 2013 is due to the interest on the CIRM loan award, related to the principal balance being higher in the third quarter of 2014, as compared to the same period of 2013.

Interest expense for the nine months ended September 30, 2014 and 2013 was $140,122 and $33,275, respectively. This increase in interest expense in the first nine months of 2014 as compared to the same period in 2013 is due to the interest on the CIRM loan award as the principal balance outstanding under the loan is higher in the nine months of 2014 as compared to the same period of 2013.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2014 and December 31, 2013 and our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2014 and 2013, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and capital resources	September 30, 2014	December 31, 2013
Cash and cash equivalents	$9,805	$1,730
Working capital	$8,004	$1,628
Stockholders’ equity (deficit)	$(4,472)	$(535)

	Nine months ended September 30,
Cash flow data	2014	2013
Cash provided by (used in):
Operating activities	$3,105	$(6,324)
Investing activities	(234)	2,503
Financing activities	5,205	3,927
Net increase in cash and cash equivalents	$8,076	$106

Our total cash resources, not including restricted cash, as of September 30, 2014 were approximately $9.8 million compared to approximately $1.7 million as of December 31, 2013. Total marketable securities, consisting primarily of United States treasuries, were approximately $0.3 million as of each of September 30, 2014 and December 31, 2013. As of September 30, 2014, we had approximately $20.8 million in total liabilities, of which approximately $9.4 million was recorded as deferred income under the Janssen Agreement, and approximately $8.0 million in net working capital. We incurred a net loss of approximately $1.5 million for the three months ended September 30, 2014.

Cash provided by operating activities was approximately $3.1 million for the nine months ended September 30, 2014 and cash used in operating activities was approximately $6.3 million for the nine months ended September 30, 2013. The difference of approximately $9.4 million in cash provided by operating activities for the nine months ended September 30, 2014 as compared to the same period of 2013 is primarily due to our receipt of the $12.5 million payment under the terms of the Janssen Agreement. The increase in cash provided by operating activities was partially offset by an increase in total operating expenses for the nine months ended September 30, 2014 of approximately $2.5 million as compared to the same period of 2013.  To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, we expect to continue incurring substantial and increasing losses, which will generate negative net cash flows from operating activities, as we expand our technology portfolio and engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials.

Cash used in investing activities was approximately $0.2 million for the nine months ended September 30, 2014 and cash provided by financing activities was approximately $2.5 million for the nine months ended September 30, 2013. The difference in cash used in investing activities for the nine months ended September 30, 2014 as compared to the same period of 2013 is primarily due to the proceeds from sales and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $5.2 million and $3.9 million for the nine months ended September 30, 2014 and 2013, respectively. The difference in cash provided by financing activities for the nine months ended September 30, 2014 as compared to the same period of 2013 is primarily a result of Capricor’s CIRM loan disbursements throughout 2014.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. Following completion of the Phase II trial would be a Phase IIb and/or Phase III trial. If we continue with a Phase IIb and/or Phase III trial, we will need substantial additional capital in order to continue the development of CAP-1002. Pursuant to the Janssen Agreement, the chemistry, manufacturing, and controls package will be developed by the joint efforts of Janssen and Capricor. Capricor will be required to reimburse Janssen for its costs of development up to an agreed-upon maximum amount. If Janssen exercises its exclusive option, Janssen will be responsible for any additional trials and future development costs with respect to CAP-1002.

We will need substantial additional capital in order to continue the development of cenderitide. Capricor is planning to commence a Phase I trial of cenderitide in the first half of 2015. Depending on the outcome of the Phase I trial and the availability of resources, it may be followed by a Phase Ib trial and/or Phase II trial. In March 2011, the FDA granted fast track designation to cenderitide. According to the FDA’s website, fast track designation facilitates the development and expeditious review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

Our research and development expenses will also increase as we further the development of our exosomes program and conduct additional studies with CAP-1002, such as the planned DYNAMIC study and the potential study of CAP-1002 to treat DMD.

From inception through September 30, 2014, Capricor has financed its operations through private sales of its equity securities, NIH grants, a payment from Janssen, and a CIRM loan award. Prior to the merger between Capricor and Nile, Nile financed its operations through public sales of its equity securities. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress of our pre-clinical and clinical development activities;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

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

The 2013 Notes converted at the close of the merger between Capricor and Nile on November 20, 2013 into 251,044 shares of our common stock on a post-reverse stock split basis. Additionally, 251,044 warrants to purchase our common stock at a strike price of $2.2725, on a post-reverse stock split basis, were issued to the holders of the 2013 Notes. We filed a Registration Statement on Form S-1, as amended from time to time (SEC File No. 333-195385), to register for resale the shares of common stock underlying the 2013 Notes, which such Registration Statement was declared effective by the Securities and Exchange Commission on June 6, 2014.

April 2012 Financing. On March 30, 2012, we entered into subscription agreements with certain purchasers pursuant to which we agreed to sell an aggregate of 67,000 shares of our common stock to such purchasers for a purchase price of $20.00 per share (calculated using the post-reverse stock split factor of 1:50). In addition, for each share purchased, each purchaser also received three-fourths of a five-year warrant to purchase an additional share of our common stock at an exercise price of $25.00 per share (calculated using the post-reverse stock split factor of 1:50), resulting in the issuance of warrants to purchase an aggregate of 50,250 shares of our common stock. The total gross proceeds from the offering were $1.3 million, before deducting anticipated selling commissions and expenses of approximately $0.2 million. The closing of the offering occurred on April 4, 2012. In connection with the offering, we engaged Roth Capital Partners, LLC, or Roth, to serve as placement agent. Pursuant to the terms of the placement agent agreement, we agreed to pay Roth a cash fee equal to 7% of the gross proceeds received by us, or approximately $93,800, plus a non-accountable expense allowance of $35,000. Richard B. Brewer, our former Executive Chairman, Joshua A. Kazam, our former President and Chief Executive Officer and a current director of the Company, Daron Evans, our former Chief Financial Officer, and Hsiao Lieu, M.D., our former Executive VP of Clinical Development, participated in the offering on the same terms as the unaffiliated purchasers, and collectively purchased 5,500 shares of our common stock and warrants to purchase 4,125 shares of our common stock for an aggregate purchase price of $110,000.

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

At the consummation of the merger between Capricor and Nile, warrants to purchase 50,063 shares of our common stock, which were issued in the April 2012 financing described above, were exchanged for 50,063 shares of our common stock, and certain April 2012 warrants were cancelled. After the exchange, warrants to purchase 187 shares of our common stock remain outstanding from the April 2012 issuance, which such warrants provide for a strike price of $2.27.

Financing Activities by Capricor, Inc.

CIRM Loan Agreement. On February 5, 2013, Capricor entered into a Loan Agreement with CIRM, or the CIRM Loan Agreement, pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of the ALLSTAR clinical trial.

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. Under the terms of the CIRM Loan Agreement, CIRM deducted $36,667 from the initial disbursement to cover its costs in conducting financial due diligence on Capricor. According to the original CIRM Loan Agreement, CIRM intended to also deduct approximately $16,667 from each disbursement made in the second and third year of the loan period to cover its costs of continuing due diligence according to the payment disbursement schedule. However, in June 2014, the CIRM Loan Agreement was amended to adjust the due diligence costs which can be deducted from the disbursements. CIRM intends to refund approximately $6,667 to Capricor, which amount CIRM had previously withheld, and CIRM will not be permitted to withhold additional funds from the indirect costs portion of Capricor’s future disbursements. So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has sufficient funds available to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. Capricor will not issue stock, warrants or other equity to CIRM in connection with this award.

The timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury, as determined by CIRM in its sole discretion.

Convertible Preferred Stock. Prior to the merger between Capricor and Nile and without giving effect to the applicable multiplier, Capricor was authorized to issue 5,426,844 shares of convertible preferred stock, which were allocated as follows: Series A-1: 940,000 shares, all of which were issued; Series A-2: 736,844 shares, all of which were issued; and Series A-3: 3,750,000 shares, of which 1,500,000 shares were issued. During 2011 and 2012, the 1,500,000 shares of Series A-3 convertible preferred stock, par value $0.001 per share, were issued by Capricor for cash proceeds of $6,000,000. Immediately prior to the effective time of the merger between Capricor and Nile, all shares of Capricor preferred stock were converted into shares of Capricor common stock pursuant to the terms of the merger agreement. The shares of Capricor preferred stock that were converted into Capricor common stock as a result of the merger between Capricor and Nile and in accordance with the terms of the merger agreement were exchanged according to the applicable multiplier for 6,591,494 shares of Capricor Therapeutics common stock.

Grant and Sub-grant Award. In 2010, Capricor was awarded $2,993,268 in a federal grant from the NIH to support the project entitled “Safety and Efficacy of Allogeneic Cardiosphere-derived Stem Cells After MI.” The award was issued under the American Recovery and Reinvestment Act of 2009. The award is subject to certain quarterly and annual reporting requirements as well as a final progress report. The award was used to fund a portion of the Phase I clinical trial for the CAP-1002 product candidate, as well as various development activities associated with CAP-1002, and includes, among other permitted costs, certain allowable expenses such as personnel, supplies and certain patient costs. In the second quarter of 2013, the project period of the grant was extended until September 30, 2013 through an approved no-cost extension. The full amount of the award has been disbursed to Capricor.

In 2009, Capricor was awarded $124,791 in a federal grant through the NIH Small Business Innovation Research, or SBIR, program for the project entitled “Characterization and Potency of Optimized Cardiosphere-derived Stem Cell Method” (Phase I). The grant award, which has been completed, was subject to quarterly and annual reporting requirements as stipulated in the Notice of Award, and to certain terms and conditions.

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

On August 21, 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH SBIR program for continued development of its CAP-1002 product candidate. Under the terms of the grant, approximately $2,879,437 will be disbursed to Capricor over a period of three years, subject to annual and quarterly reporting requirements. As of September 30, 2014, $259,800 had been incurred under the terms of the award. In June 2014, Capricor received approval from the NIH to deploy this grant to fund the Phase I portion of the DYNAMIC trial. Capricor has been authorized by the FDA to begin clinical investigations for the DYNAMIC clinical trial. The Company intends that the Phase I portion of the DYNAMIC trial will use CAP-1002 to treat patients with advanced heart failure.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of September 30, 2014.

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

We account for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, Multiple Element Arrangements. For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, then we use the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

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

Warrant Liability

We previously accounted for the warrants issued in connection with the April 2012 financing and the embedded derivative warrant liability contained in the 2013 Notes in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. In connection with the merger between Capricor and Nile, 50,063 warrants issued in the April 2012 financing were eliminated and 50,063 shares of Company common stock were issued in exchange for cancellation of the warrants to purchase 50,063 shares of Company common stock. Furthermore, the 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at September 30, 2014, and no such liability has been reflected on the condensed consolidated balance sheet.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current generally accepted accounting principles in the United States of America (“U.S. GAAP”) and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statement presentation or disclosures.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance (“ASU 2014-10”), which eliminates the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. Additionally, ASU 2014-10 eliminates the separate requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 and interim periods therein, with early adoption permitted.  The Company adopted this guidance in the second quarter of fiscal year 2014 on a prospective basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2014, the fair value of our cash, cash equivalents, including restricted cash, and our marketable securities was approximately $13.8 million. Additionally, as of September 30, 2014, Capricor’s portfolio consisted of marketable securities, including primarily United States treasuries and bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As of September 30, 2014, we had cash, cash resources, and marketable securities totaling approximately $10.1 million, plus approximately $3.7 million restricted cash in loans for our ALLSTAR clinical trial. We have not generated any product revenues, and will not generate any product revenues until, and only if, we receive approval to sell our drug candidates from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates.

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue to develop cenderitide and potentially initiate clinical development of CU-NP. Our research and development expenses will also increase as we further the development of our exosome program and conduct additional studies with CAP-1002, such as the DYNAMIC study and the potential study of DMD. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies beyond those that we currently anticipate, which may also delay the timing of any potential product approval. Other than our cash on hand, we currently have no commitments or arrangements for any additional financing to fund the research and development of cenderitide, CU-NP, exosomes or CAP-1002 for DMD. We have commenced certain development activities in connection with our cenderitide product candidate, and we anticipate commencing a clinical trial in 2015. We are also planning to initiate the DYNAMIC study before the end of 2014.

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

Our forecasts regarding our beliefs of the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, cost and results of our research and development activities, especially our Phase II clinical trial of CAP-1002, our planned DYNAMIC trial, our planned exosomes and cenderitide programs and our planned development of CAP-1002 as a potential treatment of DMD;

•	the continued availability of funding from NIH and CIRM;

•	the costs and timing of regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;

•	the cost and timing of completion of clinical and commercial-scale outsourced manufacturing activities; and

•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

We have a history of net losses, expect to continue to incur substantial and increasing net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to -quarter and year-to -year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•	our need for substantial additional capital to fund our development programs;

•	delays in the commencement, enrollment, and timing of clinical testing;

•	the success of the ALLSTAR clinical trial through all stages of clinical development;

•	the success of clinical trials of cenderitide and CU-NP product candidates through all stages of clinical development, if commenced;

•	the success of the planned DYNAMIC clinical trial through all stages of clinical development;

•	the viability of exosomes as a potential product candidate and the success of all stages of its pre-clinical and clinical development;

•	the viability of CAP-1002 as a potential product candidate for the treatment of DMD and the success of all stages of its pre-clinical and clinical development;

•	any delays in regulatory review and approval of our product candidates in clinical development;

•	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;

•	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	market acceptance of our product candidates;

•	our ability to establish an effective sales and marketing infrastructure once our products are commercialized;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	competition from existing products or new products that may emerge;

•	guidelines and recommendations of therapies published by various organizations;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	our ability to maintain adequate insurance policies;

•	our ability to successfully manufacture our product candidates on a timely basis;

•	our dependency on third parties to formulate and manufacture our product candidates;

•	our ability to maintain our current manufacturing facility and secure other facilities as determined to be necessary;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to seek regulatory approvals for our product candidates;

•	our ability to implement additional internal systems and infrastructure;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	the ability of our senior management who have limited experience in managing a public company to manage our business and operations.

* The Company’s technology is not yet proven and each of our product candidates is in an early stage of development.

Each of the Company’s six product candidates, CAP-1002, CAP-1001, cardiospheres, exosomes, cenderitide and CU-NP, is in an early stage of development and requires extensive clinical testing before it may be approved by the FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The effectiveness of the Company’s technology has not been definitively proven in completed human clinical trials or preclinical studies. The Company’s failure to establish the efficacy of its technology would have a material adverse effect on the Company. We cannot predict with any certainty the results of such clinical testing, including the results of our ALLSTAR trial or the planned DYNAMIC trial. We cannot predict with any certainty if, or when, we might commence any clinical trials of our product candidates other than the ALLSTAR trial and the DYNAMIC trial or whether such trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agency.

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

* The Company has limited experience in conducting clinical trials.

The Company has limited human clinical trial experience with respect to its product candidates. The clinical testing process is governed by stringent regulation and is highly complex, costly, time-consuming, and uncertain as to outcome (and pharmaceutical products and products used in the regeneration of tissue may invite particularly close scrutiny and requirements from the FDA and other regulatory bodies). Our failure or the failure of our collaborators to conduct human clinical trials successfully or our failure to capitalize on the results of human clinical trials for our product candidates would have a material adverse effect on the Company. If our clinical trials of our product candidates or future product candidates do not sufficiently enroll or produce results necessary to support regulatory approval in the United States or elsewhere, or if they show undesirable side effects, we will be unable to commercialize these product candidates.

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

* Delays in the commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. A clinical trial may be suspended or terminated by the Company, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates, may be required to withdraw from a clinical trial as a result of changing standards of care, or may become ineligible to participate in clinical studies. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

•	findings in preclinical studies;

•	reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining regulatory approval to commence a clinical trial;

•	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;

•	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including size of patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;

•	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;

•	complying with design protocols of any applicable special protocol assessment we receive from the FDA;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial;

•	collecting, analyzing and reporting final data from the clinical trials;

•	breaches in quality of manufacturing runs that compromise all or some of the doses made, positive results in FDA-required viral testing; karyotypic abnormalities in our cell product, or contamination in our manufacturing facilities, all of which events would necessitate disposal of all cells made from that source;

•	availability of materials provided by 3rd parties necessary to manufacture our product candidates;

•	availability of adequate amounts of acceptable tissue for preparation of master cell banks for our products;

•	our inability to find a tissue source with an HLA haplotype that is compatible with the recipient may lead to limited utility of the product in a broad population; and

•	requirements to conduct additional trials and studies, and increased expenses associated with the services of the Company’s CROs and other third parties.

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

Even if our clinical trials are completed as planned, including our ALLSTAR clinical trial of CAP-1002, we cannot be certain that their results will support the claims of our product candidates. Positive results in pre-clinical testing and early clinical trials do not ensure that results from later clinical trials will also be positive, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. A number of companies in the pharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase III clinical trials, even after seeing promising results in earlier clinical trials.

Our clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs and/or BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials to date involve small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

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

We presently maintain our laboratories and research facilities in leased premises at CSMC. We presently manufacture our cells in an accredited GMP facility which is owned by and located within CSMC. Our intention is to manufacture cells at this facility for our ALLSTAR Phase II trial, our planned DYNAMIC trial, and for any clinical work involving CAP-1002 as a potential treatment for DMD. We also intend to utilize our premises at CSMC to develop and manufacture exosomes. If the lease is terminated or if CSMC revokes its permission to allow us to utilize the GMP facility, we would have to secure alternative facilities in which to operate our research and development activities and/or manufacture our products, which would involve a significant monetary investment and would negatively impact the progress of our clinical trials and regulatory approvals. In addition, we may have to build out our own manufacturing facility for any Phase III trial or establish a collaboration agreement with a third party.

We are required to obtain and maintain certain licenses in connection with our manufacturing facilities and activities. We have been issued a Manufacturing License and a Tissue Bank License from the State of California. There is no guarantee that any licenses issued to us will not be revoked or forfeited by operation of law or otherwise. If we were denied any required license or if any of our licenses were to be revoked or forfeited, we would suffer significant harm. Additionally, if a serious adverse event in any of our clinical trials was to occur during the period in which any required license was not in place, we could be exposed to additional liability if it were determined that the event was due to our fault and we had not secured the required license.

We obtain the donor hearts from which our CDCs are manufactured from organ procurement organizations, or OPOs. There is no guarantee that the OPOs which currently provide donor hearts to us will be able to continue to supply us with donor hearts in the future or that an alternative OPO will be available to us. If those OPOs or an alternative OPO is not able or willing to supply us with donor hearts, we would be unable to produce our CDCs and the development of our lead product candidate would be significantly impaired and possibly terminated. Additionally, OPOs are subject to regulations of various government agencies. There is no guarantee that laws and regulations pursuant to which our OPOs provide donor hearts will not change making it more difficult or even impossible for the OPOs to continue to supply us with the hearts we need to produce our product.

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

* As we continue with the development of Cenderitide or CU-NP, we will rely exclusively on third parties to formulate and manufacture these product candidates and provide us with the devices necessary to administer Cenderitide or CU-NP.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities for the production of Cenderitide or CU-NP. We lack the resources and expertise to formulate or manufacture our own product candidates. As we continue with the development of Cenderitide or CU-NP, we will have to contract with one or more manufacturers to manufacture, supply, store, and distribute drug supplies for our clinical trials. If either of these product candidates receives FDA approval, we will rely on one or more third-party contractors to manufacture supplies of our drug candidates. In addition, these product candidates may require the use of one or more medical devices for infusion into patients. We will have to contract with one or more device manufacturers to manufacture and supply the devices to be used in the dosing procedures. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We may be unable to identify manufacturers needed to manufacture our product candidates or the necessary devices on acceptable terms or at all, because the number of potential manufacturers is limited, and subsequent to approval of an NDA or BLA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products or the devices after receipt of FDA approval, if any.

•	Some of the raw materials needed to manufacture our product candidates are available from a very limited number of suppliers. Although we believe we have good relationships with these suppliers, we may have difficulty identifying alternative suppliers if our arrangements with our current suppliers are disrupted or terminated.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.

•	Our third-party manufacturers might be unable to manufacture or supply us with sufficient quantities of devices or acceptable materials necessary for the development or use of our product candidates.

•	Our product candidates may not perform well, or if at all, with the devices received from third-party manufacturers.

•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the materials or devices needed to manufacture or utilize our product candidates.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

We have licensed certain patent and other intellectual property rights that cover our CAP-1002, CAP-1001, and CSps product candidates from University of Rome, JHU and CSMC. We have also licensed certain patent and other intellectual property rights that cover exosomes from CSMC. Under the license agreements with University of Rome and JHU, those institutions prosecute and maintain their patents and patent applications in collaboration with us. We rely on these institutions to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by these institutions have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. Under the Amended CSMC License Agreement and the Exosomes License Agreement, we have assumed, in coordination with CSMC, responsibility for the prosecution and maintenance of all patents and patent applications. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would also be subject to the cooperation of the third parties.

We license certain patent and other intellectual property rights that cover our cenderitide and CU-NP product candidates from Mayo. In the past, we have relied on Mayo to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and, prior to the Amended Mayo License Agreement, we did not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that the activities conducted by Mayo have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. With the execution of the Amended Mayo License Agreement, we are responsible for the prosecution and maintenance of the Mayo patents and patent applications covered by our license, and the associated costs and expenses. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of the third parties.

In October 2014, we entered into a Transfer Agreement with Medtronic, Inc. or Medtronic, pursuant to which we received an assignment of patent rights that were owned or co-owned by Medtronic relating to natriuretic peptides. We have responsibility for the prosecution and maintenance of such patents and patent applications at our expense. We cannot be certain that the activities conducted by Medtronic prior to our acquisition of these patents and patent rights were conducted in compliance with applicable law and regulations, or will result in valid and enforceable patents. Our enforcement of certain of these assigned patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of third parties.

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

Commencing in 2009, we received several grants from the NIH to fund various projects, including Phase I of the ALLSTAR trial. In 2014, we received a grant from the NIH to fund the planned DYNAMIC trial. These awards are subject to annual and quarterly reporting requirements. If we fail to meet these requirements, the NIH could cease further funding.

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

* If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business. In addition, several of our employees and consultants render services on a part-time basis to us or to other companies.

All former employees of Nile were terminated upon consummation of the merger between Nile and Capricor. We do not currently have any employees who have experience in the development of natriuretic peptides. The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to the Company’s success. The Company may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical, and health care companies, universities, and non-profit research institutions for experienced scientists. Certain of the Company’s officers, directors, scientific advisors, and/or consultants or certain of the officers, directors, scientific advisors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other biopharmaceutical or biotechnology companies. The Company may not maintain “key man” insurance policies on any of its officers or employees. All of the Company’s employees will be employed “at will” and, therefore, each employee may leave the employment of the Company at any time. If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates, the Company’s business and results of operations could be adversely affected.

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

Risks Related to Our Common Stock

* We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. Our operating results may fluctuate from period to period for a number of reasons, and as a result our stock price may be subject to significant fluctuations. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	our financial condition, including our need for additional capital;

•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical endpoints;

•	announcements concerning clinical trials;

•	failure or delays in entering drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	developments in establishing new strategic alliances or with existing alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	issues with the supply or manufacturing of any devices or materials needed to manufacture or utilize our drug candidates;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	market acceptance of our drugs, when they enter the market;

•	third-party healthcare coverage and reimbursement policies;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	issuance of new or revised securities analysts’ reports or recommendations;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry.

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

The projections and forecasts that our management may provide from time to time (including, but not limited to, those relating to timing, progress and anticipated results of clinical development, regulatory processes, clinical trial timelines and any anticipated benefits of our product candidates) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this Quarterly Report on Form 10-Q should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such. Additionally, final data may differ significantly from preliminary data reported.

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

* Ownership of the Company’s common stock is highly concentrated, which may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Capricor’s former stockholders, many of whom are executive officers and directors continuing with the Company, together with their respective affiliates at the time of the merger between Capricor and Nile beneficially owned or controlled approximately 90% of the outstanding shares of the Company. Accordingly, stockholders, executive officers, directors and their affiliates, acting individually or as a group, will have substantial influence over the outcome of a corporate action of the Company requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in July 2009 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.2	Form of Warrant issued to Placement Agent in July 2009 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.3	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to, and included as part of, Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.5	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.6	Form of Warrant issued to Investors in June 2011 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

4.7	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2013 through September 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: November 13, 2014	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Anthony Bergmann
Anthony Bergmann
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in July 2009 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.2	Form of Warrant issued to Placement Agent in July 2009 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.3	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to, and included as part of, Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.5	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.6	Form of Warrant issued to Investors in June 2011 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

4.7	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2013 through September 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith

