Form 10-K
period 2014-12-31
CAPRICOR THERAPEUTICS, INC.
filed 2015-03-16
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

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

Title of Each Class: Common Stock, par value $0.001 per share

Name of Each Exchange on Which Registered:

The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

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

As of June 30, 2014: $13,677,814

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

As of March 13, 2015, there were 16,221,985 shares of the issuer’s common stock, par value $0.001 per share, issued and outstanding.

References to “the Company”, “Capricor Therapeutics”, “we”, “us” or “our” in this Annual Report on Form 10-K refer to Capricor Therapeutics, Inc., a Delaware corporation, and its subsidiaries, unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “potential,” “projects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements about the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates; expectation of or dates for commencement of clinical trials, investigational new drug filings, similar plans or projections; the regulatory approval of our drug candidates; our use of clinical research centers, third party manufacturers and other contractors; our ability to find collaborative partners for research, development and commercialization of potential products; our ability to manufacture products for clinical and commercial use; our ability to protect our patents and other intellectual property; our ability to market any of our products; our history of operating losses; our ability to compete against other companies and research institutions; the effect of potential strategic transactions on our business; acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates; our ability to attract and retain key personnel; the volatility of our stock price; and other risks and uncertainties detailed in the section of this Annual Report on Form 10-K entitled “Risk Factors”. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. Data obtained from such clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Readers are expressly advised to review and consider certain risk factors, which include risks associated with (1) our ability to successfully conduct clinical and pre-clinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital or to license our products on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to identify and obtain additional product candidates, (6) our ability to raise enough capital to fund our operations, (7) our ability to protect our intellectual property rights, and (8) our compliance with legal and regulatory requirements as a public company. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to announce publicly revisions to any of our forward-looking statements, whether resulting from new information, future events or otherwise.

The following discussion should be read together with our consolidated financial statements and related consolidated notes contained in this Annual Report on Form 10-K. Results for the year ended December 31, 2014 are not necessarily indicative of results that may be attained in the future.

Reverse Stock Split

On November 20, 2013, we effected a reverse split of our common stock, par value $0.001 per share, at a ratio of one-for-fifty. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in this Annual Report on Form 10-K have, where applicable, been adjusted retroactively to reflect this reverse stock split.

PART I

ITEM 1. BUSINESS

Capricor Therapeutics, Inc. is a development stage, biopharmaceutical company whose mission is to develop and commercialize regenerative medicine and large molecule products for the treatment of diseases, with a primary focus on cardiovascular diseases. We were originally incorporated in Delaware in August 2005 under the name Nile Pharmaceuticals, Inc. and we changed our name to Nile Therapeutics, Inc., or Nile Therapeutics, in January 2007. On September 17, 2007, we were acquired by SMI Products, Inc., or SMI, which was then a public shell company, in a reverse merger transaction whereby a wholly-owned subsidiary of SMI merged with and into Nile Therapeutics, with Nile Therapeutics remaining as the surviving corporation and a wholly-owned subsidiary of SMI. In accordance with the terms of the transaction, the stockholders of Nile Therapeutics exchanged all of their shares of Nile Therapeutics common stock for shares of SMI common stock, which immediately following the transaction represented approximately 95 percent of the issued and outstanding common stock of SMI. Upon completion of the merger, the sole officer and director of SMI resigned and was replaced by the officers and directors of Nile Therapeutics. Additionally, following the merger, Nile Therapeutics, or Old Nile, was merged into SMI, and SMI changed its name to Nile Therapeutics, Inc., or Nile, and adopted the business plan of Old Nile.

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

Our wholly-owned subsidiary, Capricor, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. First located in Baltimore, Maryland, adjacent to The Johns Hopkins University, or JHU, where Dr. Marbán was chief of cardiology, Capricor moved to Los Angeles, California in 2007 when Dr. Marbán was recruited to become Director of the Heart Institute at Cedars-Sinai Medical Center, or CSMC. Capricor’s labs and research facilities are located in space that Capricor leases from CSMC. Capricor also utilizes CSMC’s manufacturing facility in which to manufacture its CAP-1002 product candidate.

Our Strategy

Our strategy is to develop and commercialize regenerative medicine and large molecule products for the treatment of disease, with a primary focus on the treatment of cardiovascular diseases.  We have three ongoing clinical trials and one currently planned clinical trial aiming to treat cardiovascular diseases in various progressions of the disease state.

CAP-1002, a cardiosphere-derived cell product, is currently being tested in the ALLSTAR Phase II clinical study on patients who have suffered a recent myocardial infarction (heart attack), while the active DYNAMIC clinical study is testing CAP-1002 in patients who are in the advanced stages of heart failure. CAP-1002 is also being explored for use in connection with Duchenne Muscular Dystrophy cardiomyopathy. Cenderitide, a duel receptor natriuretic peptide agonist developed at the Mayo Clinic, is currently being tested in a Phase II clinical study which is evaluating the safety and dose response of Cenderitide administered to patients with chronic heart failure, including those patients with recent acute heart failure admission. Recently, exosomes were added to our portfolio of product candidates to expand our focus by exploring new therapies and indications.  These programs represent our core technology and products.

Background on Heart Disease, Heart Failure and Duchenne Muscular Dystrophy

Heart Disease

Heart disease is a general term for many specific diseases or conditions relating to the heart. In the United States, heart disease costs approximately $204 billion annually and causes one-third of all deaths each year, according to the American Heart Association. Treatment options for most types of heart disease typically include a life-long medication regimen. Other options include implanted devices such as coronary stents, pacemakers, and cardio-defibrillators, and for some patients, heart transplantation may be the only other option. The effectiveness of these interventions is limited. With an estimated 85.6 million American adults having some form of heart disease, according to the American Heart Association, the need for new, effective therapy is significant.

The most common form of heart disease is coronary heart disease, which is characterized by a buildup of plaque inside the coronary arteries, which supply blood to the heart. Plaque is made up of fat, cholesterol, calcium, and other substances found in the blood. The plaque can eventually burst, tear or rupture, creating a “snag” where a blood clot forms and blocks blood flow in the artery, depriving part of the heart of oxygen and nutrients. This leads to a myocardial infarction (MI), the medical term for heart attack. If the flow of blood is not restored within a few minutes heart muscle cells may die, causing permanent damage.

As the heart muscle begins to heal, a scar is formed that can impact normal heart function. Patients who suffer an MI often continue to experience degeneration or weakening of their heart muscle, which leads to heart failure and ultimately may shorten their lives.

According to the American Heart Association, coronary heart disease afflicts 15 million people in the U.S. and causes almost 50% of heart disease deaths in the United States. In 2010, coronary heart disease was responsible for 1.3 million hospital stays. In 2011, heart attacks and coronary heart disease were two of the 10 most expensive hospitalizations. Coronary heart disease is the primary cause of a heart attack or MI, which strikes nearly 735,000 Americans each year, often leading to repeated hospitalizations, a decrease in quality of life, and premature death. In fact, more than 7 million people in the U.S. have had a heart attack.

Capricor is evaluating CAP-1002 in the ALLSTAR Phase II clinical trial to determine its efficacy in reversing damage caused by heart attack.

Heart Failure & Dilated Cardiomyopathy

Heart failure, or HF, is a condition that exists when the heart cannot pump blood to the body as quickly as needed. The disease progresses over a long period of time and can make every day activities more difficult. Blood returning to the heart faster than the heart can eject it, congests the system behind it. Decreased blood flow to organs, such as the kidneys, causes the body to retain more fluid, which further complicates the problem. As a result, HF can often cause damage to the kidneys and other organs, which in turn can worsen the condition of the heart. Dilated cardiomyopathy is another common cause of heart failure and is primarily characterized by the enlargement and weakening of the heart’s left ventricle, its main pumping chamber. The left ventricle becomes enlarged, or dilated, and cannot pump blood to the body with as much force as a healthy heart. Conditions including coronary heart disease and heart attack, as well as viral infections, can cause dilated cardiomyopathy. While many people with dilated cardiomyopathy have minor or no symptoms, other people develop symptoms that may progress and worsen as heart function worsens.

HF is the fastest-growing clinical cardiac disease in the United States according to the American Heart Association, affecting over 5 million Americans. The number of U.S. adults with heart failure is expected to increase to approximately 8 million people by 2030. Capricor is evaluating CAP-1002 in the DYNAMIC Phase I clinical trial to assess the safety and feasibility of delivering CAP-1002 to advanced heart failure patients. Once safety is established, another study may be conducted to assess the efficacy in reversing damage caused by dilated cardiomyopathy.

Additionally, HF is the most frequent cause of hospital admission in the U.S. for patients older than 65 years, generating annual inpatient costs of more than $20 billion, according to the American Heart Association. Furthermore, HF is responsible for over 1 million hospitalizations annually in the U.S. alone. Among those patients who have been admitted, approximately 24% are re-hospitalized in one month and approximately 50% are re-hospitalized in six months.

Acute Decompensated Heart Failure, or ADHF, is an acute exacerbation of HF requiring unplanned office visits, emergency room visits or hospitalization. Treatment options sometimes include diuretics to relieve the symptoms of ADHF by helping to remove excess fluid from the body, which then helps to increase cardiac output. Despite aggressive therapies, one in three patients dies of the disease within a year of diagnosis, reflecting a substantial need for novel treatments.

Within 90 days following hospital admission for ADHF, which we refer to as the “post-acute” period, approximately 40% of patients with ADHF return to the hospital or die. To prevent a return to the hospital, post-acute patients need sustained heart and kidney function support to prevent a recurrence of their acute symptoms. While this post-acute indication is a novel indication in the HF space, we believe that post-acute patients represent one of the greatest areas of unmet need in the HF market. Cenderitide’s treatment goal and target indication is prevention of re-hospitalization in heart failure patients during the post-acute hospitalization period.

Duchenne Muscular Dystrophy

Duchenne Muscular Dystrophy (DMD) is a genetic disease in which patients lack a functional dystrophin protein, a protein critical for stabilizing muscle cell membranes. Patients experience progressive muscle weakness starting at an early age, loss of ambulation in the first decade of life, eventual respiratory and cardiac failure, and an abbreviated lifespan averaging less than three decades. Without a functional dystrophin protein, heart muscle cells are susceptible to damage and progressively die. This amplifying process triggers progressive scar tissue deposition and leads eventually to heart failure. Improvements in the treatment of respiratory muscle disease have elevated the almost inevitable cardiomyopathy to the leading cause of death in DMD patients. Nearly 20,000 boys are living with the disease in the United States alone and approximately 275,000 worldwide are affected. No specific therapies currently exist to treat DMD cardiomyopathy. The Company plans to pursue a clinical program for the treatment of DMD-associated cardiomyopathy using its lead product candidate, CAP-1002. We intend to submit an IND to the FDA in the first half of 2015 to conduct a clinical study in this indication.

CDC (Cardiosphere Derived Cell) Technology

The initial discovery by Dr. Marbán and his colleagues was that a novel progenitor cell type called a CDC, or cardiosphere derived cell, can be isolated from heart tissue after passing through a cardiosphere phase and expanded into doses that can be delivered directly to the patient. These cells come from the heart and are potentially well-suited to treat the heart. Capricor believes that CDCs have anti-fibrotic, anti-apoptotic and angiogenic functions that may reduce damage caused by myocardial ischemia and encourage blood vessel development in those areas of injury. This combination of properties may be able to treat other disease processes that cause the development of scar tissue. Capricor is evaluating the possibility of applying these cells or similar cells into other therapeutic areas. Capricor has exclusively licensed intellectual property for CDCs and Capricor’s other product candidate, cardiospheres, or CSps, from three academic institutions and also maintains its own intellectual property relating to these product candidates.

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

Natriuretic Peptide Technology

Cenderitide is a novel chimeric natriuretic peptide being considered for the treatment of heart failure patients. Specifically, Cenderitide is a dual receptor agonist acting on both the A and B receptors. Cenderitide was rationally designed by scientists at the Mayo Clinic’s cardio-renal research labs. Current therapies for acutely decompensated heart failure, or ADHF, including nesiritide, have been associated with favorable pharmacologic effects, but have also been associated with hypotension, which limit their utility outside the hospital setting. Cenderitide was designed to preserve the favorable effects of existing natriuretic peptide therapies while reducing or attenuating the hypotensive response and enhancing or preserving renal function. We believe that there may be a role for the use of Cenderitide in the outpatient treatment of heart failure.

In October 2011, we completed dosing of a 58 patient, open-label, placebo controlled Phase I clinical trial that was designed to understand the doses required to achieve pre-determined plasma levels of Cenderitide when delivered through a subcutaneous infusion pump. The target Cenderitide plasma levels were based on our previous Phase II clinical trials, in which Cenderitide was delivered through continuous intravenous infusion. The Phase II study enrolled patients in three parts. In Part A of the trial, 12 patients received two subcutaneous bolus injections of Cenderitide. In Part B of the trial, 34 patients received a 24-hour continuous subcutaneous infusion of either of two fixed doses of Cenderitide or placebo. In Part C of the trial, 12 patients received a 24-hour continuous subcutaneous infusion of either a weight-based dose of Cenderitide, or placebo. All infusions were delivered through subcutaneous pump technology of Medtronic, Inc. pursuant to the parties’ February 2011 collaboration agreement. In accordance with the terms of that agreement, Medtronic agreed to reimburse us for certain expenses of this Phase I study and provided the subcutaneous pumps used in the study.

The top line results from the Phase I trial are as follows:

•	The primary end-point was met – Cenderitide achieved target pharmacokinetic, or PK, levels when delivered through Medtronic’s subcutaneous pump technology;
•	24 hour subcutaneous delivery of Cenderitide through Medtronic’s pump technology was well-tolerated, with no injection site irritation;
•	Subcutaneously delivered Cenderitide has an acceptable bioavailability profile;
•	Cenderitide’s PK profile achieved steady-state when delivered through subcutaneous infusion; and
•	Weight-based dosing reduced PK variability, as compared to a fixed dosing regimen.

Since the merger with Nile, Capricor has decided to advance its Cenderitide development program in patients with HF. In October 2014, we entered into a Transfer Agreement with Medtronic pursuant to which we acquired certain intellectual property rights to patents and patent applications that were previously co-owned by Medtronic and Capricor. In addition, we acquired the rights to other patents and patent applications that were previously owned solely by Medtronic. In October 2014, we also entered into an Agreement for Investigator-Initiated Research Support with Insulet Corporation. Pursuant to the agreement with Insulet, Insulet supported Capricor’s research by engaging in certain product development, project management and design control activities, in addition to supplying the OmniPod® product being used in the current Cenderitide Phase II clinical study. In this trial, we are enrolling an estimated 14 patients with stable, chronic heart failure. Patients will receive up to eight consecutive days of Cenderitide through subcutaneous infusion using Insulet’s drug delivery system based on the OmniPod® technology. This trial will assess the safety and tolerability, pharmacokinetics profiles and pharmacodynamic response to increasing dose levels of open-label Cenderitide administered in a stepwise fashion. Cenderitide’s treatment goal and target indication is to provide a novel and effective therapeutic option for the outpatient treatment of heart failure, thereby addressing a critical unmet need and one of the largest potential markets in medicine. Cenderitide in the post-acute period has been granted Fast-Track designation by the FDA. If the safety criteria are met in this Phase II study, Capricor hopes to conduct further clinical studies to further assess the safety and efficacy of this product candidate.

Exosomes Technology

The exosomes technology is based upon pre-clinical research by Dr. Eduardo Marbán, and his colleagues at CSMC. As recently published research indicates, exosomes extracted from Capricor’s CDCs, prompted myocardial regeneration in pre-clinical models of ischemic heart disease. Further, exosomes were shown to induce various structural and functional changes within the heart. We believe that these findings demonstrate for the first time that exosomes derived from CDCs may possess regenerative capabilities and may serve as proof of principle for the potential of these CDC derived agents. We are hopeful that the unique properties of CDC-derived exosomes may allow us to develop novel cell-free therapeutics and expand our product portfolio. Though it is early in the development cycle, Capricor plans to explore development of the exosomes technology as a next generation regenerative medicine portfolio in a variety of cardiovascular and non-cardiovascular areas.

Our Product Candidates

We currently have six drug candidates in various stages of development:

•	CAP-1002: Capricor’s lead product candidate consists of allogeneic cardiosphere-derived cells, or CDCs. CAP-1002 is currently being tested in Capricor’s ALLSTAR Phase II clinical trial, which will determine if the cells can lead to reduction in scar size in patients who have had a heart attack. It is a dual cohort clinical trial that has two independently recruiting strata: the first are patients who have recently experienced a myocardial infarction, or MI (30-90 days post MI); the second are patients who have suffered an MI within one year (90 days to one-year post MI) to see if the cells can reduce the size of older, more established scar. In addition to measuring scar size, ALLSTAR will also look at a variety of clinical and quality of life endpoints. Phase I of the ALLSTAR trial was a 14 patient trial conducted at three sites to determine if allogeneic CDCs are safe for patients. Phase I of the trial was funded in large part by a grant received from the National Institutes of Health, or NIH. The primary endpoints focused on acute effects of cell delivery and potential immune consequences of allogeneic cell delivery. Patient enrollment was completed for the Phase I portion of the trial on October 11, 2013. Preliminary 12 month MRI data collected on the patients in the Phase I open-label dose-escalation study revealed that those patients who would be included in the Phase II clinical study by virtue of dose and tissue type compatibility exhibited measurable improvement in ejection fraction, a global measure of the heart's pumping ability. Ejection fraction improved by 5.2%. Additionally, there was a relative reduction in scar size of 20.7%. Measurements of viable mass and regional function also showed quantifiable improvement.

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

In December, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc., or Janssen. Under the agreement, Janssen has an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology.

Additionally, Capricor has been awarded a grant for approximately $3.0 million from the NIH to support further development of the CAP-1002 product. In June 2014, we received approval from the NIH to use the funds from the grant for the Phase I portion of the DYNAMIC (dilated cardiomyopathy intervention with allogeneic myocardially-regenerative cells) trial, which is being sponsored by Capricor. The Phase I portion of the DYNAMIC trial is using CAP-1002 to treat patients with advanced heart failure utilizing triple-vessel intracoronary infusion. We initiated enrollment of this Phase I trial in December 2014.

Furthermore, in October 2014, we announced plans to pursue a clinical program utilizing CAP-1002 as a potential treatment for Duchenne Muscular Dystrophy, or DMD. The planned clinical program will aim to treat cardiac dysfunction associated with the disease. We are planning to seek an investigational new drug, or IND, application, based, in part, on pre-clinical data findings from the laboratory of Dr. Eduardo Marbán. If an IND is received, we are planning to initiate a clinical trial in 2015.

•	Cenderitide (CD-NP): Cenderitide belongs to a class of drugs called natriuretic peptides. Preclinical and clinical data have shown that the natriuretic peptide class can act on multiple disease processes that play a role in negative outcomes associated with heart failure. Cenderitide’s treatment goal and target indication is to provide a novel and effective therapeutic option for the outpatient treatment of heart failure, thereby addressing a critical unmet need. Cenderitide is being designed as an outpatient therapy to be delivered continuously using a validated subcutaneous infusion pump for up to 90 days (the “post-acute” period) following an acute heart failure hospital admission, as well as for other potential indications. Cenderitide was designed by scientists at the Mayo Clinic to be the only dual natriuretic peptide receptor agonist. Cenderitide is currently being tested in a Phase II clinical study which began enrolling patients in January 2015. We entered into an Investigator-Initiated Research Support Agreement with Insulet Corporation. Pursuant to the agreement with Insulet, Insulet agreed to support our research by engaging in certain product development, project management and design control activities in addition to product supply for the Cenderitide clinical trial. We are utilizing the Insulet drug delivery system based on the OmniPod® technology. The present trial is enrolling an estimated 14 patients with stable, chronic heart failure. Patients will receive up to eight consecutive days of Cenderitide through subcutaneous infusion using Insulet’s drug delivery system technology. This study will assess the safety and tolerability, pharmacokinetics profiles and pharmacodynamic response to increasing dose levels of open-label Cenderitide administered in a stepwise fashion. If the safety criteria are met in this Phase II study, Capricor hopes to conduct additional clinical studies to further assess the safety and efficacy of this product candidate.

•	Exosomes: Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. Exosomes act as a transport vehicle out of the cell for microRNA, other fragments of genetic material and proteins that act as messengers between cells, ultimately providing regulatory function for many cell processes, including inflammation, angiogenesis, programmed cell death (apoptosis) and scarring. Pre-clinical research has shown that exogenous exosomes can be used as therapeutic agents aimed to direct or, in some cases, re-direct cellular activities. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them a class of exciting and novel therapeutic agents. We are currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess.

•	CAP-1001: CAP-1001 consists of autologous CDCs. This product was used in the Phase I CADUCEUS clinical trial, which was sponsored and conducted by CSMC in collaboration with JHU. In that study, 25 patients were enrolled, 17 of which received autologous CDCs. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The 8 patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. The data from CADUCEUS, using autologous CDCs, suggests that the cells are effective in reducing scar within several months of a heart attack. The ALLSTAR trial is designed to validate the results of CADUCEUS using an allogeneic product while also looking for potential efficacy in patients between 90 days and one year post MI with a more chronic scar, a patient population that CADUCEUS was not designed to study.

•	CU-NP: CU-NP is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. We are currently evaluating whether we will proceed with clinical development of this product.

•	CSps: CSps are multicellular clusters called cardiospheres, a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While Capricor considers the CSps an important product, at present there is no plan for a clinical trial for CSps.

The following table summarizes our product development programs:

Product	Indications	Commercial Rights	Ongoing Studies / Status
CAP-1002	Cardiovascular	Capricor	ALLSTAR Phase II is currently open for enrollment. DYNAMIC Phase I is currently open for enrollment. Clinical trial for DMD planned to commence in 2015 if IND is received.
Cenderitide	Cardiovascular	Capricor Therapeutics	Phase II study is currently open for enrollment. Completed single-blind, placebo-controlled Phase I study of Cenderitide in October 2011.

CAP-1001	Cardiovascular	Capricor	CSMC and JHU sponsored Phase I CADUCEUS trial has been completed. Funded by the NHLBI Specialized Centers for Cell-based Therapy.

Exosomes	Cardiovascular and non-cardiovascular	Capricor	Preclinical.

CU-NP	Cardiovascular	Capricor Therapeutics	Preclinical.

CSps	Cardiovascular	Capricor	Preclinical.

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

Capricor’s Technology - CAP-1002, CAP-1001, CSps and Exosomes

Capricor entered into exclusive license agreements for intellectual property rights related to cardiac-derived cells with Università Degli Studi Di Roma at la Sapienza (the “University of Rome”), The Johns Hopkins University (“JHU”) and CSMC. In addition, Capricor has filed patent applications related to enhancements or validation of the technology developed by its own scientists.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. As of December 31, 2014, $100,000 has been accrued due to the fact that Phase I of the ALLSTAR study enrollment had been completed.

The JHU License Agreement will, unless sooner terminated, continue in effect in each applicable country until the date of expiration of the last to expire patent within the patent rights, or, if no patents are issued, then for twenty years from the effective date. Under the terms of the JHU License Agreement, either party may terminate the agreement should the other party become insolvent or file a petition in bankruptcy, or fail to cure a material breach within 30 days after notice. In addition, we may terminate for any reason upon 60 days’ written notice.

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

Pursuant to the CSMC License Agreement, CSMC was paid a license fee and we were obligated to reimburse CSMC for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor is required to meet certain spending and development milestones. The annual spending requirements range from $350,000 to $800,000 each year between 2010 and 2017 (with the exception of 2014, for which there is no annual spending requirement). Pursuant to the Amended CSMC License Agreement, Capricor remains obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a low double-digit percentage of the consideration received from any sublicenses or other grant of rights. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to obtain a license from a third party for patent rights in connection with the royalty-bearing product. In 2010, Capricor discontinued its research under some of the patents.

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

On February 27, 2015, Capricor and CSMC entered into a First Amendment to Exclusive License Agreement, thereby amending the Exosomes License Agreement (the “Exosomes License Amendment”).  Under the Exosomes License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes four additional patent applications; (ii) Capricor is required to pay CSMC an upfront fee of $20,000; (iii) Capricor is required to reimburse CSMC approximately $34,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iv) Capricor is required to pay CSMC certain defined product development milestone payments upon reaching certain phases of its clinical studies and upon receiving product approval from the FDA.  The product development milestones range from $15,000 upon the dosing of the first patient in a Phase I clinical trial of a product to $75,000 upon receipt of FDA approval of a product.  The maximum aggregate amount of milestone payments payable under the Exosomes License Agreement, as amended, is $190,000.

As noted in this Annual Report, Capricor is party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 6 – “Commitments and Contingencies”). Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute and the Co-Founder of Capricor and Scientific Advisory Board Chairman of Capricor.

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

Company’s Technology – Cenderitide and CU-NP

The Company has entered into an exclusive license agreement for intellectual property rights related to natriuretic peptides with the Mayo Foundation for Medical Education and Research (“Mayo”), a Clinical Trial Funding Agreement with Medtronic, Inc. (“Medtronic”), and a Transfer Agreement with Medtronic all of which also includes certain intellectual property licensing provisions.

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

Pursuant to its terms, the agreement expired in February 2012, following the completion of the Phase I clinical trial and the delivery of data and reports related to such study. Although the Medtronic agreement expired, there are certain provisions that survive the expiration of the agreement, including the obligation to pay royalties on products that might be covered by the Joint Intellectual Property. The Company and Medtronic have subsequently entered into a Transfer Agreement, described below.

Medtronic Transfer Agreement

On October 8, 2014, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with Medtronic to acquire patent rights relating to the formulation and pump delivery of natriuretic peptides. Pursuant to the Transfer Agreement, Medtronic has assigned to the Company all of its right, title and interest in all natriuretic peptide patents and patent applications previously owned by Medtronic or co-owned by Medtronic and the Company (“Natriuretic Peptide Patents”). Under the Transfer Agreement, the Company received all rights to the Natriuretic Peptide Patents, including the right to grant licenses and to make assignments without approval from Medtronic.

The Transfer Agreement became effective on October 8, 2014 and will expire simultaneously at the expiration of the last to expire of the valid claims. Both parties have the right to terminate the Transfer Agreement upon 30 days written notice to the other party in the event of a default which has not been cured within such 30-day period. In addition, Medtronic has the right to terminate the Transfer Agreement and to have the rights to the Natriuretic Peptide Patents reassigned to it by the Company if either the Company, an affiliate, or a non-party licensee fails to commence a clinical trial of a CD-NP product within 18 months from the effective date.

In the event of a termination of the Transfer Agreement, (i) the Natriuretic Peptide Patents which were not owned or co-owned by the Company prior to the effective date of the Transfer Agreement shall be assigned back to Medtronic; (ii) the Company’s rights in the Natriuretic Peptide Patents that were co-owned by Capricor pursuant to the Clinical Trial Funding Agreement will remain with the Company, subject to the surviving terms and provisions thereof; and (iii) the Company shall assign back to Medtronic those rights that were co-owned by Medtronic pursuant to the Clinical Trial Funding Agreement.

Pursuant to the Transfer Agreement, Medtronic was paid an upfront payment of $100,000, and the Company is obligated to pay Medtronic a mid-single-digit royalty on net sales of products, a low double-digit percentage of any consideration received from any sublicenses or other grant of rights, and a mid-double-digit percentage of any monetary awards or settlements received by the Company as a result of enforcement of the Natriuretic Peptide Patents against a non-party entity, less the costs and attorney’s fees incurred to enforce the Natriuretic Peptide Patents. In addition, there are additional payments that may become due from the Company upon the achievement of certain defined milestones, which payments, in the aggregate, total up to $7.0 million.

The foregoing description is a summary of the material terms of the Agreement, does not purport to be complete, and is qualified in its entirety by reference to the text of the Transfer Agreement.

Manufacturing

Capricor presently maintains its laboratory and research facilities in leased premises located at CSMC (the “CSMC Lease”). Additionally, Capricor presently manufactures its cells in a facility which is owned by and located within CSMC and in which we follow current Good Manufacturing Practices, or GMP. It is Capricor’s intention is to manufacture cells at this facility for its currently active ALLSTAR Phase II study, its active DYNAMIC Phase I study and its planned DMD study. If the CSMC Lease is terminated or if CSMC revokes its permission to allow Capricor to utilize the GMP facility, Capricor would have to secure alternative facilities in which to operate its research and development activities and/or manufacture its products, which would involve a significant monetary investment and would negatively impact the progress of our clinical trials and regulatory approvals. In addition, we would have to build out our own manufacturing facility for any Phase III trial or establish a collaboration agreement with a third party.

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

CAP-1002:

The process for manufacturing CAP-1002 differs very little from the CAP-1001 process, except that it can be executed at a significantly larger scale. This is because the starting material is from an entire heart taken from a donor, and collected from an organ procurement organization (OPO), rather than a small biopsy taken from the patient. After expanding, processing, release testing and quality review, the CAP-1002 product becomes available for administration to patients. CAP-1002 is cryo-preserved, enabling us to produce large lots that can be frozen and then administered to patients as needed. We believe that the allogeneic nature of CAP-1002 enables us to potentially create a commercially scalable stem cell product.

Cenderitide and CU-NP:

We do not currently manufacture Cenderitide or CU-NP in-house, nor do we have the capacity to do so. Accordingly, we have established relationships with third-party manufacturers and other service providers to perform these services for us. We have historically relied on individual proposals and purchase orders to meet our needs and have typically relied on terms and conditions proposed by the third party or us to govern our rights and obligations under each order (including provisions with respect to intellectual property, if any). We do not have any material long-term agreements or commitments that are currently in place.

Research and Development

Capricor’s research and development program has been funded in large part through Federal grants totaling approximately $7.0 million. In addition, Capricor has been granted a loan award in the approximate amount of $19.8 million from the California Institute for Regenerative Medicine, or CIRM, to fund Phase II of the ALLSTAR trial. Our research and development efforts to date have led to the development of four product candidates which have reached various stages of pre-clinical and clinical development: autologous CDCs, allogeneic CDCs, Cenderitide and exosomes. Ongoing research focuses on in-depth product characterization, expanded use of current products, development of next generation products and identification of new technologies. Capricor aims to create a pipeline of regenerative medicine products potentially capable of improving the healing capacity of injured tissue. Capricor’s research continues to explore the growth factors and cytokines that have been shown to reduce both infarct (scar) size and promote regeneration of heart muscle or other tissues injured by ischemia. Our research is also exploring the use of natriuretic peptides for the treatment of patients with post-acute heart failure. Capricor spent approximately $7.8 million and $5.2 million on research and development activities for the years ended December 31, 2014 and 2013, respectively.

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

Government Regulation

The research, development, testing, manufacturing, labeling, promotion, advertising, distribution and marketing, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the Food and Drug Administration, or FDA, regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve a pending new drug application, or NDA, or a pending biologics license application, or BLA, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

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

Pharmaceutical products such as ours may not be commercially marketed without prior approval from the FDA and comparable regulatory agencies in other countries. In the United States, the process for obtaining FDA approval typically includes pre-clinical studies, the filing of an investigational new drug, or IND, application, human clinical trials and filing and approval of either an NDA, for chemical pharmaceutical products, or a BLA for biological pharmaceutical products. The results of pre-clinical testing, which include laboratory evaluation of product chemistry and formulation, animal studies to assess the potential safety and efficacy of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for patients in clinical trials must also be submitted to an independent Institutional Review Board, or IRB, for approval covering each institution at which the clinical trial will be conducted. Once a sponsor submits an IND, the sponsor must wait 30 calendar days before initiating any clinical trials. If the FDA has comments or questions within this 30-day period, the issue(s) must be resolved to the satisfaction of the FDA before clinical trials can begin. In addition, the FDA, an IRB or Capricor may impose a clinical hold on ongoing clinical trials due to safety concerns. If the FDA imposes a clinical hold, clinical trials can only proceed under terms authorized by the FDA. Our non-clinical and clinical studies must conform to the FDA’s Good Laboratory Practice, or GLP, and Good Clinical Practice, or GCP, requirements, respectively, which are designed to ensure the quality and integrity of submitted data and protect the rights and well-being of study patients. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the NIH.

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

Capricor presently manufactures its cells in a facility which is owned by and located within CSMC and in which we follow GMP practices. Capricor’s intention is to manufacture cells at this facility for its Phase II trials. If CSMC were to revoke its permission to allow Capricor to utilize the GMP facility, Capricor would have to secure alternative facilities in which to operate its research and development activities and/or manufacture its products which would involve a significant monetary investment and would negatively impact the progress of Capricor’s clinical trials and regulatory approvals. In addition, Capricor would have to build out its own manufacturing facility for the Phase III trial or establish a collaboration agreement with a third party.

As we proceed with the development of Cenderitide or possibly, CU-NP, we intend to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal of the product from the market.

Corporate Information

Our corporate headquarters are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our internet address is www.capricor.com. The information on, or accessible through, our website is not part of this Annual Report on Form 10-K.

Employees

Currently, we have 28 full-time employees and four part-time employees, although several of our full-time employees also perform part-time services for CSMC, including our Chief Executive Officer, Dr. Linda Marbán, who provides services on a part-time basis to CSMC. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We have also retained several consultants to serve in various operational and administrative positions.

All former employees of Nile were terminated upon consummation of the merger between Nile and Capricor. The employees of Capricor, Inc. which is now a wholly-owned subsidiary of the Company, are continuing their employment relationship with Capricor. Certain officers of Capricor, Inc. are also serving as officers of the Company.

Description of Property

We do not own any real property. Our principal offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Under the terms of a two-year lease (the “Bubble Lease”) which expires on June 30, 2015, the base rent for the first 12-month period was $16,620 per month, and the base rent for the second 12-month period will be $17,285. On March 3, 2015, Capricor executed a Second Amendment to Lease with The Bubble Real Estate Company, LLC, pursuant to which additional space was added to the Bubble Lease and we exercised our option to extend the term of the Bubble Lease through June 30, 2016.  Under the terms of the amendment to the Bubble Lease, commencing February 2, 2015, the base rent increases to $17,957 for one month.  Commencing on March 2, 2015, the base rent increases to $21,420 per month for the following four month period and commencing July 1, 2015, the base rent shall increase to $22,111 per month.

Capricor currently leases two research laboratories from CSMC under the terms of a three-year lease which expires on June 1, 2017. The rent expense for the first six-month period was approximately $15,461 per month. Commencing with the seventh month of the lease term, the rent expense increased to approximately $19,350 per month. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index.

With permission from CSMC, Capricor presently manufactures its cells in a facility which is owned by and located within CSMC and in which we follow GMP practices. Our laboratories and manufacturing facility are located at 8700 Beverly Blvd., Los Angeles, California 90048. As our operations expand, we expect our space requirements and related expenses to increase.

Legal Proceedings

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us.

ITEM 1A. RISK FACTORS

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this Annual Report on Form 10-K, before making an investment decision regarding our common stock. If any of the events or circumstances described in these risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below are not the only ones that we face.

Risks Relating to Our Business

We need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may not have the capital required to otherwise operate our business.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As of December 31, 2014, we had cash and cash resources totaling approximately $8.0 million, plus approximately $3.0 million restricted cash in loans for our ALLSTAR clinical trial. We have not generated any product revenues, and will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates.

From inception, we have financed our operations through public and private sales of our equity and debt securities, National Institutes of Health, or NIH, grants, and a CIRM loan award. In December 2013 we also entered into a collaboration agreement with Janssen Biotech, Inc., or Janssen, which provides for funding for the collaboration of our cell therapy program for cardiovascular applications, including CAP-1002. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue to develop Cenderitide and potentially initiate clinical development of CU-NP. Our research and development expenses will also increase as we further the development of our exosomes program and conduct additional studies with CAP-1002, such as an additional clinical trial for the DYNAMIC study and the potential study of DMD. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies beyond those that we currently anticipate, which may also delay the timing of any potential product approval. Other than our cash on hand, we currently have no commitments or arrangements for any additional financing to fund the research and development of Cenderitide, CU-NP, exosomes or CAP-1002 for DMD or any further DYNAMIC studies. We commenced a new clinical trial testing our Cenderitide product candidate in January 2015 and commenced our DYNAMIC Phase I clinical trial in December 2014.

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

Our forecasts regarding our beliefs of the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, cost and results of our research and development activities, especially our Phase II clinical trial of CAP-1002, our DYNAMIC trial, our Cenderitide trial, our planned exosomes program and our planned development of CAP-1002 as a potential treatment of DMD;

•	the continued availability of funding from NIH and CIRM;

•	the costs of developing adequate manufacturing processes and facilities;

•	the costs and timing of regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;

•	the cost and timing of completion of clinical and commercial-scale outsourced manufacturing activities; and

•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

We have a history of net losses, and we expect losses to continue for the foreseeable future. In addition, a number of factors may cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We have a history of net losses, expect to continue to incur substantial and increasing net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to -quarter and year-to -year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report on Form 10-K.

•	our need for substantial additional capital to fund our development programs;

•	delays in the commencement, enrollment, and timing of clinical testing;

•	the success of the ALLSTAR, DYNAMIC and Cenderitide clinical trials through all stages of clinical development;

•	the success of clinical trials of our CU-NP product candidate through all stages of clinical development, if commenced;

•	the viability of exosomes as a potential product candidate and the success of all stages of its pre-clinical and clinical development;

•	the viability of CAP-1002 as a potential product candidate for the treatment of DMD and the success of all stages of its pre-clinical and clinical development;

•	any delays in regulatory review and approval of our product candidates in clinical development;

•	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;

•	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	market acceptance of our product candidates;

•	our ability to establish an effective sales and marketing infrastructure once our products are commercialized;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	competition from existing products or new products that may emerge;

•	guidelines and recommendations of therapies published by various organizations;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	our ability to maintain adequate insurance policies;

•	our ability to successfully manufacture our product candidates on a timely basis;
•	our dependency on third parties to formulate and manufacture our product candidates;

•	our ability to maintain our current manufacturing facility and secure other facilities as determined to be necessary;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to seek regulatory approvals for our product candidates;

•	our ability to implement additional internal systems and infrastructure;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	the ability of our senior management who have limited experience in managing a public company to manage our business and operations.

The Company’s technology is not yet proven and each of our product candidates is in an early stage of development.

Each of the Company’s six product candidates, CAP-1002, CAP-1001, cardiospheres, exosomes, Cenderitide and CU-NP, is in an early stage of development and requires extensive clinical testing before it may be approved by the FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The effectiveness of the Company’s technology has not been definitively proven in completed human clinical trials or preclinical studies. The Company’s failure to establish the efficacy of its technology would have a material adverse effect on the Company. We cannot predict with any certainty the results of such clinical testing, including the results of our ALLSTAR trial, our DYNAMIC trial, or our Cenderitide trial. We cannot predict with any certainty if, or when, we might commence any clinical trials of our product candidates other than the ALLSTAR trial, the DYNAMIC trial and the Cenderitide trial or whether such trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agency.

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

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. A clinical trial may be suspended or terminated by the Company, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates, may be required to withdraw from a clinical trial as a result of changing standards of care, or may become ineligible to participate in clinical studies. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

•	findings in preclinical studies;

•	reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining regulatory approval to commence a clinical trial;

•	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;

•	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including size of patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;

•	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;

•	complying with design protocols of any applicable special protocol assessment we receive from the FDA;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial;

•	collecting, analyzing and reporting final data from the clinical trials;

•	breaches in quality of manufacturing runs that compromise all or some of the doses made, positive results in FDA-required viral testing; karyotypic abnormalities in our cell product, or contamination in our manufacturing facilities, all of which events would necessitate disposal of all cells made from that source;

•	availability of materials provided by third parties necessary to manufacture our product candidates;

•	availability of adequate amounts of acceptable tissue for preparation of master cell banks for our products;

•	our inability to find a tissue source with an HLA haplotype that is compatible with the recipient may lead to limited utility of the product in a broad population; and

•	requirements to conduct additional trials and studies, and increased expenses associated with the services of the Company’s CROs and other third parties.

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

A potential risk of an allogeneic therapy such as that being tested by the Company with CAP-1002 is that patients might develop an immune response to the cells being infused. Such an immune response may induce adverse clinical effects which would impact the safety of the Company’s products and the success of our trials. Additionally, if research subjects have pre-existing antibodies or other immune sensitization to our cells, there is a potentiality that our cells and the therapy would be rendered ineffective.

Our business faces significant government regulation, and there is no guarantee that our product candidates will receive regulatory approval.

Our research and development activities, preclinical studies, anticipated human clinical trials, and anticipated manufacturing and marketing of our potential products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, as well as by regulatory authorities in other countries. In the United States, our product candidates are subject to regulation as biological products or as combination biological products/medical devices under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other statutes, as outlined in the Code of Federal Regulations. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. These regulations can be subject to substantial and significant interpretation, addition, amendment or revision by the FDA and by the legislative process. The FDA may determine that we will need to undertake clinical trials beyond those currently planned. Furthermore, the FDA may determine that results of clinical trials do not support approval for the product. Similar determinations may be encountered in foreign countries. The FDA will continue to monitor products in the market after approval, if any, and may determine to withdraw its approval or otherwise seriously affect the marketing efforts for any such product. The same possibilities exist for trials to be conducted outside of the United States that are subject to regulations established by local authorities and local law. Any such determinations would delay or deny the introduction of our product candidates to the market and have a material adverse effect on our business, financial condition, and results of operations.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, other federal agencies and corresponding state agencies to ensure strict compliance with Good Manufacturing Practices or GMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards. Other risks include:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;

•	regulatory authorities may withdraw their approval of the product or require us to take our approved products off the market;

•	we may be required to change the way the product is manufactured or administered and we may be required to conduct additional clinical trials or change the labeling of our products;

•	we may have limitations on how we promote our products; and

•	we may be subject to litigation or product liability claims.

Even if our product candidates receive regulatory approval in the United States, we may never receive approval or commercialize our product candidates outside of the United States. In order to market and commercialize any product candidate outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. For example, European regulatory authorities generally require a trial comparing the efficacy of the new drug to an existing drug prior or subsequent to granting approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. Such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

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

We presently maintain our laboratories and research facilities in leased premises at Cedars-Sinai Medical Center, or CSMC. We presently manufacture our cells in a facility which is owned by and located within CSMC and in which we follow GMP practices. Our intention is to manufacture cells at this facility for our ALLSTAR Phase II trial, our planned DYNAMIC trial, and for any clinical work involving CAP-1002 as a potential treatment for DMD. We also intend to utilize our premises at CSMC to develop and manufacture exosomes. If the lease is terminated or if CSMC revokes its permission to allow us to utilize the manufacturing facility, we would have to secure alternative facilities in which to operate our research and development activities and/or manufacture our products, which would involve a significant monetary investment and would negatively impact the progress of our clinical trials and regulatory approvals. In addition, we may have to build out our own manufacturing facility for any Phase III trial or establish a collaboration agreement with a third party.

We are required to obtain and maintain certain licenses in connection with our manufacturing facilities and activities. We have been issued a Manufacturing License and a Tissue Bank License from the State of California. There is no guarantee that any licenses issued to us will not be revoked or forfeited by operation of law or otherwise. If we were denied any required license or if any of our licenses were to be revoked or forfeited, we would suffer significant harm. Additionally, if a serious adverse event in any of our clinical trials was to occur during the period in which any required license was not in place, we could be exposed to additional liability if it were determined that the event was due to our fault and we had not secured the required license. Other states may impose additional licensing requirements upon us which, until obtained, would limit our ability to conduct our trials in such states.

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

As we continue with the development of Cenderitide or CU-NP, we will rely exclusively on third parties to formulate and manufacture these product candidates and provide us with the devices and other products necessary to administer Cenderitide or CU-NP.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities for the production of Cenderitide or CU-NP. We lack the resources and expertise to formulate or manufacture our own product candidates. As we continue with our clinical trial of Cenderitide or the possible development of CU-NP, we will have to contract with one or more manufacturers to manufacture, supply, store, and distribute drug supplies for our clinical trials. If either of these product candidates receives FDA approval, we will rely on one or more third-party contractors to manufacture supplies of our drug candidates. In addition, these product candidates may require the use of one or more medical devices for infusion into patients. We have contracted with Insulet Corporation to supply us with its OmniPod® pumps to utilize with Cenderitide for our current trial. We will have to enter into additional contracts with one or more device manufacturers to manufacture and supply the devices to be used in the dosing procedures for any future trials of Cenderitide or CU-NP. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Our success will depend in large part on our ability to obtain, maintain, and defend patents on our products, obtain licenses to use third party technologies, protect our trade secrets and operate without infringing the proprietary rights of others. Legal standards regarding the scope of claims and validity of biotechnology patents are uncertain and evolving. There can be no assurance that our pending, licensed-in or owned patent applications will be approved, or that challenges will not be instituted against the validity or enforceability of any patent licensed-in or owned by us. Additionally, we have entered into various confidentiality agreements with employees and third parties. There is no assurance that such agreements will be honored by such parties or enforced in whole or part by the courts. The cost of litigation to uphold the validity and prevent infringement of a patent is substantial. Furthermore, there can be no assurance that others will not independently develop substantially equivalent technologies not covered by patents to which we own rights or obtain access to our know-how. In addition, the laws of certain countries may not adequately protect our intellectual property. Our competitors may possess or obtain patents on products or processes that are necessary or useful to the development, use, or manufacture of our products. There can also be no assurance that our proposed technology will not infringe patents or proprietary rights owned by others, with the result that others may bring infringement claims against us and require us to license such proprietary rights, which may not be available on commercially reasonable terms, if at all. Any such litigation, if instituted, could have a material adverse effect, potentially including monetary penalties, diversion of management resources, and injunction against continued manufacture, use, or sale of certain products or processes.

Some of our technology has resulted, and will result, from research funded by agencies of the United States government and the State of California. As a result of such funding, the United States government and the State of California have certain rights in the technology developed with the funding. These rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, under certain conditions, the government has the right to require us to grant third parties licenses to such technology. The licenses by which we have obtained some of our intellectual property are subject to the rights of the funding agencies. We also rely upon non-patented proprietary know-how. There can be no assurance that we can adequately protect our rights in such non-patented proprietary know-how, or that others will not independently develop substantially equivalent proprietary information or techniques or gain access to our proprietary know-how. Any of the foregoing events could have a material adverse effect on us. In addition, if any of our trade secrets, know-how or other proprietary information were to be disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

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

We also license certain patent and other intellectual property rights that cover our Cenderitide and CU-NP product candidates from Mayo. In the past, we have relied on Mayo to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and, prior to the Amended Mayo License Agreement, we did not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that the activities conducted by Mayo have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. With the execution of the Amended Mayo License Agreement, we are responsible for the prosecution and maintenance of the Mayo patents and patent applications covered by our license, and the associated costs and expenses. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of the third parties.

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

On February 5, 2013, we entered into a Loan Agreement with CIRM, pursuant to which CIRM has agreed to disburse $19,782,136 to us over a period of approximately three and one-half years to support Phase II of our ALLSTAR clinical trial. Under the Loan Agreement, we are required to repay the CIRM loan with interest at maturity. The loan also provides for the payment of a risk premium whereby we are required to pay CIRM a premium up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years from the original issuance at our option if certain conditions are met. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not satisfied. The timing of the distribution of funds pursuant to the Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the State Treasury, as determined by CIRM in its sole discretion. So long as we are not in default, the loan may be forgiven during the term of the project period if we abandon the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may be forgiven if we elect to abandon the project under certain circumstances. Under the Loan Agreement, we are also required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that we have funds available sufficient to fund all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. We are also required to meet certain progress milestones specified in the Notice of Loan Award. There is no assurance that we will meet our milestones under the Loan Agreement or that CIRM will not discontinue the disbursement of funds.

If we enter into strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

If we do not establish strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and adversely impact our ability to commercialize any future products or product candidates. If we enter into any strategic partnerships with pharmaceutical, biotechnology or other life science companies, we will be subject to a number of risks, including:

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

There is a risk that Janssen may not exercise its option for an exclusive license.

The Company has entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc. There is no guarantee that Janssen will exercise its option for an exclusive license and enter into an agreement with the Company. If Janssen declines to exercise the option it could have a material adverse effect on the business, financial condition, or results of operations of the Company.

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

Because of the specialized nature of our technology, we are dependent upon existing key personnel and on our ability to attract and retain qualified executive officers and scientific personnel for research, clinical studies, and development activities conducted or sponsored by us. There is intense competition for qualified personnel in our fields of research and development, and there can be no assurance that we will be able to continue to attract additional qualified personnel necessary for the development and commercialization of our product candidates or retain our current personnel. Dr. Linda Marbán, our Chief Executive Officer and employee, also provides services on a part-time basis to CSMC as do several other of our employees and Dr. Frank Litvack is only a part-time consultant to the Company and provides services to other non-competing enterprises. These individuals’ multiple responsibilities on behalf of the Company and other entities could cause the Company harm in that such employees are unable to devote their full-time and attention to the Company.

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

Our research and development activities involve the controlled use of hazardous materials, chemicals, human blood and tissue, animal blood and blood products, animal tissue, biological waste, and various radioactive compounds. The risk of accidental contamination or injury from these materials cannot be completely eliminated. The failure to comply with current or future regulations could result in the imposition of substantial fines against the Company, suspension of production, alteration of our manufacturing processes, or cessation of operations.

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

Market and economic conditions may adversely affect our industry, business and ability to obtain financing.

Recent global market and economic conditions have been unpredictable and challenging. These conditions and any adverse impact on the financial markets may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet our liquidity needs.

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

The projections and forecasts that our management may provide from time to time (including, but not limited to, those relating to timing, progress and anticipated results of clinical development, regulatory processes, clinical trial timelines and any anticipated benefits of our product candidates) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this Annual Report on Form 10-K should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such. Additionally, final data may differ significantly from preliminary data reported.

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

The former stockholders of Capricor, Inc., now a wholly-owned subsidiary of the Company, many of whom are executive officers and directors of the Company, together with their respective affiliates, beneficially own or control a substantial majority of the outstanding shares of the Company. Accordingly, the stockholders, acting individually or as a group, will have substantial influence over the outcome of a corporate action of the Company requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

The Company’s ability to utilize Nile’s net operating loss and tax credit carryforwards in the future is subject to substantial limitations and may be further limited as a result of the merger with Capricor.

Federal and state income tax laws impose restrictions on the utilization of net operating loss, or NOL, and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryforwards) have increased their aggregate ownership of stock in such corporation by more than 50 percentage points during any three-year period. If an “ownership change” occurs, Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOLs of the loss corporation experiencing the ownership change. The annual limitation is calculated by multiplying the loss corporation’s value immediately before the ownership change by the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. Section 383 of the Code also imposes a limitation on the amount of tax liability in any post-ownership change year that can be reduced by the loss corporation’s pre-ownership change tax credit carryforwards.

It is expected that the merger between Nile and Capricor resulted in an “ownership change” of Nile. In addition, previous or current changes in the Company’s stock ownership may have triggered or, in the future, may trigger an “ownership change”, some of which may be outside our control. Accordingly, the Company’s ability to utilize Nile’s NOL and tax credit carryforwards may be substantially limited. These limitations could, in turn, result in increased future tax payments for the Company, which could have a material adverse effect on the business, financial condition, or results of operations of the Company.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other applicable securities rules and regulations, and are subject to the listing requirements of The Nasdaq Stock Market LLC.  Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.  The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. Our principal offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Under the terms of a two-year lease (the “Bubble Lease”) which was set to expire on June 30, 2015, the base rent for the first 12-month period was $16,620 per month, and the base rent for the second 12-month period was $17,285. On March 3, 2015, Capricor executed a Second Amendment to Lease with The Bubble Real Estate Company, LLC, pursuant to which additional space was added to the Bubble Lease and we exercised our option to extend the term of the Bubble Lease through June 30, 2016.  Under the terms of the amendment to the Bubble Lease, commencing February 2, 2015, the base rent increased to $17,957 for one month.  Commencing on March 2, 2015, the base rent increased to $21,420 per month for the subsequent four month period and commencing July 1, 2015, the base rent will increase to $22,111 per month.

Capricor currently leases two research laboratories from CSMC under the terms of a three-year lease which expires on June 1, 2017. The rent expense for the first six-month period was approximately $15,461 per month. Commencing with the seventh month of the lease term, the rent expense increased to approximately $19,350 per month. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index.

With permission from CSMC, Capricor presently manufactures its cells in a facility which is owned by and located within CSMC and in which we follow GMP practices. Our laboratories and manufacturing facility are located at 8700 Beverly Blvd., Los Angeles, California 90048. As our operations expand, we expect our space requirements and related expenses to increase.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Prior to November 20, 2013, our common stock traded on the OTCQB tier of the OTC Markets under the symbol “NLTX.PK”. On November 20, 2013, our symbol changed to “NLTXD”. On December 20, 2013, we began trading under the symbol “CAPR”. On November 20, 2013, we effected a 1:50 reverse stock split of all of our outstanding shares of common stock (the “Reverse Stock Split”). Commencing March 9, 2015, our common stock began trading on the NASDAQ Capital Market under the symbol “CAPR”. The following table lists the high and low prices of our common stock as quoted, in U.S. dollars, by the OTCQB during each quarter within the last two completed fiscal years. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions. All share and per share information set forth in this Annual Report on Form 10-K has been adjusted to reflect the Reverse Stock Split.

	High	Low
Year ended December 31, 2013
First Quarter	$10.00	$2.00
Second Quarter	5.50	2.50
Third Quarter	3.50	1.50
Fourth Quarter	5.00	2.15

Year ended December 31, 2014
First Quarter	17.15	2.50
Second Quarter	8.50	4.11
Third Quarter	4.45	3.51
Fourth Quarter	4.25	3.20

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 12, 2015, we had 152 holders of record of common stock, not including those held in “street name.”

Dividends

We have never declared or paid a dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In February 2014, a former employee of Capricor exercised stock options pursuant to which 3,112 shares of Capricor Therapeutics common stock were issued in accordance with the terms of the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan and the applicable stock option agreement. For the issuance of the shares of Capricor Therapeutics common stock to the former Capricor employee, the Company relied upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 505 promulgated thereunder.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the audited consolidated notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Our mission is to improve the treatment of diseases by commercializing innovative therapies, with a primary focus on cardiovascular diseases. Our executive offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our Internet address is www.capricor.com.

Consummation of the Merger

On November 20, 2013, pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of July 7, 2013, as amended by that certain First Amendment to Agreement and Plan of Merger and Reorganization dated as of September 27, 2013, or, as so amended, the Merger Agreement, by and among Nile Therapeutics, Inc., a Delaware corporation, or Nile, Bovet Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Nile, or Merger Sub, and Capricor, Inc., or Capricor, Merger Sub merged with and into Capricor and Capricor became a wholly-owned subsidiary of Nile. Immediately prior to the effective time of the merger, or the Effective Time, and in connection therewith, Nile filed certain amendments to its certificate of incorporation which, among other things (i) effected a 1-for-50 reverse split of its common stock, (ii) changed its corporate name from “Nile Therapeutics, Inc.” to “Capricor Therapeutics, Inc.,” and (iii) effected a reduction in the total number of authorized shares of common stock from 100,000,000 to 50,000,000, and a reduction in the total number of authorized shares of preferred stock from 10,000,000 to 5,000,000.

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

Since Capricor was deemed to be the accounting acquiror in the merger, the historical financial information for periods prior to the merger reflects the financial information and activities solely of Capricor and not of Nile. The historical equity of Capricor has been retroactively adjusted to reflect the equity structure of Capricor Therapeutics using the respective exchange ratio established in the merger between Capricor and Nile, which reflects the number of shares Capricor Therapeutics issued to equity holders of Capricor as a result of the merger. The retroactive adjustment of Capricor’s equity includes Capricor’s preferred stock as if such shares of preferred stock had been converted into Capricor common stock at the respective dates of issuance, which is consistent with the terms of the merger. Accordingly, all common and preferred shares and per share amounts for all periods presented in the consolidated financial statements contained in this Annual Report on Form 10-K and consolidated notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratio established in the merger.

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

We currently have six drug candidates in various stages of development:

•	CAP-1002: Capricor’s lead product candidate consists of allogeneic cardiosphere-derived cells, or CDCs. CAP-1002 is currently being tested in Capricor’s ALLSTAR Phase II clinical trial, which will determine if the cells can lead to reduction in scar size in patients who have had a heart attack. It is a dual cohort clinical trial that has two independently recruiting strata: the first are patients who have recently experienced a myocardial infarction, or MI (30-90 days post MI); the second are patients who have suffered an MI within one year (90 days to one-year post MI) to see if the cells can reduce the size of older, more established scar. In addition to measuring scar size, ALLSTAR will also look at a variety of clinical and quality of life endpoints. Phase I of the ALLSTAR trial was a 14 patient trial conducted at three sites to determine if allogeneic CDCs are safe for patients. Phase I of the trial was funded in large part by a grant received from the National Institutes of Health, or NIH. The primary endpoints focused on acute effects of cell delivery and potential immune consequences of allogeneic cell delivery. Patient enrollment was completed for the Phase I portion of the trial on October 11, 2013. Preliminary 12 month MRI data collected on the patients in the Phase I open-label dose-escalation study revealed that those patients who would be included in the Phase II clinical study by virtue of dose and tissue type compatibility exhibited measurable improvement in ejection fraction, a global measure of the heart's pumping ability. Ejection fraction improved by 5.2%. Additionally, there was a relative reduction in scar size of 20.7%. Measurements of viable mass and regional function also showed quantifiable improvement.

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

In December, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc., or Janssen. Under the agreement, Janssen has an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology.

Additionally, Capricor has been awarded a grant for approximately $3.0 million from the NIH to support further development of the CAP-1002 product. In June 2014, we received approval from the NIH to use the funds from the grant for the Phase I portion of the DYNAMIC (dilated cardiomyopathy intervention with allogeneic myocardially-regenerative cells) trial, which is being sponsored by Capricor. The Phase I portion of the DYNAMIC trial is using CAP-1002 to treat patients with advanced heart failure utilizing triple-vessel intracoronary infusion. We initiated enrollment of this Phase I trial in December 2014.

Furthermore, in October 2014, we announced plans to pursue a clinical program utilizing CAP-1002 as a potential treatment for Duchenne Muscular Dystrophy, or DMD. The planned clinical program will aim to treat cardiac dysfunction associated with the disease. We are planning to seek an investigational new drug, or IND, application, based, in part, on pre-clinical data findings from the laboratory of Dr. Eduardo Marbán. If an IND is received, we are planning to initiate a clinical trial in 2015.

•	Cenderitide (CD-NP): Cenderitide belongs to a class of drugs called natriuretic peptides. Preclinical and clinical data have shown that the natriuretic peptide class can act on multiple disease processes that play a role in negative outcomes associated with heart failure. Cenderitide’s treatment goal and target indication is to provide a novel and effective therapeutic option for the outpatient treatment of heart failure, thereby addressing a critical unmet need. Cenderitide is being designed as an outpatient therapy to be delivered continuously using a validated subcutaneous infusion pump for up to 90 days (the “post-acute” period) following an acute heart failure hospital admission, as well as for other potential indications. Cenderitide was designed by scientists at the Mayo Clinic to be the only dual natriuretic peptide receptor agonist. Cenderitide is currently being tested in a Phase II clinical study which began enrolling patients in January 2015. We entered into an Investigator-Initiated Research Support Agreement with Insulet Corporation. Pursuant to the agreement with Insulet, Insulet agreed to support our research by engaging in certain product development, project management and design control activities in addition to product supply for the Cenderitide clinical trial. We are utilizing the Insulet drug delivery system based on the OmniPod® technology. The present trial is enrolling an estimated 14 patients with stable, chronic heart failure. Patients will receive up to eight consecutive days of Cenderitide through subcutaneous infusion using Insulet’s drug delivery system technology. This study will assess the safety and tolerability, pharmacokinetics profiles and pharmacodynamic response to increasing dose levels of open-label Cenderitide administered in a stepwise fashion. If the safety criteria are met in this Phase II study, Capricor hopes to conduct additional clinical studies to further assess the safety and efficacy of this product candidate.

•	Exosomes: Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. Exosomes act as a transport vehicle out of the cell for microRNA, other fragments of genetic material and proteins that act as messengers between cells, ultimately providing regulatory function for many cell processes, including inflammation, angiogenesis, programmed cell death (apoptosis) and scarring. Pre-clinical research has shown that exogenous exosomes can be used as therapeutic agents aimed to direct or, in some cases, re-direct cellular activities. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them a class of exciting and novel therapeutic agents. We are currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess.

•	CAP-1001: CAP-1001 consists of autologous CDCs. This product was used in the Phase I CADUCEUS clinical trial, which was sponsored and conducted by CSMC in collaboration with JHU. In that study, 25 patients were enrolled, 17 of which received autologous CDCs. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The 8 patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. The data from CADUCEUS, using autologous CDCs, suggests that the cells are effective in reducing scar within several months of a heart attack. The ALLSTAR trial is designed to validate the results of CADUCEUS using an allogeneic product while also looking for potential efficacy in patients between 90 days and one year post MI with a more chronic scar, a patient population that CADUCEUS was not designed to study.

•	CU-NP: CU-NP is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. We are currently evaluating whether we will proceed with clinical development of this product.

•	CSps: CSps are multicellular clusters called cardiospheres, a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While Capricor considers the CSps an important product, at present there is no plan for a clinical trial for CSps.

We have no product sales to date and will not have the ability to generate any product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for many years, if ever. To date, most of our development expenses have related to our product candidates, CAP-1002 and Cenderitide. As we proceed with the clinical development of CAP-1002 and other potential indications for CAP-1002, and as we further develop Cenderitide or other additional products, our expenses will further increase. To the extent that we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development activities will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private and public equity sales, grants received from the NIH, a payment from Janssen Biotech, Inc., or Janssen, and a loan award from CIRM.

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, supplies, clinical trial costs, patient treatment costs, consulting fees, costs of personnel and supplies for manufacturing, costs of service providers for pre-clinical, clinical and manufacturing, and certain legal expenses resulting from intellectual property prosecution, stock compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates. Except for certain capitalized intangible assets, R&D costs are expensed as incurred.

General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, stock compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

Our results have included non-cash compensation expense due to the issuance of stock options and warrants, as applicable. We expense the fair value of stock options and warrants over their vesting period as applicable. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial performance and product development. Stock-based compensation expense is included in the consolidated statements of operations under G&A or R&D expenses, as applicable. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations for the fiscal years ended December 31, 2014 and 2013

General and Administrative Expenses. G&A expenses for the years ended December 31, 2014 and 2013 were approximately $3.0 million and $2.2 million, respectively. The increase of approximately $0.8 million in the year ended December 31, 2014 as compared to the same period of 2013 is attributable to an increase of approximately $0.2 million in compensation and recruiting costs related to increased headcount. Additionally, in the year ended December 31, 2014, there was an increase in professional fees related to legal, insurance, consulting and accounting work, primarily related to relevant public company compliance expenses, of approximately $0.5 million as compared to the same period of 2013. Furthermore, there was an increase of approximately $0.1 million related to stock based compensation expense in the year ended December 31, 2014 as compared to the same period of 2013.

Research and Development Expenses. R&D expenses for the years ended December 31, 2014 and 2013 were approximately $7.8 million and $5.2 million, respectively. The increase of approximately $2.6 million in the year ended December 31, 2014 as compared to the same period of 2013 is primarily due to the fact that Capricor was actively conducting clinical development activities of CAP-1002 throughout 2014. This resulted in an increase of approximately $1.1 million in clinical costs primarily related to contract research organizations, manufacturing costs associated with CAP-1002, as well as patient costs and expenses for the operational team that supports our clinical trials. Additionally, in the year ended December 31, 2014, there was an increase of approximately $0.9 million in R&D expenses related to our Janssen CMC development and process development work as compared to the same period in 2013. Furthermore, there was an increase in general R&D expenses related to our product candidates, including Cenderitide, of approximately $0.4 million in the year ended December 31, 2014 as compared to the same period of 2013, as well as an increase of approximately $0.1 million related to stock based compensation expense.

CAP-1002 – Although the development of CAP-1002 is in its early stages, we believe that it has the potential to treat heart disease and its complications. On December 15, 2013, the NHLBI Gene and Cell Therapy Data Safety Monitoring Board gave Capricor approval to move into the Phase II portion of the ALLSTAR trial. We expect to spend approximately $10.0 million to $14.0 million during 2015 on the development of CAP-1002, which is primarily related to our Phase II ALLSTAR trial and DYNAMIC Phase I trial. The Phase I portion of the ALLSTAR trial was funded in large part through a grant received from the NIH. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014. Phase II is an estimated 300 patient, double-blind, placebo-controlled, multi-centered study in which CAP-1002 is administered to patients via intracoronary infusion within 30 days to one year following a heart attack. Phase II is substantially funded through the support of a loan award from CIRM for approximately $19.8 million. The trial will measure several endpoints, including infarct size. Additional endpoints include left ventricular end-systolic and diastolic volume and ejection fraction at six and twelve months. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of these planned studies. Capricor recently initiated enrollment of the DYNAMIC Phase I clinical trial. DYNAMIC is funded in large part through a grant award from the NIH. If Janssen exercises its exclusive option under the Collaboration Agreement and Exclusive License Option between the Company and Janssen, or the Janssen Agreement, Janssen will thereafter be responsible for any additional trials and future development costs with respect to CAP-1002. Furthermore, if we submit an IND to the FDA for the use of CAP-1002 for the treatment of DMD, we expect our expenses to increase further.

Cenderitide – We acquired the rights to Cenderitide in 2006, and have incurred substantial losses surrounding the development of the product to date. Prior to the merger between Capricor and Nile, Nile had incurred approximately $19.9 million in expenses directly relating to the Cenderitide development program through September 30, 2013. We recently announced initiation of a Phase II study with Cenderitide. We expect to spend approximately $1.0 million to $2.0 million during 2015 in development expenses related to the Cenderitide clinical program.

CAP-1001 – In 2011, CSMC, in collaboration with JHU, completed a Phase I, 25 patient clinical trial called CADUCEUS. In this study, 25 patients were enrolled who had suffered a heart attack within a mean of 65 days. 17 of those patients received CAP-1001 and the remaining eight patients received standard of care. 12 months after the study was completed, no measurable safety effects occurred in the 17 patients who were treated with CAP-1001. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. Capricor’s strategy for further development of CAP-1001 will depend to a large degree on the outcome of its trials involving CAP-1002 and its ability to obtain significant capital to conduct further studies with CAP-1001.

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

CSps – This product candidate consists of multicellular clusters called cardiospheres. CSps are in pre-clinical development and have yet to be studied in humans. At present, there is no plan for a clinical trial of CSps.

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and Cenderitide programs, are expected to be substantial and to increase in relation to our available capital resources. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our product candidates with a partner or independently. As a result, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

•	the number of trials and studies in a clinical program;
•	the number of patients who participate in the trials;
•	the number of sites included in the trials;
•	the rates of patient recruitment and enrollment;
•	the duration of patient treatment and follow-up;
•	the costs of manufacturing our product candidates; and
•	the costs, requirements and timing of, and the ability to secure, regulatory approvals.

Grant Income. Grant income for the years ended December 31, 2014 and 2013 was approximately $0.6 million and $0.5 million, respectively. This increase in grant income in 2014 as compared to 2013 is primarily due to the timing of activities under certain research and development projects that are covered under grant awards. These activities are not necessarily consistent from project to project and period to period.

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the years ended December 31, 2014 and 2013 was approximately $4.2 million and $0, respectively. The increase in collaboration income in 2014 as compared to 2013 is due to the fact that the Janssen Agreement was entered into with Janssen in late 2013, and a payment of $12.5 million was received by Capricor pursuant to the terms of the Janssen Agreement during the first quarter of 2014. A ratable portion of the payment to Capricor was recognized during the year ended December 31, 2014.

Investment Income (Loss).  Investment income (loss) for the years ended December 31, 2014 and 2013 was $1,898 and $(11,890), respectively. This increase in investment income in the year ended December 31, 2014 as compared to the same period in 2013 is primarily due to the timing of sales of marketable securities and interest received in the respective periods.

Interest Expense.  Interest expense for the years ended December 31, 2014 and 2013 was $200,505 and $58,134, respectively. This increase in interest expense in the year ended December 31, 2014 over the same period in 2013 is due to accrued interest on the CIRM loan award, related to the principal balance being higher in 2014 as compared to the same period of 2013.

Impairment of Goodwill.  Goodwill impairment for the years ended December 31, 2014 and 2013 was approximately $0 and $1.9 million, respectively. The amount of goodwill impairment in 2013 is a result of goodwill recorded at the consummation of the merger between Capricor and Nile of approximately $1.9 million, which we deemed fully impaired as of December 31, 2013.

Liquidity and Capital Resources for the fiscal years ended December 31, 2014 and 2013

The following table summarizes our liquidity and capital resources as of and for each of our last two fiscal years, and our net increase in cash and cash equivalents as of and for each of our last two fiscal years, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and capital resources	December 31, 2014	December 31, 2013
Cash and cash equivalents	$8,035	$1,730
Working Capital	$5,308	$1,628
Stockholders’ equity (deficit)	$(6,249)	$(535)

	Years ended December 31,
Cash flow data	2014	2013
Cash provided by (used in):
Operating activities	$959	$(6,144)
Investing activities	141	3,778
Financing activities	5,206	3,925
Net increase in cash and cash equivalents	$6,305	$1,559

Our total cash resources, not including restricted cash, as of December 31, 2014 were approximately $8.0 million compared to approximately $1.7 million as of December 31, 2013. The increase for the year ended December 31, 2014 as compared to the same period in 2013 is primarily due to our receipt of the $12.5 million payment under the terms of the Janssen Agreement. Total marketable securities, consisting primarily of United States treasuries, were $0 as of December 31, 2014 and approximately $0.3 million as of December 31, 2013. As of December 31, 2014, we had approximately $19.9 million in total liabilities, of which approximately $8.3 million was recorded as deferred income under the Janssen Agreement, and approximately $5.3 million in net working capital. We incurred a net loss of approximately $6.2 million for the year ended December 31, 2014.

Cash provided by operating activities was approximately $1.0 million for the year ended December 31, 2014 and cash used in operating activities was approximately $6.1 million for the year ended December 31, 2013. The difference of approximately $7.1 million in cash provided by operating activities for the year ended December 31, 2014 as compared to the same period of 2013 is primarily due to our receipt of the $12.5 million payment under the terms of the Janssen Agreement.  The increase in cash provided by operating activities was partially offset by an increase in total operating expenses for the year ended December 31, 2014 of approximately $3.4 million as compared to the same period of 2013. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio and engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial and increasing losses, which will generate negative net cash flows from operating activities.

We had positive cash flow from investing activities of approximately $0.1 million for the year ended December 31, 2014 and positive cash flow from investing activities of approximately $3.8 million for the year ended December 31, 2013. The difference in cash provided by investing activities for the year ended December 31, 2014 as compared to the same period of 2013 is primarily due to the proceeds from sales and maturities of marketable securities.

We had cash provided by financing activities of approximately $5.2 million and $3.9 million for the years ended December 31, 2014 and 2013, respectively. The difference in cash provided by financing activities for the year ended December 31, 2014 as compared to the same period of 2013 is primarily a result of Capricor’s CIRM loan disbursements in 2014.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. Subject to sufficient funding, following completion of the Phase II trial would be a Phase IIb and/or Phase III trial. If we continue with a Phase IIb and/or Phase III trial, we will need substantial additional capital in order to continue the development of CAP-1002. Pursuant to the Janssen Agreement, the chemistry, manufacturing and controls package will be developed by the joint efforts of Janssen and Capricor. Capricor will be required to reimburse Janssen for its costs of development up to an agreed-upon maximum amount. If Janssen exercises its exclusive option under the Janssen Agreement to enter into an exclusive license agreement with Capricor, Janssen will be responsible for any additional trials and future development costs with respect to CAP-1002.

We will need substantial additional capital in order to continue the development of Cenderitide. In January, we initiated a clinical trial of Cenderitide. Depending on the outcome of the trial and the availability of resources, it may be followed by an additional clinical study. In March 2011, the U.S. Food and Drug Administration, or the FDA, granted fast track designation to Cenderitide in the post-acute period. According to the FDA’s website, fast track designation facilitates the development and expeditious review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

Our research and development expenses will also increase as we further the development of our exosomes program and conduct additional studies with CAP-1002, such as the ongoing DYNAMIC study and the development of CAP-1002 to treat Duchenne muscular dystrophy cardiomyopathy.

From inception through December 31, 2014, we financed our operations through private and public sales of our equity securities, NIH grants, a payment from Janssen and a CIRM loan award. In the first quarter of 2015, we completed two private placements, securing approximately $17.0 million in additional capital through the issuance of common equity. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

February 2015 Financing. On February 3, 2015, we entered into a Share Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement, or PIPE 2, to the PIPE 2 investors an aggregate of 1,658,822 shares of our common stock at a price per share of $4.25 for an aggregate purchase price of approximately $7,050,000.

In connection with PIPE 2, we entered into a Registration Rights Agreement with the investors in PIPE 2 on February 3, 2015. Pursuant to the terms of the Registration Rights Agreement for PIPE 2, we are obligated (i) to prepare and file with the Securities and Exchange Commission a registration statement to register for resale the shares issued and sold in PIPE 2, and (ii) to use our reasonable best efforts to cause the applicable registration statement to be declared effective by the Securities and Exchange Commission as soon as practicable, in each case subject to certain deadlines. We may also be required to effect certain registrations to register for resale the shares issued and sold in PIPE 2 in connection with certain “piggy-back” registration rights granted to the PIPE 2 investors. We will be required to pay to each PIPE 2 investor liquidated damages equal to 1.0% of the aggregate purchase price paid by such investor pursuant to the PIPE 2 Share Purchase Agreement for the shares per month (up to a cap of 10.0%) if we do not meet certain obligations with respect to the registration of the shares, subject to certain conditions. We filed a Registration Statement on Form S-1, as may be amended from time to time (SEC File No. 333-202589), with the Securities and Exchange Commission on March 6, 2015 to register for resale the shares of common stock issued in connection with PIPE 2.

January 2015 Financing. On January 9, 2015, we entered into a Share Purchase Agreement with select investors, pursuant to which we agreed to issue and sell to the investors, in a private placement, or PIPE 1, an aggregate of 2,839,045 shares of our common stock at a price per share of $3.523 for an aggregate purchase price of approximately $10,000,000.

In connection with PIPE 1, we also entered into a Registration Rights Agreement with the PIPE 1 investors on January 9, 2015. Pursuant to the terms of the Registration Rights Agreement, we are obligated (i) to prepare and file with the Securities and Exchange Commission a registration statement to register for resale the shares issued and sold in PIPE 1, and (ii) to use our reasonable best efforts to cause the applicable registration statement to be declared effective by the Securities and Exchange Commission as soon as practicable, in each case subject to certain deadlines. We may also be required to effect certain registrations to register for resale the shares issued and sold in PIPE 1 in connection with certain “piggy-back” registration rights granted to the PIPE 1 investors. We will be required to pay to each PIPE 1 investor liquidated damages equal to 1.0% of the aggregate purchase price paid by such investor pursuant to the PIPE 1 Share Purchase Agreement for the shares per month (up to a cap of 10.0%) if we do not meet certain obligations with respect to the registration of the shares, subject to certain conditions. We filed a Registration Statement on Form S-1, as may be amended from time to time (SEC File No. 333-202589), with the Securities and Exchange Commission on March 6, 2015 to register for resale the shares of common stock issued in connection with PIPE 1.

On February 2, 2015, we entered into an amendment to the PIPE 1 Share Purchase Agreement with certain of the PIPE 1 investors, which amended certain provisions of such Share Purchase Agreement limiting our ability to issue additional shares of our common stock until the filing of an effective registration statement for the PIPE 1 shares. As a result of such amendment, the restriction on the issuance of additional shares was eliminated.

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

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. Under the terms of the CIRM Loan Agreement, CIRM deducted $36,667 from the initial disbursement to cover its costs in conducting financial due diligence on Capricor. According to the original CIRM Loan Agreement, CIRM intended to also deduct approximately $16,667 from each disbursement made in the second and third year of the loan period to cover its costs of continuing due diligence according to the payment disbursement schedule. However, in June 2014, the CIRM Loan Agreement was amended to adjust the due diligence costs which can be deducted from the disbursements. CIRM refunded approximately $6,667 to Capricor, which amount CIRM had previously withheld, and CIRM will not be permitted to withhold additional funds from the indirect costs portion of Capricor’s future disbursements. So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has sufficient funds available to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. We are also required to meet certain progress milestones set forth in the CIRM Notice of Loan Award. There is no assurance that we will meet our milestones under the Loan Agreement or that CIRM will not discontinue the disbursement of funds. Capricor did not issue stock, warrants or other equity to CIRM in connection with this award.

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

On August 21, 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH SBIR program for continued development of its CAP-1002 product candidate. Under the terms of the grant, approximately $2,879,437 will be disbursed to us over a period of three years, subject to annual and quarterly reporting requirements. In June 2014, Capricor received approval from the NIH to deploy this grant to fund the Phase I portion of the DYNAMIC trial. Capricor has been authorized by the FDA to begin clinical investigations for the DYNAMIC clinical trial. The Phase I portion of the DYNAMIC trial will use CAP-1002 to treat patients with advanced heart failure. As of December 31, 2014, $620,033 had been incurred under the terms of the award.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of December 31, 2014.

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

Research and Development Expenses and Accruals

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, supplies, clinical trial costs, patient treatment costs, consulting fees, costs of personnel and supplies for manufacturing, costs of service providers for pre-clinical, clinical and manufacturing, and certain legal expenses resulting from intellectual property prosecution, stock compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates. Except for certain capitalized intangible assets, R&D costs are expensed as incurred.

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

Warrant Liability

We previously accounted for the warrants issued in connection with the April 2012 financing and the embedded derivative warrant liability contained in the 2013 Notes in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. In connection with the merger between Capricor and Nile, 50,063 warrants issued in the April 2012 financing were eliminated and 50,063 shares of Company common stock were issued in exchange for cancellation of the warrants to purchase 50,063 shares of Company common stock. Furthermore, the 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at December 31, 2014, and no such liability has been reflected on the consolidated balance sheet.

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance (“ASU 2014-10”), which eliminates the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. Additionally, ASU 2014-10 eliminates the separate requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 and interim periods therein, with early adoption permitted.  We adopted this guidance in the second quarter of fiscal year 2014 on a prospective basis.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. After review of this standard, we do not believe this will have a material effect on our consolidated financial statements or disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of December 31, 2014, the fair value of our cash, cash equivalents, including restricted cash, and our marketable securities was approximately $11.0 million. Additionally, as of December 31, 2014, Capricor’s portfolio was classified as cash and cash equivalents, which consist primarily of money market funds and bank money market, which included short term United States treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

CAPRICOR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Capricor Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Capricor Therapeutics, Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended. Capricor Therapeutics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capricor Therapeutics, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

March 6, 2015

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

ASSETS
	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$8,034,765	$1,729,537
Marketable securities	-	326,494
Restricted cash	2,977,024	1,401,859
Grant receivable	360,233	-
Prepaid expenses and other current assets	235,523	222,950

TOTAL CURRENT ASSETS	11,607,545	3,680,840

PROPERTY AND EQUIPMENT, net	229,455	74,187

OTHER ASSETS
Intangible assets, net of accumulated amortization of $49,930 and $39,197, respectively	239,752	257,152
In-process research and development, net of accumulated amortization of $0	1,500,000	1,500,000
Other assets	55,320	25,728

TOTAL ASSETS	$13,632,072	$5,537,907

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,699,254	$1,628,925
Accounts payable and accrued expenses, related party	433,712	423,997
Deferred revenue, current	4,166,667	-

TOTAL CURRENT LIABILITIES	6,299,633	2,052,922

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	4,166,666	-
Loan payable	9,155,857	3,961,733
Accrued interest	258,639	58,134

TOTAL LONG-TERM LIABILITIES	13,581,162	4,019,867

TOTAL LIABILITIES	19,880,795	6,072,789

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,707,051
and 11,687,747 shares issued and outstanding, respectively	11,707	11,687
Additional paid-in capital	16,054,697	15,552,946
Accumulated other comprehensive loss	-	(980)
Accumulated deficit	(22,315,127)	(16,098,535)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(6,248,723)	(534,882)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,632,072	$5,537,907

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Years ended December 31,
	2014	2013

INCOME
Collaboration income	$4,166,667	$-
Grant income	620,033	503,233

TOTAL INCOME	4,786,700	503,233

OPERATING EXPENSES
Research and development	7,787,384	5,197,178
General and administrative	3,017,301	2,208,955

TOTAL OPERATING EXPENSES	10,804,685	7,406,133

LOSS FROM OPERATIONS	(6,017,985)	(6,902,900)

OTHER INCOME (EXPENSE)
Investment income (loss)	1,898	(11,890)
Interest expense	(200,505)	(58,134)
Impairment of goodwill	-	(1,919,000)

TOTAL OTHER INCOME (EXPENSE)	(198,607)	(1,989,024)

NET LOSS	(6,216,592)	(8,891,924)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain on marketable securities	980	20,815

COMPREHENSIVE LOSS	$(6,215,612)	$(8,871,109)

Net loss per share, basic and diluted	$(0.53)	$(0.85)

Weighted average number of shares,
basic and diluted	11,696,980	10,501,416

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2012 THROUGH DECEMBER 31, 2014

	COMMON STOCK		ADDITIONAL PAID-IN	SUBSCRIPTION	OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	INCOME (LOSS)	DEFICIT	(DEFICIT)

Balance at December 31, 2012	10,351,294	$10,351	$12,114,689	$(2,211)	$(21,795)	$(7,206,611)	$4,894,423

Interest on subscription receivable	-	-	-	(1)	-	-	(1)

Proceeds from subscription receivable	-	-	-	2,212	-	-	2,212

Stock-based compensation	-	-	263,593	-	-	-	263,593

Reverse merger transaction
Reverse acquisition of Nile	1,336,453	1,336	3,174,664	-	-	-	3,176,000

Unrealized gain on marketable securities	-	-	-	-	20,815	-	20,815

Net loss	-	-	-	-	-	(8,891,924)	(8,891,924)

Balance at December 31, 2013	11,687,747	$11,687	$15,552,946	$-	$(980)	$(16,098,535)	$(534,882)

Stock-based compensation	4,165	5	496,934	-	-	-	496,939

Unrealized gain on marketable securities	-	-	-	-	980	-	980

Stock options and awards exercised	15,139	15	4,817	-	-	-	4,832

Net loss	-	-	-	-	-	(6,216,592)	(6,216,592)

Balance at December 31, 2014	11,707,051	$11,707	$16,054,697	$-	$-	$(22,315,127)	$(6,248,723)

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Years ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,216,592)	$(8,891,924)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	41,896	26,923
Impairment of goodwill	-	1,919,000
Stock-based compensation	496,939	263,593
Change in assets - (increase) decrease:
Restricted cash	(1,575,165)	(1,401,859)
Grants receivable	(360,233)	767,163
Prepaid expenses and other current assets	(12,573)	(136,589)
Other assets	(29,592)	(5,105)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	70,329	1,072,222
Accounts payable and accrued expenses, related party	9,715	184,441
Accrued interest	200,505	58,134
Deferred revenue	8,333,333	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	958,562	(6,144,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	-	(226,998)
Proceeds from sales and maturities of marketable securities	327,474	4,114,045
Purchases of property and equipment	(186,431)	(56,115)
Other investing activities, net	-	(52,566)

NET CASH PROVIDED BY INVESTING ACTIVITIES	141,043	3,778,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable, net	5,200,791	3,925,066
Proceeds from stock options and awards	4,832	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,205,623	3,925,066

NET INCREASE IN CASH AND
CASH EQUIVALENTS	6,305,228	1,559,431

Cash and cash equivalents balance at beginning of period	1,729,537	170,106

Cash and cash equivalents balance at end of period	$8,034,765	$1,729,537

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The acquisition date fair value of the consideration transferred pursuant to the Merger totaled $3,176,000. The goodwill recorded for the Merger was $1,919,000.

The following table summarizes the allocation of the purchase price on November 20, 2013 to the estimated fair values of the assets acquired and liabilities assumed in the Merger:

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash	$664
Prepaid expenses	25,639
In-process research and development	1,500,000
Accounts payable and accrued expenses	(269,303)
Net assets acquired	1,257,000
Goodwill	1,919,000
Total consideration	$3,176,000

Goodwill of $1,919,000 was comprised of the fair value of the stock issued in the Merger of $3,176,000 less net assets acquired of $1,257,000. The Company determined goodwill to be fully impaired as of December 31, 2013. Since the acquisition date, the results of Nile have been included in the Company’s consolidated financial results for the period from November 20, 2013 through December 31, 2014.

After the Effective Time, each then outstanding Capricor stock option, whether vested or unvested, was assumed by Capricor Therapeutics in accordance with the terms of (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan, or (iii) the 2012 Non-Employee Director Stock Option Plan, as applicable, and the stock option agreement under which each such option was issued. All rights with respect to Capricor Common Stock under outstanding Capricor option were converted into rights with respect to Capricor Therapeutics Common Stock.

Basis of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Liquidity

The Company has historically financed its research and development activities as well as operational expenses from equity financings, government grants, a payment from Janssen Biotech, Inc. (“Janssen”) and a loan award from the California Institute for Regenerative Medicine (“CIRM”). Cash resources consisting of cash, cash equivalents and marketable securities as of December 31, 2014 were approximately $8.0 million, as compared to $2.1 million as of December 31, 2013. On January 7, 2014, Capricor received $12.5 million from Janssen pursuant to the terms of the Collaboration Agreement and Exclusive License Option entered into on December 27, 2013 by and between the Company and Janssen.

In January 2015, the Company entered into a Share Purchase Agreement with select investors, pursuant to which the Company issued an aggregate of 2,839,045 shares of its common stock at a price per share of $3.523 for an aggregate purchase price of approximately $10,000,000 (see Note 9 – “Subsequent Events”).

In February 2015, the Company entered into a Share Purchase Agreement with select investors, pursuant to which the Company issued an aggregate of 1,658,822 shares of its common stock at a price per share of $4.25 for an aggregate purchase price of approximately $7,050,000 (see Note 9 – “Subsequent Events”).

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2014, restricted cash represented funds received under Capricor’s Loan Agreement with CIRM (see Note 2 – “Loan Payable”), which are to be allocated to the ALLSTAR clinical trial research costs as incurred.

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined on the specific identification method. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful lives of the asset, which range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term.

Property and equipment consisted of the following at December 31:

	2014	2013
Furniture and fixtures	$38,850	$38,850
Laboratory equipment	278,453	115,766
Leasehold improvements	23,744	-
	341,047	154,616
Less accumulated depreciation	(111,592)	(80,429)
Property and equipment, net	$229,455	$74,187

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, patents pending and related intangible assets with respect to research and development activities. Intellectual property assets are stated at cost and are being amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Also, the Company recorded capitalized loan fees as a component of intangible assets on the consolidated balance sheet (see Note 2 – “Loan Payable”). Total amortization expense was approximately $10,733 and $11,052 for the years ended December 31, 2014 and 2013, respectively. Future amortization expense for the next five years is estimated to be approximately $49,000 per year.

As a result the merger between Capricor and Nile, the Company recorded $1.5 million as in-process research and development in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. An external valuation was performed to establish the value of the intellectual property primarily from assets licensed from the Mayo Foundation for Medical Education and Research. The in-process research and development asset is subject to impairment testing until completion or abandonment of research and development efforts associated with the project. Upon successful completion of the project, the Company will make a determination as to the then remaining useful life of the intangible asset and begin amortization.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As of December 31, 2014, the Company deemed the assets to not be impaired and did not begin amortizing the in-process research and development.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with guidance issued by the FASB. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment was recorded for the years ended December 31, 2014 and 2013.

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

The Company accounts for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with FASB ASC Subtopic 605-25, Multiple Element Arrangements. For new or materially amended multiple element arrangements, the Company identifies the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, then the Company uses the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

The Company determined the deliverables under its collaborative arrangement with Janssen (see Note 7 – “License Agreements”) did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, the Company is recognizing revenue from non-refundable, upfront fees ratably over the term of its performance under the agreement with Janssen. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets of the Company and amortized over the estimated period of performance. The Company periodically reviews the estimated performance period of its contract based on the progress of its project.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company uses guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company incurred no interest or penalties for the years ended December 31, 2014 and 2013. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the California Franchise Tax Board. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

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

Rent

Rent expense for the Company's leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The difference between the rent expense and rent paid has been recorded as deferred rent in the accounts payable and accrued expenses, related party in the consolidated balance sheet. Rent is amortized on a straight-line basis over the term of the applicable lease, without consideration of renewal options.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $7.8 million and $5.2 million for the years ended December 31, 2014 and 2013, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. For the years ended December 31, 2014 and 2013, the Company’s comprehensive loss was approximately $6.2 million and $8.9 million, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the years ended December 31, 2014 and 2013, the Company’s other comprehensive gain was $980 and $20,815, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with guidance issued by the FASB, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options; all of which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected stock option exercise behavior. The Company calculates an average of historical volatility of similar companies as a basis for its expected volatility. Expected term is computed using the simplified method provided within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options.

Basic and Diluted Loss per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares, which primarily consist of stock options issued to employees and directors as well as warrants issued to third parties, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

For the years ended December 31, 2014 and 2013, warrants and options to purchase 5,308,581 and 5,220,800 shares, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company must classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using the Black-Scholes option-pricing model. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. Prior to the Merger, the Company and holders of warrants to purchase shares of common stock entered into agreements pursuant to which such holders agreed to receive an aggregate of 59,546 shares of the Company’s common stock in exchange for the cancellation and surrender of their warrants. No proceeds were received by the Company from these issuances. Management has determined the value of the warrant liability to be insignificant at December 31, 2014, and no such liability has been reflected on the balance sheet.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. After review of this standard, the Company does not believe this will have a material effect on its consolidated financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

2.	LOAN PAYABLE

On February 5, 2013, Capricor entered into a Loan Agreement with CIRM, or the CIRM Loan Agreement, pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of the ALLSTAR clinical trial.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

2.	LOAN PAYABLE (Continued)

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. Under the terms of the CIRM Loan Agreement, CIRM deducted $36,667 from the initial disbursement to cover its costs in conducting financial due diligence on Capricor. According to the original CIRM Loan Agreement, CIRM intended to also deduct approximately $16,667 from each disbursement made in the second and third year of the loan period to cover its costs of continuing due diligence according to the payment disbursement schedule. However, in June 2014, the CIRM Loan Agreement was amended to adjust the due diligence costs which can be deducted from the disbursements. CIRM refunded approximately $6,667 to Capricor, which amount CIRM had previously withheld, and CIRM will not be permitted to withhold additional funds from the indirect costs portion of Capricor’s future disbursements. So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has sufficient funds available to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. The Company is also required to meet certain progress milestones set forth in the CIRM Notice of Loan Award. There is no assurance that the Company will meet its milestones under the Loan Agreement or that CIRM will not discontinue the disbursement of funds. Capricor did not issue stock, warrants or other equity to CIRM in connection with this award.

The timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury, as determined by CIRM in its sole discretion.

The due diligence costs are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of December 31, 2014, $30,000 of loan costs were capitalized with the balance of $16,875 to be amortized over approximately 3.1 years.

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

In July 2014, Capricor received the fourth disbursement under the loan award of $514,177, which includes previously deducted due diligence costs that were refunded. This disbursement carries interest at the initial rate of approximately 2.6% per annum. A portion of the principal received under the third and fourth disbursements are currently being recorded as restricted cash, due to the fact that Capricor must expend approved project costs in order to use these funds. For the years ended December 31, 2014 and 2013, interest expense under the CIRM loan was $200,505 and $58,134, respectively.

3.	STOCKHOLDER’S EQUITY

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

3.	STOCKHOLDER’S EQUITY (Continued)

Outstanding Shares

At December 31, 2014, there were 11,707,051 common shares issued and outstanding.

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

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the years ended December 31, 2014 and 2013:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,733,599	$3.38
Cancelled	(1,733,599)	3.38
Assumed from merger	81,237	63.33
Granted	251,044	2.27
Outstanding at December 31, 2013	332,281	$17.20
Expired	(28,400)	94.00
Outstanding at December 31, 2014	303,881	$10.02

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2014:

At December 31, 2014
Grant Date	Warrants Outstanding	Weighted Average Exercise Price	Expiration Date
4/21/2010	52,650	$47.00	4/21/2015
4/4/2012	187	$2.27	4/4/2017
11/20/2013	251,044	$2.27	11/20/2018
	303,881

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

Restricted Stock

In August 2014, the Company granted 10,000 shares of restricted stock to one of its consultants in consideration of services to be rendered. For the year ended December 31, 2014, the Company issued 4,165 shares of that restricted common stock grant, which were valued at approximately $16,702. The fair value of the restricted stock was determined using the Company’s closing stock price on the vesting date. This restricted stock grant vested monthly over a period of one year. In February 2015, the Company terminated the agreement with the consultant effective March 2015, therefore, no additional shares will be issued pursuant to the restricted stock grant.

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

The estimated weighted average fair value of the options granted during 2014 and 2013 were approximately $4.40 and $0.53 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Expected volatility	112%-117%	118%
Expected term	7 years	0.1-7 years
Dividend yield	0%	0%
Risk-free interest rates	2.15% - 2.23%	0.13% - 2.30%

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

Employee and non-employee stock-based compensation expense for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013

General and administrative	$345,682	$263,593
Research and development	134,555	-
Total	$480,237	$263,593

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

Shares Outstanding
Range of Ex. Prices	Shares Outstanding	Weighted Average Term (yrs.)	Weighted Average Exercise Price
$0.16 - $0.19	100,627	3.80	$0.17
$0.30 - $0.37	4,469,298	7.39	$0.36
$0.87	56,021	3.95	$0.87
$4.39 - $12.00	368,154	9.46	$5.01
$18.50 - $28.50	9,600	0.87	$23.08
$34.00	1,000	0.72	$34.00
	5,004,700	7.42	$0.75

Shares Exercisable
Range of Ex. Prices	Shares Exercisable	Weighted Average Term (yrs.)	Weighted Average Exercise Price
$0.16 - $0.19	100,627	3.80	$0.17
$0.30 - $0.37	3,342,883	7.23	$0.37
$0.87	56,021	3.95	$0.87
$4.39 - $12.00	24,402	9.36	$4.60
$18.50 - $28.50	9,600	0.87	$23.08
$34.00	1,000	0.72	$34.00
	3,534,533	7.08	$0.47

As of December 31, 2014, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $1.7 million, which is expected to be recognized over approximately 3.7 years.

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

As of December 31, 2014, there were options granted and outstanding to purchase an aggregate of 5,004,700 shares of the Company’s common stock under the Company’s equity plans. During the years ended December 31, 2014 and 2013, 368,154 and 1,186,672 options, respectively, were granted to employees and non-employees under the Company’s equity plans.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following is a schedule summarizing stock option activity for the years ended December 31, 2014 and 2013:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	3,679,814	$0.37
Granted	1,186,672	0.31
Assumed from merger	22,033	34.15
Exercised	-	-
Outstanding at December 31, 2013	4,888,519	$0.51
Granted	368,154	5.01
Exercised	(15,139)	0.32
Expired/Cancelled	(236,834)	2.39
Outstanding at December 31, 2014	5,004,700	$0.75
Exercisable at December 31, 2014	3,534,533	$0.47

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2014, the Company maintained approximately $10.8 million of uninsured deposits.

6.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that is effective for a two year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The monthly lease payment is $16,620 per month for the first twelve months of the term and will increase to $17,285 per month for the second twelve months of the term. On May 14, 2014, Capricor entered into a facilities lease with Cedars-Sinai Medical Center (“CSMC”), a shareholder of the Company, for two research labs (the “Facilities Lease”). The Facilities Lease is for a term of three years commencing June 1, 2014 and replaces the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment was approximately $15,461 per month for the first six months of the term and increased to approximately $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. Subsequent to December 31, 2014, the Company renewed its corporate office lease (see Note 9 – “Subsequent Events”).

As of December 31, 2014, each of the leases described above did not have an effect on the year 2018. A summary of the future minimum rental payments required under operating leases as of December 31, 2014 are as follows:

Years ended	Operating Leases
2015	335,910
2016	232,200
2017	96,750
Total minimum lease payments	$664,860

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

6.	COMMITMENTS AND CONTINGENCIES (Continued)

Expenses incurred under operating leases to unrelated parties for the years ended December 31, 2014 and 2013 were approximately $203,430 and $154,536, respectively. Expenses incurred under operating leases to related parties for the years ended December 31, 2014 and 2013 were approximately $153,682 and $54,648, respectively.

Legal Contingencies

Periodically, the Company may become involved in certain legal actions and claims arising in the ordinary course of business. There were no material legal actions or claims reported at December 31, 2014.

7.	LICENSE AGREEMENTS

Capricor’s Technology - CAP-1002, CAP-1001, CSps and Exosomes

Capricor entered into exclusive license agreements for intellectual property rights related to cardiac-derived cells with Università Degli Studi Di Roma at la Sapienza (the “University of Rome”), The Johns Hopkins University (“JHU”) and CSMC. In addition, Capricor has filed patent applications related to enhancements or validation of the technology developed by its own scientists.

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

Pursuant to the Rome License Agreement, Capricor paid the University of Rome a license issue fee, is currently paying minimum annual royalties in the amount of 20,000 Euros per year, and is obligated to pay a lower-end of a mid-range double-digit percentage on all royalties received as a result of sublicenses granted, which are net of any royalties paid to third parties under a license agreement from such third party to Capricor. The minimum annual royalties are creditable against future royalty payments. Capricor had accrued royalties of $14,181 and $17,416 recorded as accounts payable and accrued expenses as of December 31, 2014 and 2013, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

7.	LICENSE AGREEMENTS (Continued)

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. As of December 31, 2014 and 2013, $100,000 was recorded within accounts payable and accrued expenses as a development milestone due to the fact that Phase I of the ALLSTAR study enrollment had been completed. Also, the Company had an accrued royalty of $5,000 recorded as accounts payable and accrued expenses as of December 31, 2014 and 2013.

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

Cedars-Sinai Medical Center License Agreement

On January 4, 2010, Capricor entered into an Exclusive License Agreement with CSMC (the “CSMC License Agreement”), for certain intellectual property rights. In 2013, the CSMC License Agreement was amended twice resulting in, among other things, a reduction in the percentage of sublicense fees which would have been payable to CSMC. Effective December 30, 2013, Capricor entered into an Amended and Restated Exclusive License Agreement with CSMC (the “Amended CSMC License Agreement”), pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified.

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

Pursuant to the CSMC License Agreement, CSMC was paid a license fee and Capricor was obligated to reimburse CSMC for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor is required to meet certain spending and development milestones. The annual spending requirements range from $350,000 to $800,000 each year between 2010 and 2017 (with the exception of 2014, for which there was no annual spending requirement). Pursuant to the Amended CSMC License Agreement, Capricor remains obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a low double-digit percentage of the consideration received from any sublicenses or other grant of rights. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to obtain a license from a third party for patent rights in connection with the royalty-bearing product. In 2010, Capricor discontinued its research under some of the patents.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

7.	LICENSE AGREEMENTS (Continued)

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

The Exosomes License Agreement will, unless sooner terminated, continue in effect on a country by country basis until the last to expire of the patents covering the patent rights or future patent rights. Under the terms of the Exosomes License Agreement, unless waived by CSMC, the agreement shall automatically terminate: (i) if Capricor ceases, dissolves or winds up its business operations; (ii) in the event of the insolvency or bankruptcy of Capricor or if Capricor makes an assignment for the benefit of its creditors; (iii) if performance by either party jeopardizes the licensure, accreditation or tax exempt status of CSMC or the agreement is deemed illegal by a governmental body; (iv) within 30 days for non-payment of royalties; (v) within 90 days if Capricor fails to undertake commercially reasonable efforts to exploit the patent rights or future patent rights; (vi) if a material breach has not been cured within 90 days; or (vii) if Capricor challenges any of the CSMC patent rights. Capricor may terminate the agreement if CSMC fails to cure any material breach within 90 days after notice. Subsequent to December 31, 2014, the Company amended the Exosomes License Agreement (see Note 9 – “Subsequent Events”).

As noted above, Capricor is party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 6 – “Commitments and Contingencies”). Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute and the Co-Founder of Capricor and Scientific Advisory Board Chairman of Capricor.

Collaboration Agreement with Janssen Biotech, Inc.

On December 27, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option (the “Janssen Agreement”) with Janssen, a wholly-owned subsidiary of Johnson & Johnson. Under the terms of the Janssen Agreement, Capricor and Janssen agreed to collaborate on the development of Capricor’s cell therapy program for cardiovascular applications, including its lead product candidate, CAP-1002. Capricor and Janssen further agreed to collaborate on the development of cell manufacturing in preparation for future clinical trials. Under the Janssen Agreement, Capricor was paid $12.5 million, and Capricor will contribute to the development of a chemistry, manufacturing and controls (“CMC”) package. In addition, Janssen has the exclusive right to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from Phase II of Capricor’s ALLSTAR clinical trial for CAP-1002. If Janssen exercises its option rights, Capricor would receive an upfront license fee and additional milestone payments, which may total up to $325.0 million. In addition, a royalty ranging from a low double-digit percentage to a lower-end of a mid-range double-digit percentage would be paid on sales of licensed products.

Company’s Technology – Cenderitide and CU-NP

The Company has entered into an exclusive license agreement for intellectual property rights related to natriuretic peptides with the Mayo Foundation for Medical Education and Research (“Mayo”), a Clinical Trial Funding Agreement with Medtronic, Inc. (“Medtronic”), and a Transfer Agreement with Medtronic, all of which also include certain intellectual property licensing provisions.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

7.	LICENSE AGREEMENTS (Continued)

Mayo License Agreement

The Company and Mayo previously entered into a Technology License Agreement with respect to Cenderitide on January 20, 2006, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2007, and which was amended on June 2, 2008 (as so amended, the “CD-NP Agreement”). On June 13, 2008, the Company and Mayo entered into a Technology License Agreement with respect to CU-NP (the “CU-NP Agreement”), which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008. On November 14, 2013, the Company entered into an Amended and Restated License Agreement with Mayo (the “Amended Mayo Agreement”). The Amended Mayo Agreement amends and restates in its entirety each of the CD-NP Agreement and the CU-NP Agreement, and creates a single amended and restated license agreement between the Company and Mayo with respect to CD-NP and CU-NP.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

7.	LICENSE AGREEMENTS (Continued)

Pursuant to its terms, the agreement expired in February 2012, following the completion of the Phase I clinical trial and the delivery of data and reports related to such study. Although the Medtronic agreement expired, there are certain provisions that survive the expiration of the agreement, including the obligation to pay royalties on products that might be covered by the Joint Intellectual Property. The Company and Medtronic have subsequently entered into a Transfer Agreement, described below.

Medtronic Transfer Agreement

On October 8, 2014, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with Medtronic to acquire patent rights relating to the formulation and pump delivery of natriuretic peptides. Pursuant to the Transfer Agreement, Medtronic has assigned to the Company all of its right, title and interest in all natriuretic peptide patents and patent applications previously owned by Medtronic or co-owned by Medtronic and the Company (“Natriuretic Peptide Patents”). Under the Transfer Agreement, the Company received all rights to the Natriuretic Peptide Patents, including the right to grant licenses and to make assignments without approval from Medtronic.

The Transfer Agreement became effective on October 8, 2014 and will expire simultaneously at the expiration of the last to expire of the valid claims. Both parties have the right to terminate the Transfer Agreement upon 30 days written notice to the other party in the event of a default which has not been cured within such 30-day period. In addition, Medtronic has the right to terminate the Transfer Agreement and to have the rights to the Natriuretic Peptide Patents reassigned to it by the Company if either the Company, an affiliate, or a non-party licensee fails to commence a clinical trial of a CD-NP product within 18 months from the effective date.

In the event of a termination of the Transfer Agreement, (i) the Natriuretic Peptide Patents which were not owned or co-owned by the Company prior to the effective date of the Transfer Agreement shall be assigned back to Medtronic; (ii) the Company’s rights in the Natriuretic Peptide Patents that were co-owned by Capricor pursuant to the Clinical Trial Funding Agreement will remain with the Company, subject to the surviving terms and provisions thereof; and (iii) the Company shall assign back to Medtronic those rights that were co-owned by Medtronic pursuant to the Clinical Trial Funding Agreement.

Pursuant to the Transfer Agreement, Medtronic was paid an upfront payment of $100,000, and the Company is obligated to pay Medtronic a mid-single-digit royalty on net sales of products, a low double-digit percentage of any consideration received from any sublicenses or other grant of rights, and a mid-double-digit percentage of any monetary awards or settlements received by the Company as a result of enforcement of the Natriuretic Peptide Patents against a non-party entity, less the costs and attorney’s fees incurred to enforce the Natriuretic Peptide Patents. In addition, there are additional payments that may become due from the Company upon the achievement of certain defined milestones, which payments, in the aggregate, total up to $7.0 million.

8.	RELATED PARTY TRANSACTIONS

Lease and Sub-Lease Agreement

As noted above, Capricor Therapeutics is party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 6 – “Commitments and Contingencies”). Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute, the Co-Founder of Capricor and Scientific Advisory Board Chairman of Capricor.

Beginning May 1, 2012, pursuant to a sublease agreement, Capricor subleased part of its office space to Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, for $2,500 per month. On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Litvack, for $2,500 per month. The sublease is on a month-to-month basis. For both of the years ended December 31, 2014 and 2013, Capricor recognized $30,000 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

8.	RELATED PARTY TRANSACTIONS (Continued)

Consulting Agreements

Effective May 1, 2012, Frank Litvack, the Company’s Executive Chairman, entered into a consulting agreement with Capricor whereby Capricor was obligated to pay Dr. Litvack fees of $4,000 per month for consulting services. Effective January 1, 2013, the payment amount was increased to $10,000 per month payable for consulting services. The agreement is terminable upon 30 days’ notice. On March 24, 2014, Capricor entered into a written consulting agreement with Dr. Litvack memorializing the $10,000 per month compensation arrangement described above.

Payables to Related Party

At December 31, 2014 and 2013, the Company had accounts payable and accrued expenses to related parties totaling $433,712 and $423,997, respectively. CSMC accounts for approximately $421,328 and $423,997 of the total accounts payable and accrued expenses to related parties as of December 31, 2014 and 2013, respectively.

9.	SUBSEQUENT EVENTS

January 2015 Financing

On January 9, 2015, the Company entered into a Share Purchase Agreement with select investors pursuant to which the Company agreed to issue and sell to the investors, in a private placement (“PIPE 1”), an aggregate of 2,839,045 shares of its common stock at a price per share of $3.523 for an aggregate purchase price of approximately $10,000,000.

In connection with PIPE 1, the Company also entered into a Registration Rights Agreement with the PIPE 1 investors on January 9, 2015. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated (i) to prepare and file with the SEC a registration statement to register for resale the shares issued in PIPE 1, and (ii) to use its reasonable best efforts to cause the applicable registration statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. The Company may also be required to effect certain registrations to register for resale the shares in connection with certain “piggy-back” registration rights granted to the PIPE 1 investors. The Company will be required to pay to each PIPE 1 investor liquidated damages equal to 1.0% of the aggregate purchase price paid by such investor pursuant to the PIPE 1 Share Purchase Agreement for the shares per month (up to a cap of 10.0%) if it does not meet certain obligations with respect to the registration of the shares, subject to certain conditions.

On February 2, 2015, the Company entered into an amendment to the PIPE 1 Share Purchase Agreement with certain of the PIPE 1 investors, which amended certain provisions of such Share Purchase Agreement limiting the Company’s ability to issue additional shares of its common stock until the filing of an effective registration statement for the PIPE 1 shares. As a result of such amendment, the restriction on the issuance of additional shares was eliminated.

February 2015 Financing

On February 3, 2015, the Company entered into a Share Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors, in a private placement (“PIPE 2”), an aggregate of 1,658,822 shares of its common stock, par value $0.001 per share, at a price per share of $4.25 for an aggregate purchase price of approximately $7,050,000.

In connection with PIPE 2, the Company entered into a Registration Rights Agreement with the investors in PIPE 2 on February 3, 2015. Pursuant to the terms of the Registration Rights Agreement for PIPE 2, the Company is obligated (i) to prepare and file with the SEC a registration statement to register for resale the shares issued in PIPE 2, and (ii) to use its reasonable best efforts to cause the applicable registration statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. The Company may also be required to effect certain registrations to register for resale the shares in connection with certain “piggy-back” registration rights granted to the PIPE 2 investors. The Company will be required to pay to each PIPE 2 investor liquidated damages equal to 1.0% of the aggregate purchase price paid by such investor pursuant to the PIPE 2 Share Purchase Agreement for the shares per month (up to a cap of 10.0%) if it does not meet certain obligations with respect to the registration of the shares, subject to certain conditions.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

9.	SUBSEQUENT EVENTS (Continued)

Stock Option Grants

In March 2015, the Company granted a total of 821,392 stock options to its employees and directors.

Second Amendment to Office Lease

On March 3, 2015, Capricor executed a Second Amendment to Lease with The Bubble Real Estate Company, LLC, pursuant to which (i) additional space was added to the Company’s corporate office lease and (ii) the Company exercised its option to extend the lease term through June 30, 2016. Under the terms of the amendment, commencing February 2, 2015, the base rent will be $17,957 for one month, and, commencing March 2, 2015, will increase to $21,420 per month for four months. Commencing July 1, 2015, the base rent will increase to $22,111 per month for the remainder of the lease term.

Amendment to Exosomes License Agreement

On February 27, 2015, Capricor and CSMC entered into a First Amendment to Exclusive License Agreement, thereby amending the Exosomes License Agreement (the “Exosomes License Amendment”).  Under the Exosomes License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes four additional patent applications; (ii) Capricor is required to pay CSMC an upfront fee of $20,000; (iii) Capricor is required to reimburse CSMC approximately $34,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iv) Capricor is required to pay CSMC certain defined product development milestone payments upon reaching certain phases of its clinical studies and upon receiving approval of a product from the FDA.  The product development milestones range from $15,000 upon the dosing of the first patient in a Phase I clinical trial of a product to $75,000 upon receipt of FDA approval of a product.  The maximum aggregate amount of milestone payments payable under the Exosomes License Agreement, as amended, is $190,000.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (“COSO”). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014. Management is transitioning its assessment of the effectiveness of our internal control over financial reporting from the criteria outlined by the 1992 framework issued by COSO to its 2013 framework, and expects to complete this transition during 2015.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Positions Held
Linda Marbán, Ph.D.	51	President, Chief Executive Officer and Director
Anthony Bergmann, M.B.A.	29	Principal Financial Officer and Vice President of Finance
Karen G. Krasney, J.D.	62	Executive Vice President and General Counsel
Andrew Hamer, M.D.	53	Vice President of Medical Affairs
Rachel Smith, Ph.D.	36	Vice President of Research and Development
Frank Litvack, M.D.	59	Executive Chairman and Director
Joshua Kazam	38	Director
Gregory W. Schafer	50	Director
Earl M. (Duke) Collier, Jr.	67	Director
David B. Musket	56	Director
Louis Manzo	76	Director
Louis J. Grasmick	90	Director
George W. Dunbar, Jr.	68	Director

Linda Marbán, Ph.D. Dr. Marbán is currently serving as our Chief Executive Officer. Co-founder of Capricor, Inc., our wholly-owned subsidiary, Dr. Marbán has been with Capricor, Inc. since 2005 and became its Chief Executive Officer in 2010. She combines her background in research with her business experience to lead Capricor and create a path to commercialization for its novel cardiac therapies. Dr. Marbán was the lead negotiator in procuring the license agreements that are the foundation of Capricor, Inc.’s intellectual property portfolio. Under her direction as Chief Executive Officer, Capricor, Inc. secured approximately $27.0 million in non-dilutive grants and a loan award which funds Capricor, Inc.’s R&D programs and clinical trials involving its CAP-1002 product. Dr. Marbán’s deep knowledge of the cardiac space, in particular, allows her to provide unique direction for the Company’s development and growth. From 2003 to 2009, Dr. Marbán was with Excigen, Inc., a biotechnology start-up company, where she was responsible for business development, operations, pre-clinical research, and supervising the development of gene therapy products in a joint development agreement with Genzyme Corp. While at Excigen, she also negotiated a joint development and sublicense agreement with Medtronic Corp. utilizing Excigen’s technology and supervised the building of a lab in which the work was to be performed. Dr. Marbán began her career in academic science, first at the Cleveland Clinic Foundation working on the biophysical properties of cardiac muscle. That work continued when she moved to a postdoctoral fellowship at Johns Hopkins University, or JHU. While at JHU, she advanced to the rank of Research Assistant Professor in the Department of Pediatrics, continuing her work on the mechanism of contractile dysfunction in heart failure. Her tenure at JHU ran from 2000 to 2003. Dr. Marbán earned a Ph.D. from Case Western Reserve University in cardiac physiology.

Anthony Bergmann, M.B.A. Prior to joining Capricor, Mr. Bergmann had experience in accounting, finance and operations management of companies ranging in size from start-ups to mid-size companies. Most recently he was with the business management firm, Gettleson, Witzer and O’Connor, in Beverly Hills, California, where he focused on accounting and finance for several production studios generating motion picture releases and worldwide revenue that exceeded $1 billion. The firm’s clients included foundations, trusts, and independent actors, writers, producers and directors across the entertainment industry. While at the firm, he focused on budgeting, tax forecasting and asset management. Earlier in his career, Mr. Bergmann served in financial positions in various industries. Mr. Bergmann joined Capricor in 2011 and served as the Director of Finance until November 2013. After the merger with Nile Therapeutics, Inc., he was made the Vice President of Finance. He also serves as the Company’s corporate treasurer. Mr. Bergmann assisted with the Company’s Series A-3 $6.0 million Preferred Stock offering, helped structure the Company’s successful $19.8 million budget proposal to the California Institute for Regenerative Medicine and coordinated the Company’s reverse merger and Private Placements yielding over $17 million in early 2015. He has experience in developing corporate and financial strategy alternatives and executing on strategic plans Mr. Bergmann is responsible for all aspects of the Company’s finance, accounting and human resource functions. Mr. Bergmann graduated from Providence College with a Bachelor of Science degree in Management, and a minor in Finance. He has an M.B.A. from the University of Southern California’s Marshall School of Business. He is actively involved in various venture capital and entrepreneurial associations throughout the Los Angeles area.

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

Frank Litvack, M.D., FACC. Dr. Litvack is currently serving as our Executive Chairman and as a member of our Compensation Committee. Dr. Litvack is a native of Canada. He completed medical school and residency at McGill University in Montreal and a Cardiovascular Fellowship at Cedars-Sinai Medical Center in Los Angeles, where he subsequently became co-director of the Cardiovascular Intervention Center and Professor of Medicine at UCLA. There he led a prominent clinical and research program known for its excellence in innovation, care and leadership in Translational Medicine. Dr. Litvack was Board certified in Internal Medicine, Cardiovascular Diseases and Interventional Cardiology. He has published more than one hundred research articles and chapters and is the recipient of several awards, including an American Heart Association Young Investigator Award, the Leon Goldman Medical Excellence Award for contributions to the field of biomedical optics and the United States Space Technology and Space Foundation Hall of Fame for pioneering work with the excimer laser. Dr. Litvack left full-time practice and academics in 2000 to concentrate on entrepreneurial activities. Dr. Litvack has founded and operated several healthcare ventures, both as chairman and/or chief executive officer, including Progressive Angioplasty Systems Inc., a medical device company that was acquired by United States Surgical Corp. in 1998; Savacor, Inc., a medical device company that was acquired by St. Jude Medical in 2005; Conor Medsystems, Inc., a publicly traded medical device company that was acquired by Johnson & Johnson in 2007 and several others; and Entourage Medical Technologies Inc., a medical device company currently in development. He presently sits on the boards of several early stage healthcare companies and was a former director of publicly traded Nile Therapeutics, Inc. from 2009-2012. Dr. Litvack joined the Board of Capricor, Inc. as Executive Chairman in 2012. Dr. Litvack is currently a General Partner in Pura Vida Investment, LLC, a healthcare hedge fund, and is serving as a Director on the Board of Cardiovascular Research Foundation, a non-profit research and education entity.

Joshua A. Kazam.  Mr. Kazam served as Nile Therapeutics, Inc.’s non-employee President and Chief Executive Officer from June 2009 through August 2012, and has been serving as a director of the Company since its inception in August 2005. In June 2009, Mr. Kazam co-founded Two River Consulting, LLC, a consulting firm. He has also served as an officer and director of Riverbank Capital Securities, Inc., a FINRA member broker dealer, since October 2005. From 2002 to 2004, Mr. Kazam served as the Director of Investment Management for the Orion Biomedical Fund, a private equity fund focused on biotechnology investments. From its inception in August 2005 until September 2010, Mr. Kazam also co-founded and served as a director of Arno Therapeutics, Inc., a publicly-held, New Jersey-based biopharmaceutical company focused on the treatment of cancer patients. Mr. Kazam is also a founder and director of Kite Pharma (NASDAQ: KITE), a publicly-traded biotechnology company, and serves as a director of Velcera, Inc., a privately-held specialty pharmaceutical company.  Mr. Kazam received his degree in Entrepreneurial Management from the Wharton School of the University of Pennsylvania.

Gregory W. Schafer. Mr. Schafer has served as a director of the Company since January 2008, and also serves as Chairman of the Audit Committee and as a member of the Nominating and Corporate Governance Committee. Mr. Schafer has served as Chief Operating Officer of Aduro Biotech, Inc., a biotechnology company focused on immuno-oncology, since July 2013. From June 2010 to June 2013, Mr. Schafer served as Chief Financial Officer of Jennerex, a biotherapeutics company focused on oncology. From April 2009 to June 2010, Mr. Schafer served as an independent consultant to private and public biotechnology companies. From April 2006 to January 2009, Mr. Schafer served as the Vice President and Chief Financial Officer of Onyx Pharmaceuticals, Inc., a publicly-held, California- based biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. Prior to Onyx, from 2004 to 2006, Mr. Schafer served as a consultant to several private and public biotechnology companies. From 1997 to 2004, Mr. Schafer held various executive positions at Cerus Corporation, a public biotechnology company, including Vice President and Chief Financial Officer. Prior to joining Cerus, Mr. Schafer worked as a management consultant for Deloitte & Touche LLP. Mr. Schafer holds an M.B.A. from the Anderson Graduate School of Management at UCLA and a BSE in Mechanical Engineering from the University of Pennsylvania.

Earl M. (Duke) Collier, Jr. Mr. Collier joined the Capricor, Inc. Board of Directors in 2011 and is a member of the Company’s Nominating and Corporate Governance Committee. From 2010-2014, he served as the Chief Executive Officer of 480 Biomedical, a medical device company developing products used in the treatment of peripheral artery disease, and the executive chairman of Arsenal Medical, Inc., a medical device company.  Mr. Collier was formerly Executive Vice President at Genzyme Corporation, a biotechnology company acquired by Sanofi for $20.1 billion in 2011. During his tenure at Genzyme, Mr. Collier was responsible for building the biosurgery business and overseeing the company’s efforts in oncology, multiple sclerosis and other immune disorders. He led some of Genzyme’s significant acquisitions and the formation of MG Biotherapeutics, Genzyme’s joint venture with Medtronic Inc., which focused on cardiac cell therapy.  Mr. Collier also served as President of Vitas Healthcare, a hospice provider, as a partner at the Washington, DC-based law firm of Hogan and Hartson and as Deputy Administrator of the Health Care Finance Administration (now CMS) in the U.S. Department of Health & Human Services.  He is also chairman of the board of trustees for the Newton-Wellesley Hospital, serves on the board of Partners HealthCare System and as Chair of the Innovation Advisory Board of Partners HealthCare.   From 2006 to 2009, Mr. Collier served as a director of publicly-traded Decode Genetics Inc. (DGI Resolution, Inc.), a biopharmaceutical company, and he currently serves on the board of directors of Tesaro, Inc., a publicly-traded biopharmaceutical company, and on the board of directors of Transmedics, a private medical device company.  Mr. Collier earned a Bachelor of Arts degree at Yale University and received a law degree from the University of Virginia Law School.

David B. Musket. Mr. Musket joined the Capricor, Inc. Board of Directors in 2012 and is a member of the Company’s Audit Committee and Compensation Committee. Mr. Musket has vast experience in strategic finance and has been following developments in the pharmaceutical and medical device industries for over 30 years. Mr. Musket began his investment career as an equities research analyst at Goldman Sachs & Co. following the pharmaceutical industry. In 1991 he founded Musket Research Associates, a venture banking firm focused exclusively on emerging healthcare companies. In 1996 he co-founded ProMed Management, a healthcare-focused investment partnership. He is still actively involved with both of these entities. He has served on the boards of several private and public companies throughout his career, and is currently on the board of privately held TherOx, Inc., a medical device company. From 1999 to 2007, Mr. Musket served on the board of directors of publicly traded Conor MedSystems, Inc., a medical device company sold to Johnson & Johnson in 2007 for $1.4 billion. Mr. Musket holds a Bachelor of Arts degree in Biology and Psychology from Boston College.

Louis Manzo. Mr. Manzo was one of the initial investors in Capricor, Inc. and joined the Capricor, Inc. Board of Directors in 2006. Mr. Manzo is also a member of the Company’s Compensation Committee and Nominating and Corporate Governance Committee. Mr. Manzo has been a prominent Baltimore entrepreneur for over three decades and has extensive experience in the area of finance. Mr. Manzo received his Bachelor of Science degree from the University of Notre Dame and his M.B.A. from Harvard Business School. He served in the armed forces as an officer in the United States Navy. After completing his M.B.A. at Harvard, Mr. Manzo joined, and in a few years became General Partner of, Baker, Watts & Co., a New York Stock Exchange Member Firm. His experience there included being Director of Equity Research and, later, the Head of Corporate Finance. During the 1980’s, Mr. Manzo started his own private investment firm, LVM Venture Partners. Beginning in 1989, Mr. Manzo became part of the founders group which helped a Johns Hopkins cardiologist fund his launching of a research center for preventive cardiology. Mr. Manzo remained as an advisor during the center’s formative years. His continued interest in preventive research included a major investment to research the use of protein modeling for early disease detection. Since 2002, he has been following and supporting research into the use of adult stem cells in the repair of spinal cord and heart damage. The list of private company boards, senior advisory roles, and charities that Mr. Manzo has been involved with over the years are numerous and varied, including: the Johns Hopkins Preventive Cardiology Center, a hospital center; Greater Baltimore Medical Center, a hospital; Goodwill Industries of Maryland, a non-profit organization; E.I.L. Instruments, Inc., an instrument company; and Notre Dame University of Maryland, a private university.

Louis J. Grasmick. Mr. Grasmick was one of the initial investors in Capricor, Inc. and joined the Capricor, Inc. Board of Directors in 2006. Mr. Grasmick is a prominent Baltimore philanthropist and entrepreneur with over fifty years of executive experience. He is the Chief Executive Officer of the Louis J. Grasmick Lumber Company, a supplier of industrial lumber, which he founded after playing professional baseball for seven years. His many accomplishments and positions include being director of the Harbor Bank of Maryland’s Executive Committee, as well as past president of Signal 13, a non-profit organization. Mr. Grasmick currently sits on the board of directors for The Johns Hopkins Hospital Broccoli Center. Voted “Man of the Year” by both the Baltimore Junior Association of Commerce and the Variety Club, he was also honored by the Children’s Guild of Maryland in 2009 with their award for “Making the Impossible Possible”.

George W. Dunbar, Jr. Mr. Dunbar joined the Capricor, Inc. Board of Directors in 2012 and is a member of the Company’s Audit Committee and Compensation Committee. Mr. Dunbar is currently President and Chief Executive Officer of ISTO Technologies. Inc., a privately-held biotechnology company. Mr. Dunbar has extensive healthcare and life sciences operating experience, and has served as a former director or chief executive officer with a number of private and public life science companies. Prior to joining ISTO, commencing in 2010, Mr. Dunbar served as a Venture Partner with Arboretum Ventures, a leading healthcare venture capital firm. He has served as a board member for the following portfolio companies: IntelliCyt, a provider of high throughput screening and analytics for aiding drug discovery, KFx Medical, a medical device company (as chair), and CerviLenz, Inc., a medical device company (as executive chair). He was a past director and executive chair of Accuri Cytometers (now Becton Dickinson & Co.), a cell analysis and flow cytometer company. Mr. Dunbar has also served as the chief executive officer and/or a director of several publicly traded companies, all of which are involved in the healthcare industry. Previously, he served as Chairman and Chief Executive Officer of publicly traded Aastrom Biosciences, a biotechnology company developing therapies for severe, chronic cardiovascular diseases; as a director and Chief Executive Officer of publicly traded Stem Cells Inc. (formerly Cyto Therapeutics), a company engaged in the development of stem cell therapies; as a director and Chief Executive Officer of publicly traded Metra Biosystems, a bio-marker discovery company; as a director of publicly traded DepoTech, a biotechnology company; as a director of publicly traded LJL Biosystems, a provider of drug discovery automated systems to the life sciences industry; and as a director of publicly traded Quidel Corporation, a company which develops and markets diagnostic testing solutions. Mr. Dunbar has also worked with several venture capital groups and served as an advisor, director or chief executive officer to several private life sciences companies, including Quantum Dot, a Versant Ventures/MPM Capital company; Targesome, an Alloy Ventures/CHL Medical Partners company; and Epic Therapeutics, an MPM Capital/Proquest Investments company. He has also held senior leadership positions with Ares-Serono, now Merck- Serono, and Amersham International, now GE Healthcare. Mr. Dunbar attended Auburn University where he graduated with a Bachelor of Science degree in Electrical Engineering and later received his M.B.A. He currently serves on the Harbert College of Business M.B.A. Advisory Board and is an advisor to Vanderbilt University’s Center for Technology Transfer and Commercialization.

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as an early-stage public biopharmaceutical company. Our directors bring their leadership experience from a variety of life science and other companies and professional backgrounds which we require to continue to grow and bring value to our stockholders. Dr. Frank Litvack, our Executive Chairman, has a wealth of business building experience and medical expertise that ensures that our activities are anchored in sound scientific research and solid business planning and practices. As an accomplished veteran of the healthcare industry who has orchestrated the founding, development and sale of several medical technology companies, we believe that Dr. Litvack provides invaluable knowledge and leadership to the company. Dr. Linda Marbán brings a wealth of knowledge in research and development especially for the treatment of cardiovascular disease. She has over a decade of experience in early stage life sciences companies, as well as business development expertise. Mr. Kazam and Mr. Musket have venture capital or investment banking backgrounds and offer expertise in financing and growing small biopharmaceutical companies. Each of Mr. Collier, Dunbar, Kazam, Manzo, Grasmick, Musket, and Mr. Schafer have significant experience with early stage private and public companies and bring depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Additionally, Mr. Dunbar and Mr. Collier have extensive experience in the pharmaceutical industry, allowing them to contribute their significant operational experience. As a result of his experience in the role of chief financial officer of public companies, Mr. Schafer also brings extensive finance, accounting and risk management knowledge to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of the forms submitted to it during the last fiscal year, the Company believes that, during the last fiscal year, all such reports were timely filed except for a Form 4 filed by Joshua Kazam, a director, reporting the issuance of stock options; and a Form 4 filed by Gregory Schafer, a director, reporting the issuance of stock options.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all directors, officers, employees, consultants, contractors and agents, wherever they are located and whether they work for us on a full or part-time basis. The Code was designed to help such directors, employees and other agents to resolve ethical issues encountered in the business environment. The Code covers topics such as conflicts of interest, compliance with laws, confidentiality of Company information, encouraging the reporting of any violations of the Code, fair dealing and protection and use of Company assets.

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

Audit Committee

The current members of our Audit Committee are Mr. Gregory Schafer (Chair), Mr. George Dunbar and Mr. David Musket. The Board has determined that all members of the Audit Committee are “independent” within the meaning of the applicable listing standard of the Nasdaq Stock Market. The Board has determined that Mr. Schafer qualifies as an “audit committee financial expert,” as defined by the applicable rules of the SEC. The Audit Committee of the Board is a separately-designated standing audit committee established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act ”). The Audit Committee has adopted a written charter that is available on the Corporate Governance section of our website at www.capricor.com.

Compensation Committee

The current members of our Compensation Committee are Dr. Frank Litvack (Chair), Mr. Louis Manzo, Mr. George Dunbar and Mr. David Musket. The Compensation Committee is required to operate in accordance with Nasdaq rules, and the Board has determined that all members of the Compensation Committee are “independent” within the meaning of the applicable listing standards of the Nasdaq Stock Market. The Compensation Committee has adopted a written charter that is available on the Corporate Governance section of our website at www.capricor.com.

Nominating and Corporate Governance Committee

The current members of our Nominating and Corporate Governance Committee are Mr. Earl Collier, Mr. Gregory Schafer and Mr. Louis Manzo. The Board has determined that all members of the Nominating and Corporate Governance Committee are “independent” within the meaning of the applicable listing standard of the Nasdaq Stock Market. The Nominating and Corporate Governance Committee has adopted a written charter that is available on the Corporate Governance section of our website at www.capricor.com.

Risk Assessment of Compensation Programs

We do not believe that our compensation programs create risks that are reasonably likely to have a material adverse effect on our Company. We believe that the combination of different types of compensation as well as the overall amount of compensation, together with our internal controls and oversight by our Board of Directors, mitigates potential risks.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table reflects cash and non-cash compensation for the 2014 and 2013 fiscal years awarded to or earned by (i) each individual serving as our principal executive officer during the fiscal year ended December 31, 2014; and (ii) the two most highly-compensated individuals, other than our principal executive officer, that served as an executive officer at the end of the fiscal year ended December 31, 2014 and who received in excess of $100,000 in total compensation during such fiscal year. We refer to these individuals as our “named executive officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Linda Marbán, Ph.D.	2013	$232,344	–	$108,200	–		$340,544
Chief Executive Officer	2014	$232,909	–	–	–		$232,909

Karen Krasney, J.D.	2013	$189,390	–	–	$1,000	(2)	$190,390
Executive Vice President & General Counsel	2014	$243,750	–	–	$1,000	(2)	$244,750

Andrew Hamer, M.D.	2013	$28,977	–	$24,761	–		$53,738
Vice President of Medical Affairs	2014	$225,000	–	–	–		$225,000

(1)	Amounts reflect the grant date fair value of awards granted under the Company’s 2012 Restated Equity Incentive Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”. Assumptions used in the calculation of these amounts are included in Note 4 – “Stock Awards, Warrants and Options”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. See the “Outstanding Equity Awards at Fiscal Year-End” table, below, for information regarding all option awards outstanding as of December 31, 2014.

(2)	Represents premiums contributed by Capricor for the employee’s Health Flexible Spending account.

Employment Agreements and Post-Termination Benefits

Linda Marbán, Ph.D.  — President and Chief Executive Officer

Dr. Linda Marbán’s employment as our Chief Executive Officer is subject to the terms of that certain employment agreement dated September 1, 2010, by and between Capricor and Dr. Marbán. In accordance with the agreement, Dr. Marbán is required to devote three-fourths of her time to the position of Chief Executive Officer and is entitled to an annual salary of $150,000, which salary was increased to approximately $232,909 for the period ended December 31, 2014. Dr. Marbán’s employment is at-will, and she has also signed an employee invention assignment, non-disclosure, non-solicitation, and non-competition agreement. In addition, in 2010, Capricor issued to Dr. Marbán a 10-year stock option to purchase 414,971 shares of our common stock at an exercise price of $0.37 per share calculated after giving effect to the merger between Nile and Capricor, Inc. The vesting schedule for that grant is as follows: 25% of the shares of common stock subject to the option vested immediately; 20% of the remaining shares of common stock subject to the option have vested or will vest on each of September 1, 2011, September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015. In 2013, Dr. Marbán was granted a second 10-year stock option to purchase 414,971 shares of our common stock at an exercise price of $0.30 per share calculated after giving effect to the merger between Nile and Capricor, Inc., and which vests over a four-year period at the rate of 25% per year commencing June 1, 2014. Notwithstanding the vesting schedule, early exercise of options is permissible pursuant to her option agreement. The first grant was awarded pursuant to the Company’s 2006 Stock Option Plan and the second grant was awarded pursuant to the Company’s 2012 Restated Equity Incentive Plan. Additionally, on March 3, 2015, Dr. Marbán was awarded a 10-year option to purchase 250,000 shares of our common stock at an exercise price of $5.78 per share. 1/48th of the shares subject to this option grant will vest per month commencing on April 1, 2015. Notwithstanding the vesting schedule, early exercise of options is permissible pursuant to Dr. Marbán’s option agreement. The grant was awarded pursuant to the Company’s 2012 Restated Equity Incentive Plan. In the event the employment agreement is terminated during the term other than for cause, death or disability, she would be entitled to receive a severance payment equal to three months’ salary then in effect. In addition, if upon the hiring of a new Chief Executive Officer, Capricor does not employ Dr. Marbán at a level of at least a Vice President, she would be entitled to receive a severance payment equal to three months’ salary and the vesting of her then unvested options would be accelerated by six months.

Karen Krasney, J.D. — Executive Vice President, General Counsel

Karen Krasney’s employment as our Executive Vice President and General Counsel is pursuant to an oral agreement which commenced March 1, 2012. As of December 31, 2014, Ms. Krasney’s base salary was $250,000 per year. Commencing as of March 1, 2015, Ms. Krasney’s base salary was increased to $255,000 per year. In addition, Ms. Krasney has signed an at-will employment, confidential information, and invention assignment agreement, and an arbitration agreement. Additionally, in 2012, Ms. Krasney was granted a 10-year option to purchase 189,320 shares of our common stock at an exercise price of $0.37 per share calculated after giving effect to the merger between Nile and Capricor, Inc. 25% of the option shares vested November 1, 2012 and the remainder is vesting at the rate of 1/36 per month on the first day of each month commencing December 1, 2012. Notwithstanding the vesting schedule, early exercise of options is permissible pursuant to her option agreement. The grant was awarded pursuant to the Company’s 2012 Restated Equity Incentive Plan. Additionally, on March 3, 2015, Ms. Krasney was awarded a 10-year option to purchase 30,000 shares of our common stock at an exercise price of $5.78 per share. 1/48th of the shares subject to this option grant will vest per month commencing on April 1, 2015. Notwithstanding the vesting schedule, early exercise of options is permissible pursuant to Ms. Krasney’s option agreement. The grant was awarded pursuant to the Company’s 2012 Restated Equity Incentive Plan.

Andrew Hamer, M.D. — Vice President of Medical Affairs

Dr. Andrew Hamer’s employment as our Vice President of Medical Affairs is pursuant to an employment agreement which commenced November 11, 2013. As of December 31, 2014, Dr. Hamer’s current base salary was $225,000 per year. Commencing as of March 1, 2015, Dr. Hamer’s base salary was increased to $240,750 per year. In addition, in the event that the Employee is terminated without cause during the term of the agreement, then the Company is obligated to pay him a severance payment equal to three (3) months of his base salary then in effect, provided that he executes a general release of all claims requested by the Company. In addition, Dr. Hamer has signed an at-will employment, confidential information, and invention assignment agreement, and an arbitration agreement. Additionally, in 2013, Dr. Hamer was granted a 10-year option to purchase 94,659 shares of our common stock at an exercise price of $0.30 per share calculated after giving effect to the merger between Nile and Capricor, Inc. The shares of common stock subject to this option vest 25% per year over 4 years commencing December 1, 2014. Notwithstanding the vesting schedule, early exercise of options is permissible pursuant to his option agreement. The grant was awarded pursuant to the Company’s 2012 Restated Equity Incentive Plan. Additionally, on March 3, 2015, Dr. Hamer was awarded a 10-year option to purchase 25,000 shares of our common stock at an exercise price of $5.78 per share. 1/48th of the shares subject to this option grant will vest per month commencing on April 1, 2015. Notwithstanding the vesting schedule, early exercise of options is permissible pursuant to Dr. Hamer’s option agreement. The grant was awarded pursuant to the Company’s 2012 Restated Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised stock options held by the named executive officers at December 31, 2014:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Linda Marbán, Ph.D.	352,725	62,246	—	0.37	09/01/2020	(1)
	103,742	311,229	—	0.30	05/14/2023	(2)(5)

Karen Krasney, J.D.	145,934	43,386	—	0.37	11/13/2022	(3)(5)

Andrew Hamer, M.D.	23,664	70,995	—	0.30	11/15/2023	(4)(5)

(1)	Vesting schedule is as follows: 25% of the shares of common stock subject to this option vested immediately. 20% of the remaining shares of common stock subject to this option have vested or will vest on each of September 1, 2011, September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015.

(2)	Vesting schedule is as follows: The shares of common stock subject to this option vest 25% per year over 4 years commencing June 1, 2014.

(3)	Vesting schedule is as follows: 25% of the shares of common stock subject to this option vested immediately, with the remainder vesting over 36 months commencing December 1, 2012.

(4)	Vesting schedule is as follows: The shares of common stock subject to this option vest 25% per year over 4 years commencing December 1, 2014.

(5)	The options issued under the 2012 Restated Equity Incentive Plan are subject to early exercise. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

Compensation of Directors

The following table sets forth the compensation received by our directors for their service in fiscal year 2014. Dr. Marbán is not listed below since she is an employee of the Company and receives no additional compensation for serving on our Board of Directors or its committees.

Name	Fees Earned or Paid in Cash	Option Awards (1) (3)	Total
Frank Litvack, M.D.	$120,000	—	$120,000
George Dunbar	—	—	—
Louis Manzo	—	—	—
Louis Grasmick	—	—	—
Earl Collier	—	—	—
David Musket	—	—	—
Joshua Kazam (2) (4)	—	$339,137	$339,137
Gregory Schafer (4)	—	$339,137	$339,137

(1)	Amounts reflect the grant date fair value of awards granted under the 2012 Restated Equity Incentive Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”. Assumptions used in the calculation of these amounts are included in Note 4 – “Stock Awards, Warrants and Options”, of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	Mr. Kazam was previously a member of the Nile Therapeutics, Inc. Board. Pursuant to the terms of Nile’s services agreement with Two River Consulting, LLC, or TRC, Mr. Kazam served as Nile’s non-employee President and Chief Executive Officer from June 2009 until Dr. Horton’s appointment as President and Chief Executive Officer on August 6, 2012. Mr. Kazam received no direct compensation for his services as President and Chief Executive Officer, though, as a principal owner of TRC, he indirectly received a portion of the monthly cash fees paid to TRC under the services agreement. The TRC agreement was terminated at the close of the merger between Nile and Capricor. Amounts reflected in the table above represent compensation received solely for Mr. Kazam’s services as a director in accordance with the standard compensation applicable to our other non-employee directors.

(3)	Options exercisable for the following number of shares were outstanding as of December 31, 2014: Dr. Litvack – 1,893,190 shares; Mr. Dunbar – 168,570 shares; Mr. Manzo – 396,803 shares; Mr. Grasmick – 396,803 shares; Mr. Collier – 168,570 shares; Mr. Musket – 168,570 shares; Mr. Kazam – 83,661 shares; and Mr. Schafer – 83,661 shares.

(4)	Mr. Kazam and Mr. Schafer were granted options in recognition of their services to the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 3, 2015 by:

•	each of our directors;

•	each named executive officer as defined and named in this Annual Report on Form 10-K;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own more than five percent of our common stock (based on information supplied in Schedules 13D and 13G filed with the SEC).

Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock shown to be held by that person. The address of each named executive officer and director, unless indicated otherwise, is c/o Capricor Therapeutics, Inc., 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned(1)
Named Executive Officers and Directors:
Frank Litvack, M.D.(2)	1,817,154	10.1
George Dunbar(3)	137,415	*
Louis Manzo(4)	1,039,687	6.3
Louis Grasmick(5)	1,405,084	8.5
Earl Collier(6)	176,070	1.1
David Musket(7)	248,377	1.5
Joshua Kazam(8)	82,385	*
Gregory Schafer(9)	38,417	*
Linda Marbán, Ph.D.(10)	726,240	4.4
Karen Krasney, J.D.(11)	174,001	1.1
Andrew Hamer(12)	24,705	*
Directors and executive officers as a group (13 individuals)	5,982,875	29.8
5% Stockholders:
Dr. Eduardo Marbán(13) c/o 8840 Wilshire Blvd., 2nd Floor Beverly Hills, CA 90211	3,164,154	19.5
MD BTI, LLC(14) 2560 Lord Baltimore Drive Baltimore, MD 21244	2,360,712	14.6
Cedars-Sinai Medical Center(15) 8700 Beverly Blvd. West Hollywood, CA 90048	2,175,632	13.4

*Represents less than 1%.

(1)	We have based percentage ownership of our common stock on 16,221,985 shares of our common stock outstanding as of March 3, 2015. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and includes any shares as to which the security or holder has sole or shared voting power or dispositive power, and also any shares which the security holder has the right to acquire within 60 days of March 3, 2015, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security holder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)	Includes 1,817,154 shares issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days of March 3, 2015. The shares issuable upon the exercise of stock options issued to Dr. Litvack are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan and the Capricor Therapeutics, Inc. 2012 Non-Employee Director Stock Option Plan. As of March 3, 2015, Dr. Litvack has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(3)	Includes 137,415 shares issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days of March 3, 2015. The shares issuable upon the exercise of stock options issued to Mr. Dunbar are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Non-Employee Director Stock Option Plan. As of March 3, 2015, Mr. Dunbar has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(4)	Includes (i) 638,155 shares held by Coniston Corporation, an entity of which Louis Manzo holds all voting shares and 1% of the non-voting shares and of which 99% of the non-voting shares are held by several irrevocable trusts established for the benefit of Mr. Manzo’s children. Mr. Manzo holds all voting power with respect to the shares of Coniston Corporation; (ii) 28,384 shares held directly by Mr. Manzo; and (iii) 373,148 shares issuable upon the exercise of stock options held directly by Mr. Manzo that are exercisable or will become exercisable within 60 days of March 3, 2015. Certain shares issuable upon the exercise of stock options issued to Mr. Manzo are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Non-Employee Director Stock Option Plan. As of March 3, 2015, Mr. Manzo has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(5)	Includes (i) 1,039,436 shares held by Nancelou, Inc., an entity of which 50% is owned by Louis J. Grasmick and Nancy S. Grasmick, husband and wife, as tenants by the entirety, and the other 50% of which is owned by Grant I. Grasmick, the son of Louis J. Grasmick and Nancy S. Grasmick, and, as a result, Louis J. Grasmick, Nancy S. Grasmick and Grant I. Grasmick may be deemed to have shared voting and dispositive power with respect to the shares beneficially owned by Nancelou, Inc.; and (ii) 365,648 shares issuable upon the exercise of stock options held directly by Mr. Grasmick that are exercisable or will become exercisable within 60 days of March 3, 2015. Certain shares issuable upon the exercise of stock options issued to Mr. Grasmick are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Non-Employee Director Stock Option Plan. As of March 3, 2015, Mr. Grasmick has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(6)	Includes 176,070 shares issuable upon the exercise of stock options which are exercisable or will become exercisable within 60 days of March 3, 2015. The shares issuable upon the exercise of stock options issued to Mr. Collier are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Non-Employee Director Stock Option Plan. As of March 3, 2015, Mr. Collier has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(7)	Includes (i) 70,962 shares held by SEP FBO David B. Musket, Pershing LLC as Custodian; and (ii) 177,415 shares issuable upon the exercise of stock options held directly by David B. Musket, which are exercisable or will become exercisable within 60 days of March 3, 2015. The shares issuable upon the exercise of stock options issued to Mr. Musket are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Non-Employee Director Stock Option Plan. As of March 3, 2015, Mr. Musket has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(8)	Includes (i) 38,084 shares held directly by Joshua Kazam; (ii) 300 shares issuable upon the exercise of outstanding warrants held directly by Mr. Kazam; (iii) 12,276 shares held by the Kazam Family Trust, of which Mr. Kazam’s spouse is the trustee and his children are beneficiaries; (iv) 3,310 shares held by Mr. Kazam’s spouse as custodian for the benefit of their minor children, to which Mr. Kazam disclaims beneficial ownership except to the extent of his pecuniary interest therein; and (v) 28,415 shares issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days of March 3, 2015. The shares issuable upon the exercise of stock options issued to Mr. Kazam are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 3, 2015, Mr. Kazam has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(9)	Includes (i) 2 shares held by Mr. Schafer; and (ii) 38,415 shares issuable upon the exercise of stock options which are exercisable or will become exercisable within 60 days of March 3, 2015. The shares issuable upon the exercise of stock options issued to Mr. Schafer are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 3, 2015, Mr. Schafer has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(10)	Includes (i) 259,357 shares held by Dr. Linda Marbán, and (ii) 466,883 shares issuable upon the exercise of stock options held directly by Dr. Linda Marbán which are exercisable or will become exercisable within 60 days of March 3, 2015. Certain shares issuable upon the exercise of stock options issued to Dr. Linda Marbán are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 3, 2015, Dr. Linda Marbán has not indicated her intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(11)	Includes (i) 7,096 shares held by Karen Krasney-McCarthy and (ii) 166,905 shares issuable upon the exercise of stock options held directly by Ms. Krasney-McCarthy that are exercisable or will become exercisable within 60 days of March 3, 2015. The shares issuable upon the exercise of stock options issued to Ms. Krasney-McCarthy are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 3, 2015, Ms. Krasney-McCarthy has not indicated her intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(12)	Includes 24,705 shares issuable upon the exercise of stock options held directly by Dr. Hamer that are exercisable or will become exercisable within 60 days of March 3, 2015. The shares issuable upon the exercise of stock options issued to Dr. Hamer are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 3, 2015, Dr. Hamer has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(13)	Includes 3,164,154 shares held by Dr. Eduardo Marbán.

(14)	Includes (i) 1,556,141 shares held by MD BTI, LLC, (ii) 324,196 shares held by MD BTI, Inc.; and (iii) 480,375 shares held directly by Edward A. St. John, LLC. Edward A. St. John, LLC, a Delaware limited liability company, is the company manager (the “Company Manager”) of MD BTI, LLC. Edward A. St. John, an individual, is the general manager of Company Manager. As the company manager of MD BTI, LLC, Company Manager is deemed to be the beneficial owner of the shares held by MD BTI, LLC and is therefore deemed to have shared voting and dispositive power over the 1,556,141 shares held by MD BTI, LLC. Mr. St. John is the sole member and general manager of Company Manager and is therefore deemed to be the beneficial owner of the shares held by Company Manager. Additionally, Mr. St. John is the president of MD BTI, Inc. and is therefore deemed to be the beneficial owner of the shares held by MD BTI, Inc. As a result of the foregoing, Mr. St. John has the sole power to vote or direct the vote of 480,375 shares; has the shared power to vote or direct the vote of 1,880,337 shares; has the sole power to dispose or direct the disposition of 480,375 shares; and has the shared power to dispose or direct the disposition of 1,880,337 shares.

(15)	Includes 2,175,632 shares held by Cedars-Sinai Medical Center. Thomas M. Priselac, the President and Chief Executive Officer of Cedars-Sinai Medical Center, and Edward M. Prunchunas, the Senior Vice President and Chief Financial Officer of Cedars-Sinai Medical Center, are deemed to share voting and dispositive power with respect to the shares held by Cedars-Sinai Medical Center. The Company is a party to two Exclusive License Agreements and a lease agreement with Cedars-Sinai Medical Center. See the section of this Annual Report on Form 10-K entitled “Certain Relationships and Related Party Transactions”.

Securities Authorized for Issuance Under Equity Compensation Plans

Capricor Therapeutics, Inc. has three equity incentive plans that have been approved by stockholders: (i) the Amended and Restated 2005 Stock Option Plan (the former Nile plan); (ii) the 2006 Stock Option Plan; and (iii) the 2012 Restated Equity Incentive Plan. The Company also maintains the 2012 Non-Employee Director Stock Option Plan, which has not been approved by stockholders. The following table sets forth certain information as of December 31, 2014 with respect to the Company’s equity incentive plans:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders:
The Amended and Restated 2005 Stock Option Plan	10,600	$24.11	24,877
The 2006 Stock Option Plan	737,607	$0.38	-
The 2012 Restated Equity Incentive Plan	1,619,226	$1.39	1,773,573
Equity compensation plans not approved by stockholders:
The 2012 Non-employee Director Stock Option Plan(1)	2,637,267	$0.37	60,044
Total	5,004,700	$0.75	1,858,494

(1) See Note 4 – “Stock Awards, Warrants and Options”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the 2012 Non-employee Director Stock Option Plan.

ITEM 13. certain relationships and related transactions, and director independence

Certain Relationships and Related Transactions

Cedars-Sinai Medical Center

On July 27, 2010, Cedars-Sinai Medical Center (“CSMC”) acquired 263,158 shares of Capricor, Inc.’s Series A-2 Convertible Preferred Stock and on April 20, 2012 acquired 375,000 shares of Capricor, Inc.’s Series A-3 Convertible Preferred Stock, which were exchanged for 1,324,086 shares of common stock of the Company after the effects of the merger between Nile and Capricor, Inc. CSMC purchased additional shares under the Share Purchase Agreement dated January 9, 2015 for an additional 851,546 shares of common stock. CSMC beneficially owns more than five percent of our common stock.

On January 4, 2010, Capricor, Inc. entered into an Exclusive License Agreement with CSMC (the “CSMC License Agreement”), for certain intellectual property rights. In 2013, the CSMC License Agreement was amended twice resulting in, among other things, a reduction in the percentage of sublicense fees which would have been payable to CSMC. On January 9, 2014, Capricor, Inc. executed an Amended and Restated Exclusive License Agreement with CSMC (the “Amended CSMC License Agreement”) pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified. The Amended CSMC License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license by CSMC to Capricor, Inc. (with the right to sublicense) to conduct research using the patent rights and know-how and develop and commercialize products in the field using the patents rights and know-how. In addition, Capricor, Inc. has the exclusive right to negotiate for an exclusive license to any future rights arising from work conducted by or under the direction of Dr. Eduardo Marbán on behalf of CSMC. In the event the parties fail to agree upon the terms of an exclusive license, Capricor, Inc. will have a non-exclusive license to such future rights, subject to royalty obligations. Pursuant to the CSMC License Agreement, CSMC was paid a license fee and Capricor, Inc. was obligated to reimburse CSMC for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor, Inc. was required to meet certain spending and development milestones. Pursuant to the Amended CSMC License Agreement, Capricor, Inc. remains obligated to pay royalties on sales of royalty-bearing products as well as a percentage of the consideration received from any sublicenses or other grant of rights. In 2010, Capricor, Inc. discontinued its research under some of the patents.

On May 5, 2014, Capricor, Inc. entered into an Exclusive License Agreement with CSMC (the “Exosomes License Agreement”), for certain intellectual property rights related to exosomes technology. Pursuant to the Exosomes License Agreement, CSMC was paid a license fee and Capricor, Inc. was obligated to reimburse CSMC for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor, Inc. is required to meet certain non-monetary development milestones and is obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a single-digit percentage of the consideration received from any sublicenses or other grant of rights.

On February 27, 2015, Capricor and CSMC entered into a First Amendment to Exclusive License Agreement, thereby amending the Exosomes License Agreement (the “Exosomes License Amendment”).  Under the Exosomes License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes four additional patent applications; (ii) Capricor is required to pay CSMC an upfront fee of $20,000; (iii) Capricor is required to reimburse CSMC approximately $34,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iv) Capricor is required to pay CSMC certain defined product development milestone payments upon reaching certain phases of its clinical studies and upon receiving product approval from the FDA.  The product development milestones range from $15,000 upon the dosing of the first patient in a Phase I clinical trial of a product to $75,000 upon receipt of FDA approval of a product.  The maximum aggregate amount of milestone payments payable under the Exosomes License Agreement, as amended, is $190,000.

Capricor, Inc. currently leases two research laboratories from CSMC under the terms of a three-year lease which expires on June 1, 2017. The rent expense for the first six-month period was approximately $15,461 per month.  Commencing with the seventh month of the lease term, the rent expense increased to approximately $19,350 per month. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. Capricor, Inc. presently manufactures its cells in a facility which is owned by and located within CSMC and in which we follow GMP practices. Capricor, Inc.’s intention is to manufacture cells at this facility for its Phase II trials.

Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of the Company, is the Director of the Cedars-Sinai Heart Institute and the Co-Founder of Capricor, Inc. and Scientific Advisory Board Chairman of Capricor, Inc.

Dr. Frank Litvack (Executive Chairman)

Dr. Frank Litvack has been serving as Capricor, Inc.’s Executive Chairman since April 2012, and he was given a director package when he agreed to serve as the Executive Chairman of Capricor, Inc. Pursuant to that Board package, Dr. Litvack was paid a consulting fee of $4,000 per month commencing upon his election to the Board of Directors of Capricor, Inc. Such compensation increased to $10,000 per month upon Capricor, Inc.’s receipt of a California Institute for Regenerative Medicine award. Dr. Litvack was granted an option for a number of shares of Capricor, Inc. common stock equal to ten percent (10%) of the outstanding shares of all Capricor, Inc. stock on a fully diluted basis (the “Initial Option”), calculated as if all options and warrants granted or contemplated to be granted to Capricor, Inc. employees, directors and other eligible participants had been granted and exercised as of the grant date of the Initial Option. 25% of the Initial Option vested on the first day of the month after his election to the Capricor, Inc. Board of Directors. The remainder was to vest at the rate of 1/36 per month over the following 36 month period. In connection with the merger between Nile and Capricor, Inc., Dr. Litvack’s options were converted into options for the Company’s common stock. He thus holds the following option grants for (i) 1,545,435 shares at $0.37 per share; (ii) 140,270 at $0.37 per share; and (iii) 207,485 at $0.30 per share, in each case calculated after giving effect to the merger between Nile and Capricor, Inc. Additionally, on March 3, 2015, Dr. Litvack was awarded a 10-year option to purchase 250,000 shares of our common stock at an exercise price of $5.78 per share. 1/48th of the shares subject to this option grant will vest per month commencing on April 1, 2015. Notwithstanding the vesting schedule, early exercise of options is permissible pursuant to Dr. Litvack’s option agreement. The grant was awarded pursuant to the Company’s 2012 Restated Equity Incentive Plan.

Under Dr. Litvack’s previous agreement with Capricor, Inc., upon the closing of each Qualified Financing (as defined in Dr. Litvack’s previous agreement with Capricor, Inc.) until such time that Capricor, Inc. reached a threshold of $10.0 million financing (including the sums previously received from sales of Series A-3 shares), Dr. Litvack was to be granted an additional option to purchase that number of shares of Capricor, Inc. common stock necessary to maintain Dr. Litvack’s equity position at ten percent (10%) of the outstanding shares of all Capricor, Inc. stock on a fully diluted basis (the “Anti-Dilution Rights”). On August 21, 2013, Capricor, Inc. entered into an agreement and release of all claims pursuant to which Dr. Litvack was granted an additional option to purchase 207,485 shares calculated after giving effect to the merger between Nile and Capricor, Inc. in exchange for forfeiture of these Anti-Dilution Rights. In addition, the terms of each of Dr. Litvack’s stock option agreements were modified to extend the exercise period during which he has to exercise his options for Company common stock after he ceases to be a service provider to the Company from 90 days to one year.

On March 24, 2014, the Company entered into a consulting agreement with Dr. Litvack memorializing the $10,000 per month compensation arrangement described above. The agreement is terminable upon 30 days’ notice.

On May 1, 2012, Dr. Litvack entered into a sublease agreement with Capricor, Inc. pursuant to which he subleased from Capricor, Inc. an office and an administrative bay located within Capricor, Inc.’s leased premises in Beverly Hills, California for a monthly rate of $2,500. On April 1, 2013, the foregoing sublease was terminated and Reprise Technologies LLC, a limited liability company which is wholly owned by Dr. Litvack, executed a new sublease for an office and administrative bay within Capricor, Inc.’s leased premises for a monthly rate of $2,500. Such sublease is on a month-to-month basis and is terminable upon 30 days’ written notice by either party.

Policies and Procedures for Related Party Transactions

Although we have adopted a Code of Business Conduct and Ethics, we rely on the Board to review related party transactions on an ongoing basis to prevent conflicts of interest. The Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to the Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If the Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. The Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

Pursuant to the independence rules of The Nasdaq Stock Market LLC (“Nasdaq”), a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the Board has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Frank Litvack, Mr. Gregory Schafer, Mr. Earl Collier, Jr., Mr. David Musket, Mr. Louis Manzo, Mr. Louis Grasmick and Mr. George Dunbar. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us. In addition to transactions required to be disclosed under Securities and Exchange Commission (“SEC”) rules, the Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf.

Dr. Linda Marbán, our President and Chief Executive Officer, is not an independent director by virtue of her employment with us, and Mr. Kazam is not an independent director due to his previous relationship, and that of his consulting firm Two River Consulting, LLC, with Nile.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

The following is a summary of the fees billed to us by Rose, Snyder & Jacobs LLP and Crowe Horwath LLP, our independent registered public accounting firms, for professional services rendered for fiscal years ended December 31, 2014 and 2013:

	Fiscal Year Ended December 31,
Service Category	2014	2013
Audit Fees	$102,000	$194,150
Audit-Related Fees	—	—
Tax Fees	12,500	14,720
All Other Fees	—	—
Total Fees	$114,500	$208,870

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

Audit Committee Pre-Approval Process

Pursuant to our Audit Committee Charter, before the independent registered public accounting firm is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent registered public accounting firm. Audit Committee pre-approval of non-audit services (other than review and attest services) also is not required if such services fall within available exceptions established by the SEC. None of the services provided by either of our independent registered public accounting firms for fiscal 2014 or 2013 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in July 2009 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.2	Form of Warrant issued to Placement Agent in July 2009 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.3	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (included as part of Exhibit 4.4 thereof), filed with the Commission on June 21, 2013).

4.5	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.6	Form of Warrant issued to Investors in June 2011 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

4.7	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.1	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

10.2	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.3	First Amendment to the Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

10.4	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated August 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012). †

10.5	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated November 2, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission November 5, 2012). †

10.6	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated March 21, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013). †

10.7	Employment Agreement by and between Capricor, Inc. and Linda Marbán, dated September 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.8	Employment Agreement between Capricor, Inc. and Anthony Davies, dated February 18, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.9	Consulting Agreement between Capricor, Inc. and Frank Litvack, dated March 24, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.10	Separation Agreement and Release between the Company and Darlene Horton, M.D., dated November 20, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.12	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.14	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.15	Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.16	Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.17	Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.18	First Amendment to Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.19	First Amendment to Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.20	First Amendment to Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.21	Form of Incentive Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.22	Form of Non-Qualified Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.23	Form of Stock Option Agreement for the Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.24	Form of Stock Option Agreement for the Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.25	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 13, 2009).

10.26	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

10.27	Form of Security Agreement, by and among the Company and Various Accredited Investors, dated March 15, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.28	Placement Agent Agreement dated March 30, 2012, between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.29	Form of Subscription Agreement, entered into on March 30, 2012, between the Company and Various Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.30	Clinical Trial Funding Agreement, dated February 25, 2011, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2011). +

10.31	Exclusive License Agreement, dated June 21, 2006, between Capricor, Inc. and the Universita Degli Studi Di Roma “La Sapienza” (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.32	Exclusive License Agreement, dated June 22, 2006, between Capricor, Inc. and the Johns Hopkins University(incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.33	First Amendment to the Exclusive License Agreement, dated May 13, 2009, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.34	Second Amendment to the Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.35	Amended and Restated License Agreement, dated November 14, 2013, between the Company and Mayo Foundation for Medical Education and Research (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.36	Amended and Restated Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.37	Collaboration Agreement and License Option, dated December 27, 2013, between Capricor, Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.38	Loan Agreement, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.39	Notice of Loan Award, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.40	Facilities Lease, dated January 1, 2008, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.41	Lease Agreement, dated March 29, 2012, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.42	First Amendment to the Lease Agreement, dated June 13, 2013, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.43	Sublease Agreement, dated May 1, 2012, between Capricor, Inc. and Frank Litvack (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.44	Sublease Agreement, dated April 1, 2013, between Capricor, Inc. and Reprise Technologies, LLC(incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.45	Exclusive License Agreement, dated May 5, 2014 between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on May 23, 2014). +

10.46	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2014).

10.47	Transfer Agreement, dated October 8, 2014, by and between Capricor Therapeutics, Inc. and Medtronic, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). ‡

10.48	Share Purchase Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.49	Registration Rights Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.50	Share Purchase Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.51	Registration Rights Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.52	Amendment dated February 2, 2015 to Share Purchase Agreement dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the purchaser signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.53	Employment Agreement by and between Capricor, Inc. and Andrew Hamer, dated November 11, 2013 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).†

10.54	First Amendment to Exclusive License Agreement, dated as of February 27, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). ‡

10.55	Second Amendment to Lease Agreement, dated March 3, 2015, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).

21.1	List of Subsidiaries.*

23.1	Consent of Rose Snyder & Jacobs, LLP.*

24.1	Power of Attorney (included on signature page hereof).*

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2012 through December 31, 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2015.

CAPRICOR THERAPEUTICS, INC.

By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D. Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capricor Therapeutics, Inc., hereby severally constitute Linda Marbán, Ph.D. and Anthony Bergmann, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capricor Therapeutics, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to any and all amendments hereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda Marbán, Ph.D.	Chief Executive Officer and Director	March 16, 2015
Linda Marbán, Ph.D.	(Principal Executive Officer)

/s/ Anthony J. Bergmann	Vice President of Finance	March 16, 2015
Anthony J. Bergmann	(Principal Financial and Accounting Officer)

/s/ Frank Litvack, M.D.	Executive Chairman	March 16, 2015
Frank Litvack, M.D.

/s/ Joshua A. Kazam	Director	March 16, 2015
Joshua A. Kazam

/s/ Earl M. Collier	Director	March 16, 2015
Earl M. Collier

/s/ Louis V. Manzo	Director	March 16, 2015
Louis V. Manzo

/s/ Louis J. Grasmick	Director	March 16, 2015
Louis J. Grasmick

/s/ Gregory W. Schafer	Director	March 16, 2015
Gregory W. Schafer

/s/ George W. Dunbar	Director	March 16, 2015
George W. Dunbar

/s/ David B. Musket	Director	March 16, 2015
David B. Musket

INDEX OF EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in July 2009 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.2	Form of Warrant issued to Placement Agent in July 2009 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed with the Commission on August 13, 2009).

4.3	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (included as part of Exhibit 4.4 thereof), filed with the Commission on June 21, 2013).

4.5	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.6	Form of Warrant issued to Investors in June 2011 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

4.7	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.1	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

10.2	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.3	First Amendment to the Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

10.4	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated August 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012). †

10.5	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated November 2, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission November 5, 2012). †

10.6	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated March 21, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013). †

10.7	Employment Agreement by and between Capricor, Inc. and Linda Marbán, dated September 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.8	Employment Agreement between Capricor, Inc. and Anthony Davies, dated February 18, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.9	Consulting Agreement between Capricor, Inc. and Frank Litvack, dated March 24, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.10	Separation Agreement and Release between the Company and Darlene Horton, M.D., dated November 20, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.12	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.14	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.15	Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.16	Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.17	Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.18	First Amendment to Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.19	First Amendment to Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.20	First Amendment to Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.21	Form of Incentive Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.22	Form of Non-Qualified Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.23	Form of Stock Option Agreement for the Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.24	Form of Stock Option Agreement for the Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.25	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 13, 2009).

10.26	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

10.27	Form of Security Agreement, by and among the Company and Various Accredited Investors, dated March 15, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.28	Placement Agent Agreement dated March 30, 2012, between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.29	Form of Subscription Agreement, entered into on March 30, 2012, between the Company and Various Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.30	Clinical Trial Funding Agreement, dated February 25, 2011, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2011). +

10.31	Exclusive License Agreement, dated June 21, 2006, between Capricor, Inc. and the Universita Degli Studi Di Roma “La Sapienza” (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.32	Exclusive License Agreement, dated June 22, 2006, between Capricor, Inc. and the Johns Hopkins University(incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.33	First Amendment to the Exclusive License Agreement, dated May 13, 2009, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.34	Second Amendment to the Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.35	Amended and Restated License Agreement, dated November 14, 2013, between the Company and Mayo Foundation for Medical Education and Research (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.36	Amended and Restated Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.37	Collaboration Agreement and License Option, dated December 27, 2013, between Capricor, Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.38	Loan Agreement, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.39	Notice of Loan Award, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.40	Facilities Lease, dated January 1, 2008, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.41	Lease Agreement, dated March 29, 2012, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.42	First Amendment to the Lease Agreement, dated June 13, 2013, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.43	Sublease Agreement, dated May 1, 2012, between Capricor, Inc. and Frank Litvack (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.44	Sublease Agreement, dated April 1, 2013, between Capricor, Inc. and Reprise Technologies, LLC(incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.45	Exclusive License Agreement, dated May 5, 2014 between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on May 23, 2014). +

10.46	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2014).

10.47	Transfer Agreement, dated October 8, 2014, by and between Capricor Therapeutics, Inc. and Medtronic, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). ‡

10.48	Share Purchase Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.49	Registration Rights Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.50	Share Purchase Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.51	Registration Rights Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.52	Amendment dated February 2, 2015 to Share Purchase Agreement dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the purchaser signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.53	Employment Agreement by and between Capricor, Inc. and Andrew Hamer, dated November 11, 2013 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).†

10.54	First Amendment to Exclusive License Agreement, dated as of February 27, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). ‡

10.55	Second Amendment to Lease Agreement, dated March 3, 2015, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).

21.1	List of Subsidiaries.*

23.1	Consent of Rose Snyder & Jacobs, LLP.*

24.1	Power of Attorney (included on signature page hereof).*

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2012 through December 31, 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.*

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

