Form 10-Q
period 2015-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2015-05-13
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 001-34058

CAPRICOR THERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	88-0363465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211

(Address of principal executive offices including zip code)

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

As of May 11, 2015 there were 16,223,281 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	expectation of or dates for commencement of clinical trials, investigational new drug filings, similar plans or projections;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers, third party manufacturers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	our ability to manufacture products for clinical and commercial use;

•	our ability to protect our patents and other intellectual property;

•	our ability to market any of our products;

•	our history of operating losses;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to compete against other companies and research institutions;

•	the effect of potential strategic transactions on our business;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2015 (unaudited)	December 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$6,939,220	$8,034,765
Marketable securities	15,483,890	-
Restricted cash	2,047,930	2,977,024
Grant receivable	746,235	360,233
Prepaid expenses and other current assets	202,984	235,523

TOTAL CURRENT ASSETS	25,420,259	11,607,545

PROPERTY AND EQUIPMENT, net	253,768	229,455

OTHER ASSETS
Intangible assets, net of accumulated amortization of $62,118 and $49,930, respectively	227,565	239,752
In-process research and development, net of accumulated amortization of $0	1,500,000	1,500,000
Other assets	69,455	55,320

TOTAL ASSETS	$27,471,047	$13,632,072

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,745,935	$1,699,254
Accounts payable and accrued expenses, related party	632,699	433,712
Deferred revenue, current	4,166,667	4,166,667

TOTAL CURRENT LIABILITIES	7,545,301	6,299,633

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	3,124,999	4,166,666
Loan payable	9,155,857	9,155,857
Accrued interest	320,346	258,639

TOTAL LONG-TERM LIABILITIES	12,601,202	13,581,162

TOTAL LIABILITIES	20,146,503	19,880,795

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,221,985
and 11,707,051 shares issued and outstanding, respectively	16,222	11,707
Additional paid-in capital	33,103,520	16,054,697
Accumulated other comprehensive loss	(3,940)	-
Accumulated deficit	(25,791,258)	(22,315,127)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	7,324,544	(6,248,723)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,471,047	$13,632,072

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2015	2014

INCOME
Collaboration income	$1,041,667	$1,041,667
Grant income	746,235	-

TOTAL INCOME	1,787,902	1,041,667

OPERATING EXPENSES
Research and development	3,807,087	1,374,757
General and administrative	1,395,540	852,347

TOTAL OPERATING EXPENSES	5,202,627	2,227,104

LOSS FROM OPERATIONS	(3,414,725)	(1,185,437)

OTHER INCOME (EXPENSE)
Investment income	275	153
Interest expense	(61,681)	(25,327)

TOTAL OTHER INCOME (EXPENSE)	(61,406)	(25,174)

NET LOSS	(3,476,131)	(1,210,611)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain (loss) on marketable securities	(3,940)	576

COMPREHENSIVE LOSS	$(3,480,071)	$(1,210,035)

Net loss per share, basic and diluted	$(0.23)	$(0.10)

Weighted average number of shares,
basic and diluted	14,869,746	11,689,441

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Balance at December 31, 2014	11,707,051	$11,707	$16,054,697	$-	$(22,315,127)	$(6,248,723)

Issuance of common stock, net of fees	4,497,867	4,498	16,441,720	-	-	16,446,218

Stock-based compensation	1,666	2	572,119	-	-	572,121

Unrealized loss on marketable securities	-	-	-	(3,940)	-	(3,940)

Warrants exercised	15,401	15	34,984	-	-	34,999

Net loss	-	-	-	-	(3,476,131)	(3,476,131)

Balance at March 31, 2015	16,221,985	$16,222	$33,103,520	$(3,940)	$(25,791,258)	$7,324,544

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,476,131)	$(1,210,611)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,802	6,465
Stock-based compensation	572,121	84,544
Change in assets - (increase) decrease:
Restricted cash	929,094	846,627
Grants receivable	(386,002)	-
Prepaid expenses and other current assets	32,539	52,614
Other assets	(14,135)	-
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	1,046,681	22,049
Accounts payable and accrued expenses, related party	198,987	57,646
Accrued interest	61,707	25,327
Deferred revenue	(1,041,667)	11,458,333

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,052,004)	11,342,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(15,487,830)	(226,998)
Proceeds from sales and maturities of marketable securities	-	227,842
Purchases of property and equipment	(27,455)	(92,901)
Payments for leasehold improvements	(9,473)	-
Other investing activities, net	-	(2,257)

NET CASH USED IN INVESTING ACTIVITIES	(15,524,758)	(94,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	16,446,218	-
Proceeds from stock awards, warrants, and options	34,999	933

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,481,217	933

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,095,545)	11,249,613

Cash and cash equivalents balance at beginning of period	8,034,765	1,729,537

Cash and cash equivalents balance at end of period	$6,939,220	$12,979,150

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2015, from which the December 31, 2014 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Basis of Consolidation

Our condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Liquidity

The Company has historically financed its research and development activities as well as operational expenses from equity financings, government grants, a payment from Janssen Biotech, Inc. (“Janssen”) and a loan award from the California Institute for Regenerative Medicine (“CIRM”). Cash resources consisting of cash, cash equivalents and marketable securities as of March 31, 2015 were approximately $22.4 million, compared to $8.0 million as of December 31, 2014. On January 7, 2014, Capricor received $12.5 million from Janssen pursuant to the terms of the Collaboration Agreement and Exclusive License Option entered into on December 27, 2013 by and between the Company and Janssen.

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

Restricted Cash

As of March 31, 2015 and December 31, 2014, restricted cash represented funds received under Capricor’s Loan Agreement with CIRM (see Note 2 – “Loan Payable”), which are to be allocated to the ALLSTAR clinical trial research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the ALLSTAR clinical trial.

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term.

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Intellectual property assets are stated at cost and are being amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Also, the Company recorded capitalized loan fees as a component of intangible assets on the condensed consolidated balance sheet (see Note 2 – “Loan Payable”). Total amortization expense was approximately $12,187 and $2,916 for the three months ended March 31, 2015 and 2014, respectively. Future amortization expense for the next five years is estimated to be approximately $49,000 per year.

As a result of the merger in 2013 between Capricor and Nile, the Company recorded $1.5 million as in-process research and development in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. The in-process research and development asset is subject to impairment testing until completion or abandonment of research and development efforts associated with the project. Upon successful completion of the project, the Company will make a determination as to the then remaining useful life of the intangible asset and begin amortization.

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As of March 31, 2015, the Company deemed the assets to not be impaired and did not amortize the in-process research and development.

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $3.8 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $3.5 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2015 and 2014, the Company’s other comprehensive gain (loss) was $(3,940) and $576, respectively.

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

For the three months ended March 31, 2015 and 2014, warrants and options to purchase 6,098,330 and 5,041,281 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at March 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
	Level I	Level II	Level III	Total
Marketable securities	$15,483,890	$-	$-	$15,483,890

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

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company must classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using the Black-Scholes option-pricing model. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. Management has determined the value of the warrant liability to be insignificant at March 31, 2015, and no such liability has been reflected on the balance sheet.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission, did not or are not believed by management to have a material impact on the Company's present or future condensed consolidated financial statement presentation or disclosures. For a more detailed listing of the Company’s significant accounting policies, see Note 1 – “Organization and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

2.	LOAN PAYABLE

On February 5, 2013, Capricor entered into a Loan Agreement with CIRM (the “CIRM Loan Agreement”), pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial.

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. The Company is also required to meet certain progress milestones set forth in the CIRM Notice of Loan Award with respect to the progress of the ALLSTAR clinical trial and manufacturing of the product. There is no assurance that CIRM will not discontinue the disbursement of funds. Capricor is in ongoing discussions with CIRM regarding the timing of the disbursements of funds in accordance with enrollment.

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

The timing of the distribution of funds pursuant to the CIRM Loan Agreement shall be contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury, as determined by CIRM in its sole discretion. Disbursements from time to time may be delayed or suspended in order to coincide with projected expenditures and patient enrollment.

The due diligence costs are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of March 31, 2015, $30,000 of loan costs were capitalized with the balance of $15,506 to be amortized over approximately 2.9 years.

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

In July 2014, Capricor received the fourth disbursement under the loan award of $514,177, which includes previously deducted due diligence costs that were refunded. This disbursement carries interest at the initial rate of approximately 2.6% per annum. A portion of the principal received under the third and fourth disbursements are currently being recorded as restricted cash, due to the fact that Capricor must expend approved project costs in order to use these funds. For the three months ended March 31, 2015 and 2014, interest expense under the CIRM loan was $61,681 and $25,327, respectively.

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

Private Placements

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

Fees paid in conjunction with PIPE 1 and PIPE 2 amounted to $605,736 in the aggregate and were recorded as a reduction to additional paid-in capital.

Outstanding Shares

At March 31, 2015, the Company had 16,221,985 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the period ended March 31, 2015:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2015	303,881	$10.02
Granted	-	-
Exercised	(15,401)	2.27
Expired	-	-
Outstanding at March 31, 2015	288,480	$10.43

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (continued)

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2015:

At March 31, 2015
Grant Date	Warrants Outstanding	Range of Exercise Prices	Expiration Date
4/21/2010	52,650	$47.00	4/21/2015
4/4/2012	187	$2.27	4/4/2017
11/20/2013	235,643	$2.27	11/20/2018
	288,480

Restricted Stock

In August 2014, the Company granted 10,000 shares of restricted stock to one of its consultants in consideration of services to be rendered. This restricted stock grant vested monthly over a period of one year. In February 2015, the Company terminated the agreement with the consultant effective March 2015, therefore, no additional shares will be issued pursuant to the restricted stock grant. For the three months ended March 31, 2015, the Company issued 1,666 shares of that restricted common stock grant, which were valued at approximately $8,588. The fair value of the restricted stock was determined using the Company’s closing stock price on the vesting date.

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

On August 10, 2005, the Company adopted the 2005 Plan. On July 26, 2010, the Company’s stockholders approved an amendment to the 2005 Plan increasing the total number of shares authorized for issuance thereunder to 190,000. Under the 2005 Plan, incentives may be granted to officers, employees, directors, consultants and advisors. Incentives under the 2005 Plan may be granted in any one or a combination of the following forms: (i) incentive stock options and non-statutory stock options, (ii) stock appreciation rights, (iii) stock awards, (iv) restricted stock, and (v) performance shares.

At the time of the merger between Capricor and Nile became effective, 4,149,710 shares of common stock were reserved under the 2012 Plan for the issuance of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and other service providers. Included in the 2012 Plan are the shares of common stock that were originally reserved under the 2006 Stock Option Plan. Under the 2012 Plan, each stock option granted will be designated in the award agreement as either an incentive stock option or a nonstatutory stock option. Notwithstanding such designation, however, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options.

At the time of the merger between Capricor and Nile became effective, 2,697,311 shares of common stock were reserved under the 2012 Non-Employee Director Plan for the issuance of stock options to members of the Board whom are not employees of the Company.

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

The estimated weighted average fair values of the options granted during the three months ended March 31, 2015 and 2014 were approximately $4.23 and $10.65 per share, respectively.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (continued)

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Expected volatility	82%	117%
Expected term	5-7 years	7 years
Dividend yield	0%	0%
Risk-free interest rates	0.3% - 1.9%	2.2%

Employee stock-based compensation expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three months ended March 31,
	2015	2014
General and adminstrative	$519,936	$79,260
Research and development	43,597	5,284
Total	$563,533	$84,544

As of March 31, 2015, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $4.5 million, which is expected to be recognized over approximately 3.9 years.

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

The following table summarizes stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	5,004,700	$0.75
Granted	829,041	5.81
Exercised	-	-
Expired/Cancelled	(23,891)	3.72
Outstanding at March 31, 2015	5,809,850	$1.46
Exercisable at March 31, 2015	3,962,967	$0.61

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2015, the Company maintained approximately $26.0 million of uninsured deposits.

6.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that is effective for a two year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The monthly lease payment was $16,620 per month for the first twelve months of the term and increased to $17,285 per month for the second twelve months of the term. On March 3, 2015, Capricor executed a Second Amendment to Lease with The Bubble Real Estate Company, LLC, pursuant to which (i) additional space was added to the Company’s corporate office lease and (ii) the Company exercised its option to extend the lease term through June 30, 2016. Under the terms of the amendment, commencing February 2, 2015, the base rent was $17,957 for one month, and, commencing March 2, 2015, the base rent increased to $21,420 per month for four months. Commencing July 1, 2015, the base rent will increase to $22,111 per month for the remainder of the lease term.

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

Unless renewed, each of the leases described above will not be in effect in the year 2018. A summary of future minimum rental payments required under operating leases as of March 31, 2015 are as follows:

Years ended	Operating Leases
2015	$371,076
2016	364,866
2017	96,750
Total minimum lease payments	$832,692

Expense incurred under operating leases to unrelated parties was approximately $60,677 and $49,860 for the three months ended March 31, 2015 and 2014, respectively. Expense incurred under operating leases to related parties was approximately $56,105 and $13,662 for the three months ended March 31, 2015 and 2014, respectively.

Legal Contingencies

Periodically, the Company may become involved in certain legal actions and claims arising in the ordinary course of business. There were no material legal actions or claims reported at March 31, 2015.

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

Pursuant to the Rome License Agreement, Capricor paid the University of Rome a license issue fee, is currently paying minimum annual royalties in the amount of 20,000 Euros per year, and is obligated to pay a lower-end of a mid-range double-digit percentage on all royalties received as a result of sublicenses granted, which are net of any royalties paid to third parties under a license agreement from such third party to Capricor. The minimum annual royalties are creditable against future royalty payments. Capricor had accrued royalties of approximately $19,581 and $14,181 recorded as accounts payable and accrued expenses as of March 31, 2015 and December 31, 2014, respectively.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. As of March 31, 2015 and December 31, 2014, $100,000 was recorded within accounts payable and accrued expenses as a development milestone due to the fact that Phase I of the ALLSTAR study enrollment had been completed. Also, the Company had an accrued royalty of approximately $7,500 and $5,000 recorded as accounts payable and accrued expenses as of March 31, 2015 and December 31, 2014, respectively.

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

On March 20, 2015, Capricor and CSMC entered into a First Amendment to the Amended CSMC License Agreement, pursuant to which the parties agreed to delete certain patent applications from the list of Scheduled Patents which Capricor determined not to be material to the portfolio.

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

On February 27, 2015, Capricor and CSMC entered into a First Amendment to Exclusive License Agreement, thereby amending the Exosomes License Agreement (the “Exosomes License Amendment”).  Under the Exosomes License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes four additional patent applications; (ii) Capricor was required to pay CSMC an upfront fee of $20,000; (iii) Capricor is required to reimburse CSMC approximately $34,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iv) Capricor is required to pay CSMC certain defined product development milestone payments upon reaching certain phases of its clinical studies and upon receiving approval of a product from the FDA.  The product development milestones range from $15,000 upon the dosing of the first patient in a Phase I clinical trial of a product to $75,000 upon receipt of FDA approval of a product.  The maximum aggregate amount of milestone payments payable under the Exosomes License Agreement, as amended, is $190,000.

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

Company Technology – Cenderitide and CU-NP

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

The Amended Mayo Agreement will, unless sooner terminated, expire on the later of (a) the expiration of the last to expire valid claim contained in the Mayo patents, or (b) the 20th anniversary of the Amended Mayo Agreement. Under the terms of the Amended Mayo Agreement, Mayo may terminate the agreement earlier (i) for the Company’s material breach of the agreement that remains uncured for 90 days’ after written notice to the Company, (ii) for the Company’s insolvency or bankruptcy, (iii) if the Company challenges the validity or enforceability of any of the patent rights in any manner, or (iv) if the Company has not initiated either the next clinical trial of Cenderitide within two years of the effective date of the Amended Mayo Agreement or a clinical trial of CU-NP within two and one-half years of the effective date. Such condition was satisfied when the Company initiated its clinical trial of Cenderitide in January 2015. The Company may terminate the Amended Mayo Agreement without cause upon 90 days’ written notice.

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

The Transfer Agreement became effective on October 8, 2014 and will expire simultaneously at the expiration of the last to expire of the valid claims. Both parties have the right to terminate the Transfer Agreement upon 30 days written notice to the other party in the event of a default which has not been cured within such 30-day period. In addition, Medtronic had the right to terminate the Transfer Agreement and to have the rights to the Natriuretic Peptide Patents reassigned to it by the Company if either the Company, an affiliate, or a non-party licensee failed to commence a clinical trial of a CD-NP product within 18 months from the effective date. Such condition was satisfied when the Company initiated its clinical trial of Cenderitide in January 2015.

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

Lease and Sub-Lease Agreements

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

Beginning May 1, 2012, pursuant to a sublease agreement, Capricor subleased part of its office space to Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, for $2,500 per month. On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Litvack, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three-month periods ended March 31, 2015 and 2014, Capricor recognized $7,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

Payables to Related Party

At March 31, 2015 and December 31, 2014, the Company had accounts payable and accrued expenses to related parties totaling $632,699 and $433,712, respectively. CSMC accounts for approximately $620,057 and $421,328 of the total accounts payable and accrued expenses to related parties as of March 31, 2015 and December 31, 2014, respectively.

9.	SUBSEQUENT EVENTS

2010 Warrants Expiration

On April 21, 2015, warrants to purchase 52,650 shares of common stock with an exercise price of $47.00 expired pursuant to the terms of the applicable warrant agreement.

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

On December 15, 2013, Capricor received notification from the National Heart Lung and Blood Institute, or the NHLBI, Gene and Cell Therapy Data Safety Monitoring Board that the 14-patient Phase I portion had met its safety endpoints and that Capricor was cleared to begin the Phase II portion of the trial. Capricor began enrollment of the Phase II portion of the ALLSTAR study in the first quarter of 2014.  Phase II is an estimated 300 patient, double-blind, randomized, placebo-controlled trial which is powered to detect a reduction in infarct (scar) size as measured by MRI in both groups of patients, those with recent and chronic MI, at the one year follow-up. To date, enrollment in the Phase II portion of the study has been slower than expected, however Capricor is actively pursuing additional initiatives to increase the rate of enrollment which may include adding additional sites in the US and Canada. It is Capricor's intent to perform an interim analysis which, if successful, could result in a reduction in the number of patients necessary for achieving statistical significance and meeting the primary endpoint which is reduction in infarct size at 12 months post infusion. This plan is subject to the concurrence of interested parties, including the FDA. As infarct size was reduced significantly in the CADUCEUS treated patients at six months (as discussed below), Capricor intends to get a preliminary readout of ALLSTAR Phase II at six months post infusion. Phase II of the ALLSTAR study is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

In December 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc., or Janssen. Under the agreement, Janssen has an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology, except as may otherwise be agreed with respect to certain indications.

Additionally, Capricor has been awarded a grant for approximately $3.0 million from the NIH to support further development of the CAP-1002 product. In June 2014, we received approval from the NIH to use the funds from the grant for the first part of the DYNAMIC (dilated cardiomyopathy intervention with allogeneic myocardially-regenerative cells) trial, which is being sponsored by Capricor. The first part of the DYNAMIC trial used CAP-1002 to treat patients with advanced heart failure utilizing triple-vessel intracoronary infusion. We initiated enrollment of the DYNAMIC trial in December 2014 and completed enrollment in April 2015. Initial top-line results are expected to be reported in late 2015.

Furthermore, in October 2014, we announced plans to pursue a clinical program utilizing CAP-1002 as a potential treatment for Duchenne Muscular Dystrophy, or DMD. The planned clinical program will aim to treat cardiac dysfunction associated with the disease. We have submitted an investigational new drug, or IND, application, based, in part, on pre-clinical data findings from the laboratory of Dr. Eduardo Marbán. If an IND is received in 2015, we are planning to initiate a clinical trial in 2015. Additionally, in April 2015, Capricor was granted orphan drug designation by the FDA for CAP-1002 for the treatment of cardiomyopathy associated with DMD.

•	Cenderitide (CD-NP): Cenderitide belongs to a class of drugs called natriuretic peptides. Preclinical and clinical data have shown that the natriuretic peptide class can act on multiple disease processes that play a role in negative outcomes associated with heart failure. Cenderitide’s treatment goal and target indication is to provide a novel and effective therapeutic option for the outpatient treatment of heart failure, thereby addressing a critical unmet need. Cenderitide is being designed as an outpatient therapy to be delivered continuously using a validated subcutaneous infusion pump for up to 90 days (the “post-acute” period) following an acute heart failure hospital admission, as well as for other potential indications. Cenderitide was designed by scientists at the Mayo Clinic to be the only dual natriuretic peptide receptor agonist. We initiated a Phase II clinical study of Cenderitide in January 2015 and completed enrollment in March 2015. Additionally, we entered into an Investigator-Initiated Research Support Agreement with Insulet Corporation. Pursuant to the agreement with Insulet, Insulet agreed to support our research by engaging in certain product development, project management and design control activities in addition to product supply for the Cenderitide clinical trial. We are utilizing the Insulet drug delivery system based on the OmniPod® technology. The trial enrolled 14 patients with stable, chronic heart failure. Patients received up to eight consecutive days of Cenderitide through subcutaneous infusion using Insulet’s drug delivery system technology. This study will assess the safety and tolerability, pharmacokinetics profiles and pharmacodynamic response to increasing dose levels of open-label Cenderitide administered in a stepwise fashion. If the safety criteria are met in this Phase II study, Capricor will determine whether to conduct additional clinical studies to further assess the safety and efficacy of this product candidate. Initial topline results are expected to be reported in mid to late 2015.

•	Exosomes: Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. Exosomes act as a transport vehicle out of the cell for microRNA, other fragments of genetic material and proteins that act as messengers between cells, ultimately providing regulatory function for many cell processes, including inflammation, angiogenesis, programmed cell death (apoptosis) and scarring. Pre-clinical research has shown that exogenous exosomes can be used as therapeutic agents aimed to direct or, in some cases, re-direct cellular activities. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them a class of exciting and novel therapeutic agents. We are currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess.

•	CAP-1001: CAP-1001 consists of autologous CDCs. This product was used in the Phase I CADUCEUS clinical trial, which was sponsored and conducted by CSMC in collaboration with JHU. In that study, 25 patients were enrolled, 17 of which received autologous CDCs. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. The data from CADUCEUS, using autologous CDCs, suggests that the cells are effective in reducing scar within several months of a heart attack. The ALLSTAR trial is designed to validate the results of CADUCEUS using an allogeneic product while also looking for potential efficacy in patients between 90 days and one year post MI with a more chronic scar, a patient population that CADUCEUS was not designed to study.

•	CU-NP: CU-NP is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. We are currently evaluating whether we will proceed with clinical development of this product.

•	CSps: CSps are multicellular clusters called cardiospheres, a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While Capricor considers the CSps an important product, at present there is no plan for a clinical trial for CSps.

We have no product sales to date and will not have the ability to generate any product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for many years, if ever. To date, most of our development expenses have related to our product candidates, CAP-1002 and Cenderitide. As we proceed with the clinical development of CAP-1002 and other potential indications for CAP-1002, and as we further develop Cenderitide or other additional products, our expenses will further increase. To the extent that we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development activities will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private and public equity sales, grants received from the NIH, a payment from Janssen and a loan award from CIRM.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2015 and 2014 were approximately $1.4 million and $0.9 million, respectively. The increase in the first quarter of 2015 of approximately $0.5 million compared to the same period of 2014 is attributable to an increase of approximately $0.1 million in compensation and recruiting costs related to increased headcount. Furthermore, there was an increase of approximately $0.4 million related to stock based compensation expense in the three months ended March 31, 2015 as compared to the same period of 2014.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2015 and 2014 were approximately $3.8 million and $1.4 million, respectively. The increase of approximately $2.4 million in the first quarter of 2015 over the same period of 2014 is primarily due to the fact that Capricor was actively conducting clinical trial activities of CAP-1002 (DYNAMIC and ALLSTAR) and Cenderitide in 2015 while we continued our research and development efforts. This resulted in an increase of approximately $2.1 million in clinical costs primarily related to contract research organizations, manufacturing costs associated with CAP-1002 and Cenderitide, as well as patient costs and expenses for the operational team that supports our clinical trials. Additionally, for the three months ended March 31, 2015 there was an increase of approximately $0.1 million in R&D expenses related to our Janssen CMC development and process development work as compared to the same period in 2014. Furthermore, there was an increase in general R&D expenses related to our product candidates, including exosomes, of approximately $0.2 million for the three months ended March 31, 2015 as compared to the same period of 2014.

CAP-1002 – Although the development of CAP-1002 is in its early stages, we believe that it has the potential to treat heart disease and its complications. On December 15, 2013, the NHLBI Gene and Cell Therapy Data Safety Monitoring Board gave Capricor approval to move into the Phase II portion of the ALLSTAR trial. We expect to spend approximately $10.0 million to $14.0 million during 2015 on the development of CAP-1002, which is primarily related to our Phase II ALLSTAR trial and the DYNAMIC trial. The Phase I portion of the ALLSTAR trial was funded in large part through a grant received from the NIH. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014. Phase II is an estimated 300 patient, double-blind, placebo-controlled, multi-centered study in which CAP-1002 will be administered to patients via intracoronary infusion within 30 days to one year following a heart attack. Capricor is actively pursuing additional initiatives to increase the rate of enrollment which may include adding additional sites in the US and Canada. It is Capricor's intent to perform an interim analysis which, if successful, could result in a reduction in the number of patients necessary for achieving statistical significance and meeting the primary endpoint which is reduction in infarct size at 12 months post infusion. This plan is subject to the concurrence of interested parties, including the FDA. Phase II is funded in large part through the support of a loan award from CIRM for approximately $19.8 million. The trial will measure several endpoints, including infarct size. Additional endpoints include left ventricular end-systolic and diastolic volume and ejection fraction at six and twelve months. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of these planned studies. Capricor recently completed enrollment of the first part of the DYNAMIC clinical trial. DYNAMIC is funded in large part through a grant award from the NIH. Except as may otherwise be agreed with respect to certain indications, if Janssen exercises its exclusive option under the Collaboration Agreement and Exclusive License Option between the Company and Janssen, or the Janssen Agreement, Janssen will thereafter be responsible for any additional trials and future development costs with respect to CAP-1002. Furthermore, if we proceed with the initiation of a clinical trial, after approval from the FDA with respect to an IND for the use of CAP-1002 for the treatment of DMD, we expect our expenses to increase further.

Cenderitide – We acquired the rights to Cenderitide in 2006, and have incurred substantial losses surrounding the development of the product to date. Prior to the merger between Capricor and Nile, Nile had incurred approximately $19.9 million in expenses directly relating to the Cenderitide development program through September 30, 2013. We recently announced completion of enrollment of a Phase II study with Cenderitide. We expect to spend approximately $1.0 million to $2.0 million during 2015 in development expenses related to the Cenderitide clinical program. Capricor will determine whether to conduct additional clinical studies to further assess the safety and efficacy of this product candidate.

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

Grant Income. Grant income for the three months ended March 31, 2015 and 2014 was approximately $0.7 million and zero, respectively. This increase in grant income in the first quarter of 2015 as compared to 2014 is due to the timing of disbursements under our Phase IIB Bridge grant through the NIH for expenses incurred in the period ended March 31, 2015 compared to the period ended March 31, 2014, during which no expenses were incurred.

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for each of the three months ended March 31, 2015 and 2014 was approximately $1.0 million. Since a ratable portion of the payment to Capricor was recognized over both periods under the terms of the Janssen Agreement, there is no change from period to period.

Investment Income. Investment income for the three months ended March 31, 2015 and 2014 was $275 and $153 respectively. This increase in investment income in the first quarter of 2015 as compared to the same period in 2014 is primarily due to an increased cash position and interest received.

Interest Expense. Interest expense for the three months ended March 31, 2015 and 2014 was $61,681 and $25,327, respectively. This increase in interest expense in the first quarter of 2015 as compared to the same period in 2014 is due to accrued interest on the CIRM loan award, related to the principal balance being higher in the first quarter of 2015, as compared to the same period of 2014.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2015 and as of December 31, 2014 and our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2015 and 2014, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and capital resources	March 31, 2015	December 31, 2014
Cash and cash equivalents	$6,939	$8,035
Working Capital	$17,875	$5,308
Stockholders’ equity (deficit)	$7,325	$(6,249)

	Three months ended March 31,
Cash flow data	2015	2014
Cash provided by (used in):
Operating activities	$(2,052)	$11,343
Investing activities	(15,525)	(94)
Financing activities	16,481	1
Net increase (decrease) in cash and cash equivalents	$(1,096)	$11,250

Our total cash resources, not including restricted cash, as of March 31, 2015 were approximately $6.9 million compared to approximately $8.0 million as of December 31, 2014. The decrease in total cash resources from December 31, 2014 to March 31, 2015 is primarily due to an allocation of cash and cash equivalents to marketable securities. Total marketable securities, consisting primarily of United States treasuries, was approximately $15.5 million as of March 31, 2015 as compared to zero as of December 31, 2014. The increase in working capital and stockholders’ equity as of March 31, 2015 is primarily due to the approximately $17.0 million received as a result of the two private placements of our common stock completed during the first quarter of fiscal year 2015. As of March 31, 2015, we had approximately $20.1 million in total liabilities, of which approximately $7.3 million was recorded as deferred income under the Janssen Agreement, and approximately $17.9 million in net working capital. We incurred a net loss of approximately $3.5 million for the three months ended March 31, 2015.

Cash used in operating activities was approximately $2.1 million for the three months ended March 31, 2015 and cash provided by operating activities was approximately $11.3 million for the three months ended March 31, 2014. The difference of approximately $13.4 million in cash from operating activities is primarily due to our receipt of the $12.5 million payment under the terms of the Janssen Agreement in early 2014. Additionally, there was an increase in total operating expenses for the three months ended March 31, 2015 of approximately $3.0 million as compared to the same period of 2014. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio and engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial and increasing losses, which will generate negative net cash flows from operating activities.

We had cash flow used in investing activities of approximately $15.5 million for the three months ended March 31, 2015 and approximately $0.1 million for the three months ended March 31, 2014. The difference in cash used in investing activities for the three months ended March 31, 2015 as compared to the same period of 2014 is primarily due to the purchase of marketable securities in the period ended March 31, 2015.

We had cash provided by financing activities of approximately $16.5 million and $933 for the three months ended March 31, 2015 and 2014, respectively. The difference in cash provided by financing activities for the three months ended March 31, 2015 as compared to the same period of 2014 is primarily a result of the two private placements of our common stock completed during the first quarter of fiscal year 2015.

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

We will need substantial additional capital in order to continue the development of Cenderitide. In March 2015, we completed enrollment of a Phase II clinical trial of Cenderitide. Depending on the outcome of the trial and the availability of resources, the Phase II clinical trial may be followed by an additional clinical study. In March 2011, the U.S. Food and Drug Administration, or the FDA, granted fast track designation to Cenderitide in the post-acute period. According to the FDA’s website, fast track designation facilitates the development and expeditious review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

Our research and development expenses will also increase as we further develop our exosomes program and if we conduct additional studies with CAP-1002, such as the second part of the DYNAMIC study and the development of CAP-1002 to treat Duchenne muscular dystrophy cardiomyopathy. In April 2015, Capricor was granted orphan drug designation by the FDA for CAP-1002 for the treatment of cardiomyopathy associated with DMD. Orphan drug designation is granted by the FDA Office of Orphan Drug Products to drugs intended to treat a rare disease or condition affecting fewer than 200,000 people in the U.S. This designation confers special incentives to the drug developer, including tax credits on the clinical development costs and prescription drug user fee waivers and may allow for a seven year period of market exclusivity in the U.S. upon FDA approval.

From inception through March 31, 2015, we financed our operations through private and public sales of our equity securities, NIH grants, a payment from Janssen and a CIRM loan award. In the first quarter of 2015, we completed two private placements, securing approximately $17.0 million in additional capital through the issuance of common equity. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

In connection with PIPE 2, we entered into a Registration Rights Agreement with the investors in PIPE 2 on February 3, 2015. Pursuant to the terms of the Registration Rights Agreement for PIPE 2, we are obligated (i) to prepare and file with the Securities and Exchange Commission a registration statement to register for resale the shares issued and sold in PIPE 2, and (ii) to use our reasonable best efforts to cause the applicable registration statement to be declared effective by the Securities and Exchange Commission as soon as practicable, in each case subject to certain deadlines. We filed a Registration Statement on Form S-1, as may be amended from time to time (SEC File No. 333-202589), to register for resale the shares of common stock underlying the shares issued in PIPE 2, which such Registration Statement was declared effective by the Securities and Exchange Commission on March 30, 2015.

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

January 2015 Financing. On January 9, 2015, we entered into a Share Purchase Agreement with select investors, pursuant to which we agreed to issue and sell to the investors, in a private placement, or PIPE 1 an aggregate of 2,839,045 shares of our common stock at a price per share of $3.523 for an aggregate purchase price of approximately $10,000,000.

In connection with PIPE 1, we also entered into a Registration Rights Agreement with the PIPE 1 investors on January 9, 2015. Pursuant to the terms of the Registration Rights Agreement, we are obligated (i) to prepare and file with the Securities and Exchange Commission a registration statement to register for resale the shares issued and sold in PIPE 1, and (ii) to use our reasonable best efforts to cause the applicable registration statement to be declared effective by the Securities and Exchange Commission as soon as practicable, in each case subject to certain deadlines. We filed a Registration Statement on Form S-1, as may be amended from time to time (SEC File No. 333-202589), to register for resale the shares of common stock underlying the shares issued in PIPE 1, which such Registration Statement was declared effective by the Securities and Exchange Commission on March 30, 2015.

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

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. The Company is also required to meet certain progress milestones set forth in the CIRM Notice of Loan Award with respect to the progress of the ALLSTAR clinical trial and manufacturing of the product. There is no assurance that CIRM will not discontinue the disbursement of funds. Capricor is in ongoing discussions with CIRM regarding the timing of the disbursements of funds in accordance with enrollment.

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

The timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury, as determined by CIRM in its sole discretion. Disbursements from time to time may be delayed or suspended in order to coincide with projected expenditures and patient enrollment.

Grant Award

On August 21, 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the grant, approximately $2,879,437 will be disbursed to us over a period of three years, subject to annual and quarterly reporting requirements. In June 2014, Capricor received approval from the NIH to deploy this grant to fund the first part of the DYNAMIC trial. The first part of the DYNAMIC trial used CAP-1002 to treat patients with advanced heart failure. As of March 31, 2015, approximately $1.4 million had been incurred under the terms of the award.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of March 31, 2015.

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

We determined the deliverables under our Collaboration Agreement with Janssen did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees ratably over the term of our performance under the agreement. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets and amortized over the estimated period of performance. We periodically review the estimated performance period of our contract based on the progress of our project.

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

Warrant Liability

We previously accounted for the warrants issued in connection with the April 2012 financing and the embedded derivative warrant liability contained in the 2013 Notes in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at March 31, 2015, and no such liability has been reflected on the consolidated balance sheet.

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

Restricted Cash

Capricor accounts for the disbursements received under the CIRM Loan Agreement which have not been attributed to a particular project’s costs through the current period as restricted cash. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the ALLSTAR clinical trial.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission, did not or are not believed by management to have a material impact on the Company's present or future condensed consolidated financial statement presentation or disclosures. For a more detailed listing of the Company’s significant accounting policies, see Note 1 – “Organization and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2015, the fair value of our cash, cash equivalents, including restricted cash, and our marketable securities was approximately $24.5 million. Additionally, as of March 31, 2015, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consist primarily of money market funds and bank money market, which included short term United States treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

The goal of our investment policy is to place our investments with highly rated credit issuers and limit the amount of credit exposure. We seek to improve the safety and likelihood of preservation of our invested funds by limiting default risk and market risk. Our investments may be exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair market value of our investments, if any. We will manage this exposure by performing ongoing evaluations of our investments. Due to the short-term maturities, if any, of our investments to date, their carrying value has always approximated their fair value. Our policy is to mitigate default risk by investing in high credit quality securities, and we currently do not hedge interest rate exposure. Due to our policy of making investments in United States treasury securities with primarily short-term maturities, we believe that the fair value of our investment portfolio would not be significantly impacted by a hypothetical 100 basis point increase or decrease in interest rates.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission on March 16, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 9, 2015, the Company entered into a Share Purchase Agreement with select investors pursuant to which the Company agreed to issue and sell to the investors, in a private placement (“PIPE 1”), an aggregate of 2,839,045 shares of its common stock at a price per share of $3.523 for an aggregate purchase price of approximately $10,000,000. The shares of common stock sold in PIPE 1 were issued and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. Each of the investors in PIPE 1 represented to the Company that it was acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

On February 3, 2015, the Company entered into a Share Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors, in a private placement (“PIPE 2”), an aggregate of 1,658,822 shares of its common stock, par value $0.001 per share, at a price per share of $4.25 for an aggregate purchase price of approximately $7,050,000. The shares of common stock sold in PIPE 2 were issued and sold to “accredited investors,” as that term is defined in the Securities Act, and in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. Each of the investors in PIPE 2 represented to the Company that it was acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.2	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to, and included as part of, Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.3	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.5	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

4.6	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.1	Share Purchase Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.2	Registration Rights Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.3	Share Purchase Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.4	Registration Rights Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.5	Amendment dated February 2, 2015 to Share Purchase Agreement dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the purchaser signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.6	First Amendment to Exclusive License Agreement, dated as of February 27, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 (File No. 333-202589), filed with the Commission on March 6, 2015). +

10.7	Second Amendment to Lease Agreement, dated March 3, 2015, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-202589), filed with the Commission on March 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2014 through March 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

+ The Company has received confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: May 12, 2015	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	By:	/s/ Anthony Bergmann
Anthony Bergmann
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.2	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to, and included as part of, Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.3	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.5	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

4.6	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.1	Share Purchase Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.2	Registration Rights Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.3	Share Purchase Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.4	Registration Rights Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.5	Amendment dated February 2, 2015 to Share Purchase Agreement dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the purchaser signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.6	First Amendment to Exclusive License Agreement, dated as of February 27, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 (File No. 333-202589), filed with the Commission on March 6, 2015). +

10.7	Second Amendment to Lease Agreement, dated March 3, 2015, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-202589), filed with the Commission on March 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2014 through March 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

+ The Company has received confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

