Form 10-Q
period 2015-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2015-08-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of August 12, 2015 there were 16,254,985 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	expectation of or dates for commencement of clinical trials, investigational new drug filings, similar plans or projections;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers, third party manufacturers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	our ability to manufacture products for clinical and commercial use;

•	our ability to protect our patents and other intellectual property;

•	our ability to market any of our products;

•	our projected operating losses;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to compete against other companies and research institutions;

•	the effect of potential strategic transactions on our business;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make, if any.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,038,260	$8,034,765
Marketable securities	15,494,365	-
Restricted cash	599,582	2,977,024
Grant receivable	380,008	360,233
Prepaid expenses and other current assets	130,724	235,523

TOTAL CURRENT ASSETS	21,642,939	11,607,545

PROPERTY AND EQUIPMENT, net	263,059	229,455

OTHER ASSETS
Intangible assets, net of accumulated amortization of $74,305 and $49,930, respectively	215,377	239,752
In-process research and development, net of accumulated amortization of $0	1,500,000	1,500,000
Other assets	69,455	55,320

TOTAL ASSETS	$23,690,830	$13,632,072

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,678,848	$1,699,254
Accounts payable and accrued expenses, related party	538,721	433,712
Deferred revenue, current	3,645,834	4,166,667

TOTAL CURRENT LIABILITIES	6,863,403	6,299,633

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	2,734,374	4,166,666
Loan payable	9,155,857	9,155,857
Accrued interest	382,001	258,639

TOTAL LONG-TERM LIABILITIES	12,272,232	13,581,162

TOTAL LIABILITIES	19,135,635	19,880,795

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,223,281 and 11,707,051 shares issued and outstanding, respectively	16,223	11,707
Additional paid-in capital	33,446,837	16,054,697
Accumulated other comprehensive income	6,535	-
Accumulated deficit	(28,914,400)	(22,315,127)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,555,195	(6,248,723)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$23,690,830	$13,632,072

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

INCOME
Collaboration income	$911,458	$1,041,667	$1,953,125	$2,083,334
Grant income	380,008	-	1,126,243	-

TOTAL INCOME	1,291,466	1,041,667	3,079,368	2,083,334

OPERATING EXPENSES
Research and development	3,426,803	1,856,360	7,233,891	3,236,877
General and administrative	926,279	665,728	2,321,819	1,512,895

TOTAL OPERATING EXPENSES	4,353,082	2,522,088	9,555,710	4,749,772

LOSS FROM OPERATIONS	(3,061,616)	(1,480,421)	(6,476,342)	(2,666,438)

OTHER INCOME (EXPENSE)
Investment income	156	1,196	431	1,919
Interest expense	(61,681)	(54,704)	(123,362)	(80,031)

TOTAL OTHER INCOME (EXPENSE)	(61,525)	(53,508)	(122,931)	(78,112)

NET LOSS	(3,123,141)	(1,533,929)	(6,599,273)	(2,744,550)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain (loss) on marketable securities	10,475	(470)	6,535	106

COMPREHENSIVE LOSS	$(3,112,666)	$(1,534,399)	$(6,592,738)	$(2,744,444)

Net loss per share, basic and diluted	$(0.19)	$(0.13)	$(0.42)	$(0.23)

Weighted average number of shares, basic and diluted	16,222,754	11,692,318	15,549,988	11,690,888

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Balance at December 31, 2014	11,707,051	$11,707	$16,054,697	$-	$(22,315,127)	$(6,248,723)

Issuance of common stock, net of fees	4,497,867	4,498	16,441,720	-	-	16,446,218

Stock-based compensation	1,666	2	915,049	-	-	915,051

Unrealized gain on marketable securities	-	-	-	6,535	-	6,535

Stock options and warrants exercised	16,697	16	35,371	-	-	35,387

Net loss	-	-	-	-	(6,599,273)	(6,599,273)

Balance at June 30, 2015	16,223,281	$16,223	$33,446,837	$6,535	$(28,914,400)	$4,555,195

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,599,273)	$(2,744,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,004	16,216
Stock-based compensation	915,051	192,206
Change in assets - (increase) decrease:
Restricted cash	2,377,442	(2,976,441)
Grants receivable	(19,775)	-
Prepaid expenses and other current assets	104,799	99,659
Other assets	(14,135)	(29,592)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	979,594	196,574
Accounts payable and accrued expenses, related party	105,009	76,098
Accrued interest	123,362	80,031
Deferred revenue	(1,953,125)	10,416,666

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,930,047)	5,326,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(15,487,830)	-
Proceeds from sales and maturities of marketable securities	-	809
Purchases of property and equipment	(50,760)	(116,456)
Payments for leasehold improvements	(9,473)	(23,744)
Other investing activities, net	-	(23,910)

NET CASH USED IN INVESTING ACTIVITIES	(15,548,063)	(163,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	16,446,218	-
Proceeds from loan payable, net	-	4,686,614
Proceeds from stock awards, warrants, and options	35,387	2,469

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,481,605	4,689,083

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,996,505)	9,852,649

Cash and cash equivalents balance at beginning of period	8,034,765	1,729,537

Cash and cash equivalents balance at end of period	$5,038,260	$11,582,186

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

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

Liquidity

The Company has historically financed its research and development activities as well as operational expenses from equity financings, government grants, a payment from Janssen Biotech, Inc. (“Janssen”) pursuant to a Collaboration Agreement with Janssen and a loan award from the California Institute for Regenerative Medicine (“CIRM”).

Cash resources consisting of cash, cash equivalents and marketable securities as of June 30, 2015 were approximately $20.5 million, compared to $8.0 million as of December 31, 2014. In January 2015, the Company entered into a Share Purchase Agreement with select investors, pursuant to which the Company issued an aggregate of 2,839,045 shares of its common stock at a price per share of $3.523 for an aggregate purchase price of approximately $10,000,000. In February 2015, the Company entered into a Share Purchase Agreement with select investors, pursuant to which the Company issued an aggregate of 1,658,822 shares of its common stock at a price per share of $4.25 for an aggregate purchase price of approximately $7,050,000. The Company’s principal uses of cash are for research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

The Company’s future expenditures and capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•	the timing and costs associated with commercialization of its product candidates;
•	the timing and costs associated with its clinical trials and preclinical studies;
•	the number and scope of its research programs; and
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s cash requirements are expected to continue to increase as it advances its research, development and commercialization programs and the Company expects to seek additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities or the licensing or sale of its technology. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms or at all. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. To the extent the Company issues additional equity securities, its existing stockholders could experience substantial dilution.

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

Restricted Cash

As of June 30, 2015 and December 31, 2014, restricted cash represented funds received under Capricor’s Loan Agreement with CIRM (see Note 2 – “Loan Payable”), which are to be allocated to the ALLSTAR clinical trial research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the ALLSTAR clinical trial.

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

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Also, the Company recorded capitalized loan fees as a component of intangible assets on the condensed consolidated balance sheet (see Note 2 – “Loan Payable”). Total amortization expense was approximately $24,375 and $5,832 for the six months ended June 30, 2015 and 2014, respectively. A summary of future amortization expense as of June 30, 2015 is as follows:

Years ended	Amortization Expense
2015	$24,375
2016	48,749
2017	48,749
2018	43,732
2019	43,276
Thereafter	6,496

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

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As of June 30, 2015, the Company deemed the assets to not be impaired and did not amortize the in-process research and development.

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. In August 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the grant, approximately $2.9 million will be disbursed to Capricor over a period of three years, subject to annual and quarterly reporting requirements. As of June 30, 2015, approximately $1.7 million had been incurred under the terms of the award.

Income from Collaborative Arrangements

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

The Company determined the deliverables under its Collaboration Agreement with Janssen (see Note 7 – “License Agreements”) did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, the Company recognized revenue from non-refundable, upfront fees ratably over the term of its performance under the agreement with Janssen. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the condensed consolidated balance sheets of the Company and amortized over the estimated period of performance. The Company periodically reviews the estimated performance period of its contract based on the estimated progress of its project.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $3.4 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively, and $7.2 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $3.1 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, and $6.6 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended June 30, 2015 and 2014, the Company’s other comprehensive gain (loss) was $10,475 and $(470), respectively. For the six months ended June 30, 2015 and 2014, the Company’s other comprehensive gain was $6,535 and $106, respectively.

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

For the three months ended June 30, 2015 and 2014, warrants and options to purchase 6,143,299 and 5,193,021 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. For the six months ended June 30, 2015 and 2014, warrants and options to purchase 6,143,299 and 5,193,021 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at June 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Level I	Level II	Level III	Total
Marketable securities	$15,494,365	$-	$-	$15,494,365

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

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company must classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using the Black-Scholes option-pricing model. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. Management has determined the value of the warrant liability to be insignificant at June 30, 2015, and no such liability has been reflected on the balance sheet.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current generally accepted accounting principles in the United States of America (“U.S. GAAP”) and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements, as well as the available transition methods.

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

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. The Company is also required to meet certain progress milestones set forth in the CIRM Notice of Loan Award with respect to the progress of the ALLSTAR clinical trial and manufacturing of the product. There is no assurance that CIRM will continue the disbursement of funds. Capricor and CIRM have agreed to adjust future disbursements of loan proceeds to align with actual patient enrollment.

Under the terms of the CIRM Loan Agreement, CIRM deducted $36,667 from the initial disbursement to cover its costs in conducting financial due diligence on Capricor. According to the original CIRM Loan Agreement, CIRM intended to also deduct approximately $16,667 from each disbursement made in the second and third year of the loan period to cover its costs of continuing due diligence according to the payment disbursement schedule. However, in June 2014, the CIRM Loan Agreement was amended to adjust the due diligence costs that can be deducted from the disbursements. CIRM refunded approximately $6,667 to Capricor, which amount CIRM had previously withheld, and CIRM is not permitted to withhold additional funds from the indirect costs portion of Capricor’s future disbursements. So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has sufficient funds available to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. Capricor did not issue stock, warrants or other equity to CIRM in connection with this award.

In addition to the foregoing, the timing of the distribution of funds pursuant to the CIRM Loan Agreement shall be contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury, as determined by CIRM in its sole discretion. Disbursements from time to time may be delayed or suspended in order to coincide with projected expenditures and patient estimated enrollment of Capricor’s ALLSTAR clinical trial.

The due diligence costs are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of June 30, 2015, $30,000 of loan costs were capitalized with the balance of $14,138 to be amortized over approximately 2.6 years.

In February 2013, Capricor received loan proceeds of $857,267, net of loan costs. This disbursement carries interest at the initial rate of approximately 2.8% per annum.

In July 2013, Capricor received the second disbursement under the loan award of $3,067,799. This disbursement carries interest at the initial rate of approximately 2.5% per annum.

In April 2014, Capricor received the third disbursement under the loan award of $4,679,947. This disbursement carries interest at the initial rate of approximately 2.6% per annum.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

2.	LOAN PAYABLE (continued)

In July 2014, Capricor received the fourth disbursement under the loan award of $514,177, which includes previously deducted due diligence costs that were refunded. This disbursement carries interest at the initial rate of approximately 2.6% per annum. A portion of the principal received under the third and fourth disbursements are currently being recorded as restricted cash, due to the fact that Capricor must expend approved project costs in order to use these funds. For the three months ended June 30, 2015 and 2014, interest expense under the CIRM loan was $61,681 and $54,704, respectively. For the six months ended June 30, 2015 and 2014, interest expense under the CIRM loan was $123,362 and $80,031, respectively. The principal balance outstanding under the CIRM loan was $9,155,857 at each of June 30, 2015 and December 31, 2014.

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

On February 3, 2015, the Company entered into a Share Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors, in a private placement (“PIPE 2”), an aggregate of 1,658,822 shares of its common stock at a price per share of $4.25 for an aggregate purchase price of approximately $7,050,000.

Fees paid in conjunction with PIPE 1 and PIPE 2 amounted to $605,736 in the aggregate and were recorded as a reduction to additional paid-in capital.

Outstanding Shares

At June 30, 2015, the Company had 16,223,281 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the period ended June 30, 2015:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2015	303,881	$10.02
Granted	-	-
Exercised	(15,401)	2.27
Expired	(52,650)	47.00
Outstanding at June 30, 2015	235,830	$2.27

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (continued)

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2015:

At June 30, 2015
Grant Date	Warrants Outstanding	Range of Exercise Prices	Expiration Date
4/4/2012	187	$2.27	4/4/2017
11/20/2013	235,643	$2.27	11/20/2018
	235,830

Restricted Stock

In August 2014, the Company granted 10,000 shares of restricted stock to one of its consultants in consideration of services to be rendered. This restricted stock grant vested monthly over a period of one year. In February 2015, the Company terminated the agreement with the consultant effective March 2015, therefore, no additional shares will be issued pursuant to the restricted stock grant. For the six months ended June 30, 2015, the Company issued 1,666 shares of that restricted common stock grant, which were valued at approximately $8,588 in the aggregate. The fair value of the restricted stock was determined using the Company’s closing stock price on the vesting date.

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

At the time the merger between Capricor and Nile became effective, 4,149,710 shares of common stock were reserved under the 2012 Plan for the issuance of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and other service providers. Included in the 2012 Plan are the shares of common stock that were originally reserved under the 2006 Stock Option Plan. Under the 2012 Plan, each stock option granted will be designated in the award agreement as either an incentive stock option or a nonstatutory stock option. Notwithstanding such designation, however, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options.

At the time the merger between Capricor and Nile became effective, 2,697,311 shares of common stock were reserved under the 2012 Non-Employee Director Plan for the issuance of stock options to members of the Board whom are not employees of the Company.

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

The estimated weighted average fair values of the options granted during the three months ended June 30, 2015 and 2014 were approximately $3.53 and $4.05 per share, respectively. The estimated weighted average fair values of the options granted during the six months ended June 30, 2015 and 2014 were approximately $4.15 and $4.92 per share, respectively.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (continued)

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Expected volatility	81-82%	115-117%
Expected term	5-7 years	7 years
Dividend yield	0%	0%
Risk-free interest rates	0.3-2.0%	2.2%

Employee stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

General and administrative	$259,930	$81,546	$779,866	$160,806
Research and development	83,000	26,116	126,597	31,400
Total	$342,930	$107,662	$906,463	$192,206

As of June 30, 2015, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $4.6 million, which is expected to be recognized over approximately 3.4 years.

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

The following table summarizes stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	5,004,700	$0.75
Granted	933,190	5.70
Exercised	(1,296)	0.30
Expired/Cancelled	(29,125)	3.85
Outstanding at June 30, 2015	5,907,469	$1.52
Exercisable at June 30, 2015	4,149,750	$0.69

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2015, the Company maintained approximately $20.6 million of uninsured deposits.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

6.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that is effective for a two year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The monthly lease payment was $16,620 per month for the first twelve months of the term and increased to $17,285 per month for the second twelve months of the term. On March 3, 2015, Capricor executed a Second Amendment to Lease with The Bubble Real Estate Company, LLC, pursuant to which (i) additional space was added to the Company’s corporate office lease and (ii) the Company exercised its option to extend the lease term through June 30, 2016. Under the terms of the Second Amendment, commencing February 2, 2015, the base rent was $17,957 for one month, and, commencing March 2, 2015, the base rent increased to $21,420 per month for four months. Commencing July 1, 2015, the base rent increased to $22,111 per month for the remainder of the lease term.

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

Unless renewed, each of the leases described above will not be in effect for fiscal year 2018. A summary of future minimum rental payments required under operating leases as of June 30, 2015 is as follows:

Years ended	Operating Leases
2015	$248,766
2016	364,866
2017	96,750
Total minimum lease payments	$710,382

Expense incurred under operating leases to unrelated parties was approximately $65,088 and $49,860 for the three months ended June 30, 2015 and 2014, respectively, and approximately $125,765 and $99,720 for the six months ended June 30, 2015 and 2014, respectively. Expense incurred under operating leases to related parties was approximately $56,106 and $24,569 for the three months ended June 30, 2015 and 2014, respectively, and approximately $112,211 and $38,231 for the six months ended June 30, 2015 and 2014, respectively.

Legal Contingencies

Periodically, the Company may become involved in certain legal actions and claims arising in the ordinary course of business. There were no material legal actions or claims reported at June 30, 2015.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. As of December 31, 2014, $100,000 was recorded within accounts payable and accrued expenses as a development milestone due to the fact that Phase I of the ALLSTAR study enrollment had been completed. In May 2015, Capricor paid the development milestone related to Phase I that was owed to JHU pursuant to the terms of the JHU License Agreement.

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

Cedars-Sinai Medical Center License Agreements

License Agreement for CDCs

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

License Agreement for Exosomes

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

On February 27, 2015, Capricor and CSMC entered into a First Amendment to Exclusive License Agreement, thereby amending the Exosomes License Agreement (the “Exosomes License Amendment”). Under the Exosomes License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes four additional patent applications; (ii) Capricor was required to pay CSMC an upfront fee of $20,000; (iii) Capricor is required to reimburse CSMC approximately $34,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iv) Capricor is required to pay CSMC certain defined product development milestone payments upon reaching certain phases of its clinical studies and upon receiving approval for a product from the FDA. The product development milestones range from $15,000 upon the dosing of the first patient in a Phase I clinical trial of a product to $75,000 upon receipt of FDA approval for a product.  The maximum aggregate amount of milestone payments payable under the Exosomes License Agreement, as amended, is $190,000.  On June 10, 2015, Capricor and CSMC entered into a Second Amendment to Exclusive License Agreement, thereby amending the Exosomes License Agreement further to add an additional patent application to the Schedule of Patent Rights.

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

Beginning May 1, 2012, pursuant to a sublease agreement, Capricor subleased part of its office space to Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, for $2,500 per month. On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Litvack, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three month periods ended June 30, 2015 and 2014, Capricor recognized $7,500 in sublease income from the related party. For each of the six month periods ended June 30, 2015 and 2014, Capricor recognized $15,000 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

Payables to Related Party

At June 30, 2015 and December 31, 2014, the Company had accounts payable and accrued expenses to related parties totaling $538,721 and $433,712, respectively. CSMC accounts for approximately $538,721 and $421,328 of the total accounts payable and accrued expenses to related parties as of June 30, 2015 and December 31, 2014, respectively.

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

Overview

Our mission is to improve the treatment of diseases by discovering, developing and commercializing innovative therapies, with a primary focus on cardiovascular diseases. Our executive offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our Internet address is www.capricor.com.

Consummation of the Merger

On November 20, 2013, pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of July 7, 2013, as amended by that certain First Amendment to Agreement and Plan of Merger and Reorganization dated as of September 27, 2013, or, as so amended, the Merger Agreement, by and among Nile Therapeutics, Inc., a Delaware corporation, or Nile, Bovet Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Nile, or Merger Sub, and Capricor, Inc., or Capricor, Merger Sub merged with and into Capricor and Capricor became a wholly-owned subsidiary of Nile. Immediately prior to the effective time of the merger, and in connection therewith, Nile filed certain amendments to its certificate of incorporation which, among other things (i) effected a 1-for-50 reverse split of its common stock, (ii) changed its corporate name from “Nile Therapeutics, Inc.” to “Capricor Therapeutics, Inc.,” and (iii) effected a reduction in the total number of authorized shares of common stock from 100,000,000 to 50,000,000, and a reduction in the total number of authorized shares of preferred stock from 10,000,000 to 5,000,000.

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

We currently have six drug candidates in various stages of development:

•	CAP-1002: Capricor’s lead product candidate consists of allogeneic cardiosphere-derived cells, or CDCs. CAP-1002 is currently being tested in Capricor’s ALLSTAR Phase II clinical trial, which will determine if the cells can lead to reduction in scar size in patients who have had a heart attack. It is a dual cohort clinical trial that has two independently recruiting strata: the first are patients who have recently experienced a myocardial infarction, or MI (30-90 days post MI); the second are patients who have suffered an MI within one year (90 days to one-year post MI) to see if the cells can reduce the size of older, more established scar. In addition to measuring scar size, ALLSTAR will also look at a variety of clinical and quality of life endpoints. Phase I of the ALLSTAR trial was a 14 patient trial conducted to determine if allogeneic CDCs are safe for patients. Phase I of the trial was funded in large part by a grant received from the National Institutes of Health, or NIH. The primary endpoints focused on acute effects of cell delivery and potential immune consequences of allogeneic cell delivery. Patient enrollment was completed for the Phase I portion of the trial in October 2013. Preliminary 12 month MRI data collected on the patients in the Phase I open-label dose-escalation study revealed that those patients who would be included in the Phase II clinical study by virtue of dose and tissue type compatibility exhibited measurable improvement in ejection fraction, a global measure of the heart's pumping ability. Ejection fraction improved by 5.2%. Additionally, there was a relative reduction in scar size of 20.7%. Measurements of viable mass and regional function also showed quantifiable improvements.

In December 2013, Capricor received notification from the National Heart Lung and Blood Institute, or the NHLBI, Gene and Cell Therapy Data Safety Monitoring Board that the 14-patient Phase I portion had met its safety endpoints and that Capricor was cleared to begin the Phase II portion of the trial. Capricor began enrollment of the Phase II portion of the ALLSTAR study in the first quarter of 2014.  Phase II is a double-blind, randomized, placebo-controlled trial which is powered to detect a reduction in infarct (scar) size as measured by MRI in both groups of patients, those with recent and chronic MI, at the one year follow-up. The Phase II portion of the trial was designed to enroll up to 300 patients. To date, enrollment in the Phase II portion of the study has been slower than expected; however, Capricor is actively pursuing additional initiatives to increase the rate of enrollment, which may include, among other things, adding additional sites in the U.S. and Canada. It is Capricor’s intent to perform an interim analysis which, if successful, could result in a reduction in the number of patients necessary for achieving statistical significance and meeting the primary endpoint, which is reduction in infarct size at 12 months post infusion. Whether Capricor performs the interim analysis is subject to the concurrence of interested parties, including the FDA. As infarct size was reduced significantly in the CADUCEUS trial which treated patients at six months (as discussed below), Capricor intends to get a preliminary readout of ALLSTAR Phase II at six months post infusion. Phase II of the ALLSTAR study is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

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

Furthermore, we have announced plans to pursue a clinical program utilizing CAP-1002 as a potential treatment for Duchenne Muscular Dystrophy, or DMD. The clinical program will aim to treat cardiac dysfunction associated with the disease. We have received FDA clearance for our investigational new drug, or IND, for this trial. The Phase I/II clinical trial, which is named HOPE-Duchenne (halt cardiomyopathy progression in duchenne), is designed to enroll up to 24 patients in a randomized, multi-center study evaluating the safety and preliminary efficacy of CAP-1002. Patients will receive CAP-1002 in all three coronary arteries which will allow for it to be delivered to wide areas of the myocardium. Additionally, in April 2015, Capricor was granted orphan drug designation by the FDA for CAP-1002 for the treatment of cardiomyopathy associated with DMD.

•	Cenderitide (CD-NP): Cenderitide belongs to a class of drugs called natriuretic peptides. Preclinical and clinical data have shown that the natriuretic peptide class can act on multiple disease processes that play a role in negative outcomes associated with heart failure. Cenderitide’s treatment goal and target indication is to provide a novel and effective therapeutic option for the outpatient treatment of heart failure, thereby addressing a critical unmet need. Cenderitide is being designed as an outpatient therapy to be delivered continuously using a validated subcutaneous infusion pump for up to 90 days (the “post-acute” period) following an acute heart failure hospital admission, as well as for other potential indications. Cenderitide was designed by scientists at the Mayo Clinic to be the only dual natriuretic peptide receptor agonist. We initiated a Phase II clinical study of Cenderitide in January 2015 and completed enrollment in the first cohort in March 2015. Additionally, we entered into an Investigator-Initiated Research Support Agreement with Insulet Corporation, or Insulet. Pursuant to the agreement with Insulet, Insulet agreed to support our research by engaging in certain product development, project management and design control activities in addition to product supply for the Cenderitide clinical trial. We are utilizing the Insulet drug delivery system based on the OmniPod® technology. The first cohort of the trial enrolled 14 patients with stable, chronic heart failure. Patients received Cenderitide through subcutaneous infusion using Insulet’s drug delivery system technology. The drug was tolerated and there were no significant adverse events. Capricor has decided to conduct an additional small cohort in the study to further assess the safety and efficacy of this product candidate, which will include higher dose levels of Cenderitide. This study will assess the safety and tolerability, pharmacokinetics profiles and pharmacodynamic response to increasing dose levels of Cenderitide. Following these studies, Capricor will determine whether to conduct additional clinical studies to further assess the safety and efficacy of this product candidate. Initial topline results are expected to be reported in late 2015 or early 2016.

•	Exosomes: Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. Exosomes act as a transport vehicle out of the cell for microRNA, other fragments of genetic material and proteins that act as messengers between cells, ultimately providing regulatory function for many cell processes, including inflammation, angiogenesis, programmed cell death (apoptosis) and scarring. Pre-clinical research has shown that exogenous exosomes can be used as therapeutic agents aimed to direct or, in some cases, re-direct cellular activities. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them a class of exciting and novel therapeutic agents. We are currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess.

•	CAP-1001: CAP-1001 consists of autologous CDCs. This product was used in the Phase I CADUCEUS clinical trial, which was sponsored and conducted by CSMC in collaboration with JHU. In that study, 25 patients were enrolled, 17 of which received autologous CDCs. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. The data from CADUCEUS, using autologous CDCs, suggests that the cells are effective in reducing scar within several months of a heart attack. The ALLSTAR trial is designed to validate the results of CADUCEUS using an allogeneic product while also looking for potential efficacy in patients between 90 days and one year post MI with a more chronic scar, a patient population that CADUCEUS was not designed to study.

•	CU-NP: CU-NP is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. We are currently evaluating whether we will proceed with clinical development of this product.

•	CSps: CSps are multicellular clusters called cardiospheres, a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While Capricor considers the CSps an important product, at present there is no plan for a clinical trial for CSps.

We have no product sales to date and will not have the ability to generate any product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for many years, if ever. To date, most of our development expenses have related to our product candidates, CAP-1002 and Cenderitide. As we proceed with the clinical development of CAP-1002 and other potential indications for CAP-1002, and as we further develop Cenderitide, exosomes and other additional products, our expenses will further increase. To the extent that we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development activities will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private and public equity sales, grants received from the NIH, a payment from Janssen and a loan award from CIRM.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2015 and 2014 were approximately $0.9 million and $0.7 million, respectively. The increase in the second quarter of 2015 of approximately $0.2 million compared to the same period of 2014 is primarily attributable to an increase in personnel expenses related to increased headcount and stock-based compensation.

G&A expenses for the six months ended June 30, 2015 and 2014 were approximately $2.3 million and $1.5 million, respectively. The increase during the first six months of 2015 of approximately $0.8 million compared to the same period of 2014 is primarily attributable to an increase of approximately $0.6 million related to stock-based compensation expense. Furthermore, there was an increase of approximately $0.2 million in compensation and recruiting costs related to increased headcount in the six months ended June 30, 2015 as compared to the same period of 2014.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2015 and 2014 were approximately $3.4 million and $1.9 million, respectively. The increase of approximately $1.5 million in the second quarter of 2015 over the same period of 2014 is primarily due to the fact that the Company was actively conducting clinical trial activities of CAP-1002 (DYNAMIC and ALLSTAR) and Cenderitide in 2015 while we continued our research and development efforts. This resulted in an increase of approximately $1.2 million in clinical costs primarily related to contract research organizations and manufacturing costs associated with CAP-1002 and Cenderitide, as well as patient costs and expenses for the operational team that supports our clinical trials. Additionally, for the three months ended June 30, 2015, there was an increase of approximately $0.2 million in R&D expenses related to our Janssen CMC development and process development work as compared to the same period in 2014. Furthermore, there was an increase in R&D expenses related to our product candidates, including exosomes, of approximately $0.1 million for the three months ended June 30, 2015 as compared to the same period of 2014.

R&D expenses for the six months ended June 30, 2015 and 2014 were approximately $7.2 million and $3.2 million, respectively. The increase of approximately $4.0 million in the first half of 2015 over the same period of 2014 is primarily due to the fact that the Company was actively conducting clinical trial activities of CAP-1002 (DYNAMIC and ALLSTAR) and Cenderitide in 2015 while we continued our research and development efforts. This resulted in an increase of approximately $3.2 million in clinical costs primarily related to contract research organizations and manufacturing costs associated with CAP-1002 and Cenderitide, as well as patient costs and expenses for the operational team that supports our clinical trials. Additionally, for the six months ended June 30, 2015, there was an increase of approximately $0.4 million in R&D expenses related to our Janssen CMC development and process development work as compared to the same period in 2014. Furthermore, there was an increase in R&D expenses related to our product candidates, including exosomes, of approximately $0.4 million for the six months ended June 30, 2015 as compared to the same period of 2014.

  CAP-1002 – Although the development of CAP-1002 is in its early stages, we believe that it has the potential to treat heart disease and its complications. In December 2013, the NHLBI Gene and Cell Therapy Data Safety Monitoring Board gave Capricor approval to move into the Phase II portion of the ALLSTAR trial. We expect to spend approximately $10.0 million to $14.0 million during 2015 on the development of CAP-1002, which expenses are primarily related to our Phase II ALLSTAR trial and the DYNAMIC trial. The Phase I portion of the ALLSTAR trial was funded in large part through a grant received from the NIH. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014. Phase II is a double-blind, placebo-controlled, multi-centered study in which CAP-1002 will be administered to up to 300 patients via intracoronary infusion within 30 days to one year following a heart attack. Capricor is actively pursuing additional initiatives to increase the rate of enrollment, which may include adding additional sites in the U.S. and Canada. It is Capricor’s intent to perform an interim analysis which, if successful, could result in a reduction in the number of patients necessary for achieving statistical significance and meeting the primary endpoint, which is reduction in infarct size at 12 months post infusion. Whether Capricor will perform an interim analysis is subject to the concurrence of interested parties, including the FDA. Phase II is funded in large part through the support of a loan award from CIRM for approximately $19.8 million. The trial will measure several endpoints, including infarct size. Additional endpoints include left ventricular end-systolic and diastolic volume and ejection fraction at six and twelve months. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of these planned studies. Capricor recently completed enrollment of the first part of the DYNAMIC clinical trial. DYNAMIC is funded in large part through a grant award from the NIH. Except as may otherwise be agreed with respect to certain indications, if Janssen exercises its exclusive option under the Collaboration Agreement and Exclusive License Option between the Company and Janssen, or the Janssen Agreement, to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology, Janssen will thereafter be responsible for any additional trials and future development costs with respect to CAP-1002. Furthermore, as we proceed with the initiation of the HOPE-Duchenne trial, which is designed to evaluate the treatment of cardiac dysfunction associated with DMD, we expect our expenses related to CAP-1002 to increase further.

Cenderitide – We acquired the rights to Cenderitide in 2006, and have incurred substantial losses surrounding the development of the product to date. Prior to the merger between Capricor and Nile, Nile had incurred approximately $19.9 million in expenses directly relating to the Cenderitide development program through September 30, 2013. We recently completed enrollment of the first cohort of a Phase II trial which enrolled 14 patients with stable, chronic heart failure. Capricor has decided to conduct an additional small cohort in the study to further assess the safety and efficacy of this product candidate, which will include higher dose levels of Cenderitide. We expect to spend approximately $1.0 million to $2.0 million during 2015 in development expenses related to the Cenderitide clinical program. Following these studies, Capricor will determine whether to conduct additional clinical studies to further assess the safety and efficacy of this product candidate.

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

CU-NP – Nile acquired the rights to CU-NP in September 2008. Prior to the merger between Capricor and Nile, Nile had incurred approximately $0.7 million in expenses directly relating to the CU-NP development program through September 30, 2013. We are currently evaluating whether to proceed with further clinical development of this product candidate.

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

Grant Income. Grant income for the three months ended June 30, 2015 and 2014 was approximately $0.4 million and zero, respectively. This increase in grant income in the second quarter of 2015 as compared to the second quarter of 2014 is due to the timing of disbursements under our Phase IIB Bridge grant through the NIH for expenses incurred in connection with our DYNAMIC clinical trial.

Grant income for the six months ended June 30, 2015 and 2014 was approximately $1.1 million and zero, respectively. This increase in grant income in the first half of 2015 as compared to the same period of 2014 is due to the timing of disbursements under our Phase IIB Bridge grant through the NIH for expenses incurred in the first half of 2015 for our DYNAMIC clinical trial.

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the three months ended June 30, 2015 and 2014 was approximately $0.9 million and $1.0 million, respectively. A ratable portion of the payment to Capricor was recognized in both the three months ended June 30, 2015 and June 30, 2014 under the terms of the Janssen Agreement. The Company periodically reviews the estimated performance period of its contract based on the estimated progress of its project.

Collaboration income for the six months ended June 30, 2015 and 2014 was approximately $2.0 million and $2.1 million, respectively. A ratable portion of the payment to Capricor was recognized in both the six months ended June 30, 2015 and June 30, 2014 under the terms of the Janssen Agreement. The Company periodically reviews the estimated performance period of its contract based on the estimated progress of its project.

Investment Income. Investment income for the three months ended June 30, 2015 and 2014 was $156 and $1,196, respectively. The decrease in investment income in the second quarter of 2015 as compared to the same period in 2014 is primarily due to the timing of maturity and interest payments in our marketable securities account.

Investment income for the six months ended June 30, 2015 and 2014 was $431 and $1,919, respectively. The decrease in investment income in the first half of 2015 as compared to the same period in 2014 is primarily due to the timing of maturity and interest payments in our marketable securities account.

Interest Expense. Interest expense for the three months ended June 30, 2015 and 2014 was $61,681 and $54,704, respectively. This increase in interest expense in the second quarter of 2015 as compared to the same period in 2014 is due to accrued interest on the CIRM loan award related to the outstanding principal balance being higher in the second quarter of 2015 as compared to the same period of 2014.

Interest expense for the six months ended June 30, 2015 and 2014 was $123,362 and $80,031, respectively. The increase in interest expense in the first half of 2015 as compared to the same period in 2014 is due to the outstanding principal balance of the CIRM loan award being higher in the first half of 2015 as compared to the same period of 2014.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2015 and December 31, 2014 and our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2015 and 2014, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and capital resources	June 30, 2015	December 31, 2014
Cash and cash equivalents	$5,038	$8,035
Working capital	$14,780	$5,308
Stockholders’ equity (deficit)	$4,555	$(6,249)

	Six months ended June 30,
Cash flow data	2015	2014
Cash provided by (used in):
Operating activities	$(3,930)	$5,327
Investing activities	(15,548)	(163)
Financing activities	16,481	4,689
Net increase (decrease) in cash and cash equivalents	$(2,997)	$9,853

Our total cash resources, not including restricted cash, as of June 30, 2015 were approximately $5.0 million compared to approximately $8.0 million as of December 31, 2014. The decrease in total cash resources from December 31, 2014 to June 30, 2015 is primarily due to an allocation of cash and cash equivalents to marketable securities. Total marketable securities, consisting primarily of United States treasuries, were approximately $15.5 million as of June 30, 2015, as compared to zero as of December 31, 2014. The increase in working capital and stockholders’ equity as of June 30, 2015 is primarily due to the approximately $17.0 million received as a result of the two private placements of our common stock completed during the first quarter of fiscal year 2015. As of June 30, 2015, we had approximately $19.1 million in total liabilities, of which approximately $6.4 million was recorded as deferred income under the Janssen Agreement, and approximately $14.8 million in net working capital. We incurred a net loss of approximately $3.1 million for the three months ended June 30, 2015.

Cash used in operating activities was approximately $3.9 million for the six months ended June 30, 2015 and cash provided by operating activities was approximately $5.3 million for the six months ended June 30, 2014. The difference of approximately $9.2 million in cash from operating activities is primarily due to our receipt of the $12.5 million payment under the terms of the Janssen Agreement in early 2014. Additionally, there was an increase in total operating expenses for the six months ended June 30, 2015 of approximately $4.8 million as compared to the same period of 2014. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio and engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial and increasing losses, which will generate negative net cash flows from operating activities.

We had cash flow used in investing activities of approximately $15.5 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. The difference in cash used in investing activities for the six months ended June 30, 2015 as compared to the same period of 2014 is primarily due to the purchase of marketable securities in the first quarter of 2015.

We had cash provided by financing activities of approximately $16.5 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively. The difference in cash provided by financing activities for the six months ended June 30, 2015 as compared to the same period of 2014 is primarily a result of the two private placements of our common stock completed during the first quarter of fiscal year 2015.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. Subject to sufficient funding, following completion of the Phase II trial there may be a Phase IIb and/or Phase III trial. If we continue with a Phase IIb and/or Phase III trial, we will need substantial additional capital in order to continue the development of CAP-1002. Pursuant to the Janssen Agreement, the chemistry, manufacturing and controls package will be developed by the joint efforts of Janssen and Capricor. Capricor will be required to reimburse Janssen for its costs of development up to an agreed-upon maximum amount. If Janssen exercises its exclusive option under the Janssen Agreement to enter into an exclusive license agreement with Capricor, Janssen will be responsible for any additional trials and future development costs with respect to CAP-1002, except for those certain excluded indications.

We will need substantial additional capital in order to continue the development of Cenderitide. In March 2015, we completed enrollment of a Phase II clinical trial of Cenderitide and have decided to conduct an additional small cohort in the study to further assess the safety and efficacy of this product candidate, which will include higher dose levels of Cenderitide. Depending on the outcome of the trial and the availability of resources, the Phase II clinical trial may be followed by an additional clinical study. In March 2011, the FDA granted fast track designation to Cenderitide in the post-acute period. According to the FDA’s website, fast track designation facilitates the development and expeditious review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

Our research and development expenses will also increase as we further develop our exosomes program and if we conduct additional studies with CAP-1002, such as the second part of the DYNAMIC study and the clinical development of CAP-1002 to treat Duchenne muscular dystrophy cardiomyopathy. In April 2015, Capricor was granted orphan drug designation by the FDA for CAP-1002 for the treatment of cardiomyopathy associated with DMD. Orphan drug designation is granted by the FDA Office of Orphan Drug Products to drugs intended to treat a rare disease or condition affecting fewer than 200,000 people in the U.S. This designation confers special incentives to the drug developer, including tax credits on the clinical development costs and prescription drug user fee waivers and may allow for a seven year period of market exclusivity in the U.S. upon FDA approval.

From inception through June 30, 2015, we financed our operations through private and public sales of our equity securities, NIH grants, a payment from Janssen and a CIRM loan award. In the first quarter of 2015, we completed two private placements, securing approximately $17.0 million in additional capital through the issuance of common equity. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

In connection with PIPE 2, we entered into a Registration Rights Agreement with the investors in PIPE 2 on February 3, 2015. Pursuant to the terms of the Registration Rights Agreement for PIPE 2, we were obligated (i) to prepare and file with the Securities and Exchange Commission a registration statement to register for resale the shares issued and sold in PIPE 2, and (ii) to use our reasonable best efforts to cause the applicable registration statement to be declared effective by the Securities and Exchange Commission as soon as practicable, in each case subject to certain deadlines. We filed a Registration Statement on Form S-1 (SEC File No. 333-202589), or the PIPE Form S-1, to register for resale the shares of common stock underlying the shares issued in PIPE 2, which such PIPE Form S-1 was declared effective by the Securities and Exchange Commission on March 30, 2015. On June 4, 2015, we filed a post-effective amendment to the PIPE Form S-1 to convert the PIPE Form S-1 to a Registration Statement on Form S-3, which post-effective amendment was declared effective by the Securities and Exchange Commission on June 11, 2015.

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

In connection with PIPE 1, we also entered into a Registration Rights Agreement with the PIPE 1 investors on January 9, 2015. Pursuant to the terms of the Registration Rights Agreement, we were obligated (i) to prepare and file with the Securities and Exchange Commission a registration statement to register for resale the shares issued and sold in PIPE 1, and (ii) to use our reasonable best efforts to cause the applicable registration statement to be declared effective by the Securities and Exchange Commission as soon as practicable, in each case subject to certain deadlines. We filed the PIPE Form S-1to register for resale the shares of common stock underlying the shares issued in PIPE 1, which such PIPE Form S-1 was declared effective by the Securities and Exchange Commission on March 30, 2015. On June 4, 2015, we filed a post-effective amendment to the PIPE Form S-1 to convert the PIPE Form S-1 to a Registration Statement on Form S-3, which post-effective amendment was declared effective by the Securities and Exchange Commission on June 11, 2015.

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

The 2013 Notes converted at the close of the merger between Capricor and Nile on November 20, 2013 into 251,044 shares of our common stock on a post-reverse stock split basis. Additionally, 251,044 warrants to purchase our common stock at a strike price of $2.2725, on a post-reverse stock split basis, were issued to the holders of the 2013 Notes. We filed a Registration Statement on Form S-1, (SEC File No. 333-195385), or the Note Shares Form S-1, to register for resale the shares of common stock underlying the 2013 Notes, which such Note Shares Form S-1 was declared effective by the Securities and Exchange Commission on June 6, 2014. On July 20, 2015, we filed a post-effective amendment to the Note Shares Form S-1 to convert the Note Shares Form S-1 to a Registration Statement on Form S-3, which post-effective amendment was declared effective by the Securities and Exchange Commission on August 7, 2015.

Financing Activities by Capricor, Inc.

CIRM Loan Agreement. On February 5, 2013, Capricor entered into a Loan Agreement with CIRM, or the CIRM Loan Agreement, pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of the ALLSTAR clinical trial.

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. The Company is also required to meet certain progress milestones set forth in the CIRM Notice of Loan Award with respect to the progress of the ALLSTAR clinical trial and manufacturing of the product. There is no assurance that CIRM will continue the disbursement of funds. Capricor and CIRM have agreed to adjust future disbursements of loan proceeds to align with actual patient enrollment.

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

In addition to the foregoing, the timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury, as determined by CIRM in its sole discretion.

Grant Award

In August 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the grant, approximately $2,879,437 will be disbursed to us over a period of three years, subject to annual and quarterly reporting requirements. In June 2014, Capricor received approval from the NIH to deploy this grant to fund the first part of the DYNAMIC trial. The first part of the DYNAMIC trial used CAP-1002 to treat patients with advanced heart failure. As of June 30, 2015, approximately $1.7 million had been incurred under the terms of the award.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of June 30, 2015.

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

Income from Collaborative Arrangements

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

We determined the deliverables under Capricor’s Collaboration Agreement with Janssen did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees ratably over the term of our performance under the agreement. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets and amortized over the estimated period of performance. We periodically review the estimated performance period of our contract based on the progress of our project.

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

Warrant Liability

We previously accounted for warrants issued in connection with the financing we completed in April 2012 and the embedded derivative warrant liability contained in the 2013 Notes in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at June 30, 2015, and no such liability has been reflected on the condensed consolidated balance sheet.

Long-Term Debt

Capricor accounts for the loan proceeds under its CIRM Loan Agreement as long-term liabilities. Capricor recognizes the CIRM loan disbursements as a loan payable as the principal is disbursed rather than recognizing the full amount of the award. Capricor recognizes the disbursements in this manner since the period in which the loan will be paid back will not be in the foreseeable future. The terms of the CIRM Loan Agreement contain certain forgiveness provisions that may allow for the principal and interest of the loan to be forgiven. The potential for forgiveness of the loan is contingent upon many conditions, some of which are outside of Capricor’s control, and no such estimates are made to determine a value for this potential forgiveness.

Restricted Cash

Capricor accounts for the disbursements received under the CIRM Loan Agreement which have not been attributed to a particular project’s costs through the current period as restricted cash. Generally, a reduction in restricted cash occurs when the Company deems certain costs are attributable to the ALLSTAR clinical trial.

Recently Issued or Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current generally accepted accounting principles in the United States of America (“U.S. GAAP”) and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements, as well as the available transition methods.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2015, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $21.1 million. Additionally, as of June 30, 2015, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consist primarily of money market funds and bank money market, which included short term United States treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

4.3	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.1	Second Amendment to Exclusive License Agreement, dated as of June 10, 2015, by and0 between Capricor, Inc. and Cedars-Sinai Medical Center.*‡

10.2	Lease Agreement, dated March 29, 2012, between Capricor, Inc. and The Bubble Real Estate Company, LLC.*

10.3	First Amendment to the Lease Agreement, dated June 13, 2013, between Capricor, Inc. and The Bubble Real Estate Company, LLC.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2014 through June 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

‡ The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: August 13, 2015	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Anthony Bergmann
Anthony Bergmann
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

4.3	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.1	Second Amendment to Exclusive License Agreement, dated as of June 10, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center.*‡

10.2	Lease Agreement, dated March 29, 2012, between Capricor, Inc. and The Bubble Real Estate Company, LLC.*

10.3	First Amendment to the Lease Agreement, dated June 13, 2013, between Capricor, Inc. and The Bubble Real Estate Company, LLC.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2014 through June 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

‡ The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

