Form 10-Q
period 2015-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2015-11-13
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 12, 2015 there were 16,254,985 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	expectation of or dates for commencement of clinical trials, investigational new drug filings and similar plans or projections;
•	the regulatory approval of our drug candidates;
•	our use of clinical research centers, third party manufacturers and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	our ability to manufacture products for clinical and commercial use;
•	our ability to protect our patents and other intellectual property;
•	our ability to market any of our products;
•	our ability to compete against other companies and research institutions;
•	our ability to expand our operations internationally;
•	the effect of potential strategic transactions on our business;
•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
•	our ability to attract and retain key personnel; and
•	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,218,409	$8,034,765
Marketable securities	12,999,445	-
Restricted cash	-	2,977,024
Grant receivable	403,425	360,233
Prepaid expenses and other current assets	92,476	235,523

TOTAL CURRENT ASSETS	17,713,755	11,607,545

PROPERTY AND EQUIPMENT, net	332,143	229,455

OTHER ASSETS
Intangible assets, net of accumulated amortization of $86,492 and $49,930, respectively	203,190	239,752
In-process research and development, net of accumulated amortization of $0	1,500,000	1,500,000
Other assets	133,201	55,320

TOTAL ASSETS	$19,882,289	$13,632,072

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,308,677	$1,699,254
Accounts payable and accrued expenses, related party	579,657	433,712
Deferred revenue, current	3,645,834	4,166,667

TOTAL CURRENT LIABILITIES	6,534,168	6,299,633

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	1,822,916	4,166,666
Loan payable	9,155,857	9,155,857
Accrued interest	443,682	258,639

TOTAL LONG-TERM LIABILITIES	11,422,455	13,581,162

TOTAL LIABILITIES	17,956,623	19,880,795

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,254,985 and 11,707,051 shares issued and outstanding, respectively	16,255	11,707
Additional paid-in capital	33,723,806	16,054,697
Accumulated other comprehensive income	11,949	-
Accumulated deficit	(31,826,344)	(22,315,127)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,925,666	(6,248,723)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,882,289	$13,632,072

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

INCOME
Collaboration income	$911,458	$1,041,667	$2,864,583	$3,125,001
Grant income	403,426	259,800	1,529,669	259,800

TOTAL INCOME	1,314,884	1,301,467	4,394,252	3,384,801

OPERATING EXPENSES
Research and development	3,192,657	1,966,889	10,426,548	5,203,766
General and administrative	972,782	819,683	3,294,601	2,332,579

TOTAL OPERATING EXPENSES	4,165,439	2,786,572	13,721,149	7,536,345

LOSS FROM OPERATIONS	(2,850,555)	(1,485,105)	(9,326,897)	(4,151,544)

OTHER INCOME (EXPENSE)
Investment income	292	1,210	723	3,129
Interest expense	(61,681)	(60,091)	(185,043)	(140,122)

TOTAL OTHER INCOME (EXPENSE)	(61,389)	(58,881)	(184,320)	(136,993)

NET LOSS	(2,911,944)	(1,543,986)	(9,511,217)	(4,288,537)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain (loss) on marketable securities	5,414	(733)	11,949	(627)

COMPREHENSIVE LOSS	$(2,906,530)	$(1,544,719)	$(9,499,268)	$(4,289,164)

Net loss per share, basic and diluted	$(0.18)	$(0.13)	$(0.60)	$(0.37)

Weighted average number of shares, basic and diluted	16,242,090	11,700,136	15,783,224	11,694,004

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Balance at December 31, 2014	11,707,051	$11,707	$16,054,697	$-	$(22,315,127)	$(6,248,723)

Issuance of common stock, net of fees	4,497,867	4,498	16,441,720	-	-	16,446,218

Stock-based compensation	1,666	2	1,181,976	-	-	1,181,978

Unrealized gain on marketable securities	-	-	-	11,949	-	11,949

Stock options and warrants exercised	48,401	48	45,413	-	-	45,461

Net loss	-	-	-	-	(9,511,217)	(9,511,217)

Balance at September 30, 2015	16,254,985	$16,255	$33,723,806	$11,949	$(31,826,344)	$1,925,666

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,511,217)	$(4,288,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	79,787	28,352
Stock-based compensation	1,181,978	347,482
Change in assets - (increase) decrease:
Restricted cash	2,977,024	(2,297,801)
Receivables	(43,192)	(260,436)
Prepaid expenses and other current assets	143,047	117,663
Other assets	(77,881)	(29,592)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	609,423	95,792
Accounts payable and accrued expenses, related party	145,945	(123,142)
Accrued interest	185,043	140,122
Deferred revenue	(2,864,583)	9,374,999

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,174,626)	3,104,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(17,987,496)	-
Proceeds from sales and maturities of marketable securities	5,000,000	549
Purchases of property and equipment	(124,383)	(146,685)
Payments for leasehold improvements	(21,530)	(23,744)
Other investing activities, net	-	(64,514)

NET CASH USED IN INVESTING ACTIVITIES	(13,133,409)	(234,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	16,446,218	-
Proceeds from loan payable, net	-	5,200,791
Proceeds from stock awards, warrants, and options	45,461	4,599

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,491,679	5,205,390

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,816,356)	8,075,898

Cash and cash equivalents balance at beginning of period	8,034,765	1,729,537

Cash and cash equivalents balance at end of period	$4,218,409	$9,805,435

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

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

Cash, cash equivalents and marketable securities as of September 30, 2015 were approximately $17.2 million, compared to $8.0 million as of December 31, 2014. In January 2015, the Company entered into a Share Purchase Agreement with select investors, pursuant to which the Company issued an aggregate of 2,839,045 shares of its common stock at a price per share of $3.523 for an aggregate purchase price of approximately $10,000,000. In February 2015, the Company entered into a Share Purchase Agreement with select investors, pursuant to which the Company issued an aggregate of 1,658,822 shares of its common stock at a price per share of $4.25 for an aggregate purchase price of approximately $7,050,000. The Company’s principal uses of cash are for research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

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

The Company’s cash requirements are expected to continue to increase as it advances its research, development and commercialization programs and the Company expects to seek additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and from government grants. The Company cannot provide assurances financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms or at all. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. To the extent the Company issues additional equity securities, its existing stockholders could experience substantial dilution.

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

Restricted Cash

As of September 30, 2015 and December 31, 2014, restricted cash represented funds received under Capricor’s Loan Agreement with CIRM (see Note 2 – “Loan Payable”), which are to be allocated to the ALLSTAR clinical trial research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the ALLSTAR clinical trial.

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

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Also, the Company recorded capitalized loan fees as a component of intangible assets on the condensed consolidated balance sheet (see Note 2 – “Loan Payable”). Total amortization expense was approximately $36,562 and $8,282 for the nine months ended September 30, 2015 and 2014, respectively. A summary of future amortization expense as of September 30, 2015 is as follows:

Years ended	Amortization Expense
2015	$12,187
2016	48,749
2017	48,749
2018	43,732
2019	43,276
Thereafter	6,496

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

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As of September 30, 2015, the Company deemed the assets to not be impaired and did not amortize the in-process research and development.

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. In August 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the grant, disbursements are being made to Capricor over a period of approximately three years, in an aggregate amount of approximately $2.9 million, subject to annual and quarterly reporting requirements. As of September 30, 2015, approximately $2.1 million had been incurred under the terms of the award.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $3.2 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, and $10.4 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $2.9 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $9.5 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended September 30, 2015 and 2014, the Company’s other comprehensive gain (loss) was $5,414 and $(733), respectively. For the nine months ended September 30, 2015 and 2014, the Company’s other comprehensive gain (loss) was $11,949 and $(627), respectively.

Basic and Diluted Loss per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares, which primarily consist of stock options issued to employees, consultants and directors as well as warrants issued to third parties, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

For the three months ended September 30, 2015 and 2014, warrants and options to purchase 6,273,197 and 5,311,693 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. For the nine months ended September 30, 2015 and 2014, warrants and options to purchase 6,273,197 and 5,311,693 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at September 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
	Level I	Level II	Level III	Total
Marketable securities	$12,999,445	$-	$-	$12,999,445

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

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company must classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using the Black-Scholes option-pricing model. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense.  Management has determined the value of the warrant liability to be insignificant at September 30, 2015, and no such liability has been reflected on the balance sheet.

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

Under the terms of the CIRM Loan Agreement, CIRM deducted $36,667 from the initial disbursement to cover its costs in conducting financial due diligence on Capricor. According to the original CIRM Loan Agreement, CIRM intended to also deduct approximately $16,667 from each disbursement made in the second and third year of the loan period to cover its costs of continuing due diligence according to the payment disbursement schedule. However, in June 2014, the CIRM Loan Agreement was amended to adjust the due diligence costs that can be deducted from the disbursements. CIRM refunded approximately $6,667 to Capricor, which amount CIRM had previously withheld, and CIRM is not permitted to withhold additional funds from the indirect costs portion of Capricor’s future disbursements. So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has sufficient funds available to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. Capricor did not issue stock, warrants or other equity to CIRM in connection with this award. Additionally, on September 30, 2015, the Company entered into a Joinder Agreement with Capricor, Inc. and CIRM, pursuant to which, among other things, the Company agreed to become a loan party under the CIRM Loan Agreement and to be jointly and severally responsible with Capricor for the performance of, and to be bound by the obligations and liabilities under, the CIRM Loan Agreement, subject to the rights and benefits afforded to a loan recipient thereunder.

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

The due diligence costs are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of September 30, 2015, $30,000 of loan costs were capitalized with the balance of $12,770 to be amortized over approximately 2.4 years.

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

In July 2014, Capricor received the fourth disbursement under the loan award of $514,177, which includes previously deducted due diligence costs that were refunded. This disbursement carries interest at the initial rate of approximately 2.6% per annum. For the three months ended September 30, 2015 and 2014, interest expense under the CIRM loan was $61,681 and $60,091, respectively. For the nine months ended September 30, 2015 and 2014, interest expense under the CIRM loan was $185,043 and $140,122, respectively. The principal balance outstanding under the CIRM loan was $9,155,857 at each of September 30, 2015 and December 31, 2014.

3.	STOCKHOLDERS’ EQUITY

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

Fees paid in conjunction with PIPE 1 and PIPE 2 amounted to $605,736 in the aggregate and were recorded as a reduction to additional paid-in capital.

Outstanding Shares

At September 30, 2015, the Company had 16,254,985 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the period ended September 30, 2015:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2015	303,881	$10.02
Granted	-	-
Exercised	(15,401)	2.27
Expired	(52,650)	47.00
Outstanding at September 30, 2015	235,830	$2.27

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (continued)

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2015:

At September 30, 2015
Grant Date	Warrants Outstanding	Exercise Price	Expiration Date

4/4/2012	187	$2.27	4/4/2017
11/20/2013	235,643	$2.27	11/20/2018
	235,830

Restricted Stock

In August 2014, the Company granted 10,000 shares of restricted stock to one of its consultants in consideration of services to be rendered. This restricted stock grant was to vest monthly over a period of one year. In February 2015, the Company terminated the agreement with the consultant effective March 2015 and therefore, no additional shares will be issued pursuant to the restricted stock grant. For the nine months ended September 30, 2015, the Company issued 1,666 shares of that restricted common stock grant, which were valued at approximately $8,588 in the aggregate. The fair value of the restricted stock was determined using the Company’s closing stock price on the vesting date.

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

The estimated weighted average fair values of the options granted during the three months ended September 30, 2015 and 2014 were approximately $3.11 and $3.83 per share, respectively. The estimated weighted average fair values of the options granted during the nine months ended September 30, 2015 and 2014 were approximately $3.86 and $4.40 per share, respectively.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (continued)

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Expected volatility	80-82%	112-117%
Expected term	5-7 years	7 years
Dividend yield	0%	0%
Risk-free interest rates	0.3-2.0%	2.2%

Employee stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

General and administrative	$220,419	$113,690	$1,000,284	$274,496
Research and development	46,508	34,797	173,106	66,197
Total	$266,927	$148,487	$1,173,390	$340,693

As of September 30, 2015, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $4.8 million, which is expected to be recognized over approximately 3.2 years.

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

The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	5,004,700	$0.75
Granted	1,287,637	5.34
Exercised	(33,000)	0.32
Expired/Cancelled	(221,970)	3.85
Outstanding at September 30, 2015	6,037,367	$1.62
Exercisable at September 30, 2015	4,341,288	$0.72

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions.  These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000.  Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2015, the Company maintained approximately $16.7 million of uninsured deposits.

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

On May 14, 2014, Capricor entered into a facilities lease with Cedars-Sinai Medical Center (“CSMC”), a shareholder of the Company, for two research labs (the “Facilities Lease”). The Facilities Lease is for a term of three years commencing June 1, 2014 and replaces the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment under the Facilities Lease was approximately $15,461 per month for the first six months of the term and increased to approximately $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index.

Unless renewed, each of the leases described above will not be in effect for fiscal year 2018. A summary of future minimum rental payments required under operating leases as of September 30, 2015 is as follows:

Years ended	Operating Leases
2015	$124,383
2016	364,866
2017	96,750
Total minimum lease payments	$585,999

Expense incurred under operating leases to unrelated parties was approximately $65,088 and $51,855 for the three months ended September 30, 2015 and 2014, respectively, and approximately $190,854 and $151,575 for the nine months ended September 30, 2015 and 2014, respectively. Expense incurred under operating leases to related parties was approximately $56,105 and $46,382 for the three months ended September 30, 2015 and 2014, respectively, and approximately $168,316 and $84,613 for the nine months ended September 30, 2015 and 2014, respectively.

Legal Contingencies

Periodically, the Company may become involved in certain legal actions and claims arising in the ordinary course of business. There were no material legal actions or claims reported at September 30, 2015.

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

University of Rome License Agreement

Capricor and the University of Rome entered into a License Agreement, dated June 21, 2006 (the “Rome License Agreement”) which provides for the grant of an exclusive, world-wide, royalty-bearing license by the University of Rome to Capricor (with the right to sublicense) to develop and commercialize licensed products under the licensed patent rights in all fields. With respect to any new or future patent applications assigned to the University of Rome utilizing cardiac stem cells in cardiac care, Capricor has a first right of negotiation for a certain period of time to obtain a license thereto.

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

As noted above, Capricor is party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 6 – “Commitments and Contingencies”). Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute, the Co-Founder of Capricor and Chairman of Capricor’s Scientific Advisory Board.

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

Lease and Sub-Lease Agreements

As noted above, Capricor Therapeutics is party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 6 – “Commitments and Contingencies”). Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute, the Co-Founder of Capricor and the Chairman of Capricor’s Scientific Advisory Board.

Beginning May 1, 2012, pursuant to a sublease agreement, Capricor subleased part of its office space to Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, for $2,500 per month. On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Litvack, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three month periods ended September 30, 2015 and 2014, Capricor recognized $7,500 in sublease income from the related party. For each of the nine month periods ended September 30, 2015 and 2014, Capricor recognized $22,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

Effective January 1, 2013, Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, entered into an oral Consulting Agreement with Capricor whereby Capricor agreed to pay Dr. Litvack fees of $10,000 per month for consulting services. On March 24, 2014, Capricor entered into a written Consulting Agreement with Dr. Litvack memorializing the $10,000 per month compensation arrangement described above. The agreement is terminable upon 30 days’ notice.

Payables to Related Party

At September 30, 2015 and December 31, 2014, the Company had accounts payable and accrued expenses to related parties totaling $566,693 and $433,712, respectively. CSMC accounts for approximately $566,693 and $421,328 of the total accounts payable and accrued expenses to related parties as of September 30, 2015 and December 31, 2014, respectively.

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

Capricor, our wholly-owned subsidiary, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D., and his collaborators. First located in Baltimore, Maryland, adjacent to The Johns Hopkins University, or JHU, where Dr. Marbán was chief of cardiology, Capricor moved to Los Angeles, California in 2007 when Dr. Marbán became Director of the Heart Institute at Cedars-Sinai Medical Center, or CSMC. Capricor’s laboratories are located in space that Capricor leases from CSMC.

Drug Candidates

We currently have six drug candidates in various stages of development:

•	CAP-1002: Capricor’s lead product candidate consists of allogeneic cardiosphere-derived cells, or CDCs. CAP-1002 is currently being tested in Capricor’s ALLSTAR Phase II clinical trial which will determine if the cells can lead to reduction in scar size in patients who have had a heart attack. It is a dual cohort clinical trial that has two independently recruiting strata: the first are patients who have recently experienced a myocardial infarction, or MI (30-90 days post MI); the second are patients who have suffered an MI within one year (90 days to one-year post MI) to see if the cells can reduce the size of older, more established scar. In addition to measuring scar size, ALLSTAR will also look at a variety of clinical and quality of life endpoints. Phase I of the ALLSTAR trial was a 14 patient trial conducted to determine if allogeneic CDCs are safe for patients. Phase I of the trial was funded in large part by a grant received from the National Institutes of Health, or NIH. The primary endpoints focused on acute effects of cell delivery and potential immune consequences of allogeneic cell delivery. Patient enrollment was completed for the Phase I portion of the trial in October 2013. Preliminary 12 month MRI data collected on the patients in the Phase I open-label dose-escalation study revealed that those patients who would be included in the Phase II clinical study by virtue of dose and tissue type compatibility exhibited measurable improvement in ejection fraction, a global measure of the heart's pumping ability. Ejection fraction improved by 5.2%. Additionally, there was a relative reduction in scar size of 20.7%. Measurements of viable mass and regional function also showed quantifiable improvements.

In December 2013, Capricor received notification from the National Heart Lung and Blood Institute, or the NHLBI, Gene and Cell Therapy Data Safety Monitoring Board that the 14-patient Phase I portion had met its safety endpoints and that Capricor was cleared to begin the Phase II portion of the trial. Capricor began enrollment of the Phase II portion of the ALLSTAR study in the first quarter of 2014.  Phase II is a double-blind, randomized, placebo-controlled trial which is powered to detect a reduction in infarct (scar) size as measured by MRI in both groups of patients, those with recent and chronic MI, at the one year follow-up. The Phase II portion of the trial was designed to enroll up to 300 patients. To date, enrollment in the Phase II portion of the study has been slower than expected; however, Capricor is actively pursuing additional initiatives to increase the rate of enrollment, including adding additional investigational sites in the U.S. and Canada, which are now in the start-up phase. It is Capricor’s intent to perform an interim analysis which, if successful, could result in a reduction in the number of patients necessary for achieving statistical significance and meeting the primary endpoint, which is reduction in infarct size at 12 months post infusion. Whether Capricor performs the interim analysis is subject to the concurrence of interested parties, including the FDA. As infarct size was reduced significantly in the CADUCEUS trial, which treated patients at six months (as discussed below), Capricor intends to get a preliminary readout of ALLSTAR Phase II at six months post infusion. Phase II of the ALLSTAR study is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

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

Additionally, Capricor has been awarded a grant for approximately $2.9 million from the NIH to support further development of the CAP-1002 product. In June 2014, we received approval from the NIH to use the funds from the grant for the first part of the DYNAMIC (dilated cardiomyopathy intervention with allogeneic myocardially-regenerative cells) trial, which is being sponsored by Capricor. The first part of the DYNAMIC trial used CAP-1002 to treat patients with advanced heart failure utilizing triple-vessel intracoronary infusion. We initiated enrollment of the DYNAMIC trial in December 2014 and completed enrollment in April 2015. Initial top-line results were presented at the American Heart Association’s Annual Scientific Sessions in November 2015. Multi-vessel intracoronary infusion of CAP-1002 in subjects with dilated cardiomyopathy was shown to be safe in this study with no major adverse cardiac events reported at one month or at six months post-infusion. Though this trial was intended as an early safety study, the six-month data demonstrated encouraging and congruent preliminary efficacy signals in multiple parameters, including subjective well-being, exercise capacity, ejection fraction and ventricular volumes.

Furthermore, we have announced plans to pursue a clinical program utilizing CAP-1002 as a potential treatment for Duchenne Muscular Dystrophy, or DMD. The clinical program will aim to treat cardiac dysfunction associated with the disease. We have received FDA clearance for our investigational new drug, or IND, for this trial. The Phase I/II clinical trial, which is named HOPE-Duchenne (halt cardiomyopathy progression in duchenne), is designed to enroll up to 24 patients in a randomized, multi-center study evaluating the safety and preliminary efficacy of CAP-1002. Patients will receive CAP-1002 in all three coronary arteries which will allow for it to be delivered to wide areas of the myocardium. Additionally, in April 2015, Capricor was granted orphan drug designation by the FDA for CAP-1002 for the treatment of cardiomyopathy associated with DMD. The HOPE-DUCHENNE trial is currently open for enrollment.

•	Cenderitide (CD-NP): Cenderitide belongs to a class of drugs called natriuretic peptides. Preclinical and clinical data have shown that the natriuretic peptide class can act on multiple disease processes that play a role in negative outcomes associated with heart failure. Cenderitide’s treatment goal and target indication is to provide a novel and effective therapeutic option for the outpatient treatment of heart failure, thereby addressing a critical unmet need. Cenderitide is being designed as an outpatient therapy to be delivered continuously using a validated subcutaneous infusion pump for up to 90 days (the “post-acute” period) following an acute heart failure hospital admission, as well as for other potential indications. Cenderitide was designed by scientists at the Mayo Clinic to be the only dual natriuretic peptide receptor agonist. We initiated a Phase II clinical study of Cenderitide in January 2015 and completed enrollment in March 2015. Additionally, we entered into an Investigator-Initiated Research Support Agreement with Insulet Corporation, or Insulet. Pursuant to the agreement with Insulet, Insulet agreed to support our research by engaging in certain product development, project management and design control activities in addition to product supply for the Cenderitide clinical trial. We are utilizing the Insulet drug delivery system based on the OmniPod® technology. The trial enrolled 14 patients with stable, chronic heart failure. Patients received Cenderitide through subcutaneous infusion using Insulet’s drug delivery system technology. The drug was tolerated and there were no significant adverse events. Capricor has decided to conduct an additional small study to further assess the safety and efficacy of this product candidate, which will include higher dose levels of Cenderitide. This study will assess the safety and tolerability, pharmacokinetics profiles and pharmacodynamic response to increasing dose levels of Cenderitide. Following these studies, Capricor will determine whether to conduct additional clinical studies to further assess the safety and efficacy of this product candidate.

•	Exosomes: Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. Exosomes act as a transport vehicle out of the cell for microRNA, other fragments of genetic material and proteins that act as messengers between cells, ultimately providing regulatory function for many cell processes, including inflammation, angiogenesis, programmed cell death (apoptosis) and scarring. Pre-clinical research has shown that exogenous exosomes can be used as therapeutic agents aimed to direct or, in some cases, re-direct cellular activities. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them a class of exciting and novel therapeutic agents. We are currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess.

•	CAP-1001: CAP-1001 consists of autologous CDCs. This product was used in the Phase I CADUCEUS clinical trial, which was sponsored and conducted by CSMC in collaboration with JHU. In that study, 25 patients were enrolled, 17 of which received autologous CDCs. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. The data from CADUCEUS, using autologous CDCs, suggests that the cells are effective in reducing scar within several months of a heart attack. The ALLSTAR trial is designed to validate the results of CADUCEUS using an allogeneic product while also looking for potential efficacy in patients between 90 days and one year post MI with a more chronic scar, a patient population that CADUCEUS was not designed to study.

•	CU-NP: CU-NP is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. We are currently evaluating whether we will proceed with clinical development of this product.

•	CSps: CSps are multicellular clusters called cardiospheres, a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While Capricor considers the CSps an important product, at present there is no plan for a clinical trial for CSps.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2015 and 2014 were approximately $1.0 million and $0.8 million, respectively. The increase in the third quarter of 2015 of approximately $0.2 million compared to the same period of 2014 is primarily attributable to an increase in personnel expenses related to increased headcount and stock-based compensation.

G&A expenses for the nine months ended September 30, 2015 and 2014 were approximately $3.3 million and $2.3 million, respectively. The increase during the first nine months of 2015 of approximately $1.0 million compared to the same period of 2014 is primarily attributable to an increase of approximately $0.7 million related to stock-based compensation expense. Furthermore, there was an increase of approximately $0.2 million in compensation and recruiting costs related to increased headcount in the nine months ended September 30, 2015 as compared to the same period of 2014.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2015 and 2014 were approximately $3.2 million and $2.0 million, respectively. The increase of approximately $1.2 million in the third quarter of 2015 over the same period of 2014 is primarily due to clinical development activities of CAP-1002 (DYNAMIC and ALLSTAR) and Cenderitide and continued research and development efforts. This resulted in an increase of approximately $1.0 million in clinical costs primarily related to contract research organizations and manufacturing costs associated with CAP-1002 and Cenderitide, as well as patient costs and expenses for the operational team that supports our clinical trials. Additionally, for the three months ended September 30, 2015, there was an increase of approximately $0.1 million in R&D expenses related to our Janssen CMC development and process development work as compared to the same period in 2014. Furthermore, there was an increase in R&D expenses related to our product candidates, including exosomes, of approximately $0.1 million for the three months ended September 30, 2015 as compared to the same period of 2014.

R&D expenses for the nine months ended September 30, 2015 and 2014 were approximately $10.4 million and $5.2 million, respectively. The increase in R&D expenses in the nine months ended September 30, 2015 of approximately $5.2 million as compared to the same period of 2014 is primarily due to clinical development activities of CAP-1002 (DYNAMIC and ALLSTAR) and Cenderitide and continued research and development efforts. This resulted in an increase of approximately $4.1 million in clinical costs primarily related to contract research organizations and manufacturing costs associated with CAP-1002 and Cenderitide, as well as patient costs and expenses for the operational team that supports our clinical trials. Additionally, for the nine months ended September 30, 2015, there was an increase of approximately $0.4 million in R&D expenses related to our Janssen CMC development and process development work as compared to the same period in 2014. Furthermore, there was an increase in R&D expenses related to our product candidates, including exosomes, of approximately $0.4 million for the nine months ended September 30, 2015 as compared to the same period of 2014. Furthermore, there was an increase of approximately $0.1 million in stock-based compensation expense in the nine months ended September 30, 2015 as compared to the same period of 2014.

CAP-1002 – Although the development of CAP-1002 is in its early stages, we believe that it has the potential to treat heart disease and its complications. In December 2013, the NHLBI Gene and Cell Therapy Data Safety Monitoring Board gave Capricor approval to move into the Phase II portion of the ALLSTAR trial. We expect to spend approximately $9.0 million to $11.0 million during 2015 on the development and manufacturing of CAP-1002, which expenses are primarily related to our Phase II ALLSTAR trial and the DYNAMIC trial. The Phase I portion of the ALLSTAR trial was funded in large part through a grant received from the NIH. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014. Phase II is a double-blind, placebo-controlled, multi-centered study in which CAP-1002 will be administered to up to 300 patients via intracoronary infusion within 30 days to one year following a heart attack. Capricor is actively pursuing additional initiatives to increase the rate of enrollment, including adding additional investigational sites in the U.S. and Canada, which are now in the start-up phase. It is Capricor’s intent to perform an interim analysis which, if successful, could result in a reduction in the number of patients necessary for achieving statistical significance and meeting the primary endpoint, which is reduction in infarct size at 12 months post infusion. Whether Capricor will perform an interim analysis is subject to the concurrence of interested parties, including the FDA. Phase II is funded in large part through the support of a loan award from CIRM for approximately $19.8 million. The trial will measure several endpoints, including infarct size. Additional endpoints include left ventricular end-systolic and diastolic volume and ejection fraction at six and twelve months. In regards to the DYNAMIC trial, Capricor recently announced top-line data from the DYNAMIC trial. DYNAMIC is funded in large part through a grant award from the NIH. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of these planned studies.

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

Cenderitide – We acquired the rights to Cenderitide in 2006, and have incurred substantial losses surrounding the development of the product to date. Prior to the merger between Capricor and Nile, Nile had incurred approximately $19.9 million in expenses directly relating to the Cenderitide development program through September 30, 2013. In March 2015, we completed enrollment of the Phase II trial which enrolled 14 patients with stable, chronic heart failure. Capricor has decided to conduct an additional small study to further assess the safety and efficacy of this product candidate, which will include higher dose levels of Cenderitide. We expect to spend approximately $0.8 million to $1.3 million during 2015 in development expenses related to the Cenderitide clinical program. Following these studies, Capricor will determine whether to conduct additional clinical studies to further assess the safety and efficacy of this product candidate.

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

Our expenditures on current and future clinical development programs, particularly our CAP-1002, Cenderitide and exosomes programs are expected to be substantial and to increase in relation to our available capital resources. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our product candidates with a partner or independently. As a result, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Grant Income. Grant income for the three months ended September 30, 2015 and 2014 was approximately $0.4 million and $0.3 million, respectively. This increase in grant income of approximately $0.1 million in the third quarter of 2015 as compared to the third quarter of 2014 is due to the timing of disbursements in accordance with the estimated costs associated with the DYNAMIC project.

Grant income for the nine months ended September 30, 2015 and 2014 was approximately $1.5 million and $0.3 million, respectively. This increase in grant income in the first nine months of 2015 as compared to the same period of 2014 is due to the timing of disbursements under our grant through the NIH for expenses incurred in the first nine months of 2015 for our DYNAMIC clinical trial which was commencing in the third quarter of 2014.

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the three months ended September 30, 2015 and 2014 was approximately $0.9 million and $1.0 million, respectively. A ratable portion of the payment to Capricor was recognized in both the three months ended September 30, 2015 and September 30, 2014 under the terms of the Janssen Agreement. The Company periodically reviews the estimated performance period of the Janssen Agreement based on the estimated progress of its project with Janssen.

Collaboration income for the nine months ended September 30, 2015 and 2014 was approximately $2.9 million and $3.1 million, respectively. A ratable portion of the payment to Capricor was recognized in both the nine months ended September 30, 2015 and September 30, 2014 under the terms of the Janssen Agreement. The Company periodically reviews the estimated performance period of the Janssen Agreement based on the estimated progress of its project with Janssen.

Interest Expense. Interest expense for the three months ended September 30, 2015 and 2014 was $61,681 and $60,091, respectively. This slight increase in interest expense in the third quarter of 2015 as compared to the same period in 2014 is due to accrued interest on the CIRM loan award.

Interest expense for the nine months ended September 30, 2015 and 2014 was $185,043 and $140,122, respectively. The increase in interest expense in the first nine months of 2015 as compared to the same period in 2014 is due to the outstanding principal balance of the CIRM loan award being higher in the first nine months of 2015 as compared to the same period of 2014.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2015 and December 31, 2014 and our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2015 and 2014, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	September 30, 2015	December 31, 2014
Cash and cash equivalents	$4,218	$8,035
Working capital	$11,180	$5,308
Stockholders’ equity (deficit)	$1,926	$(6,249)

	Nine months ended September 30,
Cash flow data	2015	2014
Cash provided by (used in):
Operating activities	$(7,175)	$3,105
Investing activities	(13,133)	(234)
Financing activities	16,492	5,205
Net increase (decrease) in cash and cash equivalents	$(3,816)	$8,076

Our total cash and cash equivalents, not including restricted cash, as of September 30, 2015 were approximately $4.2 million compared to approximately $8.0 million as of December 31, 2014. The decrease in cash and cash equivalents from December 31, 2014 to September 30, 2015 is primarily due to an allocation of cash and cash equivalents to marketable securities. Total marketable securities, consisting primarily of United States treasuries, were approximately $13.0 million as of September 30, 2015, as compared to zero as of December 31, 2014. The increase in working capital and stockholders’ equity as of September 30, 2015 is primarily due to the approximately $17.0 million received as a result of the two private placements of our common stock completed during the first quarter of fiscal year 2015. As of September 30, 2015, we had approximately $18.0 million in total liabilities, of which approximately $5.5 million was recorded as deferred income under the Janssen Agreement, and approximately $11.2 million in net working capital. We incurred a net loss of approximately $2.9 million for the three months ended September 30, 2015.

Cash used in operating activities was approximately $7.2 million for the nine months ended September 30, 2015 and cash provided by operating activities was approximately $3.1 million for the nine months ended September 30, 2014. The difference of approximately $10.3 million in cash from operating activities is primarily due to our receipt of the $12.5 million payment under the terms of the Janssen Agreement in early 2014. Additionally, there was an increase in total operating expenses for the nine months ended September 30, 2015 of approximately $6.2 million as compared to the same period of 2014. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio and engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial and increasing losses, which will generate negative net cash flows from operating activities.

We had cash flow used in investing activities of approximately $13.1 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2015 as compared to the same period of 2014 is primarily due to the purchase of marketable securities in the first quarter of 2015.

We had cash provided by financing activities of approximately $16.5 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2015 as compared to the same period of 2014 is primarily a result of the two private placements of our common stock completed during the first quarter of fiscal year 2015.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. Subject to sufficient funding, following completion of the Phase II trial there may be a Phase IIb and/or Phase III trial. If we continue with a Phase IIb and/or Phase III trial, we will need substantial additional capital in order to continue the development of CAP-1002. Pursuant to the Janssen Agreement, the chemistry, manufacturing and controls package will be developed by the joint efforts of Janssen and Capricor. Capricor will be required to reimburse Janssen for its costs of development up to an agreed-upon maximum amount. If Janssen exercises its exclusive option under the Janssen Agreement to enter into an exclusive license agreement with Capricor, Janssen will be responsible for any additional trials and future development costs with respect to CAP-1002, except for certain excluded indications.

We will need substantial additional capital in order to continue the development of Cenderitide. In March 2015, we completed enrollment of a Phase II clinical trial of Cenderitide and have decided to conduct an additional small study to further assess the safety and efficacy of this product candidate, which will include higher dose levels of Cenderitide. Depending on the outcome of the trial and the availability of resources, the Phase II clinical trial may be followed by an additional clinical study. In March 2011, the FDA granted fast track designation to Cenderitide in the post-acute period. According to the FDA’s website, fast track designation facilitates the development and expeditious review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

Our research and development expenses will also increase as we further develop our exosomes program and if we conduct additional studies with CAP-1002, such as a second part of the DYNAMIC study and the clinical development of CAP-1002 to treat Duchenne muscular dystrophy cardiomyopathy. In April 2015, Capricor was granted orphan drug designation by the FDA for CAP-1002 for the treatment of cardiomyopathy associated with DMD. Orphan drug designation is granted by the FDA Office of Orphan Drug Products to drugs intended to treat a rare disease or condition affecting fewer than 200,000 people in the U.S. This designation confers special incentives to the drug developer, including tax credits on the clinical development costs and prescription drug user fee waivers and may allow for a seven year period of market exclusivity in the U.S. upon FDA approval.

From inception through September 30, 2015, we financed our operations through private and public sales of our equity securities, NIH grants, a payment from Janssen and a CIRM loan award. In the first quarter of 2015, we completed two private placements, securing approximately $17.0 million in additional capital through the issuance of common equity. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

Under the terms of the CIRM Loan Agreement, CIRM deducted $36,667 from the initial disbursement to cover its costs in conducting financial due diligence on Capricor. According to the original CIRM Loan Agreement, CIRM intended to also deduct approximately $16,667 from each disbursement made in the second and third year of the loan period to cover its costs of continuing due diligence according to the payment disbursement schedule. However, in June 2014, the CIRM Loan Agreement was amended to adjust the due diligence costs which can be deducted from the disbursements. CIRM refunded approximately $6,667 to Capricor, which amount CIRM had previously withheld, and CIRM will not be permitted to withhold additional funds from the indirect costs portion of Capricor’s future disbursements. So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has sufficient funds available to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. Capricor did not issue stock, warrants or other equity to CIRM in connection with this award. Additionally, on September 30, 2015, we entered into a Joinder Agreement with Capricor, Inc. and CIRM, pursuant to which, among other things, we agreed to become a loan party under the CIRM Loan Agreement and to be jointly and severally responsible with Capricor for the performance of, and to be bound by the obligations and liabilities under, the CIRM Loan Agreement, subject to the rights and benefits afforded to a loan recipient thereunder.

In addition to the foregoing, the timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury, as determined by CIRM in its sole discretion.

Grant Award

In August 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the grant, approximately $2,879,437 will be disbursed to us over a period of approximately three years, subject to annual and quarterly reporting requirements. In June 2014, Capricor received approval from the NIH to deploy this grant to fund the first part of the DYNAMIC trial. The first part of the DYNAMIC trial used CAP-1002 to treat patients with advanced heart failure. As of September 30, 2015, approximately $2.1 million had been incurred under the terms of the award.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of September 30, 2015.

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

Warrant Liability

We previously accounted for warrants issued in connection with the financing we completed in April 2012 and the embedded derivative warrant liability contained in the 2013 Notes in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at September 30, 2015, and no such liability has been reflected on the condensed consolidated balance sheet.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2015, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $17.2 million. Additionally, as of September 30, 2015, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consist primarily of money market funds and bank money market, which included short term United States treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

Investing in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision regarding our common stock. If any of the events or circumstances described in these risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below are not the only ones that we face.

Risks Related to Our Business

*We need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may not have the capital required to otherwise operate our business.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As of September 30, 2015, we had cash, cash equivalents and marketable securities totaling approximately $17.2 million. We have not generated any product revenues, and will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates.

From inception, we have financed our operations through public and private sales of our equity and debt securities, National Institutes of Health, or NIH, grants, and a California Institute for Regenerative Medicine, or CIRM, loan award. In December 2013 we also entered into a collaboration agreement with Janssen Biotech, Inc., or Janssen, which provides for funding for the collaboration of our cell therapy program for cardiovascular applications, including CAP-1002. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly if we continue to develop Cenderitide and potentially initiate clinical development of CU-NP. Our research and development expenses will also increase as we further the development of our exosomes program and conduct additional studies with CAP-1002, such as the HOPE-DUCHENNE study for DMD. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies beyond those that we currently anticipate, which may also delay the timing of any potential product approval. Other than our cash on hand, we currently have no commitments or arrangements for any additional financing to fund the research and development of Cenderitide, CU-NP, exosomes or CAP-1002 for DMD or any further DYNAMIC studies. We commenced a clinical trial testing our Cenderitide product candidate in January 2015 and commenced our DYNAMIC Phase I clinical trial in December 2014.

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

Our forecasts regarding our beliefs in the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, cost and results of our research and development activities, especially our Phase II clinical trial of CAP-1002, our DYNAMIC trial, our Cenderitide trial, our HOPE trial, our planned exosomes program;

•	the continued availability of funding from the NIH and CIRM;

•	the costs of developing adequate manufacturing processes and facilities;

•	the costs and timing of regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and risks involved in conducting clinical trials and manufacturing operations internationally;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;

•	the cost and timing of completion of clinical and commercial-scale outsourced manufacturing activities; and

•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

*We have a history of net losses, and we expect losses to continue for the foreseeable future. In addition, a number of factors may cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We have a history of net losses, expect to continue to incur substantial and increasing net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•	our need for substantial additional capital to fund our development programs;

•	delays in the commencement, enrollment, and timing of clinical testing;
•	the success of our ALLSTAR, DYNAMIC, Cenderitide and HOPE clinical trials through all stages of clinical development;
•	the success of clinical trials of our CU-NP product candidate, if any, through all stages of clinical development, if commenced;
•	the viability of exosomes as a potential product candidate and the success of all stages of its pre-clinical and clinical development;
•	the viability of CAP-1002 as a potential product candidate for the treatment of DMD and the success of all stages of its pre-clinical and clinical development, including through the HOPE trial;
•	any delays in regulatory review and approval of our product candidates in clinical development;
•	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
•	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;
•	regulatory difficulties relating to products that are in development or which may receive regulatory approval;
•	market acceptance of our product candidates;
•	our ability to establish an effective sales and marketing infrastructure once our products are commercialized;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	competition from existing products or new products that may emerge;
•	guidelines and recommendations of therapies published by various organizations;
•	the ability of patients to obtain coverage of, or sufficient reimbursement for, our products;
•	our ability to maintain adequate insurance policies;
•	our ability to successfully manufacture our product candidates on a timely basis;
•	our dependency on third parties to formulate and manufacture our product candidates;
•	our ability to maintain our current manufacturing facility and secure other facilities as determined to be necessary;
•	costs related to and outcomes of potential intellectual property litigation;
•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to seek regulatory approvals for our product candidates;
•	our ability to implement additional internal systems and infrastructure;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	the ability of our senior management who have limited experience in managing a public company to manage our business and operations.

*The Company’s technology is not yet proven and each of our product candidates is in an early stage of development.

Each of the Company’s six product candidates, CAP-1002, CAP-1001, cardiospheres, exosomes, Cenderitide and CU-NP, is in an early stage of development and requires extensive clinical testing before it may be approved by the FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The effectiveness of the Company’s technology has not been definitively proven in completed human clinical trials or preclinical studies. The Company’s failure to establish the efficacy of its technology would have a material adverse effect on the Company. We cannot predict with any certainty the results of such clinical testing, including the results of our ALLSTAR trial, our DYNAMIC trial, our Cenderitide trial, or our HOPE trial. Additionally, we cannot predict with any certainty if, or when, we might commence any clinical trials of our product candidates other than the ALLSTAR trial, the DYNAMIC trial, the Cenderitide trial and the HOPE trial, or whether such trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agencies.

*We may not be able to manage our growth.

Should we achieve our near-term milestones, of which no assurance can be given, our long-term viability will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources, especially as we expand our business and operations internationally. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

Risks Related to Clinical and Commercialization Activities

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

*Our success depends upon the viability of our product candidates and we cannot be certain any of them will receive regulatory approval to be commercialized.

We will need FDA approval to market and sell any of our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a new drug application, or NDA, or a biologics license application, or BLA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, testing and manufacturing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs or BLAs, as applicable. We cannot be sure that we will ever obtain regulatory clearance for our product candidates. Failure to obtain FDA approval of any of our product candidates will reduce our number of potentially salable products and, therefore, corresponding product revenues, and will have a material and adverse impact on our business.

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

To receive regulatory approval for the commercial sale of our product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. In addition, the results of our clinical trials may show that our product candidates are ineffective or may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities. In addition, negative, delayed or inconclusive results may result in:

•	the withdrawal of clinical trial participants;
•	the termination of clinical trial sites or entire trial programs;
•	costs of related litigation;
•	substantial monetary awards to patients or other claimants;
•	impairment of our business reputation;
•	loss of revenues; and
•	the inability to commercialize our product candidates.

*Delays in the commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. A clinical trial may be suspended or terminated by the Company, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates. We may be required to withdraw from a clinical trial as a result of changing standards of care, or we may become ineligible to participate in clinical studies. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

•	findings in preclinical studies;
•	reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	obtaining regulatory approval to commence a clinical trial;
•	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;
•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;
•	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including size of patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the inability of the sites to conduct trial procedures properly, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
•	retaining patients who have initiated their participation in a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;
•	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;
•	complying with design protocols of any applicable special protocol assessment we receive from the FDA;
•	severe or unexpected drug-related side effects experienced by patients in a clinical trial;
•	collecting, analyzing and reporting final data from the clinical trials;
•	breaches in quality of manufacturing runs that compromise all or some of the doses made; positive results in FDA-required viral testing; karyotypic abnormalities in our cell product; or contamination in our manufacturing facilities, all of which events would necessitate disposal of all cells made from that source;

•	availability of materials provided by third parties necessary to manufacture our product candidates;
•	availability of adequate amounts of acceptable tissue for preparation of master cell banks for our products;
•	our inability to find a tissue source with an HLA haplotype that is compatible with the recipient, which may lead to limited utility of the product in a broad population; and
•	requirements to conduct additional trials and studies, and increased expenses associated with the services of the Company’s CROs and other third parties.

In addition, once begun, a clinical trial may be suspended or terminated by us, the FDA, or other regulatory authorities due to a number of factors. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, we or our development partners, if any, may be delayed in obtaining, or may not be able to obtain or maintain, clinical or marketing approval for these product candidates. We may not be able to obtain approval for indications that are as broad as intended, or we may be able to obtain approval only for indications that are entirely different from those indications for which we sought approval.

Delays in our ability to enroll a sufficient number of patients in our ALLSTAR trial could cause CIRM to delay or discontinue the distribution of additional loan proceeds from the CIRM Loan Agreement. The loss of funding under the CIRM Loan Agreement could cause delays under our ALLSTAR trial.

Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing, or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same or similar indications may have been introduced to the market and already established a competitive advantage. Any delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidates;

•	impose costly procedures on us; or

•	diminish any competitive advantages that we may otherwise enjoy.

*As the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Even if our clinical trials are completed as planned, including our ALLSTAR clinical trial of CAP-1002, we cannot be certain that their results will support the claims of our product candidates. Positive results in pre-clinical testing and early clinical trials do not ensure that results from later clinical trials will also be positive, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. A number of companies in the pharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase II or Phase III clinical trials, even after seeing promising results in earlier clinical trials.

Our clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or cause us to refrain from the filing of our NDAs and/or BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials to date involve small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

Despite the results reported in earlier clinical trials for our product candidates, we do not know whether any Phase II, Phase III or other clinical programs we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates.

Our products face a risk of failure due to adverse immunological reactions.

A potential risk of an allogeneic therapy such as that being tested by the Company with CAP-1002 is that patients might develop an immune response to the cells being infused. Such an immune response may induce adverse clinical effects which would impact the safety of the Company’s products and the success of our trials. Additionally, if research subjects have pre-existing antibodies or other immune sensitization to our cells, our cells and the therapy could potentially be rendered ineffective.

*Our business faces significant government regulation, and there is no guarantee that our product candidates will receive regulatory approval.

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

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, other federal agencies and corresponding state agencies to ensure strict compliance with Good Manufacturing Practices, or GMPs, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, nor can we guarantee that we will maintain compliance with such regulations in regards to our own manufacturing processes. Other risks include:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;

•	regulatory authorities may withdraw their approval of the IND or the product or require us to take our approved products off the market;

•	we may be required to change the way the product is manufactured or administered and we may be required to conduct additional clinical trials or change the labeling of our products;

•	we may have limitations on how we promote our products; and

•	we may be subject to litigation or product liability claims.

Even if our product candidates receive regulatory approval in the United States, we may never receive approval or commercialize our product candidates outside of the United States. In order to market and commercialize any product candidate outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding manufacturing, safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. For example, European regulatory authorities generally require a trial comparing the efficacy of the new drug to an existing drug prior or subsequent to granting approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Failure to obtain regulatory approval in other countries, or any delay or setback in obtaining such approval, could have the same adverse effects detailed above regarding FDA approval in the United States. Such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

*Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. Given the number of recent high-profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the FDA’s efforts to assure the safety of marketed drugs has resulted in the proposal of new legislation addressing drug safety issues. If enacted, any new legislation could result in delays or increased costs during the period of product development, clinical trials, and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us to conduct costly studies or increase the time for us to become profitable. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more of our intended indications.

Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping, and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers, and manufacturers’ facilities are subject to continuous review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market or for use in a clinical study. If our product candidates fail to comply with applicable regulatory requirements, such as GMPs, a regulatory agency may:

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

*We have limited manufacturing capability, and may not be able to maintain our manufacturing licenses.

We presently maintain our laboratories and research facilities in leased premises at Cedars-Sinai Medical Center, or CSMC, in Los Angeles, California. We presently manufacture our cells in a facility which is owned by and located within CSMC and in which we follow GMP practices, but which is not a GMP approved facility. Our intention is to manufacture cells at this facility for our ALLSTAR Phase II trial, our DYNAMIC trial and our HOPE trial. These plans could change if we decide to expand any of our clinical trials to include international sites, such as in Europe. We also intend to utilize our premises at CSMC to develop and manufacture exosomes. If the lease is terminated or if CSMC revokes its permission to allow us to utilize the manufacturing facility, we would have to secure alternative facilities in which to operate our research and development activities and/or manufacture our products, which would involve a significant monetary investment and would negatively impact the progress of our clinical trials and regulatory approvals. In addition, we may have to build out our own manufacturing facility or establish a collaboration agreement with a third party for any Phase III trial.

We are required to obtain and maintain certain licenses in connection with our manufacturing facilities and activities. We have been issued a Manufacturing License and a Tissue Bank License from the State of California and a Provisional License for Tissue Bank Operation from the State of New York. There is no guarantee that any licenses issued to us will not be revoked or forfeited by operation of law or otherwise. If we were denied any required license or if any of our licenses were to be revoked or forfeited, we would suffer significant harm. Additionally, if a serious adverse event in any of our clinical trials was to occur during the period in which any required license was not in place, we could be exposed to additional liability if it were determined that the event was due to our fault and we had not secured the required license. Other states may impose additional licensing requirements upon us which, until obtained, would limit our ability to conduct our trials in such states.

We obtain the donor hearts from which our CDCs are manufactured from organ procurement organizations, or OPOs. There is no guarantee that the OPOs which currently provide donor hearts to us will be able to continue to supply us with donor hearts in the future or, in that case, that an alternative OPO will be available to us. If those OPOs or an alternative OPO is not able or willing to supply us with donor hearts, we would be unable to produce our CDCs and the development of our lead product candidate would be significantly impaired and possibly terminated. Additionally, OPOs are subject to regulations of various government agencies. There is no guarantee that laws and regulations pursuant to which our OPOs provide donor hearts will not change, making it more difficult or even impossible for the OPOs to continue to supply us with the hearts we need to produce our product.

*There are additional risks involved in conducting trials internationally.

We have expanded the ALLSTAR Phase II trial to include investigative sites in Canada, which are now in the start-up phase. By including sites in Canada, we will bear increased costs in connection with the ALLSTAR Phase II trial. Additionally, as we expand our investigative sites to Canada, and if we expand sites to Europe or other countries outside of the United States, we will have additional regulatory requirements. These additional requirements will divert management's attention and resources. For example, if we decide to conduct our trials in Europe, we will have to either move our manufacturing facility to a facility located in Europe, enter into an agreement with a European manufacturer to manufacture our product candidates for us or enter into an agreement with a domestic manufacturer who maintains an acceptable GMP facility. Any of those options would involve a significant monetary investment, would involve increased risk and may impact the progress of our clinical trials and regulatory approvals. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following additional risks:

•	We may be unable to identify manufacturers needed to manufacture our product candidates or the necessary devices on acceptable terms or at all, because the number of potential manufacturers is limited, and before obtaining approval of an NDA or BLA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products or the devices intended for use, after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to manufacture our product candidates in the volume and of the quality required to meet our clinical and commercial needs, if any.

•	Our third-party manufacturers might be unable to manufacture or supply us with sufficient quantities of devices or acceptable materials necessary for the development or use of our product candidates.

•	Our product candidates may not perform well, or at all, with the devices received from third-party manufacturers.

•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the materials or devices needed to manufacture or utilize our product candidates.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and their foreign counterparts to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates, or result in higher costs or deprive us of potential product revenues

Additionally, the U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Ensuring compliance with the FCPA and similar laws of other countries will involve additional monetary and time commitments on behalf of the Company. We cannot guarantee that we, our employees, our consultants, our contractors or other third parties are currently, or will in the future act, in compliance with the FCPA and similar laws of other countries.

*Our risk mitigation measures and corporate compliance program cannot guarantee that we effectively manage all operational risks and that we are in compliance with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations and/or other requirements.

The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our product candidates, together with our general operations, are subject to extensive federal and state regulation in the United States and may be subject to extensive regulation in foreign countries. In addition, our business is complex, involves significant operational risks and includes the use of third parties to conduct business. While we intend to implement numerous risk mitigation measures to comply with such regulations in this complex operating environment, we cannot guarantee that we will be able to effectively mitigate all operational risks. We cannot guarantee that we, our employees, our consultants, our contractors or other third parties are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws, and all potentially applicable foreign regulations and/or laws. If we fail to adequately mitigate our operational risks or if we or our agents fail to comply with any of those regulations or laws, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation. Such occurrences could have a material and adverse effect on our business and results of operations.

*Our employees and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee or consultant fraud or other misconduct. Misconduct by our employees or consultants could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. Employee and consultant misconduct could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business, financial condition and results of operations, and result in the imposition of significant fines or other sanctions against us.

We have no prior experience in manufacturing products for large clinical trials or commercial use.

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

*We are subject to a number of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

As we continue with the development of Cenderitide or CU-NP, we will rely exclusively on third parties to formulate and manufacture these product candidates and provide us with the devices and other products necessary to administer Cenderitide or CU-NP.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities for the production of Cenderitide or CU-NP. We lack the resources and expertise to formulate or manufacture these product candidates. As we continue with our clinical trial of Cenderitide or the possible development of CU-NP, we will have to contract with one or more manufacturers to manufacture, supply, store, and distribute drug supplies for our clinical trials. If either of these product candidates receives FDA approval, we will rely on one or more third-party contractors to manufacture supplies of our drug candidates. In addition, these product candidates may require the use of one or more medical devices for infusion into patients. We have contracted with Insulet Corporation to supply us with its OmniPod® pumps to utilize with Cenderitide for our current trial. We will have to enter into additional contracts with one or more device manufacturers to manufacture and supply the devices to be used in the dosing procedures for any future trials of Cenderitide or CU-NP. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We may be unable to identify manufacturers needed to manufacture our product candidates or the necessary devices on acceptable terms or at all, because the number of potential manufacturers is limited, and subsequent to approval of an NDA or BLA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products or the devices after receipt of FDA approval, if any.

•	Some of the raw materials needed to manufacture our product candidates are available from a very limited number of suppliers. Although we believe we have good relationships with these suppliers, we may have difficulty identifying alternative suppliers if our arrangements with our current suppliers are disrupted or terminated.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.

•	Our third-party manufacturers might be unable to manufacture or supply us with sufficient quantities of devices or acceptable materials necessary for the development or use of our product candidates.

•	Our product candidates may not perform well, or at all, with the devices received from third-party manufacturers.

•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the materials or devices needed to manufacture or utilize our product candidates.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates, or result in higher costs or deprive us of potential product revenues.

*Business disruptions such as natural disasters could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our corporate headquarters and manufacturing facilities are located in the greater Los Angeles, California area, a region known for seismic activity. A significant natural disaster, such as an earthquake, flood or fire, occurring at our headquarters or facilities could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the Los Angeles, California region, could cause damage or disruption to us, our employees, facilities and partners, which could have a material adverse effect on our business, financial condition and results of operations.

*A breakdown or breach of our information technology systems could subject us to liability or interrupt the operation of our business.

We are increasingly dependent upon information technology systems and data, especially as we expand our clinical trials and therefore our databases of patient information. Significant disruptions of information technology systems or breaches of information security could adversely affect our business. Our computer systems are potentially vulnerable to breakdown, malicious intrusion and random attack from inadvertent or intentional actions by our employees, vendors or contractors, or from attacks by malicious third parties. Likewise, data privacy or security breaches by individuals authorized to access our information technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, the patients participating in our clinical trials, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. As we have outsourced significant elements of our operations to third parties, they face similar risks and any security breach of their systems could adversely affect our security posture as well. While we continue to build and improve our information systems and infrastructure, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

Risks Related to Our Intellectual Property

*We may face uncertainty and difficulty in obtaining and enforcing our patents and other proprietary rights.

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

In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the U.S. transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the United States Patent and Trademark Office, or USPTO, and may become involved in opposition, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our or our licensors’ patent rights, which could adversely affect our competitive position.

The USPTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the “first-to-file” provisions, only became effective in March 2013. The Leahy-Smith Act has also introduced procedures that may make it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contains new statutory provisions that still require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents and those licensed to us.

*It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights would diminish.

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

We have licensed certain patent and other intellectual property rights that cover our CAP-1002, CAP-1001, and CSps product candidates from University of Rome, The Johns Hopkins University, or JHU, and CSMC. We have also licensed certain patent and other intellectual property rights that cover exosomes from CSMC. Under the license agreements with University of Rome and JHU, those institutions prosecute and maintain their patents and patent applications in collaboration with us. We rely on these institutions to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by these institutions have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. Under our Amended and Restated Exclusive License Agreement with CSMC and our Exclusive License Agreement with CSMC, we have assumed, in coordination with CSMC, responsibility for the prosecution and maintenance of all patents and patent applications. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would also be subject to the cooperation of the third parties.

We also license certain patent and other intellectual property rights that cover our Cenderitide and CU-NP product candidates from the Mayo Foundation for Medical Education and Research, or Mayo. In the past, we have relied on Mayo to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and, prior to our entry into the Amended and Restated License Agreement with Mayo, or the Amended Mayo License Agreement, we did not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that the activities conducted by Mayo have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. With the execution of the Amended Mayo License Agreement, we are responsible for the prosecution and maintenance of the Mayo patents and patent applications covered by our license, and the associated costs and expenses. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of third parties.

In October 2014, we entered into a Transfer Agreement with Medtronic, Inc., or Medtronic, pursuant to which we received an assignment of patent rights that were owned or co-owned by Medtronic relating to natriuretic peptides. We have responsibility for the prosecution and maintenance of such patents and patent applications at our expense. We cannot be certain that the activities conducted by Medtronic prior to our acquisition of these patents and patent rights were conducted in compliance with applicable law and regulations, or will result in valid and enforceable patents. Our enforcement of certain of these assigned patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of third parties.

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

*If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Our viability also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. In addition, enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

*We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

If we choose to go to court to stop a third party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources, even if we were successful in discontinuing the infringement of our patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents. In addition, the United States Supreme Court has in the past invalidated tests used by the USPTO in granting patents over the past 20 years. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our own or in-licensed patents may be subject to challenge and subsequent invalidation in a re-examination proceeding before the USPTO or during litigation under the revised criteria, which make it more difficult to obtain patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court could decide that we or our commercialization partners are infringing the third party’s patents and order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court could order us or our partners to pay the other party damages for having violated the other party’s patents. We have agreed to indemnify certain of our commercial partners against certain patent infringement claims brought by third parties. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

As some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our United States patent position with respect to such inventions.

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

We have entered into certain license agreements for certain intellectual property rights which are essential to enable us to develop and commercialize our products. Agreements have been entered into with the University of Rome, JHU and CSMC, which is also a shareholder of ours. Each of those agreements provides for an exclusive license to certain patents and other intellectual property and requires the payment of fees, milestone payments and/or royalties to the institutions that will reduce our net revenues, if and to the extent that we have future revenues. Each of those agreements also contains additional obligations that we are required to satisfy. There is no guarantee that we will be able to satisfy all of our obligations under our license agreements to each of the institutions and that such license agreements will not be terminated. Each of the institutions receives funding from independent sources such as the NIH and other private not-for-profit sources and are investigating scientific and clinical questions of interest to their own principal investigators as well as the scientific and clinical communities at large. These investigators (including Capricor, Inc.’s founder, Dr. Eduardo Marbán, who is the Director of the Heart Institute at CSMC) are under no obligation to conduct, continue, or conclude either current or future studies utilizing our stem cell or exosomes technology, and they are not compelled to license any further technologies or intellectual property rights to us except as may be stated in the applicable licensing agreements between those institutions and us. Changes in these collaborators’ research interests or their funding sources away from our technology would have a material adverse effect on us. We are substantially dependent on our relationships with these institutions from which we license the rights to our technologies and know-how. If requirements under our license agreements are not met, we could suffer significant harm, including losing rights to our product candidates.

Our rights to our Cenderitide and CU-NP drug candidates were both derived from separate license agreements between us and Mayo. On November 14, 2013, we entered into the Amended Mayo Agreement, pursuant to which the rights to both Cenderitide and CU-NP were included in the Amended Mayo Agreement and many of the terms of the former agreements were revised on terms more favorable to us. We are substantially dependent on our relationship with Mayo with respect to the rights to these two drug candidates. If requirements under our license agreement are not met, we could suffer significant harm. In order to develop these products, we will need to maintain the intellectual property rights to these product candidates. The Amended Mayo Agreement requires us to perform certain obligations that affect our rights under the Amended Mayo Agreement, including making cash payments if we were to enter into certain types of business transactions. If we fail to comply with our obligations under the Amended Mayo Agreement, we could lose important patent and other intellectual property rights which may be critical to our business.

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

*We have received government grants and a loan award which impose certain conditions on our operations.

Commencing in 2009, we received several grants from the NIH to fund various projects, including Phase I of the ALLSTAR trial. In 2014, we received a grant from the NIH to fund the planned DYNAMIC trial. These awards are subject to annual and quarterly reporting requirements. If we fail to meet these requirements, the NIH could cease further funding.

On February 5, 2013, we entered into the CIRM Loan Agreement, pursuant to which CIRM has agreed to disburse $19.8 million to us over a period of approximately three and one-half years to support Phase II of our ALLSTAR clinical trial. Under the CIRM Loan Agreement, we are required to repay the CIRM loan with interest at maturity. The loan also provides for the payment of a risk premium whereby we are required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years from the original issuance at our option if certain conditions are met. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not satisfied. The timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the State Treasury, as determined by CIRM in its sole discretion. So long as we are not in default, the loan may be forgiven during the term of the project period if we abandon the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may be forgiven if we elect to abandon the project under certain circumstances. Under the CIRM Loan Agreement, we are also required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that we have funds available sufficient to fund all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. We are also required to meet certain progress milestones specified in the CIRM Notice of Loan Award. Capricor and CIRM have agreed to adjust future disbursements of loan proceeds to align with actual patient enrollment. There is no assurance that we will meet our milestones under the CIRM Loan Agreement, that CIRM will not delay or discontinue the disbursement of funds or that CIRM will not terminate the Loan Agreement for failure to meet certain loan conditions. If that were to happen, we may not have the funds necessary to complete the ALLSTAR Trial.

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

All former employees of Nile Therapeutics, Inc., or Nile (our former corporate name), were terminated upon consummation of the merger between Nile and Capricor, Inc. We do not currently have any employees who have experience in the development of natriuretic peptides.

The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to the Company’s success. The Company may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical, and health care companies, universities, and non-profit research institutions for experienced scientists. Certain of the Company’s officers, directors, scientific advisors, and/or consultants or certain of the officers, directors, scientific advisors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other biopharmaceutical or biotechnology companies. The Company currently does not maintain “key man” insurance policies on any of its officers or employees. All of the Company’s employees will be employed “at will” and, therefore, each employee may leave the employment of the Company at any time. If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates, the Company’s business and results of operations could be adversely affected.

Because of the specialized nature of our technology, we are dependent upon existing key personnel and on our ability to attract and retain qualified executive officers and scientific personnel for research, clinical studies, and development activities conducted or sponsored by us. There is intense competition for qualified personnel in our fields of research and development, and there can be no assurance that we will be able to continue to attract additional qualified personnel necessary for the development and commercialization of our product candidates or retain our current personnel. Dr. Linda Marbán, our Chief Executive Officer and employee, also provides services on a limited part-time basis to CSMC as do several other of our employees. Dr. Frank Litvack is only a part-time consultant to the Company and provides services to other non-competing enterprises. These individuals’ multiple responsibilities on behalf of the Company and other entities could cause the Company harm in that such employees are unable to devote their full time and attention to the Company.

If we do not establish strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products or product candidates.

An element of our business strategy includes potentially partnering with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates, including the cash and other resources we need for such development and potential commercialization. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. If we are unable to negotiate strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

We have no experience selling, marketing, or distributing products and no internal capability to do so.

The Company currently has no sales, marketing, or distribution capabilities. We do not anticipate having resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Our future success depends, in part, on our ability to enter into and maintain sales and marketing collaborative relationships, or on our ability to build sales and marketing capabilities internally. If we enter into a sales and marketing collaborative relationship, then we will be dependent upon the collaborator’s strategic interest in the products under development, and such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that such collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources, and time will be required to establish and develop an in-house marketing and sales force with sufficient technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If any of our product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales, if any, will be limited.

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

Our ability to generate significant sales of our products depends on the availability of adequate coverage and reimbursement from third-party payors. Healthcare providers that purchase medicine or medical products for treatment of their patients generally rely on third-party payors to reimburse all or part of the costs and fees associated with the products. Adequate coverage and reimbursement from governmental payors, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products.

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

The Company has obtained clinical trial insurance coverage for its clinical trials. However, such insurance coverage may not reimburse the Company or may not be sufficient to reimburse it for any expenses or losses it may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on us and, if judgments exceed our insurance coverage, could significantly decrease our cash position and adversely affect our business.

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

We cannot accurately predict the outcome or timing of future expenditures that may be required to comply with comprehensive federal, state and local environmental laws and regulations. We must comply with environmental laws that govern, among other things, all emissions, waste water discharge and solid and hazardous waste disposal, and the remediation of contamination associated with generation, handling and disposal activities. To date, the Company has not incurred significant costs and is not aware of any significant liabilities associated with its compliance with federal, state and local laws and regulations. However, both federal and state environmental laws have changed in recent years and the Company may become subject to stricter environmental standards in the future and may face large capital expenditures to comply with environmental laws. We have limited capital and we are uncertain whether we will be able to pay for significantly large capital expenditures that may be required to comply with new laws. Also, future developments, administrative actions or liabilities relating to environmental matters may have a material adverse effect on our financial condition or results of operations.

Risks Related to Our Common Stock

*We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. Our operating results may fluctuate from period to period for a number of reasons, and as a result our stock price may be subject to significant fluctuations. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	our financial condition, including our need for additional capital;

•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical endpoints;

•	announcements concerning clinical trials;

•	failure or delays in entering drug candidates into clinical trials;

•	failure or discontinuation of any of our research or development programs;

•	developments in establishing new strategic alliances or with existing alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	issues with the supply or manufacturing of any devices or materials needed to manufacture or utilize our drug candidates;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	the risks and costs of increased operations, including clinical and manufacturing operations, on an international basis;

•	market acceptance of our drugs, when they enter the market;

•	third-party healthcare coverage and reimbursement policies;

•	litigation or public concern about the safety of our drug candidates or drugs or the operations of the Company;

•	issuance of new or revised securities analysts’ reports or recommendations;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry.

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

*We have never paid dividends and we do not anticipate paying dividends in the future.

We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future. Additionally, the terms of our CIRM Loan Agreement restrict our ability to declare or pay dividends to our stockholders. We anticipate that the Company will retain its earnings, if any, for future growth. Investors seeking cash dividends should not invest in the Company’s common stock for that purpose.

There may be issuances of shares of blank check preferred stock in the future.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, none of which are currently issued or currently outstanding. If issued, our Board of Directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that is senior to our common stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends, additional registration rights, anti-dilution protection, the right to the redemption of such shares, together with other rights, none of which will be afforded holders of our common stock.

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

*We may not be able to attract the attention of securities analysts.

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

*The operational and other projections and forecasts that we may make from time to time are subject to inherent risks.

The projections and forecasts that our management may provide from time to time (including, but not limited to, those relating to timing, progress and anticipated results of clinical development, regulatory processes, clinical trial timelines and any anticipated benefits of our product candidates) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this Quarterly Report on Form 10-Q should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such. Additionally, final data may differ significantly from preliminary reported data. It is Capricor’s intent to perform an interim analysis which, if successful, could result in a reduction in the number of patients necessary for achieving statistical significance and meeting the primary endpoint. Whether Capricor performs the interim analysis is subject to the concurrence of interested parties, including the FDA.

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

These provisions could make it more difficult for our stockholders to affect our corporate policies or make changes in our Board of Directors and for a third party to acquire us, even if doing so would benefit our stockholders.

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

The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, as well as rules implemented by the SEC and any market on which the Company’s shares may be listed in the future, impose various requirements on public companies, including those related to corporate governance practices. The Company’s management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase the Company’s legal and financial compliance costs and will make some activities more time consuming and costly.

Section 404 of Sarbanes-Oxley, or Section 404, requires that we establish and maintain an adequate internal control structure and procedures for financial reporting. Our annual reports on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. If material weaknesses or other significant deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our consolidated financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

4.3	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.1	Joinder Agreement, dated as of September 30, 2015, by and among the Company, Capricor, Inc. and the California Institute For Regenerative Medicine.*

10.2	Employment Agreement, dated as of August 3, 2015, by and between the Company and Deborah Ascheim, M.D.*†

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2014 through September 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: November 13, 2015	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Anthony Bergmann
Anthony Bergmann
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

4.3	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.1	Joinder Agreement, dated as of September 30, 2015, by and among the Company, Capricor, Inc. and the California Institute For Regenerative Medicine.*

10.2	Employment Agreement, dated as of August 3, 2015, by and between the Company and Deborah Ascheim, M.D.*†

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2014 through September 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

