Form 10-K
period 2015-12-31
CAPRICOR THERAPEUTICS, INC.
filed 2016-03-30
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-34058

CAPRICOR THERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	88-0363465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211

(Address of principal executive offices, including zip code)

(310) 358-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

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

As of June 30, 2015: $32,449,891

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 29, 2016, there were 17,952,323 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. Data obtained from such clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Readers are expressly advised to review and consider certain risk factors, which include risks associated with (1) our ability to successfully conduct clinical and pre-clinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop, manufacture and market our product candidates, (3) our ability to raise additional capital or to license our products on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to identify and obtain additional product candidates, (6) our ability to raise enough capital to fund our operations, (7) our ability to protect our intellectual property rights, and (8) our compliance with legal and regulatory requirements as a public company. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to announce publicly revisions to any of our forward-looking statements, whether resulting from new information, future events or otherwise.

The following discussion should be read together with our consolidated financial statements and related consolidated notes contained in this Annual Report on Form 10-K. Results for the year ended December 31, 2015 are not necessarily indicative of results that may be attained in the future.

PART I

ITEM 1. BUSINESS

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the discovery, development and commercialization of first-in-class therapeutics. We were originally incorporated in Delaware in August 2005 under the name Nile Pharmaceuticals, Inc. and we changed our name to Nile Therapeutics, Inc., or Nile Therapeutics, in January 2007.

On November 20, 2013, pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, as amended by that certain First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013 (as amended, the Merger Agreement), by and among Nile Therapeutics, Inc., or Nile, Nile’s wholly-owned subsidiary, Bovet Merger Corp., a Delaware corporation, or Merger Sub, and Capricor, Inc., or Capricor, a Delaware corporation, Merger Sub merged with and into Capricor and Capricor became a wholly-owned subsidiary of Nile (referred to herein as the Merger). Immediately prior to the effective time of the Merger and in connection therewith, Nile filed certain amendments to its certificate of incorporation which, among other things, (i) effected a 1-for-50 reverse split of its common stock (the Reverse Stock Split), (ii) changed its corporate name from “Nile Therapeutics, Inc.” to “Capricor Therapeutics, Inc.,” and (iii) effected a reduction in the total number of authorized shares of common stock from 100,000,000 to 50,000,000, and a reduction in the total number of authorized shares of preferred stock from 10,000,000 to 5,000,000.

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

Our Strategy

Our strategy is to discover, develop and commercialize regenerative medicine and large molecule products for the treatment of disease, with a primary focus on the treatment of cardiovascular diseases including orphan indications.  We currently have four ongoing clinical trials aiming to treat cardiovascular diseases in various progressions of the disease state.

CAP-1002, a cardiosphere-derived cell product, is currently being tested in the ALLSTAR Phase II clinical study on patients who have suffered a myocardial infarction (heart attack), while the DYNAMIC clinical study is testing CAP-1002 in patients who are in the advanced stages of heart failure. CAP-1002 is also being tested in the HOPE-Duchenne Phase I/II clinical study for use in connection with Duchenne muscular dystrophy-related cardiomyopathy.

Cenderitide, a dual receptor natriuretic peptide agonist developed at the Mayo Clinic, is currently being tested in a Phase II clinical study which is evaluating the safety and dose response of Cenderitide administered to patients with chronic heart failure.

Exosomes, which are are nano-sized, membrane-enclosed vesicles, or “bubbles,” filled with select molecules, are being tested in pre-clinical studies to explore new therapies and indications. These programs represent our core technology and products.

Background on Heart Disease, Heart Failure and Duchenne Muscular Dystrophy

Heart Disease

Heart disease is a general term for many specific diseases or conditions relating to the heart. In the United States, heart disease costs over $207 billion in direct and indirect costs annually, according to the American Heart Association. Furthermore, heart disease is the number one cause of death in the world and in the United States. Treatment options for most types of heart disease typically include a life-long medication regimen. Other options include implanted devices such as coronary stents, pacemakers, and cardio-defibrillators, and for some patients, heart transplantation may be the only other option. The effectiveness of these interventions is limited. With an estimated 85 million Americans having some form of heart disease, according to the American Heart Association, the need for new, effective therapy is significant.

The most common form of heart disease is coronary heart disease, which is characterized by a buildup of plaque inside the coronary arteries which supply blood to the heart. Plaque is made up of fat, cholesterol, calcium, and other substances found in the blood. The plaque can eventually burst, tear or rupture, creating a “snag” where a blood clot forms and blocks blood flow in the artery, depriving part of the heart of oxygen and nutrients. This leads to a myocardial infarction (MI), the medical term for a heart attack. If the flow of blood is not restored within a few minutes heart muscle cells may die, causing permanent damage.

As the heart muscle begins to heal, a scar is formed that can impact normal heart function. Patients who suffer an MI often continue to experience degeneration or weakening of their heart muscle which can lead to heart failure and ultimately may shorten their lives.

According to the American Heart Association, coronary heart disease afflicts over 15 million people in the U.S. and causes almost 50% of heart disease deaths in the United States. In 2010, coronary heart disease was responsible for 1.3 million hospital stays. In 2011 heart attacks and coronary heart disease were two of the ten most expensive hospitalizations. Coronary heart disease is the primary cause of heart attack or MI, which strikes approximately 750,000 Americans each year, often leading to repeated hospitalizations, a decrease in quality of life, and premature death. In fact, more than seven million people in the U.S. have had a heart attack.

Capricor is evaluating CAP-1002 in the ALLSTAR Phase II clinical trial to determine its efficacy in reversing damage caused by heart attack.

Heart Failure & Dilated Cardiomyopathy

Heart failure, or HF, is a condition that exists when the heart cannot pump blood to the body as quickly as needed. The disease progresses over a long period of time and can make everyday activities more difficult. Blood returning to the heart faster than the heart can eject it, congests the system behind it. Decreased blood flow to organs, such as the kidneys, causes the body to retain more fluid, which further complicates the problem. As a result, HF can often cause damage to the kidneys and other organs, which in turn can worsen the condition of the heart. Dilated cardiomyopathy is another common cause of heart failure and is primarily characterized by the enlargement and weakening of the heart’s left ventricle, its main pumping chamber. The left ventricle becomes enlarged, or dilated, and cannot pump blood to the body with as much force as a healthy heart. Conditions such as coronary heart disease and heart attack, as well as viral infections, can cause dilated cardiomyopathy. While many people with dilated cardiomyopathy have minor or no symptoms, other people develop symptoms that may progress and worsen as heart function worsens.

HF is the fastest-growing clinical cardiac disease in the United States according to the American Heart Association, affecting over five million Americans. The number of U.S. adults with heart failure is expected to increase to approximately eight million people by 2030.

Capricor is evaluating CAP-1002 in the DYNAMIC clinical study to assess the safety and feasibility of delivering CAP-1002 to advanced heart failure patients. We initiated enrollment of the DYNAMIC trial in December 2014 and completed enrollment in April 2015. Initial top-line results showed that multi-vessel intracoronary infusion of CAP-1002 in subjects with dilated cardiomyopathy was shown to be safe with no major adverse cardiac events reported at one month or at six months post-infusion. Though this trial was intended as an early safety study, the six-month data demonstrated encouraging and congruent preliminary efficacy signals in multiple parameters, including subjective well-being, exercise capacity, ejection fraction and ventricular volumes.

Additionally, HF is the most frequent cause of hospital admissions in the U.S. for patients older than 65 years, generating annual inpatient costs of more than $20 billion, according to the American Heart Association. Furthermore, HF is responsible for over 1 million hospitalizations annually in the U.S. alone. Among those patients who have been admitted, approximately 24% are re-hospitalized in one month and approximately 50% are re-hospitalized in six months.

Acute Decompensated Heart Failure, or ADHF, is an acute exacerbation of HF requiring unplanned office visits, emergency room visits or hospitalization. Treatment options sometimes include diuretics to relieve the symptoms of ADHF by helping to remove excess fluid from the body which then helps to increase cardiac output. Despite aggressive therapies, one in three patients dies of the disease within a year of diagnosis, reflecting a substantial need for novel treatments.

Within 90 days following hospital admission for ADHF, which we refer to as the “post-acute” period, approximately 40% of patients with ADHF return to the hospital or die. To prevent re-hospitalization, post-acute patients need sustained heart and kidney function support to prevent a recurrence of their acute symptoms. While this post-acute indication is a novel indication in the HF space, we believe that post-acute patients represent one of the greatest areas of unmet need in the HF market. Cenderitide’s treatment goal and target indication is the prevention of re-hospitalization in heart failure patients during the post-acute hospitalization period.

Duchenne Muscular Dystrophy

Duchenne muscular dystrophy (DMD) is a rare form of muscular dystrophy which results in muscle degeneration and premature death. DMD affects approximately 1 in 3,600 male infants, and nearly 20,000 boys are living with the disease in the U.S. DMD results from a lack of a functional dystrophin protein as caused by a gene mutation. The lack of dystrophin, an important structural component of muscle cells, causes them to have increased susceptibility to damage and to progressively die. Patients with DMD experience progressive muscle weakness starting at an early age, loss of ambulation in the first decade of life, and eventual respiratory and cardiac failure. Their lifespan is abbreviated and averages less than three decades.

In the hearts of DMD patients, muscle is progressively replaced by scar tissue, often leading to eventual heart failure. This almost inevitable cardiomyopathy has become the leading cause of death in patients with DMD. However, patients with DMD may live longer following improvements in the treatment of their respiratory function. No therapies are currently approved to treat DMD cardiomyopathy. Capricor is evaluating CAP-1002 in the HOPE-Duchenne Phase I/II clinical trial to assess the safety and efficacy of delivering CAP-1002 to patients with DMD-related cardiomyopathy.

CDC (Cardiosphere-Derived Cell) Technology

The initial discovery by Dr. Marbán and his colleagues was that a novel progenitor cell type called a CDC, or cardiosphere-derived cell, can be isolated from heart tissue after passing through a cardiosphere phase and expanded into doses that can be delivered directly to the patient. These cells come from the heart and are potentially well-suited to treat the heart. Capricor believes that CDCs have anti-fibrotic, anti-apoptotic and pro-angiogenic functions that may reduce damage caused by myocardial ischemia and encourage blood vessel development in those areas of injury. This combination of properties may be able to treat other disease processes that cause the development of scar tissue. Capricor is evaluating the possibility of applying these cells or similar cells into other therapeutic areas. Capricor has exclusively licensed intellectual property for CDCs and Capricor’s other product candidate, cardiospheres, or CSps, from three academic institutions and is also pursuing its own intellectual property rights relating to these product candidates.

Capricor’s proprietary methods are focused on producing therapeutic doses of cardiac-derived stem cells to boost the regenerative capacity of the heart and, with that, to perhaps improve cardiac function. A significant number of patients who suffer a heart attack eventually go on to develop heart failure. Heart attacks are one of the most common causes of heart failure. In patients with heart failure, the main pumping function of the heart is often diminished and results in symptoms and signs of poor cardiac function including shortness of breath, pulmonary congestion, diminished ability to perform activities of daily life (ADL) and, in some cases, death.

When a patient suffers a heart attack, also called a myocardial infarction (MI), blood cannot reach the area due to an artery being blocked, preventing blood from reaching the distal tissue. The tissue that is downstream of the blockage quickly dies, leaving a scar. The larger the size of this scar, the greater the chance that a patient will have additional complications. CDCs have been shown in pre-clinical and clinical studies to reduce scar size following a myocardial infarction. Further, it has been demonstrated that new tissue is generated in response to cell delivery. Capricor researchers believe that the reduced scar and new tissue may improve heart function so that it will work more efficiently. Should Capricor’s CDCs prove to be effective at reducing the damage done to the heart by a heart attack, it is possible that fewer people may develop heart failure and suffer its devastating consequences.

The first trial using CDCs was CADUCEUS, sponsored by CSMC in collaboration with JHU. CADUCEUS was a twenty-five patient randomized open-label study using 25 million autologous CDCs (i.e. CDCs derived from the patient’s own heart tissue) injected down the coronary artery thirty to ninety days after an MI. Seventeen patients received CDCs and eight received standard of care for post heart attack patients. Sixteen of the seventeen patients treated with CDCs showed a reduction in infarct (scar) size and generation of new heart tissue. To the best of Capricor’s knowledge, CADUCEUS is the first trial in the field of cardiac stem cell therapy that showed a significant reduction in scar size and a significant increase in new heart muscle as determined by blinded MRI analysis.

The precise mechanism of action of CDCs is not definitively understood. Capricor believes that CDCs work by harnessing and augmenting the natural healing powers that exist within the heart and that the cells act by recruiting the endogenous pool of stem cells to come to the site of injury and assist in repairing the damage that has been done. These natural healing effects may be enough for daily wear and tear on the heart but may not be strong enough for catastrophic injury such as a heart attack. Capricor believes that the CDCs track to the area of injury and release growth factors and cytokines (molecules that stimulate specific cell responses) that signal the heart to repair itself. The CADUCEUS trial provides preliminary validation of the potential regenerative properties of CDCs.

Capricor’s core technology is based on cardiospheres, or CSps, which are multi-cell clusters of cardiac-derived cells that have been demonstrated to process regenerative properties in pre-clinical studies. The size of CSps is sufficiently large that injecting them directly into the infarct-related artery is not feasible due to potential for impairment of blood flow. Capricor’s lead product candidate, the CDCs, are the single cell monolayer product of the CSps. CDCs are small enough that within acceptable dose limits, they can be injected down a coronary artery without damaging the heart muscle. Capricor has done studies to establish the range of doses that are safe to deliver to the heart. Although Capricor has experimented with direct intra-myocardial injection of CSps, it is not actively developing them for clinical use. CSps appear to be no more effective than CDCs for the presently considered indications. It is possible that at some time in the future, the Company may evaluate the use of CSps for other indications.

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

Natriuretic Peptide Technology

Cenderitide is a novel chimeric natriuretic peptide being considered for the treatment of heart failure patients. Specifically, Cenderitide is a dual receptor agonist acting on both the A and B receptors. Cenderitide was rationally designed by scientists at the Mayo Clinic’s cardio-renal research labs. Current therapies for acutely decompensated heart failure, or ADHF, including nesiritide, have been associated with favorable pharmacologic effects, but have also been associated with hypotension, which limits their utility outside the hospital setting. Cenderitide was designed to preserve the favorable effects of existing natriuretic peptide therapies while reducing or attenuating the hypotensive response and enhancing or preserving renal function. We believe that there may be a role for the use of Cenderitide in the outpatient treatment of heart failure.

In October 2011, we completed dosing of a 58 patient, open-label, placebo controlled Phase I clinical trial that was designed to identify the doses required to achieve pre-determined plasma levels of Cenderitide when delivered through a subcutaneous infusion pump. The target Cenderitide plasma levels were based on our previous Phase II clinical trials, in which Cenderitide was delivered through continuous IV infusion. The Phase II study enrolled patients in three parts. In Part A of the trial, 12 patients received two subcutaneous bolus injections of Cenderitide. In Part B of the trial, 34 patients received a 24-hour continuous subcutaneous infusion of either of two fixed doses of Cenderitide or placebo. In Part C of the trial, 12 patients received a 24-hour continuous subcutaneous infusion of either a weight-based dose of Cenderitide, or placebo. All infusions were delivered through the subcutaneous pump technology of Medtronic, Inc. pursuant to the parties’ February 2011 collaboration agreement. In accordance with the terms of that agreement, Medtronic agreed to reimburse us for certain expenses of this Phase I study and provided the subcutaneous pumps used in the study.

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

Since the merger between Capricor, Inc. and Nile, we have decided to advance our Cenderitide development program in patients with HF. In October 2014, we entered into a Transfer Agreement with Medtronic pursuant to which we acquired certain intellectual property rights to patents and patent applications that were previously co-owned by Medtronic and Capricor. In addition, we acquired the rights to other patents and patent applications that were previously owned solely by Medtronic. In October 2014, we also entered into an Agreement for Investigator-Initiated Research Support with Insulet Corporation. Pursuant to the agreement with Insulet, Insulet supported Capricor’s research by engaging in certain product development, project management and design control activities, in addition to supplying the OmniPod® product being used for our current studies of Cenderitide. In 2015, we completed a Phase II study in 14 patients with stable, chronic heart failure. Patients received up to eight consecutive days of Cenderitide through subcutaneous infusion using Insulet’s drug delivery system based on the OmniPod technology. This trial assessed the safety and tolerability, pharmacokinetic profiles and pharmacodynamic response to increasing dose levels of open-label Cenderitide administered in a stepwise fashion. The drug was tolerated and there were no significant adverse events. Capricor has initiated an additional study to further assess the safety and efficacy of this product candidate, which will include higher dose levels of Cenderitide in patients with stable heart failure with moderate renal impairment. This study will assess the safety and tolerability, pharmacokinetic profiles and pharmacodynamic response to increasing dose levels of Cenderitide. Following these studies, Capricor will determine whether to conduct additional clinical studies to further assess the safety and efficacy of this product candidate. Cenderitide in the post-acute period has been granted Fast Track designation by the U.S. Food and Drug Administration (the “FDA”).

Exosomes Technology

The CDC exosomes technology is based upon pre-clinical research by Dr. Eduardo Marbán and his colleagues at CSMC. Released by nearly every cell type in the body and a vital mediator of cellular activity, exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles,” that are filled with select molecules. These molecules include RNAs, proteins and microRNAs which, when released, send messages to neighboring cells to regulate cellular functions. They are present in bodily fluids, are accessible and can be readily isolated from cells.

Exosomes act as the transport vehicle out of the cell for segments of genetic material and proteins that act as messengers between cells, ultimately providing regulatory function for many cell processes, including inflammation, angiogenesis, programmed cell death (apoptosis), and scarring. Research has shown that exosomes derived from cultured cells can be used as therapeutic agents aimed to direct or, in some cases, re-direct cellular activities. Their size, ease in crossing cell membranes and their ability to communicate in the native cellular language of the cell makes them a class of exciting and potentially novel therapeutic agents.

As recently published research indicates, exosomes extracted from Capricor’s CDCs, prompted myocardial regeneration in pre-clinical models of ischemic heart disease. Further, exosomes were shown to induce various structural and functional changes within the heart. We believe that these findings demonstrate for the first time that exosomes derived from CDCs may possess regenerative capabilities and may serve as proof of concept for the potential of these CDC-derived agents. We are hopeful that the unique properties of CDC-derived exosomes may allow us to develop novel cell-free therapeutics and expand our product portfolio. Though it is early in the development cycle, Capricor plans to explore the development of the exosomes technology as a next generation regenerative medicine portfolio in a variety of cardiovascular and non-cardiovascular areas.

Our Product Candidates

We currently have six drug candidates in various stages of development:

•	CAP-1002: Capricor’s lead product candidate consists of allogeneic cardiosphere-derived cells, or CDCs. CAP-1002 is currently being tested in Capricor’s ALLSTAR Phase II clinical trial which will determine if the cells can lead to reduction in scar size in patients who have had a heart attack. It is a dual cohort clinical trial that has two independently recruiting strata: the first are patients who have recently experienced a myocardial infarction, or MI (30-90 days post MI); the second are patients who have suffered an MI within one year (90 days to one-year post MI) to see if the cells can reduce the size of older, more established scar. In addition to measuring scar size, ALLSTAR will also look at a variety of clinical and quality of life endpoints. Phase I of the ALLSTAR trial was a 14 patient trial conducted to determine if allogeneic CDCs are safe for patients. Phase I of the trial was funded in large part by a grant received from the National Institutes of Health, or NIH. The primary endpoints focused on acute effects of cell delivery and potential immune consequences of allogeneic cell delivery. Patient enrollment was completed for the Phase I portion of the trial in October 2013. Preliminary 12 month MRI data collected on the patients in the Phase I open-label dose-escalation study revealed that those patients who would be included in the Phase II clinical study by virtue of dose and tissue type compatibility exhibited a 5.2% improvement in ejection fraction, a global measure of the heart's pumping ability. Additionally, there was a relative reduction in scar size of 20.7%. Measurements of viable mass and regional function also showed quantifiable improvements.

In December 2013, Capricor received notification from the National Heart Lung and Blood Institute, or the NHLBI, Gene and Cell Therapy Data Safety Monitoring Board that the 14-patient Phase I portion had met its safety endpoints and that Capricor was cleared to begin the Phase II portion of the trial. Capricor began enrollment of the Phase II portion of the ALLSTAR study in the first quarter of 2014.  Phase II is a double-blind, randomized, placebo-controlled trial which is powered to detect a reduction in infarct (scar) size as measured by MRI in both groups of patients, those with recent and chronic MI, at the one year follow-up. The Phase II portion of the trial was initially designed to enroll up to 300 patients.

We recently completed statistical modelling of the design of ALLSTAR. This modelling incorporated the expanded dataset that has become available from our other clinical trials of CAP-1002. Based on these results, we have elected to decrease the enrollment goal of ALLSTAR to approximately 120 patients, a sample size that is expected to maintain sufficient statistical power to detect a reduction in infarct, or scar, size as measured by MRI at twelve months. We have amended our clinical protocol to reflect these changes, which such amendment has been approved by the Data Safety Monitoring Board and submitted to the FDA. Phase II of the ALLSTAR study is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

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

Capricor was awarded a grant for approximately $2.9 million from the NIH to support further development of the CAP-1002 product. In June 2014, we received approval from the NIH to use the funds from the grant for the first part of the DYNAMIC (dilated cardiomyopathy intervention with allogeneic myocardially-regenerative cells) trial, which is being sponsored by Capricor. The first part of the DYNAMIC trial used CAP-1002 to treat patients with advanced heart failure utilizing triple-vessel intracoronary infusion. We initiated enrollment of the DYNAMIC trial in December 2014 and completed enrollment in April 2015. Initial top-line results were presented at the American Heart Association’s Annual Scientific Sessions in November 2015. Multi-vessel intracoronary infusion of CAP-1002 in subjects with dilated cardiomyopathy was shown to be safe in this study with no major adverse cardiac events reported at one month or at six months post-infusion. Though this trial was intended as an early safety study, the six-month data demonstrated encouraging and congruent preliminary efficacy signals in multiple parameters, including subjective well-being, exercise capacity, ejection fraction and ventricular volumes.

Additionally, we are currently enrolling the Phase I/II HOPE-Duchenne clinical trial, which is designed to enroll approximately 24 patients in a randomized, multi-center study evaluating the safety and preliminary efficacy of CAP-1002 in patients with cardiomyopathy related to Duchenne muscular dystrophy. Patients enrolled in the study who are randomized to receive CAP-1002 will be infused in all three coronary arteries, which will allow for CAP-1002 to be delivered to wide areas of the myocardium. Subject to finalization of definitive documents, this study will be funded in part through a grant award from CIRM in the amount of approximately $3.4 million. Both the milestones and the rate of disbursement of the award proceeds will be set forth in the definitive documents, which have not been determined as of the date of filing of this Annual Report on Form 10-K. In April 2015, the FDA granted orphan drug designation to CAP-1002 for the treatment of DMD.

•	Cenderitide (CD-NP): Cenderitide belongs to a class of drugs called natriuretic peptides. Preclinical and clinical data have shown that the natriuretic peptide class can act on multiple disease processes that play a role in negative outcomes associated with heart failure. Cenderitide’s treatment goal and target indication is to provide a novel and effective therapeutic option for the outpatient treatment of heart failure, thereby addressing a critical unmet need. Cenderitide is being developed as an outpatient therapy to be delivered continuously using a validated subcutaneous infusion pump for up to 90 days (the “post-acute” period) following an acute heart failure hospital admission, as well as for other potential indications. Cenderitide was designed by scientists at the Mayo Clinic to be the only dual natriuretic peptide receptor agonist. In October 2014, we entered into an Agreement for Investigator-Initiated Research Support with Insulet Corporation, or Insulet, pursuant to, which Insulet supported Capricor’s research by engaging in certain product development, project management and design control activities, in addition to supplying the OmniPod product being used for our current studies. In 2015, we completed a Phase II study in 14 patients with stable, chronic heart failure. Patients received up to eight consecutive days of Cenderitide through subcutaneous infusion using Insulet’s drug delivery system based on the OmniPod technology. This trial assessed the safety and tolerability, pharmacokinetic profiles and pharmacodynamic response to increasing dose levels of open-label Cenderitide administered in a stepwise fashion. The drug was tolerated and there were no significant adverse events. Capricor has initiated an additional study to further assess the safety and efficacy of this product candidate, which will include higher dose levels of Cenderitide in patients with stable heart failure with moderate renal impairment. This study will assess the safety and tolerability, pharmacokinetic profiles and pharmacodynamic response to increasing dose levels of Cenderitide. Following these studies, Capricor will determine whether to conduct additional clinical studies to further assess the safety and efficacy of this product candidate. Cenderitide in the post-acute period has been granted Fast-Track designation by the FDA.

•	Exosomes: Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins, RNAs and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. Exosomes act as transport vehicles out of cells for microRNA, other fragments of genetic material and proteins that act as messengers between cells, ultimately providing regulatory function for many cell processes, including inflammation, angiogenesis, programmed cell death (apoptosis) and scarring. Pre-clinical research has shown that exogenous exosomes can be used as therapeutic agents aimed to direct or, in some cases, re-direct cellular activity. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them a class of exciting and novel therapeutic agents. We are currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess and the indications in which they potentially may be investigated.

•	CAP-1001: CAP-1001 consists of autologous CDCs. This product was used in the Phase I CADUCEUS clinical trial, which was sponsored and conducted by CSMC in collaboration with JHU. In that study, 25 patients were enrolled, 17 of which received autologous CDCs. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. The data from CADUCEUS, using autologous CDCs, suggests that CDCs are effective in reducing scar within several months of a heart attack. The ALLSTAR trial is designed to validate the results of CADUCEUS using an allogeneic product while also looking for potential efficacy in patients between 90 days and one year post MI with a more chronic scar, a patient population that CADUCEUS was not designed to study.

•	CU-NP: CU-NP is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. We are currently evaluating whether we will proceed with clinical development of this product.

•	CSps: CSps are multicellular clusters called cardiospheres, a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While Capricor considers the CSps an important asset, at present there is no plan to develop CSps as therapeutic agents.

The following table summarizes our product development programs:

Product	Indications	Commercial Rights	Ongoing Studies / Status
CAP-1002	Cardiovascular	Capricor	ALLSTAR Phase II trial is currently enrolling.
DYNAMIC completed enrollment.
HOPE-Duchenne Phase I/II trial is currently enrolling.

Cenderitide	Cardiovascular	Capricor Therapeutics	Second Phase II trial initiated in Q1 2016. First Phase II trial was completed in 2015.

CAP-1001	Cardiovascular	Capricor	CSMC and JHU sponsored Phase I CADUCEUS trial has been completed. Funded by the NHLBI Specialized Centers for Cell-based Therapy.

Exosomes	Cardiovascular and non-cardiovascular	Capricor	Preclinical.

CU-NP	Cardiovascular	Capricor Therapeutics	Preclinical.

CSps	Cardiovascular	Capricor	Preclinical.

Intellectual Property and Proprietary Know-How

Our goal is to obtain, maintain and enforce patent rights for our products, formulations, processes, methods of use and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and abroad. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. Even patent protection, however, may not always afford us with complete protection against competitors who seek to circumvent our patents. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure and use of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

The development of complex biotechnology products such as ours typically includes the early discovery of a technology platform – often in an academic institution – followed by increasingly focused development around a product opportunity, including identification and definition of a specific product candidate and development of scalable manufacturing processes, formulation, delivery and dosage regimens. As a result, biotechnology products are often protected by several families of patent filings that are made at different times of the development cycle and cover different aspects of the product. Earlier filed broad patent applications directed to the discovery of the platform technology thus usually expire ahead of patents covering later developments such as scalable manufacturing processes and dosing regimens. Patent expirations on products may therefore span several years and vary from country to country based on the scope of available coverage. There are also limited opportunities to obtain extensions of patent coverage in certain countries. Our issued patents will expire on dates ranging from approximately 2019-2031.

Capricor’s Technology - CAP-1002, CAP-1001, CSps and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to cardiac-derived cells with Università Degli Studi Di Roma at la Sapienza (the “University of Rome”), The Johns Hopkins University (“JHU”) and CSMC. In addition, Capricor has filed patent applications related to enhancements or validation of the technology developed by its own scientists.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the FDA. The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000.

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

CSMC holds more than 10% of the outstanding capital stock of Capricor Therapeutics. Capricor is a party to a Facilities Lease Agreement with CSMC dated June 1, 2014. Capricor also manufactures CAP-1002 and Exosomes products in a manufacturing facility provided by CSMC. Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute, the Co-Founder of Capricor and Chairman of Capricor’s Scientific Advisory Board.

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

Mayo License Agreement

The Company and Mayo previously entered into a Technology License Agreement with respect to Cenderitide on January 20, 2006, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, or the SEC, on September 21, 2007, and which was amended on June 2, 2008 (as so amended, the “CD-NP Agreement”). On June 13, 2008, the Company and Mayo entered into a Technology License Agreement with respect to CU-NP (the “CU-NP Agreement”), which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008. On November 14, 2013, the Company entered into an Amended and Restated License Agreement with Mayo (the “Amended Mayo Agreement”). The Amended Mayo Agreement amends and restates in its entirety each of the CD-NP Agreement and the CU-NP Agreement, and creates a single amended and restated license agreement between the Company and Mayo with respect to CD-NP and CU-NP.

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

Manufacturing

Capricor presently maintains its laboratory and research facilities in leased premises located at CSMC (the “CSMC Lease”). Additionally, Capricor presently manufactures its cells in a facility which is owned by and located within CSMC and in which we believe we follow current good manufacturing practices. It is Capricor’s intention is to manufacture cells at this facility for its currently enrolling ALLSTAR and HOPE-Duchenne clinical studies. If the CSMC Lease is terminated or if CSMC revokes its permission to allow Capricor to utilize the manufacturing facility, Capricor would have to secure alternative facilities in which to operate its research and development activities and/or manufacture its products, which would involve a significant monetary investment and would negatively impact the progress of our clinical trials and regulatory approvals. In addition, we would have to establish a collaboration agreement with a third party or build out our own manufacturing facility for any Phase III trial. We are actively in discussions with third parties regarding a potential technology transfer of our cell manufacturing processes in anticipation of potential advanced clinical studies and commercialization.

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

Exosomes:

The process for manufacturing exosomes starts with the proprietary process of creating a cell bank from donor heart tissue through the expansion of CDCs. Afterwards exosomes are isolated from the expanded CDCs. After CDC-derived exosomes are prepared, formulated, filled, tested, and validated, the exosomes product becomes available for therapeutic use. We believe that the allogeneic, acellular nature of exosomes enables us to potentially create a commercially scalable stem cell-derived product.

Research and Development

Capricor’s research and development program has been funded in large part through Federal grants totaling approximately $7.0 million. In addition, Capricor has been granted a loan award in the approximate amount of $19.8 million from the California Institute for Regenerative Medicine, or CIRM, to fund Phase II of the ALLSTAR trial. Because the Company is decreasing the number of patients to be enrolled in the ALLSTAR clinical trial, it is undetermined at the time of filing of this Annual Report on Form 10-K how much of the remaining CIRM loan award will ultimately be disbursed under the CIRM Loan Agreement. Our research and development efforts to date have led to the development of four product candidates which have reached various stages of pre-clinical and clinical development: autologous CDCs, allogeneic CDCs, Cenderitide and exosomes. Ongoing research focuses on in-depth product characterization, expanded use of current products, development of next generation products and identification of new technologies and indications. Capricor aims to create a pipeline of regenerative medicine products potentially capable of improving the healing capacity of injured tissue. Capricor’s research continues to explore the growth factors and cytokines that have been shown to reduce both infarct (scar) size and promote regeneration of heart muscle or other tissues injured by ischemia. Our research is also exploring the use of natriuretic peptides for the treatment of patients with post-acute heart failure as well as potential indications for the use of exosomes. Capricor spent approximately $13.8 million and $7.8 million on research and development activities for the years ended December 31, 2015 and 2014, respectively. Subject to finalization of definitive documents, the HOPE-Duchenne clinical trial will be funded in part through a grant award from CIRM in the amount of approximately $3.4 million. Both the milestones and the rate of disbursement of the award proceeds will be set forth in the definitive documents, which have not been determined as of the date of filing of this Annual Report on Form 10-K.

Competition

We are engaged in fields that are characterized by extensive worldwide research and competition by pharmaceutical companies, medical device companies, specialized biotechnology companies, hospitals, physicians and academic institutions, both in the United States and abroad. The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of the organizations competing with us have substantially greater financial resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies, and research organizations actively engaged in research and development of products which may target the same indications as our product candidates. We expect any future products and product candidates we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects, and convenience of treatment procedures. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. The drugs that we are attempting to develop will have to compete with existing therapies. Our future success will depend in part on our ability to maintain a competitive position with respect to evolving cell therapies as well as our other novel technologies. There can be no assurance that existing or future therapies developed by others will not render our potential products obsolete or noncompetitive. In addition, companies pursuing different but related fields represent substantial competition. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

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

The results of the pre-clinical and clinical testing, chemistry, manufacturing and control information, proposed labeling and other information are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to begin commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information in a Complete Response Letter, or CRL, or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of an NDA or BLA and may require additional testing. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications, and sometimes with specified post-marketing commitments and/or distribution and use restrictions imposed under a REMS program. Any approval required from the FDA might not be obtained on a timely basis, if at all.

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

Capricor presently manufactures its cells in a facility which is owned by and located within CSMC and in which we believe we follow good manufacturing practices. Capricor’s intention is to manufacture cells at this facility for its currently enrolling trials. If CSMC were to revoke its permission to allow Capricor to utilize the facility, Capricor would have to secure alternative facilities in which to operate its research and development activities and/or manufacture its products which would involve a significant monetary investment and would negatively impact the progress of Capricor’s clinical trials and regulatory approvals. In addition, we will have to establish a collaboration agreement with a third party or build out our own manufacturing facility for any Phase III trial.

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

Employees

Currently, we have 29 full-time employees and four part-time employees, although several of our full time employees also perform part-time services for CSMC, including our Chief Executive Officer, Linda Marbán, Ph.D., and our Chief Medical Officer, Deborah Ascheim, M.D., both of whom provide services on a minimal part-time basis to CSMC. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We have also retained several consultants to serve in various operational and administrative positions.

All former employees of Nile were terminated upon consummation of the merger between Nile and Capricor. The employees of Capricor, Inc. which is now a wholly-owned subsidiary of the Company, are continuing their employment relationship with Capricor. Certain officers of Capricor, Inc. are also serving as officers of the Company.

Description of Property

We do not own any real property. Our principal offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Under the terms of a two-year lease (the “Bubble Lease”) which originally was set to expire on June 30, 2015, the base rent for the first 12-month period was $16,620 per month, and the base rent for the second 12-month period will be $17,285. On March 3, 2015, Capricor executed a Second Amendment to Lease with The Bubble Real Estate Company, LLC, pursuant to which additional space was added to the Bubble Lease and we exercised our option to extend the term of the Bubble Lease through June 30, 2016.  Under the terms of the Second Amendment to the Bubble Lease, commencing February 2, 2015, the base rent increased to $17,957 for one month.  Commencing on March 2, 2015, the base rent increased to $21,420 per month for the following four month period and commencing July 1, 2015, the base rent increased to $22,111 per month. At the time of filing of this Annual Report on Form 10-K, we are exploring different lease options, including renewing our current lease or moving to a different office location.

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

With permission from CSMC, Capricor presently manufactures its cells and exosomes in a facility which is owned by and located within CSMC and in which we believe we follow good manufacturing practices. Our laboratories and manufacturing facility are located at 8700 Beverly Blvd., Los Angeles, California 90048. As our operations expand, we expect our space requirements and related expenses to increase.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As of December 31, 2015, we had cash and cash resources, including marketable securities, totaling approximately $13.6 million. We have not generated any product revenues, and will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates.

From inception, we have financed our operations through public and private sales of our equity and debt securities, National Institutes of Health, or NIH, grants, and a California Institute for Regenerative Medicine, or CIRM, loan award. In March 2016, we were approved for a CIRM grant award for approximately $3.4 million to fund in part our HOPE-Duchenne trial of CAP-1002. In December 2013 we also entered into a collaboration agreement with Janssen Biotech, Inc., or Janssen, which provides for funding for the development of our cell therapy program for cardiovascular applications, including CAP-1002. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly if we continue to develop Cenderitide and potentially initiate clinical development of CU-NP. Our research and development expenses will also increase as we further the development of our exosomes program and conduct additional studies with CAP-1002, such as our study of DMD. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies beyond those that we currently anticipate, which may also delay the timing of any potential product approval. Other than our cash on hand and the funds expected to be received from our CIRM Loan commitment and CIRM grant award, we currently have no commitments or arrangements for any additional financing to fund the research and development of Cenderitide, CU-NP, exosomes or CAP-1002 for DMD or any further DYNAMIC studies.

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

Our forecasts regarding our beliefs in the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, cost and results of our research and development activities, especially our ALLSTAR clinical trial, our DYNAMIC trial, our Cenderitide trial, our HOPE-Duchenne trial and our planned exosomes program;

•	the continued availability of funding from the NIH and CIRM;
•	the costs of developing adequate manufacturing processes and facilities;
•	the costs and timing of regulatory approval;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs and risks involved in conducting clinical trials and manufacturing operations internationally;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;
•	the cost and timing of completion of clinical and commercial-scale outsourced manufacturing activities; and
•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

We have a history of net losses, and we expect losses to continue for the foreseeable future. In addition, a number of factors may cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We have a history of net losses, expect to continue to incur substantial and increasing net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report on Form 10-K:

•	our need for substantial additional capital to fund our development programs;
•	delays in the commencement, enrollment, and timing of clinical testing;
•	the success of our ALLSTAR, DYNAMIC, Cenderitide and HOPE-Duchenne clinical trials through all stages of clinical development;
•	the viability of CAP-1002 as a potential product candidate for the treatment of DMD and the success of all stages of its pre-clinical and clinical development, including through the HOPE-Duchenne trial;
•	the success of clinical trials of our CU-NP product candidate, if any, through all stages of clinical development, if commenced;
•	the viability of exosomes as a potential product candidate and the success of all stages of its pre-clinical and clinical development;
•	any delays in regulatory review and approval of our product candidates in clinical development;
•	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
•	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;
•	regulatory difficulties relating to products that are in development or which may receive regulatory approval;
•	market acceptance of our product candidates;
•	our ability to establish an effective sales and marketing infrastructure once our products are commercialized;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	competition from existing products or new products that may emerge;
•	guidelines and recommendations of therapies published by various organizations;
•	the ability of patients to obtain coverage of, or sufficient reimbursement for, our products;
•	our ability to maintain adequate insurance policies;
•	our ability to successfully manufacture our product candidates on a timely basis;
•	our dependency on third parties to formulate and manufacture our product candidates;
•	our ability to maintain our current manufacturing facility and secure other facilities as determined to be necessary;

•	costs related to and outcomes of potential intellectual property litigation;
•	compliance with obligations under intellectual property licenses with third parties;
•	our ability to seek and obtain regulatory approvals for our product candidates;
•	our ability to implement additional internal systems and infrastructure;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	the ability of members of our senior management who have limited experience in managing a public company to manage our business and operations.

The Company’s technology is not yet proven and each of our product candidates is in an early stage of development.

Each of the Company’s six product candidates, CAP-1002, CAP-1001, cardiospheres, exosomes, Cenderitide and CU-NP, is in an early stage of development and requires extensive clinical testing before it may be approved by the FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The effectiveness of the Company’s technology has not been definitively proven in completed human clinical trials or preclinical studies. The Company’s failure to establish the efficacy of its technology would have a material adverse effect on the Company. We cannot predict with any certainty the results of such clinical testing, including the results of our ALLSTAR trial, our DYNAMIC trial, our Cenderitide trial, or our HOPE-Duchenne trial. Additionally, we cannot predict with any certainty if, or when, we might commence any clinical trials of our product candidates other than the ALLSTAR trial, the DYNAMIC trial, the Cenderitide trial and the HOPE-Duchenne trial, or whether such trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agencies. We are also unable to predict whether our pre-clinical studies of our exosomes product will result in a viable clinical development program.

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

Delays in our ability to enroll a sufficient number of patients in our ALLSTAR trial could cause CIRM to delay or discontinue the distribution of additional loan proceeds from the CIRM Loan Agreement. Because the Company will be decreasing the number of patients to be enrolled in the ALLSTAR clinical trial, it is undetermined at this time how much of the remaining CIRM loan award will ultimately be disbursed under the CIRM Loan Agreement. The loss of funding under the CIRM Loan Agreement could cause delays under our ALLSTAR trial.

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

Even if our clinical trials are completed as planned, including our ALLSTAR clinical trial of CAP-1002, our DYNAMIC trial, our HOPE-Duchenne clinical trial and our Cenderitide clinical trial, we cannot be certain that their results will support the claims of our product candidates. Positive results in pre-clinical testing and early clinical trials do not ensure that results from later clinical trials will also be positive, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. A number of companies in the pharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase II or Phase III clinical trials, even after seeing promising results in earlier clinical trials.

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

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, other federal agencies and corresponding state agencies to ensure strict compliance with good manufacturing practices, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, nor can we guarantee that we will maintain compliance with such regulations in regards to our own manufacturing processes. Other risks include:

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

Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping, and submission of safety and other post-market information on the drug. New issues may arise during a product lifecycle that did not exist, or were unknown, at the time of product approval, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured. Since approved products, manufacturers, and manufacturers’ facilities are subject to continuous review and periodic inspections, these new issues post-approval may result in voluntary actions by Capricor or may result in a regulatory agency imposing restrictions on that product or us, including requiring withdrawal of the product from the market or for use in a clinical study. If our product candidates fail to comply with applicable regulatory requirements, such as good manufacturing practices, a regulatory agency may:

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

We presently maintain our laboratories and research facilities in leased premises at Cedars-Sinai Medical Center, or CSMC, in Los Angeles, California. We presently manufacture our cells in a facility which is owned by and located within CSMC and in which we believe we follow good manufacturing practices, but which is not a GMP approved facility. Our intention is to manufacture cells at this facility for our ALLSTAR Phase II trial, our DYNAMIC trial and for our HOPE-Duchenne trial. These plans could change if we decide to expand any of our clinical trials to include international sites, such as in Europe. Currently, we also intend to utilize our premises at CSMC to develop and manufacture exosomes. If the facilities lease is terminated or if CSMC revokes its permission to allow us to utilize the manufacturing facility, we would have to secure alternative facilities in which to operate our research and development activities and/or manufacture our products, which would involve a significant monetary investment and would negatively impact the progress of our clinical trials and regulatory approvals. In addition, we may have to build out our own manufacturing facility or establish a collaboration agreement with a third party for any Phase III trial.

We are required to obtain and maintain certain licenses in connection with our manufacturing facilities and activities. We have been issued a Manufacturing License and a Tissue Bank License from the State of California and a Provisional License for Tissue Bank Operation from the State of New York. There is no guarantee that any licenses issued to us will not be revoked or forfeited by operation of law or otherwise. If we were denied any required license or if any of our licenses were to be revoked or forfeited, we would suffer significant harm. Additionally, if a serious adverse event in any of our clinical trials were to occur during the period in which any required license was not in place, we could be exposed to additional liability if it were determined that the event was due to our fault and we had not secured the required license. Other states may impose additional licensing requirements upon us which, until obtained, would limit our ability to conduct our trials in such states.

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

There are additional risks involved in conducting trials internationally.

If we decide to expand one or more of our clinical trials to investigative sites in Europe or other countries outside of the United States, we will have additional regulatory requirements that we will have to meet in connection with our manufacturing, distribution, use of data and other matters. For example, if we decide to conduct our trials in Europe, we will have to either move our manufacturing facility to a facility located in Europe, enter into an agreement with a European manufacturer to manufacture our product candidates for us or enter into an agreement with a domestic manufacturer who maintains an acceptable GMP facility. Any of those options would involve a significant monetary investment, would involve increased risk and may impact the progress of our clinical trials and regulatory approvals. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following additional risks:

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

Additionally, the U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Ensuring compliance with the FCPA and the laws of other countries will involve additional monetary and time commitments on behalf of the Company.

Our risk mitigation measures and corporate compliance program cannot guarantee that we effectively manage all operational risks and that we are in compliance with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations and/or other requirements.

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

Our employees and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

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

Our manufacturing experience has been limited to manufacturing CAP-1002 for the ongoing ALLSTAR, DYNAMIC and HOPE-Duchenne clinical trials. We have no prior history or experience in manufacturing our allogeneic product or any other product for any clinical use and no experience manufacturing any product for large clinical trials or commercial use. Our product candidates have not previously been tested in any large trials to show safety or efficacy, nor are they available for commercial use. We face risks of manufacturing failures and risks of making products that are not proven to be safe or effective.

We are subject to a number of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

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

We do not intend to establish our own manufacturing facilities for the production of Cenderitide or CU-NP. We lack the resources and expertise to formulate or manufacture these product candidates. As we continue with our clinical trial of Cenderitide or the possible development of CU-NP, we will have to contract with one or more manufacturers to manufacture, supply, store, and distribute drug supplies for our clinical trials. If either of these product candidates receives FDA approval, we will rely on one or more third-party contractors to manufacture supplies of our drug candidates. In addition, these product candidates may require the use of one or more medical devices for infusion into patients. We have contracted with Insulet Corporation to supply us with its OmniPod pumps to utilize with Cenderitide for our current trial. We will have to enter into additional contracts with one or more device manufacturers to manufacture and supply the devices to be used in the dosing procedures for any future trials of Cenderitide or CU-NP. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Business disruptions such as natural disasters could seriously harm our future revenues and financial condition and increase our costs and expenses.

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

A breakdown or breach of our information technology systems could subject us to liability or interrupt the operation of our business.

We are increasingly dependent upon information technology systems and data, especially as we expand our clinical trials and therefore our databases of patient information. Our computer systems are potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our information technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. While we continue to build and improve our information systems and infrastructure and believe we have taken appropriate security measures to minimize these risks to our data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Risks Related to Our Intellectual Property

We may face uncertainty and difficulty in obtaining and enforcing our patents and other proprietary rights.

Our success will depend in large part on our ability to obtain, maintain, and defend patents on our products, obtain licenses to use third party technologies, protect our trade secrets and operate without infringing the proprietary rights of others. Legal standards regarding the scope of claims and validity of biotechnology patents are uncertain and evolving. There can be no assurance that our pending, in-licensed or owned patent applications will be approved, or that challenges will not be instituted against the validity or enforceability of any patent licensed-in or owned by us. Additionally, we have entered into various confidentiality agreements with employees and third parties. There is no assurance that such agreements will be honored by such parties or enforced in whole or part by the courts. The cost of litigation to uphold the validity and prevent infringement of a patent is substantial. Furthermore, there can be no assurance that others will not independently develop substantially equivalent technologies not covered by patents to which we own rights or obtain access to our know-how. In addition, the laws of certain countries may not adequately protect our intellectual property. Our competitors may possess or obtain patents on products or processes that are necessary or useful to the development, use, or manufacture of our products. There can also be no assurance that our proposed technology will not infringe patents or proprietary rights owned by others, with the result that others may bring infringement claims against us and require us to license such proprietary rights, which may not be available on commercially reasonable terms, if at all. Any such litigation, if instituted, could have a material adverse effect, potentially including monetary penalties, diversion of management resources, and injunction against continued manufacture, use, or sale of certain products or processes.

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

We also license certain patent and other intellectual property rights that cover our Cenderitide and CU-NP product candidates from the Mayo Foundation for Medical Education and Research, or Mayo. In the past, we have relied on Mayo to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and, prior to our entry into the Amended and Restated License Agreement with Mayo, or the Amended Mayo License Agreement, we did not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that the activities conducted by Mayo have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. With the execution of the Amended Mayo License Agreement, we are responsible for the prosecution and maintenance of the Mayo patents and patent applications covered by our license, and the associated costs and expenses. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of other parties.

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

Our viability also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements are often limited in duration and may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. In addition, enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

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

As some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent applications may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our United States patent position with respect to such inventions.

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

Commencing in 2009, we received several grants from the NIH to fund various projects, including Phase I of the ALLSTAR trial. In 2014, we received a grant from the NIH to fund the DYNAMIC trial. These awards are subject to annual and quarterly reporting requirements. If we fail to meet these requirements, the NIH could cease further funding.

On February 5, 2013, we entered into the CIRM Loan Agreement, pursuant to which CIRM agreed to disburse approximately $19.8 million to us over a period of approximately three and one-half years to support Phase II of our ALLSTAR clinical trial. Under the CIRM Loan Agreement, we are required to repay the CIRM loan with interest at maturity. The loan also provides for the payment of a risk premium whereby we are required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years from the original issuance at our option if certain conditions are met. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not satisfied. The timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the State Treasury, as determined by CIRM in its sole discretion. So long as we are not in default, the loan may be forgiven during the term of the project period if we abandon the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may be forgiven if we elect to abandon the project under certain circumstances. Under the CIRM Loan Agreement, we are also required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that we have funds available sufficient to fund all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. We are also required to meet certain progress milestones specified in the CIRM Notice of Loan Award. Capricor and CIRM have agreed to adjust future disbursements of loan proceeds to align with actual patient enrollment. Because the Company is decreasing the number of patients to be enrolled in the ALLSTAR clinical trial, it is undetermined at this time how much of the remaining CIRM loan award will ultimately be disbursed under the CIRM Loan Agreement. The loss of funding under the CIRM Loan Agreement could cause delays under our ALLSTAR trial. There is no assurance that we will meet our milestones under the CIRM Loan Agreement, that CIRM will not delay or discontinue the disbursement of funds or that CIRM will not terminate the Loan Agreement for failure to meet certain loan conditions. If that were to happen, we may not have the funds necessary to complete the ALLSTAR Trial.

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

The Company has entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc., or Janssen. There is no guarantee that Janssen will exercise its option for an exclusive license and enter into an agreement with the Company. Janssen has complete discretion as to whether it exercises its option for an exclusive license with the Company, and its decision is outside of our control. If Janssen declines to exercise the option it could have a material adverse effect on the business, financial condition, or results of operations of the Company.

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

Because of the specialized nature of our technology, we are dependent upon existing key personnel and on our ability to attract and retain qualified executive officers and scientific personnel for research, clinical studies, and development activities conducted or sponsored by us. There is intense competition for qualified personnel in our fields of research and development, and there can be no assurance that we will be able to continue to attract additional qualified personnel necessary for the development and commercialization of our product candidates or retain our current personnel. Dr. Linda Marbán, our Chief Executive Officer and Dr. Deborah Ascheim, our Chief Medical Officer, also provide services on a limited part-time basis to CSMC as do several other of our employees. Dr. Frank Litvack, our Executive Chairman, is only a part-time consultant to the Company and provides services to other non-competing enterprises. These individuals’ multiple responsibilities on behalf of the Company and other entities could cause the Company harm in that such employees are unable to devote their full time and attention to the Company.

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

The Company has obtained clinical trial insurance coverage for its clinical trials. However, such insurance coverage may not reimburse the Company or may not be sufficient to reimburse it for any expenses or losses it may suffer or for its indemnification obligations. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on us and, if judgments exceed our insurance coverage, could significantly decrease our cash position and adversely affect our business.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. Our operating results may fluctuate from period to period for a number of reasons, and as a result our stock price may be subject to significant fluctuations. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	our financial condition, including our need for additional capital, as well as the terms of that additional capital;
•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical endpoints;
•	announcements concerning clinical trials;
•	failure or delays in entering drug candidates into clinical trials;
•	failure or discontinuation of any of our research or development programs;
•	developments in establishing new strategic alliances or with existing alliances;
•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new commercial products by us or our competitors;
•	issues in manufacturing our drug candidates or drugs;
•	issues with the supply or manufacturing of any devices or materials needed to manufacture or utilize our drug candidates;
•	FDA or other United States or foreign regulatory actions affecting us or our industry;
•	the risks and costs of increased operations, including clinical and manufacturing operations, on an international basis;
•	market acceptance of our drugs, when they enter the market;
•	third-party healthcare coverage and reimbursement policies;
•	litigation or public concern about the safety of our drug candidates or drugs or the operations of the Company;
•	issuance of new or revised securities analysts’ reports or recommendations;
•	additions or departures of key personnel; or
•	volatility in the stock prices of other companies in our industry.

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

We may not be able to attract the attention of securities analysts.

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

The projections and forecasts that our management may provide from time to time (including, but not limited to, those relating to timing, progress and anticipated results of clinical development, regulatory processes, clinical trial timelines and any anticipated benefits of our product candidates) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this Annual Report on Form 10-K should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such. Additionally, final data may differ significantly from preliminary reported data. Capricor has amended its protocol for the ALLSTAR trial which will result in a reduction in the number of patients necessary for potentially achieving statistical significance and meeting the primary endpoint. While we believe that this reduction will provide sufficient data to show statistically significant results, there is no assurance that the assumptions used for the reduction in sample size, which were based on prior trial results, will be replicated in this current trial.

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

The former stockholders of Capricor, Inc., now a wholly-owned subsidiary of the Company, many of whom are executive officers and directors of the Company, together with their respective affiliates, beneficially own or control a majority of the outstanding shares of the Company. Accordingly, the stockholders, acting individually or as a group, will have substantial influence over the outcome of a corporate action of the Company requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

The Company’s ability to utilize Nile’s net operating loss and tax credit carryforwards in the future is subject to substantial limitations and may be further limited as a result of the merger with Capricor.

Federal and state income tax laws impose restrictions on the utilization of net operating loss, or NOL, and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryforwards) have increased their aggregate ownership of stock in such corporation by more than 50 percentage points during any three-year period. If an “ownership change” occurs, Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOLs of the loss corporation experiencing the ownership change. The annual limitation is calculated by multiplying the loss corporation’s value immediately before the ownership change by the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. Section 383 of the Code also imposes a limitation on the amount of tax liability in any post-ownership change year that can be reduced by the loss corporation’s pre-ownership change tax credit carryforwards.

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

The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, as well as rules implemented by the SEC, NASDAQ and any market on which the Company’s shares may be listed in the future, impose various requirements on public companies, including those related to corporate governance practices. The Company’s management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase the Company’s legal and financial compliance costs and will make some activities more time consuming and costly.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

We do not own any real property. Our principal offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Under the terms of a two-year lease (the “Bubble Lease”), which was set to expire on June 30, 2015, the base rent for the first 12-month period was $16,620 per month, and the base rent for the second 12-month period was $17,285. On March 3, 2015, Capricor executed a Second Amendment to Lease with The Bubble Real Estate Company, LLC, pursuant to which additional space was added to the Bubble Lease and we exercised our option to extend the term of the Bubble Lease through June 30, 2016.  Under the terms of the amendment to the Bubble Lease, commencing February 2, 2015, the base rent increased to $17,957 for one month.  Commencing on March 2, 2015, the base rent increased to $21,420 per month for the subsequent four month period and commencing July 1, 2015, the base rent increased to $22,111 per month.  At the time of filing of this Annual Report on Form 10-K, we are exploring different lease options, including renewing our current lease or moving to a different office location.

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

With permission from CSMC, Capricor presently manufactures its cells and exosomes in a facility which is owned by and located within CSMC and in which we believe we follow good manufacturing practices. Our laboratories and manufacturing facility are located at 8700 Beverly Blvd., Los Angeles, California 90048. As our operations expand, we expect our space requirements and related expenses to increase.

ITEM 3.               LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Prior to March 9, 2015, our common stock traded on the OTCQB tier of the OTC Markets. Commencing March 9, 2015, our common stock began trading on the NASDAQ Capital Market under the symbol “CAPR”. The following table lists the high and low prices of our common stock as quoted, in U.S. dollars, by NASDAQ or the OTCQB, as applicable, during each quarter within the last two completed fiscal years. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

	High	Low
Year ended December 31, 2014
First Quarter	$17.15	$2.50
Second Quarter	8.50	4.11
Third Quarter	4.45	3.51
Fourth Quarter	4.25	3.20

Year ended December 31, 2015
First Quarter	$10.25	$3.43
Second Quarter	8.65	4.68
Third Quarter	5.10	3.86
Fourth Quarter	4.60	2.65

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 29, 2016, we had 125 holders of record of common stock, not including those held in “street name.”

Dividends

We have never declared or paid a dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The ability of our Board of Directors to declare a dividend is subject to limits imposed by Delaware corporate law. Pursuant to the terms of our Loan Agreement with the California Institute for Regenerative Medicine, or CIRM, as amended, our Board of Directors also may not pay any dividends without the prior consent of CIRM; provided that our Board of Directors may pay dividends solely in shares of our common stock without such consent.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

Recent Sales of Unregistered Securities

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

Issuer Purchases of Equity Securities

None.

ITEM 6.               SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

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

Drug Candidates

We currently have six drug candidates in various stages of development:

•	CAP-1002: Capricor’s lead product candidate consists of allogeneic cardiosphere-derived cells, or CDCs. CAP-1002 is currently being tested in Capricor’s ALLSTAR Phase II clinical trial which will determine if the cells can lead to reduction in scar size in patients who have had a heart attack. It is a dual cohort clinical trial that has two independently recruiting strata: the first are patients who have recently experienced a myocardial infarction, or MI (30-90 days post MI); the second are patients who have suffered an MI within one year (90 days to one-year post MI) to see if the cells can reduce the size of older, more established scar. In addition to measuring scar size, ALLSTAR will also look at a variety of clinical and quality of life endpoints. Phase I of the ALLSTAR trial was a 14 patient trial conducted to determine if allogeneic CDCs are safe for patients. Phase I of the trial was funded in large part by a grant received from the National Institutes of Health, or NIH. The primary endpoints focused on acute effects of cell delivery and potential immune consequences of allogeneic cell delivery. Patient enrollment was completed for the Phase I portion of the trial in October 2013. Preliminary 12 month MRI data collected on the patients in the Phase I open-label dose-escalation study revealed that those patients who would be included in the Phase II clinical study by virtue of dose and tissue type compatibility exhibited a 5.2% improvement in ejection fraction, a global measure of the heart's pumping ability. Additionally, there was a relative reduction in scar size of 20.7%. Measurements of viable mass and regional function also showed quantifiable improvements.

In December 2013, Capricor received notification from the National Heart Lung and Blood Institute, or the NHLBI, Gene and Cell Therapy Data Safety Monitoring Board that the 14-patient Phase I portion had met its safety endpoints and that Capricor was cleared to begin the Phase II portion of the trial. Capricor began enrollment of the Phase II portion of the ALLSTAR study in the first quarter of 2014.  Phase II is a double-blind, randomized, placebo-controlled trial which is powered to detect a reduction in infarct (scar) size as measured by MRI in both groups of patients, those with recent and chronic MI, at the one year follow-up. The Phase II portion of the trial was initially designed to enroll up to 300 patients.

We recently completed statistical modelling of the design of ALLSTAR. This modelling incorporated the expanded dataset that has become available from our other clinical trials of CAP-1002. Based on these results, we have elected to decrease the enrollment goal of ALLSTAR to approximately 120 patients, a sample size that is expected to maintain sufficient statistical power to detect a reduction in infarct, or scar, size as measured by MRI at twelve months. We have amended our clinical protocol to reflect these changes, which such amendment has been approved by the Data Safety Monitoring Board and submitted to the FDA. Phase II of the ALLSTAR study is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

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

Capricor was awarded a grant for approximately $2.9 million from the NIH to support further development of the CAP-1002 product. In June 2014, we received approval from the NIH to use the funds from the grant for the first part of the DYNAMIC (dilated cardiomyopathy intervention with allogeneic myocardially-regenerative cells) trial, which is being sponsored by Capricor. The first part of the DYNAMIC trial used CAP-1002 to treat patients with advanced heart failure utilizing triple-vessel intracoronary infusion. We initiated enrollment of the DYNAMIC trial in December 2014 and completed enrollment in April 2015. Initial top-line results were presented at the American Heart Association’s Annual Scientific Sessions in November 2015. Multi-vessel intracoronary infusion of CAP-1002 in subjects with dilated cardiomyopathy was shown to be safe in this study with no major adverse cardiac events reported at one month or at six months post-infusion. Though this trial was intended as an early safety study, the six-month data demonstrated encouraging and congruent preliminary efficacy signals in multiple parameters, including subjective well-being, exercise capacity, ejection fraction and ventricular volumes.

Additionally, we are currently enrolling the Phase I/II HOPE-Duchenne clinical trial, which is designed to enroll approximately 24 patients in a randomized, multi-center study evaluating the safety and preliminary efficacy of CAP-1002 in patients with cardiomyopathy related to Duchenne muscular dystrophy. Patients enrolled in the study who are randomized to receive CAP-1002 will be infused in all three coronary arteries, which will allow for CAP-1002 to be delivered to wide areas of the myocardium. Subject to finalization of definitive documents, this study will be funded in part through a grant award from CIRM in the amount of approximately $3.4 million. Both the milestones and the rate of disbursement of the award proceeds will be set forth in the definitive documents, which have not been determined as of the date of filing of this Annual Report on Form 10-K. In April 2015, the FDA granted orphan drug designation to CAP-1002 for the treatment of DMD.

•	Cenderitide (CD-NP): Cenderitide belongs to a class of drugs called natriuretic peptides. Preclinical and clinical data have shown that the natriuretic peptide class can act on multiple disease processes that play a role in negative outcomes associated with heart failure. Cenderitide’s treatment goal and target indication is to provide a novel and effective therapeutic option for the outpatient treatment of heart failure, thereby addressing a critical unmet need. Cenderitide is being developed as an outpatient therapy to be delivered continuously using a validated subcutaneous infusion pump for up to 90 days (the “post-acute” period) following an acute heart failure hospital admission, as well as for other potential indications. Cenderitide was designed by scientists at the Mayo Clinic to be the only dual natriuretic peptide receptor agonist. In October 2014, we entered into an Agreement for Investigator-Initiated Research Support with Insulet Corporation, or Insulet, pursuant to, which Insulet supported Capricor’s research by engaging in certain product development, project management and design control activities, in addition to supplying the OmniPod product being used for our current studies. In 2015, we completed a Phase II study in 14 patients with stable, chronic heart failure. Patients received up to eight consecutive days of Cenderitide through subcutaneous infusion using Insulet’s drug delivery system based on the OmniPod technology. This trial assessed the safety and tolerability, pharmacokinetic profiles and pharmacodynamic response to increasing dose levels of open-label Cenderitide administered in a stepwise fashion. The drug was tolerated and there were no significant adverse events. Capricor has initiated an additional study to further assess the safety and efficacy of this product candidate, which will include higher dose levels of Cenderitide in patients with stable heart failure with moderate renal impairment. This study will assess the safety and tolerability, pharmacokinetic profiles and pharmacodynamic response to increasing dose levels of Cenderitide. Following these studies, Capricor will determine whether to conduct additional clinical studies to further assess the safety and efficacy of this product candidate. Cenderitide in the post-acute period has been granted Fast-Track designation by the FDA.

•	Exosomes: Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins, RNAs and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. Exosomes act as transport vehicles out of cells for microRNA, other fragments of genetic material and proteins that act as messengers between cells, ultimately providing regulatory function for many cell processes, including inflammation, angiogenesis, programmed cell death (apoptosis) and scarring. Pre-clinical research has shown that exogenous exosomes can be used as therapeutic agents aimed to direct or, in some cases, re-direct cellular activity. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them a class of exciting and novel therapeutic agents. We are currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess and the indications in which they potentially may be investigated.

•	CAP-1001: CAP-1001 consists of autologous CDCs. This product was used in the Phase I CADUCEUS clinical trial, which was sponsored and conducted by CSMC in collaboration with JHU. In that study, 25 patients were enrolled, 17 of which received autologous CDCs. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in infarct (scar) size. At present, there is no plan for another clinical trial for CAP-1001. The data from CADUCEUS, using autologous CDCs, suggests that CDCs are effective in reducing scar within several months of a heart attack. The ALLSTAR trial is designed to validate the results of CADUCEUS using an allogeneic product while also looking for potential efficacy in patients between 90 days and one year post MI with a more chronic scar, a patient population that CADUCEUS was not designed to study.

•	CU-NP: CU-NP is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin, or URO. We are currently evaluating whether we will proceed with clinical development of this product.

•	CSps: CSps are multicellular clusters called cardiospheres, a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While Capricor considers the CSps an important asset, at present there is no plan to develop CSps as therapeutic agents.

We have no product sales to date and will not have the ability to generate any product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for many years, if ever. To date, most of our development expenses have related to our product candidates, CAP-1002 and Cenderitide. As we proceed with the clinical development of CAP-1002 and explore other potential indications for CAP-1002, and as we further develop Cenderitide, exosomes and other additional products, our expenses will further increase. To the extent that we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development activities will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital to date have been proceeds from private and public equity sales, grants received from the NIH, a payment from Janssen and a loan and grant award from CIRM.

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

Results of Operations for the fiscal years ended December 31, 2015 and 2014

General and Administrative Expenses. General and administrative, or G&A, expenses for the years ended December 31, 2015 and 2014 were approximately $4.4 million and $3.0 million, respectively. The increase of approximately $1.4 million in G&A expenses in the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily attributable to an increase of approximately $0.9 million related to stock-based compensation expense. Furthermore, there was an increase of approximately $0.3 million in compensation and recruiting costs related to increased headcount.

Research and Development Expenses. Research and development, or R&D, expenses for the years ended December 31, 2015 and 2014 were approximately $13.8 million and $7.8 million, respectively. The increase of approximately $6.0 million in R&D expenses in the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily due to clinical development activities of CAP-1002 (ALLSTAR, DYNAMIC and HOPE-Duchenne) as well as Cenderitide, including continued research and development efforts. These activities resulted in an increase of approximately $4.5 million in clinical costs primarily related to contract research organizations and manufacturing costs associated with CAP-1002 and Cenderitide, as well as patient costs and expenses for the operational team that supports our clinical trials. Additionally, for the year ended December 31, 2015, there was an increase of approximately $0.5 million in R&D expenses related to our Janssen chemistry, manufacturing and controls development and process development work as compared to the year ended December 31, 2014. Furthermore, during 2015, there was an increase in R&D expenses related to our product candidates, including exosomes, of approximately $0.2 million and an increase of approximately $0.6 million related to salary increases and stock-based compensation for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

CAP-1002 – Although the development of CAP-1002 is in its early stages, we believe that it has the potential to treat heart disease and its complications. We expect to spend approximately $10.0 million to $13.0 million during 2016 on the development and manufacturing of CAP-1002, which expenses are primarily related to our Phase II ALLSTAR trial, the DYNAMIC trial and the HOPE-Duchenne trial. The Phase I portion of the ALLSTAR trial was funded in large part through a grant received from the NIH. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014. Additionally, we have now completed statistical modelling of the design of ALLSTAR. This modelling incorporated the expanded dataset that has become available from our other clinical trials of CAP-1002. Based on these results, we have elected to decrease the enrollment goal of ALLSTAR to approximately 120 patients, a sample size that is expected to maintain sufficient statistical power to detect a reduction in infarct, or scar, size as measured by MRI at twelve months. We have amended our clinical protocol to reflect these changes, which such amendment has been approved by the Data Safety Monitoring Board and submitted to the FDA. Phase II is funded in large part through the support of a loan award from CIRM for approximately $19.8 million. The trial will measure several endpoints, including infarct size. Additional endpoints include left ventricular end-systolic and diastolic volume and ejection fraction at six and twelve months. In regards to the DYNAMIC trial, Capricor recently announced top-line six-month data from the DYNAMIC trial. DYNAMIC was funded in large part through a grant award from the NIH.

Except as may otherwise be agreed with respect to certain indications, if Janssen exercises its exclusive option under the Collaboration Agreement and Exclusive License Option between the Company and Janssen, or the Janssen Agreement, to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology, Janssen will thereafter be responsible for any additional trials and future development costs with respect to CAP-1002. Furthermore, as we proceed with the HOPE-Duchenne trial, which is designed to evaluate the treatment of cardiac dysfunction associated with DMD, we expect our expenses related to CAP-1002 to increase further. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of these planned studies and on Janssen’s decision with respect to the option.

Cenderitide – We acquired the rights to Cenderitide in 2006, and have incurred substantial losses surrounding the development of the product to date. Prior to the merger between Capricor and Nile, Nile had incurred approximately $19.9 million in expenses directly relating to the Cenderitide development program through September 30, 2013. In March 2015, we completed enrollment of the Phase II trial, which enrolled 14 patients with stable, chronic heart failure. Capricor initiated an additional small study in 2016 to further assess the safety and efficacy of this product candidate, which will include higher dose levels of Cenderitide. We expect to spend approximately $0.5 million to $1.0 million during 2016 in development expenses related to the Cenderitide clinical program. Following these studies, Capricor will determine whether to conduct additional clinical studies to further assess the safety and efficacy of this product candidate.

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

Exosomes – Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins, RNAs and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. We expect to spend approximately $1.0 million to $2.0 million during 2016 in pre-clinical expenses related to the exosomes program. Capricor is currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess.

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

Our expenditures on current and future clinical development programs, particularly our CAP-1002, Cenderitide and exosomes programs, are expected to be substantial and to increase in relation to our available capital resources. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our product candidates with a partner or independently. As a result, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Grant Income. Grant income for the years ended December 31, 2015 and 2014 was approximately $1.7 million and $0.6 million, respectively. The increase in grant income in 2015 as compared to 2014 is due to the fact that the DYNAMIC clinical trial commenced in the third quarter of 2014, with the first patient being treated in late 2014, and the remaining patients in the clinical trial being treated throughout 2015.

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the year ended December 31, 2015 and 2014 was approximately $3.8 million and $4.2 million, respectively. A ratable portion of the payment to Capricor under the Janssen Agreement was recognized in both the years ended December 31, 2015 and 2014 under the terms of the Janssen Agreement. The Company periodically reviews the estimated performance period of the Janssen Agreement based on the estimated progress of its project with Janssen.

Interest Expense. Interest expense for the years ended December 31, 2015 and 2014 was $248,626 and $200,505, respectively. The increase in interest expense in 2015 as compared to 2014 is due to accrued interest on the CIRM loan award.

Liquidity and Capital Resources for the fiscal years ended December 31, 2015 and 2014

The following table summarizes our liquidity and capital resources as of and for each of our last two fiscal years, and our net increase (decrease) in cash and cash equivalents as of and for each of our last two fiscal years, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	December 31, 2015	December 31, 2014
Cash and cash equivalents	$5,568	$8,035
Working capital	$7,461	$5,308
Stockholders’ equity (deficit)	$(1,032)	$(6,249)

	Years ended December 31,
Cash flow data	2015	2014
Cash provided by (used in):
Operating activities	$(10,817)	$959
Investing activities	(8,141)	141
Financing activities	16,492	5,206
Net increase (decrease) in cash and cash equivalents	$(2,466)	$6,305

Our total cash and cash equivalents, not including restricted cash, as of December 31, 2015 was approximately $5.6 million compared to approximately $8.0 million as of December 31, 2014. The decrease in cash and cash equivalents for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is due to an increase in operating expenses and an allocation of cash and cash equivalents to marketable securities. Total marketable securities, consisting primarily of United States treasuries, were approximately $8.0 million as of December 31, 2015, as compared to zero as of December 31, 2014. The increase in working capital and stockholders’ equity as of December 31, 2015 is primarily due to the approximately $17.0 million received as a result of the two private placements of our common stock completed during the first quarter of fiscal year 2015. As of December 31, 2015, we had approximately $17.1 million in total liabilities, of which approximately $4.6 million was recorded as deferred income under the Janssen Agreement, and approximately $7.5 million in net working capital. We incurred a net loss of approximately $12.9 million for the year ended December 31, 2015.

Cash used in operating activities was approximately $10.8 million for the year ended December 31, 2015 and cash provided by operating activities was approximately $1.0 million for the year ended December 31, 2014. The difference of approximately $11.8 million in cash from operating activities is primarily due to the approximately $12.5 million received from Janssen in early 2014. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio and engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial and increasing losses, which will generate negative net cash flows from operating activities.

We had cash flow used in investing activities of approximately $8.1 million for the year ended December 31, 2015 and cash flow provided by investing activities of approximately $0.1 million for the year ended December 31, 2014. The increase in cash used in investing activities for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash provided by financing activities of approximately $16.5 million and $5.2 million for the year ended December 31, 2015 and 2014, respectively. The increase in cash provided by financing activities for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily the result of the two private placements of our common stock completed during the first quarter of 2015.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. Because the Company is decreasing the number of patients to be enrolled in the ALLSTAR clinical trial, it is undetermined at this time how much of the remaining CIRM loan award will ultimately be disbursed under the CIRM Loan Agreement. The loss of funding under the CIRM Loan Agreement could cause delays under our ALLSTAR trial. Subject to sufficient funding, following completion of the Phase II trial there may be a Phase IIb and/or Phase III trial. If we continue with a Phase IIb and/or Phase III trial, we will need substantial additional capital in order to continue the development of CAP-1002. Pursuant to the Janssen Agreement, the chemistry, manufacturing and controls package will be developed by the joint efforts of Janssen and Capricor. Capricor will be required to reimburse Janssen for its costs of development up to an agreed-upon maximum amount. If Janssen exercises its option under the Janssen Agreement to enter into an exclusive license agreement with Capricor, Janssen will be responsible for any additional trials and future development costs with respect to CAP-1002, except for certain excluded indications.

Capricor’s Phase I/II HOPE-Duchenne trial for the use of CAP-1002 to treat Duchenne muscular dystrophy cardiomyopathy will be funded in part through a grant award for approximately $3.4 million, subject to the finalization of definitive documents with CIRM. In April 2015, the FDA granted orphan drug designation to CAP-1002 for the treatment of DMD. Orphan drug designation is granted by the FDA’s Office of Orphan Drug Products to drugs intended to treat a rare disease or condition affecting fewer than 200,000 people in the U.S. This designation confers special incentives to the drug developer, including tax credits on the clinical development costs and prescription drug user fee waivers and may allow for a seven year period of market exclusivity in the U.S. upon FDA approval.

We will need substantial additional capital in order to continue the development of Cenderitide. In March 2015, we completed enrollment of a Phase II clinical trial of Cenderitide and decided to conduct an additional small study to further assess the safety and efficacy of this product candidate, which will include higher dose levels of Cenderitide. The trial completed dosing of study participants in March 2016 and, depending on the outcome of these trials and the availability of resources, we will decide whether these trials will be followed by additional trials. In March 2011, the FDA granted fast track designation to Cenderitide in the post-acute period. According to the FDA’s website, fast track designation facilitates the development and expeditious review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

Our research and development expenses will also increase as we further develop our exosomes program and if we conduct additional studies with CAP-1002, such as a second part of the DYNAMIC study.

From inception through December 31, 2015, we financed our operations through private and public sales of our equity securities, NIH grants, a payment from Janssen and a CIRM loan award. In the first quarter of 2015, we completed two private placements, securing approximately $17.0 million in additional capital through the issuance of common equity. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

March 2016 Financing On March 14, 2016, we entered into a Subscription Agreement, or the Subscription Agreement, with certain investors, or the Investors, pursuant to which, on March 16, 2016, we issued and sold to the Investors an aggregate of approximately $4.1 million of our registered and unregistered securities. On March 16, 2016, in accordance with the Subscription Agreement, we issued and sold to the Investors, and the Investors purchased from us, an aggregate of 1,692,151 shares, or the Shares, of our common stock at a purchase price of $2.40 per Share, or the Public Offering. The Shares were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the Securities and Exchange Commission, or the SEC, on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the Public Offering was filed with the SEC on March 15, 2016.

Pursuant to the Subscription Agreement, we also issued and sold to the Investors, in a concurrent private placement, or the Private Placement and, together with the Public Offering, the Offerings, warrants to purchase up to an aggregate of 846,073 shares of our common stock, or the Warrants and, together with the Shares, the Securities. Each Warrant has an exercise price of $4.50 per share, will initially be exercisable on the date that is six months and one day from the date of issuance, and will expire on the date that is three years from the date of issuance.

We received net proceeds of approximately $3.9 million from the sale of the Securities in the Offerings, after deducting the placement agent fees and estimated offering expenses payable by us.

In connection with the Private Placement, we entered into a Registration Rights Agreement with the Investors on March 14, 2016, pursuant to which we agreed to (i) prepare and file with the SEC a registration statement to register for resale the shares of common stock issuable upon exercise of the Warrants within 90 calendar days following the closing of the Private Placement, and (ii) use our reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable.

SC&H Capital, or the Placement Agent, served as our placement agent for the Offerings. In consideration for services rendered as the Placement Agent in the Offerings, we paid to the Placement Agent upon the closings of the Offerings a cash fee equal to approximately $73,000, or 6.0% of the gross proceeds of the Shares sold to certain Investors identified by the Placement Agent. We also reimbursed the Placement Agent for its reasonable expenses actually and reasonably incurred in connection with its engagement, which such expenses did not exceed $5,000, and paid the reasonable legal fees of the Placement Agent’s counsel, which such expenses did not exceed $10,000.

Certain of our officers and directors purchased Securities pursuant to the Offerings. Each of our officers and directors who purchased Warrants in the Private Placement paid a purchase price of $0.125 per share of common stock issuable upon exercise of such Warrants upon the closing of the Private Placement.

February 2015 Financing. On February 3, 2015, we entered into a Share Purchase Agreement with certain accredited investors pursuant to which we agreed to issue and sell, in a private placement, or PIPE 2, to the PIPE 2 investors an aggregate of 1,658,822 shares of our common stock at a price per share of $4.25 for an aggregate purchase price of approximately $7,050,000.

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

January 2015 Financing. On January 9, 2015, we entered into a Share Purchase Agreement with select investors pursuant to which we agreed to issue and sell to the investors, in a private placement, or PIPE 1, an aggregate of 2,839,045 shares of our common stock at a price per share of $3.523 for an aggregate purchase price of approximately $10,000,000.

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

Financing Activities by Capricor, Inc.

CIRM Loan Agreement. On February 5, 2013, Capricor entered into a Loan Agreement with CIRM, or the CIRM Loan Agreement, pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of the ALLSTAR clinical trial. Because the Company is decreasing the number of patients to be enrolled in the ALLSTAR clinical trial, it is undetermined at this time how much of the remaining CIRM loan award will ultimately be disbursed under the CIRM Loan Agreement. The loss of funding under the CIRM Loan Agreement could cause delays under our ALLSTAR trial.

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

So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has sufficient funds available to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. Capricor did not issue stock, warrants or other equity to CIRM in connection with this award. Additionally, on September 30, 2015, we entered into a Joinder Agreement with Capricor, Inc. and CIRM, pursuant to which, among other things, we agreed to become a loan party under the CIRM Loan Agreement and to be jointly and severally responsible with Capricor for the performance of, and to be bound by the obligations and liabilities under, the CIRM Loan Agreement, subject to the rights and benefits afforded to a loan recipient thereunder. The balance of the loan with accrued interest is due in 2018, unless extended pursuant to the terms of the CIRM Loan Agreement.

In addition to the foregoing, the timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury, as determined by CIRM in its sole discretion.

CIRM Grant Award

On March 16, 2016, Capricor was informed by CIRM that its Application Review Subcommittee of the Independent Citizens’ Oversight Committee approved a grant award in the amount of approximately $3.4 million to fund in part Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-related cardiomyopathy. The terms of the award and the disbursement schedule have not yet been determined and the award is subject to the execution of definitive documents.

Grant Award

In August 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the grant, approximately $2,879,437 will be disbursed to us over a period of approximately three years, subject to annual and quarterly reporting requirements. In June 2014, Capricor received approval from the NIH to deploy this grant to fund the first part of the DYNAMIC trial. The first part of the DYNAMIC trial used CAP-1002 to treat patients with advanced heart failure. As of December 31, 2015, approximately $2.4 million had been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of December 31, 2015.

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

Warrant Liability

We previously accounted for warrants issued in connection with the financing we completed in April 2012 and the embedded derivative warrant liability contained in the 2013 Notes in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at December 31, 2015, and no such liability has been reflected on the consolidated balance sheet.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The adoption of this update is not expected to have a material effect on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, as well as the available transition methods.

In February 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements.” This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of 2016. This update will be applied on a retrospective basis, wherein the balance sheet of each period presented will be adjusted to reflect the effects of applying the new guidance.

In February 2016, the FASB issued 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of December 31, 2015, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $13.6 million. Additionally, as of December 31, 2015, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consist primarily of money market funds and bank money market, which included short term United States treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

ITEM 8.               Financial Statements and Supplementary Data

CAPRICOR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Capricor Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Capricor Therapeutics, Inc. and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Capricor Therapeutics, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capricor Therapeutics, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

March 28, 2016

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

ASSETS
	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$5,568,306	$8,034,765
Marketable securities	7,999,010	-
Restricted cash	-	2,977,024
Grant receivable	211,938	360,233
Prepaid expenses and other current assets	210,603	235,523

TOTAL CURRENT ASSETS	13,989,857	11,607,545

PROPERTY AND EQUIPMENT, net	318,566	229,455

OTHER ASSETS
Intangible assets, net of accumulated amortization of $98,679 and $49,930, respectively	191,003	239,752
In-process research and development, net of accumulated amortization of $0	1,500,000	1,500,000
Other assets	70,146	55,320

TOTAL ASSETS	$16,069,572	$13,632,072

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,530,500	$1,699,254
Accounts payable and accrued expenses, related party	352,334	433,712
Deferred revenue, current	3,645,834	4,166,667

TOTAL CURRENT LIABILITIES	6,528,668	6,299,633

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	911,458	4,166,666
Loan payable	9,155,857	9,155,857
Accrued interest	505,363	258,639

TOTAL LONG-TERM LIABILITIES	10,572,678	13,581,162

TOTAL LIABILITIES	17,101,346	19,880,795

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,254,985
and 11,707,051 shares issued and outstanding, respectively	16,255	11,707
Additional paid-in capital	34,115,052	16,054,697
Accumulated other comprehensive income	9,385	-
Accumulated deficit	(35,172,466)	(22,315,127)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,031,774)	(6,248,723)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,069,572	$13,632,072

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Years ended December 31,
	2015	2014

INCOME
Collaboration income	$3,776,041	$4,166,667
Grant income	1,741,607	620,033

TOTAL INCOME	5,517,648	4,786,700

OPERATING EXPENSES
Research and development	13,757,279	7,787,384
General and administrative	4,372,195	3,017,301

TOTAL OPERATING EXPENSES	18,129,474	10,804,685

LOSS FROM OPERATIONS	(12,611,826)	(6,017,985)

OTHER INCOME (EXPENSE)
Investment income	3,113	1,898
Interest expense	(248,626)	(200,505)

TOTAL OTHER INCOME (EXPENSE)	(245,513)	(198,607)

NET LOSS	(12,857,339)	(6,216,592)

OTHER COMPREHENSIVE GAIN
Net unrealized gain on marketable securities	9,385	980

COMPREHENSIVE LOSS	$(12,847,954)	$(6,215,612)

Net loss per share, basic and diluted	$(0.81)	$(0.53)

Weighted average number of shares,
basic and diluted	15,902,133	11,696,980

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2013 THROUGH DECEMBER 31, 2015

	COMMON STOCK		ADDITIONAL PAID-	OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2013	11,687,747	$11,687	$15,552,946	$(980)	$(16,098,535)	$(534,882)

Stock-based compensation	4,165	5	496,934	-	-	496,939

Unrealized gain on marketable securities	-	-	-	980	-	980

Stock awards, warrants and options exercised	15,139	15	4,817	-	-	4,832

Net loss	-	-	-	-	(6,216,592)	(6,216,592)

Balance at December 31, 2014	11,707,051	$11,707	$16,054,697	$-	$(22,315,127)	$(6,248,723)

Issuance of common stock, net of fees	4,497,867	4,498	16,441,720	-	-	16,446,218

Stock-based compensation	1,666	2	1,573,222	-	-	1,573,224

Unrealized gain on marketable securities	-	-	-	9,385	-	9,385

Stock awards, warrants and options exercised	48,401	48	45,413	-	-	45,461

Net loss	-	-	-	-	(12,857,339)	(12,857,339)

Balance at December 31, 2015	16,254,985	$16,255	$34,115,052	$9,385	$(35,172,466)	$(1,031,774)

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Years ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,857,339)	$(6,216,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	110,865	41,896
Stock-based compensation	1,573,224	496,939
Change in assets - (increase) decrease:
Restricted cash	2,977,024	(1,575,165)
Receivables	148,295	(360,233)
Prepaid expenses and other current assets	24,920	(12,573)
Other assets	(14,826)	(29,592)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	831,246	70,329
Accounts payable and accrued expenses, related party	(81,378)	9,715
Accrued interest	246,724	200,505
Deferred revenue	(3,776,041)	8,333,333

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,817,286)	958,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(17,989,625)	-
Proceeds from sales and maturities of marketable securities	10,000,000	327,474
Purchases of property and equipment	(129,697)	(162,687)
Payments for leasehold improvements	(21,530)	(23,744)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(8,140,852)	141,043

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	16,446,218	-
Proceeds from loan payable, net	-	5,200,791
Proceeds from stock awards, warrants and options	45,461	4,832

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,491,679	5,205,623

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,466,459)	6,305,228

Cash and cash equivalents balance at beginning of period	8,034,765	1,729,537

Cash and cash equivalents balance at end of period	$5,568,306	$8,034,765

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$2,685	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Cash, cash equivalents and marketable securities as of December 31, 2015 were approximately $13.6 million, compared to $8.0 million as of December 31, 2014. In January 2015, the Company entered into a Share Purchase Agreement with select investors, pursuant to which the Company issued an aggregate of 2,839,045 shares of its common stock at a price per share of $3.523 for an aggregate purchase price of approximately $10,000,000. In February 2015, the Company entered into a Share Purchase Agreement with select investors, pursuant to which the Company issued an aggregate of 1,658,822 shares of its common stock at a price per share of $4.25 for an aggregate purchase price of approximately $7,050,000. In March 2016, the Company entered into a Subscription Agreement with certain investors pursuant to which the Company issued an aggregate of 1,692,151 shares of common stock at a price per share of $2.40 for an aggregate purchase price of approximately $4.1 million. Pursuant to the Subscription Agreement, the Company also issued to the Investors warrants to purchase up to an aggregate of 846,073 shares of Common Stock. Each warrant has an exercise price of $4.50 per share, will initially be exercisable on the date that is six months and one day from the date of issuance, and will expire on the date that is three years from the date of issuance. Furthermore, in March 2016, Capricor was informed by CIRM that it was approved for a grant award in the amount of approximately $3.4 million to fund in part Capricor’s Phase I/II HOPE-Duchenne clinical trial. The terms of the award and the disbursement schedule have not been determined as of the date of filing of this Annual Report on Form 10-K and the award is subject to the execution of definitive documents. The Company’s principal uses of cash are for research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s cash requirements are expected to continue to increase as it advances its research, development and commercialization programs and the Company expects to seek additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and from government grants. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms or at all. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations and could include reducing expenses and curtailing operations. To the extent the Company issues additional equity securities, its existing stockholders could experience substantial dilution.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The most sensitive estimates relate to the period over which the collaboration revenue is recognized and the stock-based compensation. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was approximately $62,116 and $32,163 for the years ended December 31, 2015 and 2014, respectively.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment consisted of the following at December 31:

	2015	2014
Furniture and fixtures	$59,128	$38,850
Laboratory equipment	387,872	278,453
Leasehold improvements	45,274	23,744
	492,274	341,047
Less accumulated depreciation	(173,708)	(111,592)
Property and equipment, net	$318,566	$229,455

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Also, the Company recorded capitalized loan fees as a component of intangible assets on the consolidated balance sheet (see Note 2 – “Loan Payable”). Total amortization expense was approximately $48,749 and $10,733 for the years ended December 31, 2015 and 2014, respectively. A summary of future amortization expense as of December 31, 2015 is as follows:

Years ended	Amortization Expense
2016	$48,749
2017	48,749
2018	43,733
2019	43,277
2020	4,330
Thereafter	2,165

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

The Company reviews indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As of December 31, 2015, the Company deemed the assets to not be impaired and did not begin amortizing the in-process research and development.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with guidance issued by the FASB. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment was recorded for the years ended December 31, 2015 and 2014.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. In August 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the grant, disbursements are being made to Capricor over a period of approximately three years, in an aggregate amount of approximately $2.9 million, subject to annual and quarterly reporting requirements. As of December 31, 2015, approximately $2.4 million had been incurred under the terms of the award.

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

The Company uses guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company incurred no interest or penalties for the years ended December 31, 2015 and 2014. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the California Franchise Tax Board. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $13.8 million and $7.8 million for the years ended December 31, 2015 and 2014, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $12.8 million and $6.2 million for the years ended December 31, 2015 and 2014, respectively. The Company’s other comprehensive income is related to a net unrealized gain on marketable securities. For the years ended December 31, 2015 and 2014, the Company’s other comprehensive gain was $9,385 and $980, respectively.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the years ended December 31, 2015 and 2014, warrants and options to purchase 6,233,153 and 5,308,581 shares, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Level I	Level II	Level III	Total
Marketable securities	$7,999,010	$-	$-	$7,999,010

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

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company must classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using the Black-Scholes option-pricing model. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. Management has determined the value of the warrant liability to be insignificant at December 31, 2015, and no such liability has been reflected on the balance sheet.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The adoption of this update is not expected to have a material effect on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, as well as the available transition methods.

In February 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements.” This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of 2016. This update will be applied on a retrospective basis, wherein the balance sheet of each period presented will be adjusted to reflect the effects of applying the new guidance.

In February 2016, the FASB issued 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

2.	LOAN PAYABLE

On February 5, 2013, Capricor entered into a Loan Agreement with CIRM (the “CIRM Loan Agreement”), pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. Because the Company is decreasing the number of patients to be enrolled in the ALLSTAR clinical trial, it is undetermined at this time how much of the remaining CIRM loan award will ultimately be disbursed under the CIRM Loan Agreement.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Under the terms of the CIRM Loan Agreement, if Capricor is not in default, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has sufficient funds available to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. Capricor did not issue stock, warrants or other equity to CIRM in connection with this award. Additionally, on September 30, 2015, the Company entered into a Joinder Agreement with Capricor, Inc. and CIRM, pursuant to which, among other things, the Company agreed to become a loan party under the CIRM Loan Agreement and to be jointly and severally responsible with Capricor for the performance of, and to be bound by the obligations and liabilities under, the CIRM Loan Agreement, subject to the rights and benefits afforded to a loan recipient thereunder.

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

The due diligence costs are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of December 31, 2015, $30,000 of loan costs were capitalized with the balance of $11,402 to be amortized over approximately 2.1 years.

In 2013, Capricor received loan proceeds of $3,925,066, net of loan costs. The disbursements carried an initial interest rate of approximately 2.5% - 2.8% per annum.

In April 2014, Capricor received the third disbursement under the loan award of $4,679,947. This disbursement carries interest at the initial rate of approximately 2.6% per annum.

In July 2014, Capricor received the fourth disbursement under the loan award of $514,177, which includes previously deducted due diligence costs that were refunded. This disbursement carries interest at the initial rate of approximately 2.6% per annum. For the years ended December 31, 2015 and 2014, interest expense under the CIRM loan was $246,724 and $200,505, respectively. The principal balance outstanding under the CIRM loan was $9,155,857 at each of December 31, 2015 and December 31, 2014. The balance of the loan with accrued interest is due in 2018, unless extended pursuant to the terms of the CIRM Loan Agreement.

3.    STOCKHOLDER’S EQUITY

Private Placements

On January 9, 2015, the Company entered into a Share Purchase Agreement with select investors, pursuant to which the Company agreed to issue and sell to the investors, in a private placement (“PIPE 1”), an aggregate of 2,839,045 shares of its common stock at a price per share of $3.523 for an aggregate purchase price of approximately $10,000,000.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

3.    STOCKHOLDER’S EQUITY (Continued)

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

Outstanding Shares

At December 31, 2015, the Company had 16,254,985 shares of common stock issued and outstanding.

4.    STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the years ended December 31, 2015 and 2014:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2014	332,281	$17.20
Expired	(28,400)	94.00
Outstanding at December 31, 2014	303,881	$10.02
Exercised	(15,401)	2.27
Expired	(52,650)	47.00
Outstanding at December 31, 2015	235,830	$2.27

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2015:

At December 31, 2015
Grant Date	Warrants Outstanding	Weighted Average Exercise Price	Expiration Date
4/4/2012	187	$2.27	4/4/2017
11/20/2013	235,643	$2.27	11/20/2018
	235,830

Restricted Stock

In August 2014, the Company granted 10,000 shares of restricted stock to one of its consultants in consideration of services to be rendered. This restricted stock grant was to vest monthly over a period of one year. In February 2015, the Company terminated the agreement with the consultant effective March 2015 and therefore, no additional shares will be issued pursuant to the restricted stock grant. For the year ended December 31, 2015, the Company issued 1,666 shares of that restricted common stock grant, which were valued at approximately $8,588 in the aggregate. The fair value of the restricted stock was determined using the Company’s closing stock price on the vesting date.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The estimated weighted average fair value of the options granted during 2015 and 2014 were approximately $3.84 and $4.40 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Expected volatility	76% - 82%	112% - 117%
Expected term	5-7 years	7 years
Dividend yield	0%	0%
Risk-free interest rates	0.3% - 2.1%	2.2%

Employee and non-employee stock-based compensation expense for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014

General and administrative	$1,276,370	$345,682
Research and development	288,265	134,555
Total	$1,564,635	$480,237

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

4.    STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

Shares Outstanding
Range of Ex. Prices	Shares Outstanding	Weighted Average Term (yrs.)	Weighted Average Exercise Price
$0.16 - $0.19	100,627	2.80	$0.17
$0.30 - $0.37	4,360,116	6.36	0.36
$0.87	56,021	2.95	0.87
$3.58 - $5.78	1,443,948	9.25	5.15
$9.14 - $12.00	33,011	8.38	11.34
$18.50 - $28.50	3,600	0.28	28.08
	5,997,323	6.97	$1.59

Shares Exercisable
Range of Ex. Prices	Shares Exercisable	Weighted Average Term (yrs.)	Weighted Average Exercise Price
$0.16 - $0.19	100,627	2.80	$0.17
$0.30 - $0.37	3,999,627	6.28	0.36
$0.87	56,021	2.95	0.87
$3.58 - $5.78	346,586	9.04	5.32
$9.14 - $12.00	6,341	8.12	12.00
$18.50 - $28.50	3,600	0.28	28.08
	4,512,802	6.37	$0.78

As of December 31, 2015, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $4.2 million, which is expected to be recognized over approximately 3.0 years.

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

The following is a schedule summarizing employee and non-employee stock option activity for the years ended December 31, 2015 and 2014:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2014	4,888,519	$0.51
Granted	368,154	5.01
Exercised	(15,139)	0.32
Expired/Cancelled	(236,834)	2.39
Outstanding at December 31, 2014	5,004,700	$0.75	$15,014,100
Granted	1,311,137	5.31
Exercised	(33,000)	0.32
Expired/Cancelled	(285,514)	4.03
Outstanding at December 31, 2015	5,997,323	$1.59	$8,876,038
Exercisable at December 31, 2015	4,512,802	$0.78	$10,334,317

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

4.    STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was $131,708 and $82,058 for the years ended December 31, 2015 and 2014, respectively.

5.    CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of December 31, 2015, the Company maintained approximately $13.6 million of uninsured deposits.

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

Unless renewed, each of the leases described above will not be in effect for fiscal year 2018. A summary of future minimum rental payments required under operating leases as of December 31, 2015 is as follows:

Years ended	Operating Leases
2016	$364,866
2017	96,750
Total minimum lease payments	$461,616

Expenses incurred under operating leases to unrelated parties for the years ended December 31, 2015 and 2014 were approximately $255,942 and $203,430, respectively. Expenses incurred under operating leases to related parties for the years ended December 31, 2015 and 2014 were approximately $224,421 and $153,682, respectively.

Legal Contingencies

Periodically, the Company may become involved in certain legal actions and claims arising in the ordinary course of business. There were no material legal actions or claims reported at December 31, 2015.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

7.    LICENSE AGREEMENTS

Capricor’s Technology - CAP-1002, CAP-1001, CSps and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to cardiac-derived cells with Università Degli Studi Di Roma at la Sapienza (the “University of Rome”), The Johns Hopkins University (“JHU”) and CSMC. In addition, Capricor has filed patent applications related to enhancements or validation of the technology developed by its own scientists.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

7.    LICENSE AGREEMENTS (Continued)

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

7.    LICENSE AGREEMENTS (Continued)

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

Beginning May 1, 2012, pursuant to a sublease agreement, Capricor subleased part of its office space to Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, for $2,500 per month. On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Litvack, for $2,500 per month. The sublease is on a month-to-month basis. For both the years ended December 31, 2015 and 2014, Capricor recognized $30,000 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

Payables to Related Party

At December 31, 2015 and 2014, the Company had accounts payable and accrued expenses to related parties totaling $352,334 and $433,712, respectively. CSMC accounts for approximately $352,334 and $421,328 of the total accounts payable and accrued expenses to related parties as of December 31, 2015 and 2014, respectively. CSMC expenses relate to the ongoing clinical trials costs and deferred rent on our research lab space.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

9.    SUBSEQUENT EVENTS

March 2016 Financing

On March 14, 2016, the Company entered into a Subscription Agreement with certain investors pursuant to which, on March 16, 2016, the Company issued and sold to the investors an aggregate of approximately $4.1 million of registered and unregistered securities of the Company. On March 16, 2016, in accordance with the Subscription Agreement, the Company issued and sold to the investors, and the investors purchased from the Company, an aggregate of 1,692,151 shares of the Company’s common stock at a purchase price of $2.40 per share. The shares were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the Public Offering was filed with the SEC on March 15, 2016.

Pursuant to the Subscription Agreement, the Company also issued and sold to the investors, in a concurrent private placement, warrants to purchase up to an aggregate of 846,073 shares of the Company’s common stock. Each warrant has an exercise price of $4.50 per share, will initially be exercisable on the date that is six months and one day from the date of issuance, and will expire on the date that is three years from the date of issuance.

The Company received net proceeds of approximately $3.9 million from the sale of the securities in the offerings, after deducting the placement agent fees and estimated offering expenses payable by the Company.

In connection with the private placement of the warrants, the Company entered into a Registration Rights Agreement with the investors on March 14, 2016, pursuant to which the Company agreed to (i) prepare and file with the SEC a registration statement to register for resale the shares of common stock issuable upon exercise of the warrants within 90 calendar days following the closing of the private placement, and (ii) use its reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable.

Additional CIRM Disbursement

On March 11, 2016, Capricor received an additional disbursement from CIRM for $1.0 million pursuant to the achievement of an enrollment milestone in connection with the ALLSTAR project.

CIRM Grant Award

On March 16, 2016, Capricor was informed by CIRM that its Application Review Subcommittee of the Independent Citizens’ Oversight Committee approved a grant award in the amount of approximately $3.4 million to fund in part Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-related cardiomyopathy. The terms of the award and the disbursement schedule have not yet been determined and the award is subject to the execution of definitive documents.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in Internal Control-Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

59

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance”, “Information Regarding Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, or our 2016 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth in the section entitled “2015 Executive Compensation” and “Compensation of Directors” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the sections entitled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the section entitled “Principal Accountant Fees and Services” in our 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements required by this item are included in a separate section of this Annual Report on Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto listed in (a)(1) above.

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.2	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (included as part of Exhibit 4.4 thereof), filed with the Commission on June 21, 2013).

4.3	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.5	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

10.2	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.3	First Amendment to the Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

10.4	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated August 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012). †

10.5	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated November 2, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission November 5, 2012). †

10.6	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated March 21, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013). †

10.7	Employment Agreement by and between Capricor, Inc. and Linda Marbán, dated September 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.8	Employment Agreement between Capricor, Inc. and Anthony Davies, dated February 18, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.9	Consulting Agreement between Capricor, Inc. and Frank Litvack, dated March 24, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.10	Separation Agreement and Release between the Company and Darlene Horton, M.D., dated November 20, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.12	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.14	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.15	Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.16	Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.17	Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.18	First Amendment to Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.19	First Amendment to Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.20	First Amendment to Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.21	Form of Incentive Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.22	Form of Non-Qualified Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.23	Form of Stock Option Agreement for the Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.24	Form of Stock Option Agreement for the Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.25	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 13, 2009).

10.26	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

10.27	Form of Security Agreement, by and among the Company and Various Accredited Investors, dated March 15, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.28	Placement Agent Agreement dated March 30, 2012, between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.29	Form of Subscription Agreement, entered into on March 30, 2012, between the Company and Various Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.30	Clinical Trial Funding Agreement, dated February 25, 2011, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2011). +

10.31	Exclusive License Agreement, dated June 21, 2006, between Capricor, Inc. and the Universita Degli Studi Di Roma “La Sapienza” (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.32	Exclusive License Agreement, dated June 22, 2006, between Capricor, Inc. and the Johns Hopkins University(incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.33	First Amendment to the Exclusive License Agreement, dated May 13, 2009, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.34	Second Amendment to the Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.35	Amended and Restated License Agreement, dated November 14, 2013, between the Company and Mayo Foundation for Medical Education and Research (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.36	Amended and Restated Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.37	Collaboration Agreement and License Option, dated December 27, 2013, between Capricor, Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.38	Loan Agreement, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.39	Notice of Loan Award, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.40	Facilities Lease, dated January 1, 2008, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.41	Lease Agreement, dated March 29, 2012, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015).

10.42	First Amendment to the Lease Agreement, dated June 13, 2013, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.43	Sublease Agreement, dated May 1, 2012, between Capricor, Inc. and Frank Litvack (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.44	Sublease Agreement, dated April 1, 2013, between Capricor, Inc. and Reprise Technologies, LLC(incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.45	Exclusive License Agreement, dated May 5, 2014 between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on May 23, 2014). +

10.46	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2014).

10.47	Transfer Agreement, dated October 8, 2014, by and between Capricor Therapeutics, Inc. and Medtronic, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). +

10.48	Share Purchase Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.49	Registration Rights Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.50	Share Purchase Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.51	Registration Rights Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.52	Amendment dated February 2, 2015 to Share Purchase Agreement dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the purchaser signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.53	Employment Agreement by and between Capricor, Inc. and Andrew Hamer, dated November 11, 2013 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).†

10.54	First Amendment to Exclusive License Agreement, dated as of February 27, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). +

10.55	Second Amendment to Lease Agreement, dated March 3, 2015, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).

10.56	Second Amendment to Exclusive License Agreement, dated as of June 10, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.57	Joinder Agreement, dated as of September 30, 2015, by and among the Company, Capricor, Inc. and the California Institute For Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015).

10.58	Employment Agreement, dated as of August 3, 2015, by and between Capricor, Inc. and Deborah Ascheim, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015). †

10.59	Employment Agreement, dated as of February 22, 2016, by and between Capricor, Inc. and Leland Gershell. *†

10.60	Registration Rights Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.61	Subscription Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

21.1	List of Subsidiaries.*

23.1	Consent of Rose Snyder & Jacobs, LLP.*

24.1	Power of Attorney (included on signature page hereof).*

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2013 through December 31, 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.*

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

+ The Company has received confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

CAPRICOR THERAPEUTICS, INC.

By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capricor Therapeutics, Inc., hereby severally constitute Linda Marbán, Ph.D. and Leland Gershell, M.D., Ph.D. and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capricor Therapeutics, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to any and all amendments hereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda Marbán, Ph.D.	Chief Executive Officer and Director	March 30, 2016
Linda Marbán, Ph.D.	(Principal Executive Officer)

/s/ Leland Gershell, M.D., Ph.D.	Chief Financial Officer	March 30, 2016
Leland Gershell, M.D., Ph.D.	(Principal Financial Officer)

/s/ Anthony J. Bergmann	Vice President of Finance	March 30, 2016
Anthony J. Bergmann	(Principal Accounting Officer)

/s/ Frank Litvack, M.D.	Executive Chairman	March 30, 2016
Frank Litvack, M.D.

/s/ Joshua A. Kazam	Director	March 30, 2016
Joshua A. Kazam

/s/ Earl M. Collier	Director	March 30, 2016
Earl M. Collier

/s/ Louis V. Manzo	Director	March 30, 2016
Louis V. Manzo

/s/ Louis J. Grasmick	Director	March 30, 2016
Louis J. Grasmick

/s/ Gregory W. Schafer	Director	March 30, 2016
Gregory W. Schafer

/s/ George W. Dunbar	Director	March 30, 2016
George W. Dunbar

/s/ David B. Musket	Director	March 30, 2016
David B. Musket

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Warrant Agreement, dated April 21, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.2	Form of Unit Warrant issued to Investors in April 2010 Public Offering (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (included as part of Exhibit 4.4 thereof), filed with the Commission on June 21, 2013).

4.3	Form of Representative’s Warrant issued to Maxim Group, LLC in connection with April 2010 Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010).

4.4	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.5	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

10.2	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.3	First Amendment to the Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

10.4	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated August 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012). †

10.5	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated November 2, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission November 5, 2012). †

10.6	Letter Agreement between Nile Therapeutics, Inc. and Darlene Horton, M.D., dated March 21, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013). †

10.7	Employment Agreement by and between Capricor, Inc. and Linda Marbán, dated September 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.8	Employment Agreement between Capricor, Inc. and Anthony Davies, dated February 18, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.9	Consulting Agreement between Capricor, Inc. and Frank Litvack, dated March 24, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.10	Separation Agreement and Release between the Company and Darlene Horton, M.D., dated November 20, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.12	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.14	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2007). †

10.15	Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.16	Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.17	Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.18	First Amendment to Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.19	First Amendment to Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.20	First Amendment to Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.21	Form of Incentive Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.22	Form of Non-Qualified Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.23	Form of Stock Option Agreement for the Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.24	Form of Stock Option Agreement for the Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.25	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 13, 2009).

10.26	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

10.27	Form of Security Agreement, by and among the Company and Various Accredited Investors, dated March 15, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.28	Placement Agent Agreement dated March 30, 2012, between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.29	Form of Subscription Agreement, entered into on March 30, 2012, between the Company and Various Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.30	Clinical Trial Funding Agreement, dated February 25, 2011, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2011). +

10.31	Exclusive License Agreement, dated June 21, 2006, between Capricor, Inc. and the Universita Degli Studi Di Roma “La Sapienza” (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.32	Exclusive License Agreement, dated June 22, 2006, between Capricor, Inc. and the Johns Hopkins University(incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.33	First Amendment to the Exclusive License Agreement, dated May 13, 2009, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.34	Second Amendment to the Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.35	Amended and Restated License Agreement, dated November 14, 2013, between the Company and Mayo Foundation for Medical Education and Research (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.36	Amended and Restated Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.37	Collaboration Agreement and License Option, dated December 27, 2013, between Capricor, Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.38	Loan Agreement, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.39	Notice of Loan Award, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.40	Facilities Lease, dated January 1, 2008, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.41	Lease Agreement, dated March 29, 2012, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.42	First Amendment to the Lease Agreement, dated June 13, 2013, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.43	Sublease Agreement, dated May 1, 2012, between Capricor, Inc. and Frank Litvack (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.44	Sublease Agreement, dated April 1, 2013, between Capricor, Inc. and Reprise Technologies, LLC(incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.45	Exclusive License Agreement, dated May 5, 2014 between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on May 23, 2014). +

10.46	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2014).

10.47	Transfer Agreement, dated October 8, 2014, by and between Capricor Therapeutics, Inc. and Medtronic, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). +

10.48	Share Purchase Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.49	Registration Rights Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.50	Share Purchase Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.51	Registration Rights Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.52	Amendment dated February 2, 2015 to Share Purchase Agreement dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the purchaser signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.53	Employment Agreement by and between Capricor, Inc. and Andrew Hamer, dated November 11, 2013 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).†

10.54	First Amendment to Exclusive License Agreement, dated as of February 27, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). +

10.55	Second Amendment to Lease Agreement, dated March 3, 2015, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).

10.56	Second Amendment to Exclusive License Agreement, dated as of June 10, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.57	Joinder Agreement, dated as of September 30, 2015, by and among the Company, Capricor, Inc. and the California Institute For Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015).

10.58	Employment Agreement, dated as of August 3, 2015, by and between Capricor, Inc. and Deborah Ascheim, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015). †

10.59	Employment Agreement, dated as of February 22, 2016, by and between Capricor, Inc. and Leland Gershell. *†

10.60	Registration Rights Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.61	Subscription Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

21.1	List of Subsidiaries.*

23.1	Consent of Rose Snyder & Jacobs, LLP.*

24.1	Power of Attorney (included on signature page hereof).*

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2013 through December 31, 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.*

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

+ The Company has received confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

