Form 10-Q
period 2016-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2016-05-13
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 12, 2016, there were 17,952,323 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2016 (unaudited)	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$11,766,454	$5,568,306
Marketable securities	2,498,425	7,999,010
Grant receivable	303,631	211,938
Prepaid expenses and other current assets	321,421	210,603

TOTAL CURRENT ASSETS	14,889,931	13,989,857

PROPERTY AND EQUIPMENT, net	344,957	318,566

OTHER ASSETS
Intangible assets, net of accumulated amortization of $110,866 and $98,679, respectively	178,816	191,003
In-process research and development, net of accumulated amortization of $0	1,500,000	1,500,000
Other assets	71,146	70,146

TOTAL ASSETS	$16,984,850	$16,069,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,224,044	$2,530,500
Accounts payable and accrued expenses, related party	470,869	352,334
Deferred revenue, current	3,645,833	3,645,834

TOTAL CURRENT LIABILITIES	7,340,746	6,528,668

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	-	911,458
Loan payable	10,155,857	9,155,857
Accrued interest	571,152	505,363

TOTAL LONG-TERM LIABILITIES	10,727,009	10,572,678

TOTAL LIABILITIES	18,067,755	17,101,346

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,952,323
and 16,254,985 shares issued and outstanding, respectively	17,952	16,255
Additional paid-in capital	38,334,722	34,115,052
Accumulated other comprehensive income	3,228	9,385
Accumulated deficit	(39,438,807)	(35,172,466)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,082,905)	(1,031,774)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,984,850	$16,069,572

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2016	2015

INCOME
Collaboration income	$911,458	$1,041,667
Grant income	303,631	746,235

TOTAL INCOME	1,215,089	1,787,902

OPERATING EXPENSES
Research and development	4,341,119	3,807,087
General and administrative	1,084,696	1,395,540

TOTAL OPERATING EXPENSES	5,425,815	5,202,627

LOSS FROM OPERATIONS	(4,210,726)	(3,414,725)

OTHER INCOME (EXPENSE)
Investment income	10,510	275
Interest expense	(66,125)	(61,681)

TOTAL OTHER INCOME (EXPENSE)	(55,615)	(61,406)

NET LOSS	(4,266,341)	(3,476,131)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized loss on marketable securities	(6,157)	(3,940)

COMPREHENSIVE LOSS	$(4,272,498)	$(3,480,071)

Net loss per share, basic and diluted	$(0.26)	$(0.23)

Weighted average number of shares,
basic and diluted	16,537,502	14,869,746

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2015	16,254,985	$16,255	$34,115,052	$9,385	$(35,172,466)	$(1,031,774)

Issuance of common stock, net of fees	1,692,151	1,692	3,928,103	-	-	3,929,795

Stock-based compensation	-	-	290,586	-	-	290,586

Unrealized loss on marketable securities	-	-	-	(6,157)	-	(6,157)

Stock options exercised	5,187	5	981	-	-	986

Net loss	-	-	-	-	(4,266,341)	(4,266,341)

Balance at March 31, 2016	17,952,323	$17,952	$38,334,722	$3,228	$(39,438,807)	$(1,082,905)

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,266,341)	$(3,476,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,604	24,802
Stock-based compensation	290,586	572,121
Change in assets - (increase) decrease:
Restricted cash	-	929,094
Receivables	(91,693)	(386,002)
Prepaid expenses and other current assets	(110,818)	32,539
Other assets	(1,000)	(14,135)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	693,544	1,046,681
Accounts payable and accrued expenses, related party	118,535	198,987
Accrued interest	65,789	61,707
Deferred revenue	(911,459)	(1,041,667)

NET CASH USED IN OPERATING ACTIVITIES	(4,181,253)	(2,052,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,505,572)	(15,487,830)
Proceeds from sales and maturities of marketable securities	8,000,000	-
Purchases of property and equipment	(45,808)	(27,455)
Payments for leasehold improvements	-	(9,473)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,448,620	(15,524,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	3,929,795	16,446,218
Proceeds from loan payable	1,000,000	-
Proceeds from stock awards, warrants, and options	986	34,999

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,930,781	16,481,217

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,198,148	(1,095,545)

Cash and cash equivalents balance at beginning of period	5,568,306	8,034,765

Cash and cash equivalents balance at end of period	$11,766,454	$6,939,220

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2016, from which the December 31, 2015 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash, cash equivalents and marketable securities as of March 31, 2016 were approximately $14.3 million, compared to $13.6 million as of December 31, 2015. In March 2016, the Company entered into a Subscription Agreement with certain investors pursuant to which the Company issued an aggregate of 1,692,151 shares of its common stock at a price per share of $2.40 for an aggregate purchase price of approximately $4.1 million. Pursuant to the Subscription Agreement, the Company also issued to the investors warrants to purchase up to an aggregate of 846,073 shares of its common stock. Each warrant has an exercise price of $4.50 per share, will initially be exercisable on September 17, 2016, and will expire on March 16, 2019.

Furthermore, in March 2016, Capricor was informed by CIRM that it was approved for a grant award in the amount of approximately $3.4 million to fund in part Capricor’s Phase I/II HOPE-Duchenne clinical trial. Pursuant to terms of the award, the disbursements will be tied to the achievement of specified milestones. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which the Company is required to spend a minimum of approximately $2.3 million toward its HOPE-Duchenne clinical trial. The terms of the award are subject to the execution of definitive documents which have not been completed as of the date of filing of this Quarterly Report on Form 10-Q. The Company’s principal uses of cash are for research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s future expenditures and capital requirements may be substantial and will depend on many factors, including, but not limited to, the following:

•	the timing and costs associated with the manufacturing of its product candidates;
•	the timing and costs associated with commercialization of its product candidates;
•	the timing and costs associated with its clinical trials and preclinical studies;
•	the number and scope of its research programs; and
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

The Company’s cash requirements are expected to continue to increase as it advances its research, development and commercialization programs and the Company expects to seek additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and from government grants. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms or at all. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations and the Company could be required to reduce expenses and curtail operations. To the extent the Company issues additional equity securities, its existing stockholders could experience substantial dilution.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The most sensitive estimates relate to the period over which collaboration revenue is recognized and the assumptions used to estimate stock-based compensation expense. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash represented funds received under Capricor’s Loan Agreement with CIRM (see Note 2 – “Loan Payable”), which are to be allocated to the ALLSTAR clinical trial research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the ALLSTAR clinical trial. As of March 31, 2016 and December 31, 2015, the Company had a restricted cash balance of zero.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was approximately $19,417 and $12,615 for the three months ended March 31, 2016 and 2015, respectively.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Furniture and fixtures	$59,128	$59,128
Laboratory equipment	433,680	387,872
Leasehold improvements	45,274	45,274
	538,082	492,274
Less accumulated depreciation	(193,125)	(173,708)
Property and equipment, net	$344,957	$318,566

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Also, the Company recorded capitalized loan fees as a component of intangible assets on the consolidated balance sheet (see Note 2 – “Loan Payable”). Total amortization expense was approximately $12,187 for each of the three month periods ended March 31, 2016 and 2015. A summary of future amortization expense as of March 31, 2016 is as follows:

Years ended	Amortization Expense
2016 (9 months)	$36,562
2017	48,749
2018	43,733
2019	43,277
2020	4,330
Thereafter	2,165

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

The Company reviews intangible assets at least annually for possible impairment. Intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As of March 31, 2016, the Company deemed the assets to not be impaired and did not begin amortizing the in-process research and development.

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. In August 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the grant, disbursements are being made to Capricor over a period of approximately three years, in an aggregate amount of approximately $2.9 million, subject to annual and quarterly reporting requirements. As of March 31, 2016, approximately $2.7 million had been incurred under the terms of the award.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income from Collaboration Agreement

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

The Company determined that the deliverables under its Collaboration Agreement with Janssen (see Note 7 – “License Agreements”) did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, the Company recognizes revenue from non-refundable, upfront fees ratably over the term of its performance under the agreement with Janssen. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the condensed consolidated balance sheets of the Company and amortized over the estimated period of performance. The Company periodically reviews the estimated performance period of its contract based on the estimated progress of its project.

Loan Payable

The Company accounts for the funds advanced under its Loan Agreement with CIRM (see Note 2 – “Loan Payable”) as a loan payable as the eventual repayment of the loan proceeds or forgiveness of the loan is contingent upon certain future milestones being met and other conditions. As the likelihood of whether or not the Company will ever achieve these milestones or satisfy these conditions cannot be reasonably predicted at the time of the filing of this Quarterly Report on Form 10-Q, the Company records these amounts as a loan payable.

Rent

Rent expense for the Company’s leases, which generally have escalating rental amounts over the term of the lease, is recorded on a straight-line basis over the lease term. The difference between the rent expense and rent paid has been recorded as deferred rent in the accounts payable and accrued expenses, related party in the consolidated balance sheet. Rent is amortized on a straight-line basis over the term of the applicable lease, without consideration of renewal options.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $4.3 million and $3.8 million for the three months ended March 31, 2016 and 2015, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $4.3 million and $3.5 million for the three months ended March 31, 2016 and 2015, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2016 and 2015, the Company’s other comprehensive loss was $6,157 and $3,940, respectively.

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

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations.

The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected stock option exercise behavior. The Company calculates an average of historical volatility of similar companies as a basis for its expected volatility. Expected term is computed using the simplified method provided within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options.

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

For the three months ended March 31, 2016 and 2015, warrants and options to purchase 7,204,078 and 6,098,330 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at March 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Level I	Level II	Level III	Total
Marketable securities	$2,498,425	$-	$-	$2,498,425

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

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company must classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using the Black-Scholes option-pricing model. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. Management has determined the value of the warrant liability to be insignificant at March 31, 2016, and no such liability has been reflected on the balance sheet.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The adoption of this update is not expected to have a material effect on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company adopted this standard effective December 31, 2015.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements (“ASU 2015-15”). ASU 2015-15 clarified guidance in ASU 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which required the Company to adopt these provisions in the first quarter of 2016. This update was applied on a retrospective basis, wherein the balance sheet of each period presented was adjusted to reflect the effects of applying the new guidance.

In February 2016, the FASB issued 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company beginning December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the FASB’s and International Accounting Standards Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission, did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statement presentation or disclosures. For a more detailed listing of the Company’s significant accounting policies, see Note 1 – “Organization and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016.

2.	LOAN PAYABLE

On February 5, 2013, Capricor entered into a Loan Agreement with CIRM (the “CIRM Loan Agreement”), pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, the Company and CIRM entered into an amendment to the CIRM Loan Agreement (the “CIRM Loan Amendment”) pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because the Company is decreasing the number of patients to be enrolled in the ALLSTAR clinical trial, it is likely that the Company will not need to take down the full amount available for disbursement under the CIRM Loan Agreement. We believe that the amount that will ultimately be disbursed will be between approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

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

The due diligence costs are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of March 31, 2016, $30,000 of loan costs were capitalized with the balance of $10,034 to be amortized over approximately 1.9 years.

In 2013, Capricor received loan proceeds of $3,925,066, net of loan costs. The disbursements carried an initial interest rate of approximately 2.5% - 2.8% per annum.

In 2014, Capricor received loan proceeds of $5,194,124, which includes previously deducted due diligence costs that were refunded. The disbursements carried an initial interest rate of approximately 2.6% per annum.

In March 2016, Capricor received an additional disbursement pursuant to the terms of loan award of $1,000,000. This disbursement carries interest at the initial rate of approximately 3.2% per annum. For the three months ended March 31, 2016 and 2015, interest expense under the CIRM loan was $65,789 and $61,681, respectively. The principal balance outstanding under the CIRM loan was $10,155,857 and $9,155,857 as of March 31, 2016 and December 31, 2015, respectively. The balance of the loan with accrued interest is due in 2018, unless extended pursuant to the terms of the CIRM Loan Agreement.

3.	STOCKHOLDERS’ EQUITY

Registered Direct Offering

On March 16, 2016, the Company issued and sold to certain investors an aggregate of 1,692,151 shares of the Company’s common stock at a purchase price of $2.40 per share for an aggregate purchase price of approximately $4,060,000. This offering included participation from the Company’s officers and directors. Fees paid in conjunction with the registered direct offering which included placement agent fees and estimated offering expenses amounted to approximately $144,629 in the aggregate and were recorded as a reduction to additional paid-in capital, for net proceeds of approximately $3.9 million.

In connection with the sale of shares of the Company’s common stock, on March 16, 2016, the Company also issued and sold to the investors, in a concurrent private placement, warrants to purchase up to an aggregate of 846,073 shares of the Company’s common stock. Each warrant has an exercise price of $4.50 per share, will initially be exercisable on September 17, 2016, and will expire on March 16, 2019.

Outstanding Shares

At March 31, 2016, the Company had 17,952,323 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the period ended March 31, 2016:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2016	235,830	$2.27
Granted	846,073	4.50
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2016	1,081,903	$4.01

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (continued)

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2016:

At March 31, 2016
Grant Date	Warrants Outstanding	Exercise Price	Expiration Date
4/4/2012	187	$2.27	4/4/2017
11/20/2013	235,643	$2.27	11/20/2018
3/16/2016	846,073	$4.50	3/16/2019
	1,081,903

The March 2016 warrants will initially become exercisable on September 17, 2016.

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

The estimated weighted average fair values of the options granted during the three months ended March 31, 2016 and 2015 were approximately $1.59 and $4.23 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Expected volatility	79%	82%
Expected term	7 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	1.5% - 1.7%	0.3% - 1.9%

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (continued)

Employee and non-employee stock-based compensation expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three months ended March 31,
	2016	2015

General and administrative	$219,324	$528,524
Research and development	71,262	43,597
Total	$290,586	$572,121

As of March 31, 2016, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $3.9 million, which is expected to be recognized over approximately 2.6 years.

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

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2016	5,997,323	$1.59	$8,876,038
Granted	197,500	2.20
Exercised	(5,187)	0.19
Expired/Cancelled	(67,461)	7.36
Outstanding at March 31, 2016	6,122,175	$1.55	$6,060,953
Exercisable at March 31, 2016	4,620,714	$0.83	$7,901,421

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was approximately $12,086 for the three months ended March 31, 2016.

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of March 31, 2016, the Company maintained approximately $14.3 million of uninsured deposits.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

6.	COMMITMENTS AND CONTINGENCIES

CIRM Grant Award

On March 16, 2016, Capricor was informed by CIRM that its Application Review Subcommittee of the Independent Citizens’ Oversight Committee approved a grant award in the amount of approximately $3.4 million to fund in part Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy (the “CIRM Award”). Pursuant to terms of the award, the disbursements will be tied to the achievement of specified milestones. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which the Company is required to spend a minimum of approximately $2.3 million toward its HOPE-Duchenne clinical trial. The terms of the award are subject to the execution of definitive documents which have not been completed as of the date of filing of this Quarterly Report on Form 10-Q. Additionally, if the Company fails to satisfy its co-funding requirement, the amount of the CIRM Award may be proportionately reduced.

Leases

Capricor leases space for its corporate offices pursuant to a lease that was originally effective for a two year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The monthly lease payment was $16,620 per month for the first twelve months of the term and increased to $17,285 per month for the second twelve months of the term. On March 3, 2015, Capricor executed a Second Amendment to Lease with The Bubble Real Estate Company, LLC, pursuant to which (i) additional space was added to the Company’s corporate office lease and (ii) the Company exercised its option to extend the lease term through June 30, 2016. Under the terms of the Second Amendment, commencing February 2, 2015, the base rent was $17,957 for one month, and, commencing March 2, 2015, the base rent increased to $21,420 per month for four months. Commencing July 1, 2015, the base rent increased to $22,111 per month for the remainder of the lease term. At the time of filing of this Quarterly Report on Form 10-Q, the Company is negotiating an extension of its current lease.

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

Unless renewed, each of the leases described above will not be in effect for fiscal year 2018. A summary of future minimum rental payments required under operating leases as of March 31, 2016 is as follows:

Years ended	Operating Leases
2016	$240,483
2017	96,750
Total minimum lease payments	$337,233

Expense incurred under operating leases to unrelated parties was approximately $65,088 and $60,677 for the three months ended March 31, 2016 and 2015, respectively. Expense incurred under operating leases to related parties was approximately $56,105 for each of the three month periods ended March 31, 2016 and 2015.

Legal Contingencies

Periodically, the Company may become involved in certain legal actions and claims arising in the ordinary course of business. There were no material legal actions or claims reported at March 31, 2016.

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

Collaboration Agreement with Janssen Biotech, Inc.

On December 27, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option (the “Janssen Agreement”) with Janssen, a wholly-owned subsidiary of Johnson & Johnson. Under the terms of the Janssen Agreement, Capricor and Janssen agreed to collaborate on the development of Capricor’s cell therapy program for cardiovascular applications, including its lead product candidate, CAP-1002. Capricor and Janssen further agreed to collaborate on the development of cell manufacturing in preparation for future clinical trials. Under the Janssen Agreement, Capricor was paid $12.5 million, and Capricor will contribute to the development of a chemistry, manufacturing and controls (“CMC”) package. In addition, Janssen has the exclusive right to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology, except as may otherwise be agreed with respect to certain indications as may be determined. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from Phase II of Capricor’s ALLSTAR clinical trial for CAP-1002. If Janssen exercises its option rights, Capricor would receive an upfront license fee and additional milestone payments, which may total up to $325.0 million. In addition, a royalty ranging from a low double-digit percentage to a lower-end of a mid-range double-digit percentage would be paid on sales of licensed products.

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

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three month periods ended March 31, 2016 and 2015, Capricor recognized $7,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

Payables to Related Party

At March 31, 2016 and December 31, 2015, the Company had accounts payable and accrued expenses to related parties totaling $470,869 and $352,334, respectively. CSMC accounts for all of the accounts payable and accrued expenses to related parties as of each of March 31, 2016 and December 31, 2015.

9.	SUBSEQUENT EVENTS

CIRM Loan Amendment

The Company and CIRM entered into an amendment to the CIRM Loan Agreement (see Note 2 – “Loan Payable”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Capricor, our wholly-owned subsidiary, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D., and his collaborators. First located in Baltimore, Maryland, adjacent to The Johns Hopkins University, or JHU, where Dr. Marbán was chief of cardiology, Capricor moved to Los Angeles, California in 2007 when Dr. Marbán became Director of the Heart Institute at Cedars-Sinai Medical Center, or CSMC. Capricor’s laboratories are located in space that Capricor leases from CSMC. Capricor manufactures its CAP-1002 and exosomes product candidates in manufacturing facilities provided by CSMC.

Drug Candidates

We currently have six drug candidates in various stages of development:

•	CAP-1002: Our lead product candidate consists of allogeneic cardiosphere-derived cells, or CDCs. We are currently conducting two clinical trials of CAP-1002: the Phase II portion of the Phase I/II ALLSTAR trial in patients who have had a myocardial infarction (MI, also known as a heart attack), and the Phase I/II HOPE-Duchenne trial in patients with Duchenne muscular dystrophy (DMD)-associated cardiomyopathy.

The Phase I portion of the ALLSTAR trial was an open-label dose-escalation study that was conducted to evaluate the safety of allogeneic CDCs in patients. The primary safety endpoints focused on the potential adverse effects of CAP-1002 delivery, including potential immunologic consequences of infusing cells derived from an unrelated donor. Enrollment into Phase I was completed in October 2013 with 14 patients. At one and 12 months following the CAP-1002 infusion, event rates observed for each of the four pre-specified safety endpoints (acute myocarditis possibly attributable to CAP-1002; death due to ventricular tachycardia or ventricular fibrillation; sudden death; and major adverse cardiac events) were 0%.

Preliminary 12-month magnetic resonance imaging (MRI) data collected revealed that those patients who would be eligible for randomization into the Phase II clinical study by virtue of dose and tissue type compatibility exhibited a reduction in infarct, or scar, size of 20.7% from baseline. These data also indicated a 5.2% improvement in ejection fraction, a global measure of the heart's pumping ability, from baseline. Measurements of viable mass and regional function also showed quantifiable improvements. This Phase I study was funded in large part by a grant received from the National Institutes of Health, or NIH.

In December 2013, we received notification from the National Heart Lung and Blood Institute, or the NHLBI, Gene and Cell Therapy Data Safety Monitoring Board that the 14-patient Phase I portion had met its safety endpoints and received clearance to begin the Phase II portion of ALLSTAR.

We began enrollment of the ongoing Phase II ALLSTAR study in the first quarter of 2014. This randomized, double-blind, placebo-controlled trial is designed to determine if treatment with CAP-1002 can reduce scar size in patients who have suffered an MI. At the time of recruitment, patients are stratified into one of two cohorts according to the time since the occurrence of their MI (either 30-90 days post MI, or 90 days to one-year post MI). As such, CAP-1002 is being evaluated in the setting of both acute MI, in which the scar has recently formed, and chronic MI, in which the scar is more established. The trial is powered to detect a reduction in scar size as measured by MRI in both groups of patients at the one year follow-up. In addition to evaluating CAP-1002 according to changes in scar size, ALLSTAR will also evaluate CAP-1002 according to a variety of clinical and quality of life endpoints.

Based on information available to us at the start of enrollment into the Phase II ALLSTAR trial, we initially designed this study to enroll up to 300 patients. We recently completed statistical modelling of the design of ALLSTAR which incorporated the expanded dataset that has become available from other clinical trials of our CDCs. Based on these modelling results, we have elected to decrease the enrollment goal of ALLSTAR to approximately 120 patients, a sample size that is expected to maintain sufficient statistical power to detect a reduction in scar size as measured by MRI at twelve months. We have amended our clinical protocol to reflect these changes, which amendment was approved by the Data Safety Monitoring Board and was submitted to the FDA in February 2016. Phase II of the ALLSTAR study is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

In December 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc., or Janssen. Under the agreement, Janssen has an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology, except as may otherwise be agreed with respect to certain indications as may be determined. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from Phase II of Capricor’s ALLSTAR clinical trial for CAP-1002.

Capricor was awarded a grant for approximately $2.9 million from the NIH to support further development of the CAP-1002 product. In June 2014, we received approval from the NIH to use the funds from the grant for the first part of the DYNAMIC (dilated cardiomyopathy intervention with allogeneic myocardially-regenerative cells) trial, which is being sponsored by Capricor. The first part of the DYNAMIC trial used CAP-1002 to treat patients with advanced heart failure utilizing triple-vessel intracoronary infusion. We initiated enrollment of the DYNAMIC trial in December 2014 at a single center and completed enrollment in April 2015. Initial top-line results were presented at the American Heart Association’s Annual Scientific Sessions in November 2015. Multi-vessel intracoronary infusion of CAP-1002 in subjects with dilated cardiomyopathy was shown to be safe in this study with no major adverse cardiac events reported at one month or at six months post-infusion. Though this trial was intended as an early safety study, the six-month data demonstrated encouraging and congruent preliminary efficacy signals in multiple parameters, including subjective well-being, exercise capacity, ejection fraction and ventricular volumes.

Additionally, we are currently conducting the randomized, multi-center Phase I/II HOPE-Duchenne clinical trial which is expected to enroll approximately 24 patients with cardiomyopathy associated with DMD and is designed to evaluate the safety and preliminary efficacy of CAP-1002 in this patient population. Patients enrolled in the study who are randomized to receive CAP-1002 will be infused in all three coronary arteries which will allow for CAP-1002 to be delivered to large areas of the myocardium. Efficacy will be evaluated according to several metrics, including cardiac MRI. Subject to execution of definitive documents, this study will be funded in part through a grant award from CIRM in the amount of approximately $3.4 million. In April 2015, the FDA granted orphan drug designation to CAP-1002 for the treatment of DMD.

•	Cenderitide (CD-NP): Cenderitide belongs to a class of drugs called natriuretic peptides. Preclinical and clinical data have shown that the natriuretic peptide class can act on multiple disease processes that play a role in negative outcomes associated with heart failure. Cenderitide’s treatment goal and target indication is to provide a novel and effective therapeutic option for the outpatient treatment of heart failure, thereby addressing a critical unmet need. Cenderitide is being developed as an outpatient therapy to be delivered continuously using a validated subcutaneous infusion pump for up to 90 days (the “post-acute” period) following an acute heart failure hospital admission, as well as for other potential indications. Cenderitide was designed by scientists at the Mayo Clinic to be an agonist of both the A- and B-type natriuretic peptide receptors. In October 2014, we entered into an Agreement for Investigator-Initiated Research Support with Insulet Corporation, or Insulet, pursuant to which Insulet supported Capricor’s research by engaging in certain product development, project management and design control activities, in addition to supplying the OmniPod product being used in our current studies. In 2015, we completed a Phase II study in 14 patients with stable, chronic heart failure. Patients received up to eight consecutive days of Cenderitide through subcutaneous infusion using Insulet’s drug delivery system based on the OmniPod technology. This open-label trial assessed the safety, tolerability, pharmacokinetic profiles and pharmacodynamic response to increasing dose levels of Cenderitide administered in a stepwise fashion. The drug was well-tolerated and there were no significant adverse events. Capricor has recently completed an additional study to further assess the safety, tolerability, pharmacokinetic profiles and pharmacodynamic response to increasing dose levels of Cenderitide in patients with stable heart failure with moderate renal impairment. Pending its results, Capricor will determine the future development plan for Cenderitide. Cenderitide has been granted Fast-Track designation by the FDA in the post-acute period.

•	Exosomes: Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins, RNAs and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. Exosomes act as transport vehicles out of cells for microRNA, other fragments of genetic material and proteins that act as messengers between cells, ultimately providing regulatory function for many cell processes, including inflammation, angiogenesis, programmed cell death (apoptosis) and scarring. Pre-clinical research has shown that exogenous exosomes can be used as therapeutic agents aimed to direct or, in some cases, re-direct cellular activity. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them a class of exciting and novel therapeutic agents. We are currently in pre-clinical testing to explore the possible future therapeutic benefits that exosomes may possess and the indications in which they potentially may be investigated.

•	CAP-1001: CAP-1001 consists of autologous CDCs. This product was evaluated in the randomized, double-blind, placebo-controlled Phase I CADUCEUS clinical trial in patients who had recently experienced an MI. The study was sponsored and conducted by CSMC in collaboration with JHU. Of the 25 patients enrolled, 17 received an intracoronary infusion of CAP-1001 and eight received standard of care. Sixteen of the 17 patients treated with CAP-1001 showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle at one-year post heart attack. The eight patients in the control group had no significant change in scar size. The data from CADUCEUS, using autologous CDCs, suggests that CDCs are effective in reducing scar size within several months of a heart attack. The design of our ongoing ALLSTAR trial of CAP-1002, an allogeneic product, is supported by the results of CADUCEUS. In addition, ALLSTAR is evaluating the potential efficacy of CAP-1002 in patients between 90 days and one year post-MI, a patient population that CADUCEUS was not designed to study. At present, there is no plan for another clinical trial for CAP-1001.

•	CU-NP: CU-NP is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of Urodilatin. We are currently evaluating whether we will proceed with clinical development of this product.

•	CSps: CSps are multicellular clusters called cardiospheres, a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While Capricor considers the CSps an important asset, at present there is no plan to develop CSps as therapeutic agents.

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

Results of Operations

General and Administrative Expenses. General and administrative, or G&A, expenses for the three months ended March 31, 2016 and 2015 were approximately $1.1 million and $1.4 million, respectively. The decrease in the first quarter of 2016 of approximately $0.3 million compared to the same period of 2015 is primarily attributable to a decrease in stock-based compensation.

Research and Development Expenses. Research and development, or R&D, expenses for the three months ended March 31, 2016 and 2015 were approximately $4.3 million and $3.8 million, respectively. The increase of approximately $0.5 million in the first quarter of 2016 over the same period of 2015 is primarily due to clinical development activities of CAP-1002 (ALLSTAR and HOPE-Duchenne) and other continued research and development efforts. These activities resulted in an increase of approximately $0.9 million in clinical costs primarily related to contract research organizations and manufacturing for CAP-1002, as well as patient costs and expenses for the operation team that supports our clinical trials. Additionally, for the three months ended March 31, 2016, there was an increase of approximately $0.2 million in R&D expenses related to our product candidates, including exosomes. Furthermore, there was a decrease of approximately $0.6 million in clinical costs associated with our DYNAMIC and Cenderitide clinical trials during the first quarter of 2016 compared to the same period of 2015.

 CAP-1002 – Although the development of CAP-1002 is in its early stages, we believe that it has the potential to treat heart disease and its complications. We expect to spend approximately $10.0 million to $13.0 million during 2016 on the development and manufacturing of CAP-1002, which expenses are primarily related to our Phase II ALLSTAR trial, the HOPE-Duchenne trial and the DYNAMIC trial. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014. Additionally, we have now completed statistical modelling of the design of ALLSTAR. This modelling incorporated the expanded dataset that has become available from other clinical trials with our CDCs. Based on the results, we have elected to decrease the enrollment goal of ALLSTAR to approximately 120 patients, a sample size that is expected to maintain sufficient statistical power to detect a reduction in scar size as measured by MRI at twelve months. We have amended our clinical protocol to reflect these changes, which amendment has been approved by the Data Safety Monitoring Board and submitted to the FDA in February 2016. Phase II is funded in large part through the support of a loan award from CIRM. The trial will measure several endpoints, including scar size. Additional endpoints include left ventricular end-systolic and diastolic volume and ejection fraction at six and twelve months. In regards to the DYNAMIC trial, Capricor recently announced top-line six-month data from the DYNAMIC trial. DYNAMIC was funded in large part through a grant award from the NIH.

Except as may otherwise be agreed with respect to certain indications as may be determined, if Janssen exercises its exclusive option under the Collaboration Agreement and Exclusive License Option between the Company and Janssen, or the Janssen Agreement, to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology, Janssen will thereafter be responsible for any additional trials and future development costs with respect to CAP-1002. Furthermore, as we proceed with the HOPE-Duchenne trial, which is designed to evaluate the treatment of cardiac dysfunction associated with DMD, we expect our expenses related to CAP-1002 to increase further. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of these planned studies and on Janssen’s decision with respect to the option.

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

Exosomes – Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins, RNAs and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. We expect to spend approximately $1.5 million to $2.5 million during 2016 in pre-clinical expenses related to the exosomes program. Capricor is currently engaged in pre-clinical testing of exosomes to explore their therapeutic potential.

CAP-1001 –– In 2011, CSMC, in collaboration with JHU, completed the Phase I CADUCEUS trial. This study enrolled 25 patients who had suffered a heart attack within a mean of 65 days. Seventeen patients received CAP-1001 and eight received standard of care. Twelve months after the study had completed, no measurable adverse effects occurred in the 17 patients who were treated with CAP-1001. Sixteen of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in scar size. While these data support CAP-1002 development as is currently being conducted through the ongoing Phase II ALLSTAR trial, at present there is no plan to conduct another clinical trial of CAP-1001.

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

Our expenditures on current and future clinical development programs, particularly our CAP-1002, Cenderitide and exosomes programs, are expected to be substantial and to increase in relation to our available capital resources. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our product candidates independently or with a partner. As a result, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Grant Income. Grant income for the three months ended March 31, 2016 and 2015 was approximately $0.3 million and $0.7 million, respectively. The decrease in grant income of approximately $0.4 million in the first quarter of 2016 as compared to the first quarter of 2015 is due to the timing of the DYNAMIC clinical trial. During the first quarter of 2015, the DYNAMIC clinical trial was actively enrolling patients, whereas, during the first quarter of 2016, the trial was in the follow-up period.

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the three months ended March 31, 2016 and 2015 was approximately $0.9 million and $1.0 million, respectively. A ratable portion of the payment to Capricor was recognized in both the three month periods ended March 31, 2016 and March 31, 2015 under the terms of the Janssen Agreement. We periodically review the estimated performance period of the Janssen Agreement based on the estimated progress of our project with Janssen.

Interest Expense. Interest expense for the three months ended March 31, 2016 and 2015 was $66,125 and $61,681, respectively. This slight increase in interest expense in the first quarter of 2016 as compared to the same period of 2015 is due to accrued interest on the CIRM loan award.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2016 and December 31, 2015 and our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2016 and 2015, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	March 31, 2016	December 31, 2015
Cash and cash equivalents	$11,766	$5,568
Working capital	$7,549	$7,461
Stockholders’ equity (deficit)	$(1,083)	$(1,032)

	Three months ended March 31,
Cash flow data	2016	2015
Cash provided by (used in):
Operating activities	$(4,181)	$(2,052)
Investing activities	5,449	(15,525)
Financing activities	4,930	16,481
Net increase (decrease) in cash and cash equivalents	$6,198	$(1,096)

Our total cash and cash equivalents, as of March 31, 2016, were approximately $11.8 million compared to approximately $5.6 million as of December 31, 2015. The increase in cash and cash equivalents from December 31, 2015 to March 31, 2016 is primarily due to the approximately $4.1 million received as a result of a registered direct offering of our common stock and a concurrent private placement of warrants to purchase shares of our common stock completed in the first quarter of 2016, along with an allocation of marketable securities to cash and cash equivalents. Total marketable securities, consisting primarily of United States treasuries, were approximately $2.5 million as of March 31, 2016, as compared to $8.0 million as of December 31, 2015. Working capital and stockholders’ equity (deficit) were principally unchanged as of March 31, 2016 as compared to December 31, 2015 due to the approximately $4.1 million received in the first quarter of 2016 as a result of a registered direct offering of our common stock and a concurrent private placement of warrants to purchase shares of our common stock, coupled with operational expenses. As of March 31, 2016, we had approximately $18.1 million in total liabilities, of which approximately $3.6 million was recorded as deferred income under the Janssen Agreement, and approximately $7.5 million in net working capital. We incurred a net loss of approximately $4.3 million for the three months ended March 31, 2016 compared to a net loss of approximately $3.5 million in the same period of 2015.

Cash used in operating activities was approximately $4.2 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. The difference of approximately $2.1 million in cash from operating activities is primarily due to an increase in net loss for the three months ended March 31, 2016 of approximately $0.8 million as compared to the same period of 2015. Additionally, in the three months ended March 31, 2015, cash provided by the release of restricted cash totaled approximately $0.9 million as compared to no allocation of restricted cash in the same period of 2016. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio and engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial and increasing losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $5.5 million for the three months ended March 31, 2016 and cash used in investing activities of approximately $15.5 million for the three months ended March 31, 2015. The increase in cash provided by investing activities for the three months ended March 31, 2016 as compared to the same period of 2015 is primarily due to the purchase of marketable securities in the first quarter of 2015 as compared with the redemption of marketable securities in the first quarter of 2016.

We had cash provided by financing activities of approximately $4.9 million and $16.5 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2016 as compared to the same period of 2015 is primarily the result of the two private placements of our common stock, for which gross proceeds totaled approximately $17.0 million, that were completed during the first quarter of 2015, as compared to the approximately $3.9 million in net proceeds received from the registered direct offering of our common stock and a concurrent private placement of warrants to purchase shares of our common stock that was completed during the first quarter of 2016.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. The Company and CIRM recently entered into an amendment to the CIRM Loan Amendment pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because the Company is decreasing the number of patients to be enrolled in the ALLSTAR clinical trial, it is likely that the Company will not need to take down the full amount available for disbursement under the CIRM Loan Agreement. We believe that the amount that will ultimately be disbursed will be between approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder. The loss of funding under the CIRM Loan Agreement could cause delays under our ALLSTAR trial. Subject to sufficient funding, following completion of the Phase II trial, there may be a Phase IIb and/or Phase III trial. If we continue with a Phase IIb and/or Phase III trial, we will need substantial additional capital in order to continue the development of CAP-1002. Pursuant to the Janssen Agreement, the chemistry, manufacturing and controls package will be developed by the joint efforts of Janssen and Capricor. Capricor is required to reimburse Janssen for its costs of development up to an agreed-upon maximum amount. If Janssen exercises its option under the Janssen Agreement to enter into an exclusive license agreement with Capricor, Janssen will be responsible for any additional trials and future development costs with respect to CAP-1002, except for certain excluded indications as may be determined.

Our Phase I/II HOPE-Duchenne trial of CAP-1002 in DMD-associated cardiomyopathy will be funded in part through a grant award for approximately $3.4 million, subject to the execution of definitive documents with CIRM. In April 2015, the FDA granted orphan drug designation to CAP-1002 for the treatment of DMD. Orphan drug designation is granted by the FDA’s Office of Orphan Drug Products to drugs intended to treat a rare disease or condition affecting fewer than 200,000 people in the U.S. This designation confers special incentives to the drug developer, including tax credits on the clinical development costs and prescription drug user fee waivers and may allow for a seven year period of market exclusivity in the U.S. upon FDA approval.

We will need substantial additional capital in order to continue the development of Cenderitide. In March 2015, we completed enrollment of a Phase II clinical trial of Cenderitide and decided to conduct an additional small study to further assess the safety and efficacy of this product candidate, which included higher dose levels of Cenderitide. The trial completed dosing of study participants in March 2016 and, depending on the outcome of these trials and the availability of resources, we will decide whether these trials will be followed by additional trials. In March 2011, the FDA granted fast track designation to Cenderitide in the post-acute period. According to the FDA’s website, fast track designation facilitates the development and expeditious review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

Our research and development expenses will also increase as we further develop our exosomes program and if we conduct additional studies with CAP-1002, such as a second part of the DYNAMIC study.

From inception through March 31, 2016, we financed our operations through private and public sales of our equity securities, NIH grants, a payment from Janssen and a CIRM loan award. In the first quarter of 2016, we completed a registered direct offering of our common stock and a concurrent private placement of warrants to purchase shares of our common stock, securing approximately $4.1 million in additional capital through the issuance of securities. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress of our pre-clinical and clinical development activities;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	the costs of manufacturing our product candidates;
•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

Financing Activities by the Company

March 2016 Financing. On March 14, 2016, we entered into a Subscription Agreement, or the Subscription Agreement, with certain investors, or the Investors, pursuant to which, on March 16, 2016, we issued and sold to the Investors an aggregate of approximately $4.1 million of our registered and unregistered securities. On March 16, 2016, in accordance with the Subscription Agreement, we issued and sold to the Investors, and the Investors purchased from us, an aggregate of 1,692,151 shares, or the Shares, of our common stock at a purchase price of $2.40 per Share, or the Public Offering. This offering included participation from the Company’s officers and directors. The Shares were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the Securities and Exchange Commission, or the SEC, on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the Public Offering was filed with the SEC on March 15, 2016.

Pursuant to the Subscription Agreement, we also issued and sold to the Investors, in a concurrent private placement, or the Private Placement, and, together with the Public Offering, the Offerings, warrants to purchase up to an aggregate of 846,073 shares of our common stock, or the Warrants, and, together with the Shares, the Securities. Each Warrant has an exercise price of $4.50 per share, will initially become exercisable on the date that is six months and one day from the date of issuance, and will expire on the date that is three years from the date of issuance.

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

In connection with PIPE 2, we entered into a Registration Rights Agreement with the investors in PIPE 2 on February 3, 2015. Pursuant to the terms of the Registration Rights Agreement for PIPE 2, we were obligated (i) to prepare and file with the SEC a registration statement to register for resale the shares issued and sold in PIPE 2, and (ii) to use our reasonable best efforts to cause the applicable registration statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. We filed a Registration Statement on Form S-1 (SEC File No. 333-202589), or the PIPE Form S-1, to register for resale the shares of common stock underlying the shares issued in PIPE 2, which such PIPE Form S-1 was declared effective by the SEC on March 30, 2015. On June 4, 2015, we filed a post-effective amendment to the PIPE Form S-1 to convert the PIPE Form S-1 to a Registration Statement on Form S-3, which post-effective amendment was declared effective by the SEC on June 11, 2015.

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

In connection with PIPE 1, we also entered into a Registration Rights Agreement with the PIPE 1 investors on January 9, 2015. Pursuant to the terms of the Registration Rights Agreement, we were obligated (i) to prepare and file with the SEC a registration statement to register for resale the shares issued and sold in PIPE 1, and (ii) to use our reasonable best efforts to cause the applicable registration statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. We filed the PIPE Form S-1 to register for resale the shares of common stock underlying the shares issued in PIPE 1, which such PIPE Form S-1 was declared effective by the SEC on March 30, 2015. On June 4, 2015, we filed a post-effective amendment to the PIPE Form S-1 to convert the PIPE Form S-1 to a Registration Statement on Form S-3, which post-effective amendment was declared effective by the SEC on June 11, 2015.

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

Financing Activities by Capricor, Inc.

CIRM Loan Agreement. On February 5, 2013, Capricor entered into a Loan Agreement with CIRM (the “CIRM Loan Agreement”), pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, the Company and CIRM entered into an amendment to the CIRM Loan Agreement (the “CIRM Loan Amendment”) pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because the Company is decreasing the number of patients to be enrolled in the ALLSTAR clinical trial, it is likely that the Company will not need to take down the full amount available for disbursement under the CIRM Loan Agreement. We believe that the amount that will ultimately be disbursed will be between approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

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

So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has sufficient funds available to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. Capricor did not issue stock, warrants or other equity to CIRM in connection with this award. Additionally, on September 30, 2015, we entered into a Joinder Agreement with Capricor and CIRM, pursuant to which, among other things, we agreed to become a loan party under the CIRM Loan Agreement and to be jointly and severally responsible with Capricor for the performance of, and to be bound by the obligations and liabilities under, the CIRM Loan Agreement, subject to the rights and benefits afforded to a loan recipient thereunder. The balance of the loan with accrued interest is due in 2018, unless extended pursuant to the terms of the CIRM Loan Agreement.

In addition to the foregoing, the timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury, as determined by CIRM in its sole discretion.

CIRM Grant Award

On March 16, 2016, Capricor was informed by CIRM that its Application Review Subcommittee of the Independent Citizens’ Oversight Committee approved a grant award in the amount of approximately $3.4 million to fund in part Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy (the “CIRM Award”). Pursuant to terms of the award, the disbursements will be tied to the achievement of specified milestones. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which the Company is required to spend a minimum of approximately $2.3 million toward its HOPE-Duchenne clinical trial. The terms of the award are subject to the execution of definitive documents which have not been completed as of the date of filing of this Quarterly Report on Form 10-Q. Additionally, if the Company fails to satisfy its co-funding requirement, the amount of the CIRM Award may be proportionately reduced.

Grant Award

In August 2013, Capricor was approved for a Phase IIB Bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the grant, approximately $2,879,437 will be disbursed to us over a period of approximately three years, subject to annual and quarterly reporting requirements. In June 2014, Capricor received approval from the NIH to deploy this grant to fund the first part of the DYNAMIC trial. The first part of the DYNAMIC trial used CAP-1002 to treat patients with advanced heart failure. As of March 31, 2016, approximately $2.7 million had been incurred under the terms of the award.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of March 31, 2016.

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

We account for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Subtopic 605-25, Multiple Element Arrangements. For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, then we use the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

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

Warrant Liability

We previously accounted for warrants issued in connection with the financing we completed in April 2012 and the embedded derivative warrant liability contained in the secured convertible promissory notes we issued in March 2013, or the 2013 Notes, in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at March 31, 2016, and no such liability has been reflected on the consolidated balance sheet.

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

Restricted Cash

Capricor accounts for the disbursements received under the CIRM Loan Agreement which have not been attributed to a particular project’s costs through the current period as restricted cash. Generally, a reduction in restricted cash occurs when we deem certain costs are attributable to the ALLSTAR clinical trial.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The adoption of this update is not expected to have a material effect on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company adopted this standard effective December 31, 2015.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements (“ASU 2015-15”). ASU 2015-15 clarified guidance in ASU 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which required the Company to adopt these provisions in the first quarter of 2016. This update was applied on a retrospective basis, wherein the balance sheet of each period presented was adjusted to reflect the effects of applying the new guidance.

In February 2016, the FASB issued 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company beginning December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the FASB’s and International Accounting Standards Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on our present or future condensed consolidated financial statement presentation or disclosures. For a more detailed listing of our significant accounting policies, see Note 1 – “Organization and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2016, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $14.3 million. Additionally, as of March 31, 2016, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consist primarily of money market funds and bank money market, which included short term United States treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 14, 2016, we entered into a Subscription Agreement, or the Subscription Agreement, with certain investors, or the Investors, pursuant to which, on March 16, 2016, we issued and sold to the Investors an aggregate of approximately $4.1 million of our registered and unregistered securities. On March 16, 2016, in accordance with the Subscription Agreement, we issued and sold to the Investors, among other things, in a private placement transaction, or the Private Placement, warrants to purchase up to an aggregate of 846,073 shares of our common stock, or the Warrants. Each Warrant has an exercise price of $4.50 per share, will initially become exercisable on the date that is six months and one day from the date of issuance, and will expire on the date that is three years from the date of issuance. We issued and sold the Warrants to the Investors on March 16, 2016, in transactions exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. The offering of the Warrants did not involve a public offering, and no general solicitation or advertisement was made in connection with the offering of the Warrants.

Certain of our officers and directors purchased Warrants pursuant to the Private Placement. Each of our officers and directors who purchased Warrants in the Private Placement paid a purchase price of $0.125 per share of common stock issuable upon exercise of such Warrants upon the closing of the Private Placement.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On May 12, 2016, the Company and CIRM entered into an amendment to the CIRM Loan Agreement (the “CIRM Loan Amendment”) pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because the Company is decreasing the number of patients to be enrolled in the ALLSTAR clinical trial, it is likely that the Company will not need to take down the full amount available for disbursement under the CIRM Loan Agreement. We believe that the amount that will ultimately be disbursed will be between approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

4.3	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

4.4	First Amendment to the Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

4.5	Registration Rights Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

4.6	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Subscription Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.2	Employment Agreement, dated as of February 22, 2016, by and between Capricor, Inc. and Leland Gershell (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on March 30, 2016).†

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2015 through March 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: May 13, 2016	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Leland Gershell, M.D., Ph.D.
Leland Gershell, M.D., Ph.D.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

4.3	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

4.4	First Amendment to the Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

4.5	Registration Rights Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

4.6	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Subscription Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.2	Employment Agreement, dated as of February 22, 2016, by and between Capricor, Inc. and Leland Gershell (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on March 30, 2016).†

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2015 through March 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

