Form 10-Q
period 2016-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2016-11-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016

or

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

As of November 11, 2016, there were 21,399,019 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	expectation of or dates for commencement of clinical trials, investigational new drug filings and similar plans or projections;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers, third party manufacturers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	our ability to manufacture products for clinical and commercial use;

•	our ability to protect our patents and other intellectual property;

•	our ability to market any of our products;

•	our ability to compete against other companies and research institutions;

•	our ability to expand our operations internationally;

•	the effect of potential strategic transactions on our business;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to raise additional financing;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2016 (unaudited)	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$18,020,875	$5,568,306
Marketable securities	2,499,975	7,999,010
Restricted cash	602,185	-
Awards receivable	1,163,186	211,938
Prepaid expenses and other current assets	118,225	210,603

TOTAL CURRENT ASSETS	22,404,446	13,989,857

PROPERTY AND EQUIPMENT, net	351,507	318,566

OTHER ASSETS
Intangible assets, net of accumulated amortization of $135,241 and $98,679, respectively	154,441	191,003
In-process research and development, net of accumulated amortization of $0	1,500,000	1,500,000
Other assets	61,426	70,146

TOTAL ASSETS	$24,471,820	$16,069,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,920,305	$2,530,500
Accounts payable and accrued expenses, related party	699,182	352,334
Deferred revenue, current	2,050,781	3,645,834

TOTAL CURRENT LIABILITIES	6,670,268	6,528,668

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	-	911,458
Loan payable	13,905,857	9,155,857
CIRM liability	3,100,000	-
Accrued interest	746,564	505,363

TOTAL LONG-TERM LIABILITIES	17,752,421	10,572,678

TOTAL LIABILITIES	24,422,689	17,101,346

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 21,399,019
and 16,254,985 shares issued and outstanding, respectively	21,399	16,255
Additional paid-in capital	49,487,877	34,115,052
Accumulated other comprehensive income	923	9,385
Accumulated deficit	(49,461,068)	(35,172,466)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	49,131	(1,031,774)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,471,820	$16,069,572

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

INCOME
Collaboration income	$683,595	$911,458	$2,506,511	$2,864,583
Grant income	63,186	403,426	585,177	1,529,669

TOTAL INCOME	746,781	1,314,884	3,091,688	4,394,252

OPERATING EXPENSES
Research and development	4,727,111	3,192,657	13,376,178	10,426,548
General and administrative	1,259,744	972,782	3,778,699	3,294,601

TOTAL OPERATING EXPENSES	5,986,855	4,165,439	17,154,877	13,721,149

LOSS FROM OPERATIONS	(5,240,074)	(2,850,555)	(14,063,189)	(9,326,897)

OTHER INCOME (EXPENSE)
Investment income	5,410	292	16,347	723
Interest expense	(98,749)	(61,681)	(241,760)	(185,043)

TOTAL OTHER INCOME (EXPENSE)	(93,339)	(61,389)	(225,413)	(184,320)

NET LOSS	(5,333,413)	(2,911,944)	(14,288,602)	(9,511,217)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain (loss) on marketable securities	(3,855)	5,414	(8,462)	11,949

COMPREHENSIVE LOSS	$(5,337,268)	$(2,906,530)	$(14,297,064)	$(9,499,268)

Net loss per share, basic and diluted	$(0.29)	$(0.18)	$(0.81)	$(0.60)

Weighted average number of shares,
basic and diluted	18,286,816	16,242,090	17,594,749	15,783,224

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Balance at December 31, 2015	16,254,985	$16,255	$34,115,052	$9,385	$(35,172,466)	$(1,031,774)

Issuance of common stock, net of fees	5,095,276	5,095	13,859,722	-	-	13,864,817

Stock-based compensation	-	-	1,499,177	-	-	1,499,177

Unrealized loss on marketable securities	-	-	-	(8,462)	-	(8,462)

Stock options exercised	48,758	49	13,926	-	-	13,975

Net loss	-	-	-	-	(14,288,602)	(14,288,602)

Balance at September 30, 2016	21,399,019	$21,399	$49,487,877	$923	$(49,461,068)	$49,131

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,288,602)	$(9,511,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,812	79,787
Stock-based compensation	1,499,177	1,181,978
Change in assets - (increase) decrease:
Restricted cash	(602,185)	2,977,024
Receivables	148,752	(43,192)
Prepaid expenses and other current assets	92,378	143,047
Other assets	8,720	(77,881)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	1,389,805	609,423
Accounts payable and accrued expenses, related party	346,848	145,945
Accrued interest	241,201	185,043
CIRM liability	2,000,000	-
Deferred revenue	(2,506,511)	(2,864,583)

NET CASH USED IN OPERATING ACTIVITIES	(11,578,605)	(7,174,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(5,009,427)	(17,987,496)
Proceeds from sales and maturities of marketable securities	10,500,000	5,000,000
Purchases of property and equipment	(86,422)	(124,383)
Payments for leasehold improvements	(1,769)	(21,530)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,402,382	(13,133,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	13,864,817	16,446,218
Proceeds from loan payable	4,750,000	-
Proceeds from stock awards, warrants, and options	13,975	45,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,628,792	16,491,679

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,452,569	(3,816,356)

Cash and cash equivalents balance at beginning of period	5,568,306	8,034,765

Cash and cash equivalents balance at end of period	$18,020,875	$4,218,409

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$1,343	$2,685
Income taxes paid in cash	$-	$-

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, from which the December 31, 2015 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash, cash equivalents and marketable securities as of September 30, 2016 were approximately $20.5 million, compared to $13.6 million as of December 31, 2015. In March 2016, the Company entered into a Subscription Agreement with certain investors pursuant to which the Company issued an aggregate of 1,692,151 shares of its common stock at a price per share of $2.40 for an aggregate purchase price of approximately $4.1 million. Pursuant to the Subscription Agreement, the Company also issued to the investors warrants to purchase up to an aggregate of 846,073 shares of its common stock. Each warrant has an exercise price of $4.50 per share, became exercisable on September 17, 2016, and will expire on March 16, 2019. In September 2016, the Company completed an underwritten registered public offering and concurrent registered direct offering in which the Company issued an aggregate of 3,403,125 shares of its common stock at a price per share of $3.20 for an aggregate purchase price of approximately $10.9 million.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Additionally, under the terms of the Company’s ALLSTAR Loan Award with CIRM (see Note 2 – “Loan Payable”), Capricor received $4.8 million in additional disbursements in the nine months ended September 30, 2016. Also, in June 2016, Capricor entered into a Grant Award with CIRM in the amount of approximately $3.4 million (the “CIRM Award”) to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial (see Note 6 – “Government Grant Awards”). Pursuant to the terms of the CIRM Award, the disbursements are tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which Capricor is required to spend a minimum of approximately $2.3 million of its own capital to fund the HOPE-Duchenne clinical trial. In July 2016, Capricor received the first disbursement of $2.0 million under the terms of the CIRM Award. Additionally, in September, the Company was awarded a U.S. Department of Defense (“DoD”) grant award in the amount of approximately $2.4 million (see Note 6 – “Government Grant Awards”).

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

Restricted Cash

The Company has two awards with CIRM designated for specific use, a Loan Agreement (see Note 2 – “Loan Payable”) in connection with the ALLSTAR Phase II clinical trial and the CIRM Award (see Note 6 – “Government Grant Awards”) related to the HOPE Phase I/II clinical trial. Restricted cash represents funds received under these awards which are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. As of September 30, 2016, the Company had a restricted cash balance of approximately $0.6 million.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was approximately $63,218 and $43,225 for the nine months ended September 30, 2016 and 2015, respectively.

Property and equipment consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Furniture and fixtures	$51,161	$59,128
Laboratory equipment	482,262	387,872
Leasehold improvements	47,043	45,274
	580,466	492,274
Less accumulated depreciation	(228,959)	(173,708)
Property and equipment, net	$351,507	$318,566

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Also, the Company recorded capitalized loan fees as a component of intangible assets on the consolidated balance sheet (see Note 2 – “Loan Payable”). Total amortization expense was approximately $36,562 for each of the nine month periods ended September 30, 2016 and 2015. A summary of future amortization expense as of September 2016 is as follows:

Years ended	Amortization Expense
2016 (3 months)	$12,188
2017	48,749
2018	43,732
2019	43,277
2020	4,330
Thereafter	2,165

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

The Company reviews intangible assets at least annually for possible impairment. Intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As of September 30, 2016, the Company deemed the assets to not be impaired and did not begin amortizing the in-process research and development.

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the CIRM Award allow Capricor to elect to convert the grant into a loan at the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 6 - “Government Grant Awards”).

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

The Company determined that the deliverables under its Collaboration Agreement with Janssen (see Note 8 – “License Agreements”) did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, the Company recognizes revenue from non-refundable, upfront fees ratably over the term of its performance under the agreement with Janssen. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the condensed consolidated balance sheets of the Company and amortized over the estimated period of performance. The Company periodically reviews the estimated performance period of its contract based on the estimated progress of its project.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $4.7 million and $3.2 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $13.4 million and $10.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $5.3 million and $2.9 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $14.3 million and $9.5 million for the nine months ended September 30, 2016 and 2015, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended September 30, 2016 and 2015, the Company’s other comprehensive gain (loss) was $(3,855) and $5,414, respectively. For the nine months ended September 30, 2016 and 2015, the Company’s other comprehensive gain (loss) was $(8,462) and $11,949, respectively.

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

The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected stock option exercise behavior. The Company calculates an average of historical volatility of similar companies as a basis for its expected volatility. Expected term is computed using the simplified method provided within SEC Staff Accounting Bulletin No. 110. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options.

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

For the three months ended September 30, 2016 and 2015, warrants and options to purchase 7,532,260 and 6,273,197 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. For the nine months ended September 30, 2016 and 2015, warrants and options to purchase 7,532,260 and 6,273,197 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2016
	Level I	Level II	Level III	Total
Marketable securities	$2,499,975	$-	$-	$2,499,975

Carrying amounts reported in the balance sheet of cash and cash equivalents, grants receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. The carrying amounts of the Company’s marketable securities are based on market quotations from national exchanges at the balance sheet date. Interest and dividend income are recognized separately on the income statement based on classifications provided by the brokerage firm holding the investments. The fair value of borrowings is not considered to be significantly different from its carrying amount because the stated rates for such debt reflect current market rates and conditions.

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company must classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using the Black-Scholes option-pricing model. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. Management has determined the value of the warrant liability to be insignificant at September 30, 2016, and no such liability has been reflected on the balance sheet.

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

On February 5, 2013, Capricor entered into a Loan Agreement with CIRM (the “CIRM Loan Agreement”), pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, the Company and CIRM entered into an amendment to the CIRM Loan Agreement (the “CIRM Loan Amendment”) pursuant to which the parties agreed, among other things, upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because the Company decreased the number of patients enrolled in the ALLSTAR clinical trial, it is likely that the Company will not need to take down the full amount available for disbursement under the CIRM Loan Agreement and that certain operational milestones tied to patient enrollment will not be met. The Company believes that the amount that will ultimately be disbursed will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

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

The due diligence costs are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of September 30, 2016, $30,000 of loan costs were capitalized with the balance of $7,297 to be amortized over approximately one year and four months.

In 2013, Capricor received disbursements pursuant to the terms of the CIRM Loan Agreement of $3,925,066, net of loan costs. The disbursements carried an initial interest rate of approximately 2.5% - 2.8% per annum.

In 2014, Capricor received disbursements pursuant to the terms of the CIRM Loan Agreement of $5,194,124, which includes previously deducted due diligence costs that were refunded. The disbursements carried an initial interest rate of approximately 2.6% per annum.

In March 2016, Capricor received a disbursement pursuant to the terms of the CIRM Loan Agreement of $1,000,000. This disbursement carries interest at the initial rate of approximately 3.2% per annum.

In June 2016, Capricor received a disbursement pursuant to the terms of the CIRM Loan Agreement of $2,000,000. This disbursement carries interest at the initial rate of approximately 3.3% per annum.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

2.	LOAN PAYABLE (continued)

In July 2016, Capricor received a disbursement pursuant to the terms of the CIRM Loan Agreement of $1,750,000. This disbursement carries interest at the initial rate of approximately 3.4% per annum. For the three months ended September 30, 2016 and 2015, interest expense under the CIRM Loan Agreement was approximately $98,749 and $61,681, respectively. For the nine months ended September 30, 2016 and 2015, interest expense under the CIRM Loan Agreement was approximately $241,201 and $185,043, respectively. The principal balance outstanding under the CIRM Loan Agreement was $13,905,857 and $9,155,857 as of September 30, 2016 and December 31, 2015, respectively. The balance of the loan with accrued interest is due in 2018, unless extended pursuant to the terms of the CIRM Loan Agreement.

3.	STOCKHOLDERS’ EQUITY

March 2016 Registered Direct Offering

On March 16, 2016, the Company issued and sold to certain investors an aggregate of 1,692,151 shares of the Company’s common stock at a purchase price of $2.40 per share for an aggregate purchase price of $4,060,000. This offering included participation from some of the Company’s officers and directors. Fees paid in conjunction with the registered direct offering, which included placement agent fees and estimated offering expenses, amounted to approximately $0.1 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $3.9 million.

In connection with the sale of shares of the Company’s common stock, on March 16, 2016, the Company also issued and sold to the investors, in a concurrent private placement, warrants to purchase up to an aggregate of 846,073 shares of the Company’s common stock. Each warrant has an exercise price of $4.50 per share, became initially exercisable on September 17, 2016, and will expire on March 16, 2019. Pursuant to the terms of each warrant, if, on or after the original exercise date of such warrant, the Volume Weighted Average Price of the Common Stock (as defined in each warrant) equals or exceeds $7.50 per share for any period of 20 consecutive trading days, the Company shall have the right, but not the obligation, to redeem any unexercised portion of such warrant for a redemption fee of $0.001 per share of common stock underlying such warrant.

September 2016 Underwritten Public and Registered Direct Offering

In September 2016, the Company completed an underwritten registered public offering and concurrent registered direct offering pursuant to which the Company issued an aggregate of 3,403,125 shares of its common stock at a price per share of $3.20 for an aggregate purchase price of $10,890,000. Fees paid in conjunction with the underwritten deal and registered direct offering, which included underwriter commissions and estimated offering expenses, amounted to approximately $1.0 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $9.9 million.

 Outstanding Shares

At September 30, 2016, the Company had 21,399,019 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the nine-month period ended September 30, 2016:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2016	235,830	$2.27
Granted	846,073	4.50
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2016	1,081,903	$4.01

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (continued)

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2016:

At September 30, 2016
Grant Date	Warrants Outstanding	Exercise Price	Expiration Date
4/4/2012	187	$2.27	4/4/2017
11/20/2013	235,643	$2.27	11/20/2018
3/16/2016	846,073	$4.50	3/16/2019
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

The estimated weighted average fair values of the options granted during the three months ended September 30, 2016 and 2015 were approximately $2.42 and $3.11 per share, respectively. The estimated weighted average fair values of the options granted during the nine months ended September 30, 2016 and 2015 were approximately $2.02 and $3.86 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Expected volatility	79% - 82%	80% - 82%
Expected term	5 - 7 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	0.5% - 1.7%	0.3% - 2.0%

Employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

General and administrative	$409,164	$220,419	$1,100,249	$1,000,284
Research and development	145,402	46,508	398,928	173,106
Total	$554,566	$266,927	$1,499,177	$1,173,390

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

The following is a schedule summarizing employee and non-employee stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2016	5,997,323	$1.59	$8,876,038
Granted	780,000	2.89
Exercised	(48,758)	0.29
Expired/Cancelled	(278,208)	5.35
Outstanding at September 30, 2016	6,450,357	$1.60	$10,599,175
Exercisable at September 30, 2016	4,983,513	$0.96	$11,353,060

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was approximately $142,031 for the nine months ended September 30, 2016.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of September 30, 2016, the Company maintained approximately $20.9 million of uninsured deposits.

6.	GOVERNMENT GRANT AWARDS

CIRM Grant Award (HOPE)

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

After completing the CIRM funded research project and after the award period end date, estimated to be in late 2017 or in 2018, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and the stage of development at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that, if converted, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance plus the interest that was accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy (“New Loan Balance”) at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor will not make its decision as to whether it will elect to convert the CIRM Award into a loan until after the end of the HOPE-Duchenne trial. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company will account for this award as a liability rather than income. If Capricor were to lose this funding, it may be required to delay, postpone, or cancel its HOPE-Duchenne trial or otherwise reduce or curtail its operations, unless it was able to obtain adequate financing for its clinical trial from alternative sources.  In July 2016, Capricor received the first disbursement of $2.0 million under the terms of the CIRM Award.

Additionally, in September 2016, we completed the first operational milestone which was tied to the completion of enrollment of the HOPE-Duchenne clinical trial for which $1.1 million was received by Capricor on November 4, 2016. As of September 30, 2016, our liability balance for the CIRM Award was $3.1 million.

NIH Grant Award (DYNAMIC)

In August 2013, Capricor was approved for a Phase IIB bridge grant through the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program for continued development of its CAP-1002 product candidate. Under the terms of the NIH grant, disbursements were made to Capricor over a period of approximately three years, in an aggregate amount of approximately $2.9 million, subject to annual and quarterly reporting requirements. The full award of $2.9 million has been disbursed under the terms of the NIH grant award.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

6.	GOVERNMENT GRANT AWARDS (continued)

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to support the development of CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as successful completion of the study objectives. As of September 30, 2016, no disbursements have been made under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of September 30, 2016, approximately $63,186 has been incurred under the terms of the award.

7.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that was originally effective for a two year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The monthly lease payment was $16,620 per month for the first twelve months of the term and increased to $17,285 per month for the second twelve months of the term. On March 3, 2015, Capricor executed a Second Amendment to Lease (the “Second Lease Amendment”) with The Bubble Real Estate Company, LLC, pursuant to which (i) additional space was added to the Company’s corporate office lease and (ii) the Company exercised its option to extend the lease term through June 30, 2016. Under the terms of the Second Lease Amendment, commencing February 2, 2015, the base rent was $17,957 for one month, and, commencing March 2, 2015, the base rent increased to $21,420 per month for four months. Commencing July 1, 2015, the base rent increased to $22,111 per month for the remainder of the lease term. On May 25, 2016, Capricor entered into a Third Amendment to Lease (the “Third Lease Amendment”) with The Bubble Real Estate Company, LLC. Under the terms of the Third Lease Amendment, the lease term commenced on July 1, 2016 and will end on December 31, 2018. Commencing July 1, 2016, the base rent increased to $22,995 per month for the first twelve months of the term, will increase to $23,915 per month for the second twelve months of the term, and, thereafter, will increase to $24,872 for the remainder of the lease term.

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

Unless renewed, each of the leases described above will not be in effect for fiscal year 2019. A summary of future minimum rental payments required under operating leases as of September 30, 2016 is as follows:

Years ended	Operating Leases
2016 (3 months)	$127,035
2017	378,210
2018	292,722
Total minimum lease payments	$797,967

Expense incurred under operating leases to unrelated parties was approximately $71,215 and $65,088 for the three months ended September 30, 2016 and 2015, respectively, and approximately $201,392 and $190,854 for the nine months ended September 30, 2016 and 2015, respectively. Expense incurred under operating leases to related parties was approximately $56,105 for each of the three month periods ended September 30, 2016 and 2015, and approximately $168,316 for each of the nine month periods ended September 30, 2016 and 2015.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

7.	COMMITMENTS AND CONTINGENCIES (continued)

Legal Contingencies

Periodically, the Company may become involved in certain legal actions and claims arising in the ordinary course of business. There were no material legal actions or claims reported at September 30, 2016.

8.	LICENSE AGREEMENTS

Capricor’s Technology - CAP-1002, CAP-1001, CSps and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), The Johns Hopkins University (“JHU”) and CSMC. In addition, Capricor has filed patent applications related to enhancements or validation of the technology developed by its own scientists.

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

8.	LICENSE AGREEMENTS (continued)

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

On August 5, 2016, Capricor and CSMC entered into a Second Amendment to the Amended CSMC License Agreement (the “Second License Amendment”), pursuant to which the parties agreed to add certain patent families to the schedule of patent rights set forth in the agreement. Under the Second License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes two additional patent family applications; (ii) Capricor paid an upfront fee of $2,500; and (iii) Capricor reimbursed CSMC approximately $10,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent families.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

8.	LICENSE AGREEMENTS (continued)

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

On August 5, 2016, Capricor and CSMC entered into a Third Amendment to the Exosomes License Agreement (the “Third Exosomes License Amendment”) pursuant to which the parties agreed to add certain patent families to the schedule of patent rights under the agreement. Under the Third Exosomes License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes two additional patent family applications; (ii) Capricor paid CSMC an upfront fee of $2,500; and (iii) Capricor reimbursed CSMC approximately $16,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent families.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

8.	LICENSE AGREEMENTS (continued)

Collaboration Agreement with Janssen Biotech, Inc.

On December 27, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option (the “Janssen Agreement”) with Janssen, a wholly-owned subsidiary of Johnson & Johnson. Under the terms of the Janssen Agreement, Capricor and Janssen agreed to collaborate on the development of Capricor’s cell therapy program for cardiovascular applications, including its lead product candidate, CAP-1002. Capricor and Janssen further agreed to collaborate on the development of cell manufacturing in preparation for future clinical trials. Under the Janssen Agreement, Capricor was paid $12.5 million, and Capricor agreed to contribute to the development of a chemistry, manufacturing and controls (“CMC”) package. In addition, Janssen has the exclusive right to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology, except as may otherwise be agreed with respect to certain indications as may be determined. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from Phase II of Capricor’s ALLSTAR clinical trial for CAP-1002. If Janssen exercises its option rights, Capricor would receive an upfront license fee and additional milestone payments, which may total up to $325.0 million. In addition, a royalty ranging from a low double-digit percentage to a lower-end of a mid-range double-digit percentage would be paid on sales of licensed products.

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

The Amended Mayo Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license by Mayo to the Company (with the right to sublicense) under the Mayo patents, patent applications and improvements, and a nonexclusive right under the know-how, for the development and commercialization of CD-NP and CU-NP in all therapeutic indications. With respect to any future patents and any improvements related to CD-NP and CU-NP owned by or assigned to Mayo, the Company has the exclusive right of first negotiation for the exclusive or non-exclusive rights (at the Company’s option) thereto. Such exclusive right of negotiation became effective on or about June 1, 2016, when the Company satisfied certain payment obligations to Mayo.

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

8.	LICENSE AGREEMENTS (continued)

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

Lease and Sub-Lease Agreements

As noted above, Capricor Therapeutics is party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “Commitments and Contingencies”). Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics, is the Director of the Cedars-Sinai Heart Institute, the Co-Founder of Capricor and the Chairman of the Company’s Scientific Advisory Board.

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three month periods ended September 30, 2016 and 2015, Capricor recognized $7,500 in sublease income from the related party. For each of the nine month periods ended September 30, 2016 and 2015, Capricor recognized $22,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

Effective January 1, 2013, Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, entered into an oral Consulting Agreement with Capricor whereby Capricor agreed to pay Dr. Litvack fees of $10,000 per month for consulting services. On March 24, 2014, Capricor entered into a written Consulting Agreement with Dr. Litvack memorializing the $10,000 per month compensation arrangement described above. The agreement is terminable upon 30 days’ notice.

Payables to Related Party

At September 30, 2016 and December 31, 2015, the Company had accounts payable and accrued expenses to related parties totaling $699,182 and $352,334, respectively. CSMC accounts for approximately $689,182 and $352,334 of the accounts payable and accrued expenses to related parties as of September 30, 2016 and December 31, 2015, respectively.

10.	SUBSEQUENT EVENTS

CIRM Grant Award (HOPE)

On November 4, 2016, Capricor received $1.1 million under the terms of the CIRM Award (see Note 6 – “Government Grant Awards”).  At September 30, 2016, the $1.1 million is included in awards receivable.

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

Drug Candidates

We have six drug candidates in various stages of development. Our regenerative medicine technology is the focus of our current research and development efforts, and includes CAP-1002 (allogeneic cardiosphere-derived cells, or CDCs) and CAP-2003 (CDC-exosomes). CAP-1002 is the subject of two ongoing clinical trials, and we expect to enter CAP-2003 into clinical development in 2017. CAP-1001 (autologous CDCs) is a predecessor to CAP-1002 and is not in active development. Both CAP-1002 and CAP-1001 are derived from CSps (cardiospheres), and we do not plan to develop CSps as a therapeutic. We have recently conducted clinical studies with Cenderitide (CD-NP), which, together with CU-NP, comprises our natriuretic peptide receptor technology, and we are currently exploring out-licensing opportunities for this technology.

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

Updated preliminary 12-month magnetic resonance imaging (MRI) data revealed that those Phase I patients who would be eligible for randomization into the Phase II clinical study by virtue of dose and tissue type compatibility exhibited a reduction in infarct, or scar, size of 15% from baseline. These data also indicated a 4% improvement in ejection fraction, a global measure of the heart's pumping ability, from baseline. Measurements of viable mass and regional function also showed quantifiable improvements. This Phase I study was funded in large part by a grant received from the National Institutes of Health, or NIH.

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

In September 2016, we announced completion of enrollment of the ALLSTAR trial and that 142 subjects were randomized to the active or control treatment groups in a 2:1 ratio, respectively, of whom 134 received a single infusion of either CAP-1002 or placebo into the infarct-associated coronary artery. Following infusion, patients are to be followed for periodic evaluations over the course of one year. Patients in the trial were enrolled at 30 centers in the U.S. and Canada. Phase II of the ALLSTAR study is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

In December 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc., or Janssen. Under the agreement, Janssen has an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology, except as may otherwise be agreed with respect to certain indications as may be determined. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from Phase II of Capricor’s ALLSTAR clinical trial for CAP-1002. We expect to receive Janssen’s decision with respect to this option in mid-2017 following the delivery of the six-month results from the ALLSTAR trial.

Phase I/II HOPE-Duchenne Clinical Trial

We are currently conducting the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial which is designed to evaluate the safety and preliminary efficacy of CAP-1002 in approximately 24 patients with cardiomyopathy associated with DMD. Patients are randomized in a 1:1 ratio to receive either CAP-1002 or usual care available for DMD-associated cardiomyopathy. In patients receiving CAP-1002, a dose of 25 million cells will be infused into each of the three main coronary arteries (75 million cells total), which will allow for CAP-1002 to be delivered to large areas of the myocardium. Efficacy will be evaluated according to several metrics, including cardiac MRI. We announced the completion of enrollment of 25 patients in the HOPE-Duchenne trial in September of 2016 and we expect to report top-line six-month results early in the second quarter of 2017. To date, the HOPE trial’s Data Safety Monitoring Board (DSMB) has completed four safety reviews recommending that the trial continue without change. This study is funded in part through a grant award from CIRM in the amount of approximately $3.4 million. In April 2015, the FDA granted Orphan Drug designation to CAP-1002 for the treatment of DMD.

Additionally, we are planning to expand our CAP-1002 clinical development program in DMD beyond cardiac aspects of the disease. This expansion includes the conduct of a clinical trial which we plan to commence in 2017, subject to regulatory approval. Furthermore, subject to regulatory review, we are exploring the possibility of re-dosing patients in the active arm of the HOPE-Duchenne trial who complete the 12-month trial period.

Phase I/II DYNAMIC Clinical Trial

The Phase I/II DYNAMIC trial, of which the Phase I portion has concluded, is designed to evaluate the safety and efficacy of CAP-1002 in the treatment of patients with advanced heart failure resulting from dilated cardiomyopathy of either ischemic or non-ischemic origin. This condition is characterized by chronic structural and functional abnormalities present throughout the heart’s contractile tissue. In the DYNAMIC trial, CAP-1002 was infused into all three main coronary arteries to obtain broad exposure.

We initiated the open-label, dose-escalating Phase I portion of the DYNAMIC trial in December 2014 at a single center, CSMC, and in April 2015 completed enrollment with 14 patients with New York Heart Association (NYHA) Class III heart failure. Each patient was administered CAP-1002 via a one-time, triple coronary infusion at one of several evenly-divided dose levels (37.5 million, 50 million, 62.5 million, or 75 million cells total). Initial top-line six-month results were presented at the American Heart Association’s Annual Scientific Sessions in November 2015. Multi-vessel intracoronary infusion of CAP-1002 in subjects with dilated cardiomyopathy was shown to be safe in this study with no major adverse cardiac events reported at one month or at six months post-infusion. Although this trial was intended as a safety study, the six-month data demonstrated encouraging and congruent preliminary efficacy signals in multiple parameters, including subjective well-being, exercise capacity, ejection fraction and ventricular volumes.

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

The DYNAMIC trial’s Data Safety Monitoring Board has recommended that enrollment commence in the Phase II portion of the trial. Although we have designed a Phase II study, at this time, we have not made a determination with respect to conducting the Phase II portion of the DYNAMIC trial.

Capricor was awarded a grant for approximately $2.9 million from the NIH to support further development of the CAP-1002 product. In June 2014, we received approval from the NIH to use the funds from the grant for the first part of the DYNAMIC trial, which we sponsored and which was completed.

•	CAP-2003 (CDC-exosomes): Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles” that are secreted by cells and contain bioactive molecules, including proteins, RNAs and microRNAs. They act as messengers to regulate the functions of neighboring cells, and pre-clinical research has shown that exogenously-administered exosomes can direct or, in some cases, re-direct cellular activity, supporting their therapeutic potential. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them an exciting class of potential therapeutic agents. CAP-2003 consists of exosomes secreted by CDCs, and is believed to mediate many of the effects that are observed with these cells, including anti-inflammatory, anti-angiogenic, anti-apoptotic, and anti-fibrotic effects. We are currently conducting pre-clinical studies to explore the possible therapeutic benefits that exosomes may possess, exploring ophthalmologic, cardiac, dermatologic and oncologic diseases. We hope to submit an Investigational New Drug application for CAP-2003 in the first half of 2017 and to initiate clinical development in ocular graft-versus-host disease, in 2017.

•	CAP-1001: CAP-1001 consists of autologous CDCs. This product was evaluated in the randomized, double-blind, placebo-controlled Phase I CADUCEUS clinical trial in patients who had recently experienced an MI. The study was sponsored and conducted by CSMC in collaboration with JHU. Of the 25 patients enrolled, 17 received an intracoronary infusion of CAP-1001 and eight received standard of care. 16 of the 17 patients treated with CAP-1001 showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle at one-year post heart attack. The eight patients in the control group had no significant change in scar size. The data from CADUCEUS, using autologous CDCs, suggests that CDCs are effective in reducing scar size within several months of a heart attack. The design of our ongoing ALLSTAR trial of CAP-1002, an allogeneic product, is based on the results of CADUCEUS. In addition, ALLSTAR is evaluating the potential efficacy of CAP-1002 in patients between 90 days and one year post-MI, a patient population that CADUCEUS was not designed to study. At present, there is no plan for another clinical trial for CAP-1001.

•	CSps: CSps are multicellular clusters called cardiospheres, a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While we consider the CSps an important asset, at present there is no plan to develop CSps as therapeutic agents.

•	Cenderitide (CD-NP): Cenderitide belongs to a class of drugs called natriuretic peptides. Preclinical and clinical data have shown that the natriuretic peptide class can act on multiple disease processes that play a role in negative outcomes associated with heart failure. Cenderitide’s treatment goal and target indication is to provide a novel and effective therapeutic option for the outpatient treatment of heart failure, thereby addressing a critical unmet need. Cenderitide is being developed as an outpatient therapy to be delivered continuously using a validated subcutaneous infusion pump for up to 90 days (the “post-acute” period) following an acute heart failure hospital admission, as well as for other potential indications. Cenderitide was designed by scientists at the Mayo Clinic to be an agonist of both the A- and B-type natriuretic peptide receptors. In October 2014, we entered into an Agreement for Investigator-Initiated Research Support with Insulet Corporation, or Insulet, pursuant to which Insulet supported Capricor’s research by engaging in certain product development, project management and design control activities, in addition to supplying the OmniPod® product being used in our current studies. In 2015, we completed a Phase II study in 14 patients with stable, chronic heart failure. Patients received up to eight consecutive days of Cenderitide through subcutaneous infusion using Insulet’s drug delivery system based on the OmniPod® technology. This open-label trial assessed the safety, tolerability, pharmacokinetic profiles and pharmacodynamic response to increasing dose levels of Cenderitide administered in a stepwise fashion. The drug was well-tolerated and there were no significant adverse events. Capricor has recently completed an additional study to further assess the safety, tolerability, pharmacokinetic profiles and pharmacodynamic response to increasing dose levels of Cenderitide in patients with stable heart failure with moderate renal impairment. Capricor will determine the future strategy for the development of Cenderitide, which may include exploring potential out-licensing arrangements. Cenderitide has been granted Fast-Track designation by the FDA in the post-acute period.

•	CU-NP: CU-NP is a pre-clinical rationally-designed natriuretic peptide that consists of amino acid chains identical to those produced by the human body, specifically the ring structure of C-type natriuretic peptide, or CNP, and the N- and C-termini of urodilatin. We are currently evaluating whether we will proceed with clinical development of this product.

We have no product sales to date and will not have the ability to generate any product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, CAP-1002, exosomes and Cenderitide. As we proceed with the clinical development of CAP-1002 and explore other potential indications for CAP-1002, and as we further develop Cenderitide, exosomes and other additional products, our expenses will further increase. To the extent that we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development activities will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital to date have been proceeds from private and public equity sales, grants received from the NIH and the DoD, a payment from Janssen and a loan and grant award from CIRM.

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

 Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2016 and 2015 were approximately $1.3 million and $1.0 million, respectively. The increase in the third quarter of 2016 of approximately $0.3 million compared to the same period of 2015 is primarily attributable to an increase of approximately $0.2 million related to stock-based compensation expense and approximately $0.1 million in compensation related to increased headcount and salaries in the three months ended September 30, 2016 as compared to the same period of 2015.

G&A expenses for the nine months ended September 30, 2016 and 2015 were approximately $3.8 million and $3.3 million, respectively. The increase during the first nine months of 2016 of approximately $0.5 million compared to the same period of 2015 is primarily attributable to an increase of approximately $0.3 million in compensation related to increased headcount, salaries, and recruiting. Furthermore, there was an increase of approximately $0.1 million related to other corporate business expenses and an increase of approximately $0.1 million related to stock-based compensation in the nine months ended September 30, 2016 as compared to the same period of 2015.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2016 and 2015 were approximately $4.7 million and $3.2 million, respectively. The increase of approximately $1.5 million in the third quarter of 2016 over the same period of 2015 is primarily due to clinical development activities of CAP-1002 (ALLSTAR and HOPE-Duchenne) and other continued research and development efforts. These activities resulted in an increase of approximately $1.3 million in clinical costs primarily related to contract research organizations and manufacturing for CAP-1002, as well as patient costs and expenses for the operation team that supports our clinical trials. Additionally, for the three months ended September 30, 2016, there was an increase of approximately $0.4 million in R&D expenses related to our product candidates, including exosomes. Furthermore, there was a decrease of approximately $0.3 million in clinical costs associated with our DYNAMIC and Cenderitide clinical trials and an increase of approximately $0.1 million in stock-based compensation expense during the third quarter of 2016 compared to the same period of 2015.

R&D expenses for the nine months ended September 30, 2016 and 2015 were approximately $13.4 million and $10.4 million, respectively. The increase of approximately $3.0 million in the first nine months of 2016 over the same period of 2015 is primarily due to the clinical development activities of CAP-1002 (ALLSTAR and HOPE-Duchenne) and other continued research and development efforts. These activities resulted in an increase of approximately $2.8 million in clinical costs primarily related to contract research organizations and manufacturing for CAP-1002, as well as patient costs and expense for the operation team that supports our clinical trials. Additionally, for the nine months ended September 30, 2016, there was an increase of approximately $1.0 million in R&D expenses related to our product candidates, including exosomes. Furthermore, there was a decrease of approximately $1.1 million in clinical costs associated with our DYNAMIC and Cenderitide clinical trials and an increase of approximately $0.2 million in stock-based compensation expense during the first nine months of 2016 compared to the same period of 2015.

CAP-1002 – Although the development of CAP-1002 is in its early stages, we believe that it has the potential to treat heart disease and its complications. We expect to spend approximately $10.0 million to $13.0 million during 2016 on the development and manufacturing of CAP-1002, which expenses are primarily related to our Phase II ALLSTAR trial, the HOPE-Duchenne trial and the DYNAMIC trial. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014 and announced the completion of enrollment in 134 patients in September 2016. Phase II is funded in large part through the support of a loan award from CIRM. The trial will measure several endpoints, including scar size. Additional endpoints include left ventricular end-systolic and diastolic volume and ejection fraction at six and twelve months. In regards to the DYNAMIC trial, Capricor recently announced positive 12-month data from the DYNAMIC trial. DYNAMIC was funded in large part through a grant award from the NIH.

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

Exosomes – Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles”, that are filled with select molecules, including proteins, RNAs and microRNAs, which, when released, send messages to neighboring cells to regulate cellular functions. We expect to spend approximately $2.5 million to $3.5 million during 2016 in pre-clinical and other research expenses related to the exosomes program. Capricor is currently engaged in pre-clinical testing of exosomes to explore their therapeutic potential.

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

Grant Income. Grant income for the three months ended September 30, 2016 and 2015 was approximately $0.1 million and $0.4 million, respectively. The decrease in grant income of approximately $0.3 million in the third quarter of 2016 as compared to the third quarter of 2015 is due to the timing of activities associated with the DYNAMIC clinical trial. During the third quarter of 2015, the DYNAMIC clinical trial was actively enrolling patients, whereas, during the third quarter of 2016, the DYNAMIC trial was completed and the DoD Award was commencing.

Grant income for the nine months ended September 30, 2016 and 2015 was approximately $0.6 million and $1.5 million, respectively. The decrease of approximately $0.9 million in the first nine months of 2016 as compared to the first nine months of 2015 is due to the timing of activities associated with the DYNAMIC clinical trial. During the first nine months of 2015, the DYNAMIC clinical trial was actively enrolling patients, whereas, during the first nine months of 2016, the trial was in the later stages of follow-up.

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the three months ended September 30, 2016 and 2015 was approximately $0.7 million and $0.9 million, respectively. A ratable portion of the payment to Capricor was recognized in both the three months ended September 30, 2016 and September 30, 2015 under the terms of the Janssen Agreement.

Collaboration income for the nine months ended September 30, 2016 and 2015 was approximately $2.5 million and $2.9 million, respectively. A ratable portion of the payment to Capricor was recognized in both the nine month periods ended September 30, 2016 and 2015 under the terms of the Janssen Agreement. We periodically review the estimated performance period of the Janssen Agreement based on the estimated progress of our project with Janssen.

Interest Expense. Interest expense for the three months ended September 30, 2016 and 2015 was $98,749 and $61,681, respectively. This slight increase in interest expense in the third quarter of 2016 as compared to the same period of 2015 is due to accrued interest on the CIRM loan award.

Interest expense for the nine months ended September 30, 2016 and 2015 was $241,760 and $185,043, respectively. The slight increase in interest expense in the first nine months of 2016 as compared to the same period in 2015 is due to the outstanding principal balance of the CIRM loan award being higher in the first nine months of 2016 as compared to the same period of 2015.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2016 and December 31, 2015 and our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2016 and 2015, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	September 30, 2016	December 31, 2015
Cash and cash equivalents	$18,021	$5,568
Working capital	$15,734	$7,461
Stockholders’ equity (deficit)	$49	$(1,032)

	Nine months ended September 30,
Cash flow data	2016	2015
Cash provided by (used in):
Operating activities	$(11,578)	$(7,175)
Investing activities	5,402	(13,133)
Financing activities	18,629	16,492
Net increase (decrease) in cash and cash equivalents	$12,453	$(3,816)

Our total cash and cash equivalents as of September 30, 2016 were approximately $18.0 million compared to approximately $5.6 million as of December 31, 2015. The increase in cash and cash equivalents from December 31, 2015 to September 30, 2016 is primarily due to the approximately $3.9 million received in net proceeds received as a result of a registered direct offering of our common stock and a concurrent private placement of warrants to purchase shares of our common stock completed in the first quarter of 2016 and the approximate $9.9 million received in net proceeds as a result of an underwritten registered public offering and concurrent registered direct offering of our common stock completed in the third quarter of 2016, along with an allocation of marketable securities to cash and cash equivalents. Furthermore, we received payments totaling $4.8 million from CIRM in relation to loan award operational milestones that we reached in the first nine months of 2016. Total marketable securities, consisting primarily of United States treasuries, were approximately $2.5 million as of September 30, 2016, as compared to $8.0 million as of December 31, 2015. The increase in working capital and stockholders’ equity (deficit) as of September 30, 2016 as compared to December 31, 2015 is primarily due to the approximately $3.9 million received in net proceeds in the first quarter of 2016 as a result of a registered direct offering of our common stock and a concurrent private placement of warrants to purchase shares of our common stock and the approximate $9.9 million received in net proceeds as a result of an underwritten registered public offering and concurrent registered direct offering of our common stock completed in the third quarter of 2016 coupled with operational expenditures. As of September 30, 2016, we had approximately $24.4 million in total liabilities, of which approximately $2.1 million was recorded as deferred income under the Janssen Agreement. As of September 30, 2016, we had approximately $15.7 million in net working capital. We incurred a net loss of approximately $5.3 million for the three months ended September 30, 2016 compared to a net loss of approximately $2.9 million in the same period of 2015 and we incurred a net loss of approximately $14.3 million for the nine months ended September 30, 2016 compared to a net loss of approximately $9.5 million in the same period of 2015.

Cash used in operating activities was approximately $11.6 million and $7.2 million for the nine months ended September 30, 2016 and 2015, respectively. The difference of approximately $4.4 million in cash from operating activities is primarily due to an increase in net loss for the nine months ended September 30, 2016 of approximately $4.8 million as compared to the same period of 2015. Additionally, in the nine months ended September 30, 2015, cash provided by the release of restricted cash totaled approximately $3.0 million as compared to a net change of cash received of approximately $0.6 million in restricted cash for the same period of 2016. Furthermore, in the nine months ended September 30, 2016, we received $2.0 million from our CIRM Award. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio, engage in further research and development activities and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial and increasing losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $5.4 million for the nine months ended September 30, 2016 and cash used in investing activities of approximately $13.1 million for the nine months ended September 30, 2015. The increase in cash provided by investing activities for the nine months ended September 30, 2016 as compared to the same period of 2015 is primarily due to the purchase of marketable securities in the first nine months of 2015 as compared to the redemption of marketable securities in the first nine months of 2016.

We had cash provided by financing activities of approximately $18.6 million and $16.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2016 as compared to the same period of 2015 is primarily the result of approximately $4.8 million in loan proceeds from our CIRM Loan Award. Furthermore, we received net proceeds from issuances of common stock of approximately $13.9 million in the first nine months of 2016, compared to net proceeds from issuances of common stock of approximately $16.4 million that were completed during the first nine months of 2015.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. The Company and CIRM recently entered into an amendment to the CIRM Loan Agreement pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because the Company is decreasing the number of patients to be enrolled in the ALLSTAR clinical trial, it is likely that the Company will not need to take down the full amount available for disbursement under the CIRM Loan Agreement, and that certain of the operational milestones tied to patient enrollment will not be met. We believe that the amount that will ultimately be disbursed will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder. The loss of funding under the CIRM Loan Agreement could cause delays under our ALLSTAR trial. Subject to sufficient funding, following completion of the Phase II trial, there may be a Phase IIb and/or Phase III trial. If we continue with a Phase IIb and/or Phase III trial, we will need substantial additional capital in order to continue the development of CAP-1002. Pursuant to the Janssen Agreement, the chemistry, manufacturing and controls package is being developed by the joint efforts of Janssen and Capricor. Capricor is required to reimburse Janssen for its costs of development up to an agreed-upon maximum amount. If Janssen exercises its option under the Janssen Agreement to enter into an exclusive license agreement with Capricor, Janssen will be responsible for any additional trials and future development costs with respect to CAP-1002, except for certain excluded indications as may be determined.

Our Phase I/II HOPE-Duchenne trial of CAP-1002 in DMD-associated cardiomyopathy is being funded in part through a grant award from CIRM for approximately $3.4 million, which was entered into in June 2016. In April 2015, the FDA granted orphan drug designation to CAP-1002 for the treatment of DMD. Orphan drug designation is granted by the FDA’s Office of Orphan Drug Products to drugs intended to treat a rare disease or condition affecting fewer than 200,000 people in the U.S. This designation confers special incentives to the drug developer, including tax credits on the clinical development costs and prescription drug user fee waivers and may allow for a seven year period of market exclusivity in the U.S. upon FDA approval.

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

From inception through September 30, 2016, we financed our operations through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. In the first quarter of 2016, we completed a registered direct offering of our common stock and a concurrent private placement of warrants to purchase shares of our common stock, securing approximately $4.1 million in additional capital through the issuance of securities. Additionally, in the third quarter of 2016, we completed an underwritten and concurrent registered direct offering of our common stock to purchase shares of our common stock, securing approximately $10.9 million in additional capital through the issuance of securities. Furthermore, we received approximately $4.8 million in loan proceeds from our CIRM Loan Award in the first nine months of 2016 as well as $2.0 million in disbursements from our CIRM Award. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

September 2016 Financing. On September 21, 2016, the Company completed an underwritten registered public offering and concurrent registered direct offering in which the Company issued an aggregate of 3,403,125 shares of its common stock at a price per share of $3.20 for an aggregate purchase price of $10,890,000. Fees paid in conjunction with the underwritten deal and registered direct offering, which included underwriter commissions and estimated offering expenses, amounted to approximately $1.0 million in the aggregate resulting in net proceeds of approximately $9.9 million. The Shares were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the Securities and Exchange Commission, or the SEC, on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the underwritten offering and a prospectus supplement relating to the registered direct offering were filed with the SEC on September 16, 2016.

March 2016 Financing. On March 14, 2016, we entered into a Subscription Agreement, or the Subscription Agreement, with certain investors, or the Investors, pursuant to which, on March 16, 2016, we issued and sold to the Investors an aggregate of approximately $4.1 million of our registered and unregistered securities. On March 16, 2016, in accordance with the Subscription Agreement, we issued and sold to the Investors, and the Investors purchased from us, an aggregate of 1,692,151 shares, or the Shares, of our common stock at a purchase price of $2.40 per Share, or the Public Offering. This offering included participation from certain of the Company’s officers and directors. The Shares were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the Securities and Exchange Commission, or the SEC, on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the Public Offering was filed with the SEC on March 15, 2016.

Pursuant to the Subscription Agreement, we also issued and sold to the Investors, in a concurrent private placement, or the Private Placement, and, together with the Public Offering, the Offerings, warrants to purchase up to an aggregate of 846,073 shares of our common stock, or the Warrants, and, together with the Shares, the Securities. Each Warrant has an exercise price of $4.50 per share, initially become exercisable on September 17, 2016, and will expire on March 16, 2019.

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

Financing Activities by Capricor, Inc.

CIRM Loan Agreement. On February 5, 2013, Capricor and CIRM entered into the CIRM Loan Agreement, pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, we and CIRM entered into an amendment to the CIRM Loan Agreement, or the CIRM Loan Amendment, pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because we decreased the number of patients enrolled in the ALLSTAR clinical trial, it is likely that we will not need to take down the full amount available for disbursement under the CIRM Loan Agreement and that certain of the operational milestones tied to patient enrollment will not be met. We believe that the amount that will ultimately be disbursed will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2%, or the base rate, compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. We are also required to meet certain progress milestones set forth in the CIRM Notice of Loan Award with respect to the progress of the ALLSTAR clinical trial and manufacturing of the product. There is no assurance that CIRM will continue the disbursement of funds.

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

After completing the CIRM funded research project and after the award period end date, estimated to be in late 2017 or in 2018, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and the stage of development at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that, if converted, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance plus the interest that was accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy, or the New Loan Balance, at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor will not make its decision as to whether it will elect to convert the CIRM Award into a loan until after the end of the HOPE-Duchenne trial. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company will account for this award as a liability rather than income. If Capricor were to lose this funding, it may be required to delay, postpone, or cancel its HOPE-Duchenne trial or otherwise reduce or curtail its operations, unless it was able to obtain adequate financing for its clinical trial from alternative sources.  In July 2016, Capricor received the first disbursement of $2.0 million under the terms of the CIRM Award.

Additionally, in September 2016, we completed the first operational milestone which was tied to the completion of enrollment of the HOPE-Duchenne clinical trial for which $1.1 million was received by Capricor on November 4, 2016.

NIH Grant Award (DYNAMIC)

In August 2013, Capricor was approved for a Phase IIB bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the NIH grant, disbursements were made to Capricor over a period of approximately three years, in an aggregate amount of approximately $2.9 million, subject to annual and quarterly reporting requirements. The full award of $2.9 million has been disbursed under the terms of the NIH grant award.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH for development to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as successful completion of the study objectives. As of September 30, 2016, no disbursements have been made under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of September 30, 2016, approximately $63,186 has been incurred under the terms of the award.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of September 30, 2016.

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

CIRM Grant Award

Capricor will account for the disbursements under its CIRM Award as long-term liabilities. Capricor will recognize the CIRM grant disbursements as a liability as the principal is disbursed rather than recognizing the full amount of the grant award. After completing the CIRM funded research project and after the award period end date, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and the stage of development at the time the election is made. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than income.

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

Research and Development Expenses and Accruals

R&D expenses consist primarily of salaries and related personnel costs, supplies, clinical trial costs, patient treatment costs, consulting fees, costs of personnel and supplies for manufacturing, costs of service providers for pre-clinical, clinical and manufacturing, and certain legal expenses resulting from intellectual property prosecution, stock compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates. Except for certain capitalized intangible assets, R&D costs are expensed as incurred.

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

Warrant Liability

We previously accounted for warrants issued in connection with the financing we completed in April 2012 and the embedded derivative warrant liability contained in the secured convertible promissory notes we issued in March 2013, or the 2013 Notes, in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at September 30, 2016, and no such liability has been reflected on the consolidated balance sheet.

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

Restricted Cash

We have two awards with CIRM designated for specific use, a Loan Agreement in connection with the ALLSTAR Phase II clinical trial and the CIRM Award related to the HOPE Phase I/II clinical trial. Restricted cash represents funds received under these awards which are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when we deem certain costs are attributable to the respective award.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2016, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $21.1 million. Additionally, as of September 30, 2016, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short term United States treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

4.3	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

4.4	First Amendment to the Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

4.5	Registration Rights Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

4.6	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Second Amendment to Amended and Restated Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center.*†

10.2	Third Amendment to Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center.*†

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2015 through September 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

† The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: November 14, 2016	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Leland Gershell, M.D., Ph.D.
Leland Gershell, M.D., Ph.D.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

4.3	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

4.4	First Amendment to the Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

4.5	Registration Rights Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

4.6	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Second Amendment to Amended and Restated Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center.*†

10.2	Third Amendment to Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center.*†

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2015 through September 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

† The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

