Form 10-K
period 2016-12-31
CAPRICOR THERAPEUTICS, INC.
filed 2017-03-16
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2016

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

As of June 30, 2016: $32,566,107

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 14, 2017, there were 21,399,019 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

References to “the Company,” “Capricor Therapeutics,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Capricor Therapeutics, Inc., a Delaware corporation, and its subsidiaries, unless the context indicates otherwise.

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results and pre-clinical studies. Data obtained from such clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Readers are expressly advised to review and consider certain risk factors, which include risks associated with (1) our ability to successfully conduct clinical and pre-clinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop, manufacture and market our product candidates, (3) our ability to raise additional capital or to license our products on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to identify and obtain additional product candidates, (6) our ability to raise enough capital to fund our operations, (7) our ability to protect our intellectual property rights, and (8) our compliance with legal and regulatory requirements as a public company. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to announce publicly revisions to any of our forward-looking statements, whether resulting from new information, future events or otherwise.

The following discussion should be read together with our consolidated financial statements and related consolidated notes contained in this Annual Report on Form 10-K. Results for the year ended December 31, 2016 are not necessarily indicative of results that may be attained in the future.

PART I

ITEM 1. BUSINESS

Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the discovery, development and commercialization of first-in-class biological therapies for the treatment of cardiac and other medical conditions.

We were originally incorporated in Delaware in August 2005 under the name Nile Pharmaceuticals, Inc. and we changed our name to Nile Therapeutics, Inc., or Nile, in January 2007. On November 20, 2013, pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of July 7, 2013, as amended by that certain First Amendment to Agreement and Plan of Merger and Reorganization dated as of September 27, 2013, or as amended, the Merger Agreement, by and among Nile, Nile’s wholly-owned subsidiary, Bovet Merger Corp., a Delaware corporation, or Merger Sub, and Capricor, Inc., or Capricor, a Delaware corporation, Merger Sub merged with and into Capricor and Capricor became a wholly-owned subsidiary of Nile (referred to herein as the Merger). Immediately prior to the effective time of the Merger and in connection therewith, Nile filed certain amendments to its certificate of incorporation which, among other things, (i) effected a 1-for-50 reverse split of its common stock, (ii) changed its corporate name from “Nile Therapeutics, Inc.” to “Capricor Therapeutics, Inc.,” and (iii) effected a reduction in the total number of authorized shares of common stock from 100,000,000 to 50,000,000, and a reduction in the total number of authorized shares of preferred stock from 10,000,000 to 5,000,000.

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

Our Strategy

Our strategy is to discover, develop and commercialize first-in-class biological therapies for the treatment of cardiac and other medical conditions. Our drug candidates in active development consist of CAP-1002 (allogeneic cardiosphere-derived cells, or CDCs) and CAP-2003 (CDC exosomes).

We are developing CAP-1002 for the treatment of certain conditions that result from damage to the heart muscle. We have conducted the DYNAMIC trial, a Phase I clinical trial of CAP-1002 in subjects with advanced heart failure, and we are currently conducting the ALLSTAR trial, a Phase II clinical trial of CAP-1002 in subjects who have suffered a myocardial infarction, or MI, which is commonly known as a heart attack. We are also currently conducting the HOPE trial, a Phase I/II clinical trial of CAP-1002 in subjects with heart disease associated with Duchenne muscular dystrophy, or DMD.

We are developing CAP-2003 for the treatment of certain cardiac and inflammatory conditions. CAP-2003 is currently in pre-clinical development and we expect to submit an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or the FDA, in the second half of 2017.

These programs represent our core technology and products.

Background on Heart Disease, Heart Failure, and Duchenne Muscular Dystrophy

Heart Disease

Heart disease is the number one cause of death in the United States and in the world. According to the American Heart Association, an estimated 85 million people in the U.S. have some form of heart disease, representing over $207 billion in direct and indirect costs annually. Despite the availability of a variety of medical and surgical options by which many types of heart disease and the oft-associated adverse neurohormonal response may be managed, including medications such as beta-blockers, calcium channel blockers, angiotensin modulators, and aldosterone receptor antagonists and including implanted devices such as coronary stents, implanted pacemakers, resynchronization therapy and cardioverter-defibrillators, their collective ability to adequately address the heart disease population is limited by their degrees and durabilities of benefit as well as their tolerabilities and other risks. None of these interventions have reliably been shown to correct the underlying disease process, an important deficiency given the progressive nature of many types of heart disease. Mechanical circulatory support, and for selected patients, heart transplantation, may ultimately be necessary in those cases in which the utility of more conservative options is no longer sufficient.

The most common form of heart disease is coronary heart disease, characterized by a buildup of plaque inside the coronary arteries which supply blood to the heart. Plaque consists of fat, cholesterol, calcium, and other substances found in the blood. The plaque can eventually burst, tear or rupture, creating a “snag” where a blood clot forms and blocks blood flow in the artery, depriving part of the heart of oxygen and nutrients. If the flow of blood is not restored within a few minutes, heart muscle cells in the area of the blocked artery will die. This acute event is known as a myocardial infarction, the medical term for a heart attack. The area of infarct is eventually replaced by a permanent and non-contractile collagen scar that can adversely impact heart function. The size of the resulting scar has been shown to correlate with the pump function of the heart, with larger scars predicting worse outcomes. Despite best available therapy, patients who suffer an MI often continue to experience degeneration or weakening of their heart muscle, which can lead to heart failure and a shortened lifespan.

According to the American Heart Association, coronary heart disease afflicts over 15 million people in the U.S. and causes nearly 50% of heart disease deaths. In 2010, coronary heart disease was responsible for 1.3 million hospital stays. In 2011, heart attacks and coronary heart disease were two of the ten most expensive causes of hospitalization. Coronary heart disease is the most common cause of MI, which strikes approximately 750,000 Americans each year, often leading to repeated hospitalizations, a decrease in quality of life, and premature death. More than seven million people in the U.S. have had a heart attack.

Heart Failure & Dilated Cardiomyopathy

Heart failure, or HF, is a progressive condition in which the heart is unable to pump sufficiently to maintain blood flow to meet the body's needs. When the heart does not circulate blood adequately, the kidneys receive less blood and filter less fluid out of the circulation into the urine. The extra fluid in the circulation may build up in the lungs, the liver and in the legs. Signs and symptoms commonly include shortness of breath, progressive tiredness, and leg swelling, and can make everyday activities more difficult or impossible.

Dilated cardiomyopathy is a common cause of heart failure and is primarily characterized by the enlargement and weakening of the heart’s left ventricle, its main pumping chamber. The left ventricle becomes enlarged, or dilated, and cannot pump blood to the body with as much force as a healthy heart. Conditions such as coronary heart disease and MI, as well as viral infections, can cause dilated cardiomyopathy. While many people with dilated cardiomyopathy have minor or no symptoms, other people develop symptoms that may progress and worsen as heart failure worsens.

According to the American Heart Association, heart failure affects over five million Americans and is the fastest-growing clinical cardiac condition in the United States. The number of U.S. adults with heart failure is expected to increase to approximately eight million by 2030. Heart failure is responsible for over one million hospital admissions each year in the U.S. and generates annual inpatient costs of more than $20 billion. Among patients older than 65 years, heart failure is the most frequent cause of hospitalization. Of those patients who have been admitted, approximately 24% are re-hospitalized in one month and approximately 50% are re-hospitalized in six months.

Duchenne Muscular Dystrophy

DMD is a rare form of muscular dystrophy which results in muscle degeneration and premature death. DMD affects approximately 1 in 3,600 male infants worldwide, and it is estimated that approximately 15,000 to 20,000 boys and young men are living with the disease in the U.S. DMD results from the lack of functional dystrophin protein caused by a gene mutation. The lack of dystrophin, an important structural component of muscle cells, causes them to have increased susceptibility to damage and to progressively die. Patients with DMD experience progressive muscle weakness starting at an early age, loss of ambulation in the first decade of life, and eventual respiratory and cardiac failure. Their lifespan is abbreviated and averages less than three decades.

In DMD patients, heart muscle cells progressively die and are replaced with scar tissue. This cardiomyopathy eventually leads to heart failure, which is currently the leading cause of death among those with DMD. There are no therapies that are currently approved to treat cardiomyopathy secondary to DMD.

Our Technology

Our core therapeutic technology is based on the cardiosphere-derived cell, or CDC, a type of cardiac progenitor cell that composes a minor fraction of the cardiac muscle cell population and was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since their initial report in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to approximately 140 human subjects across several clinical trials. We are currently developing allogeneic CDCs (CAP-1002) as a product candidate for the treatment of cardiac disorders as well as exosomes produced by CDCs (CAP-2003) as a product candidate for the treatment of certain cardiac and inflammatory conditions.

Cardiosphere-Derived Cells

Preclinical and clinical data support the therapeutic concept of administering CDCs as a means to address conditions in which the heart muscle has been damaged. Although CDCs that are naturally present in the heart may serve to facilitate the repair of minor injury to the heart muscle as may occur in the course of daily living, for example as a result of intensive exercise, they may be insufficient to counteract catastrophic injury, such as that which occurs in a myocardial infarction, or chronic injury, such as that which occurs in heart failure or in DMD.

In a variety of experimental models of heart injury, CDCs have been shown to stimulate cell proliferation and blood vessel growth, to inhibit programmed cell death and scar formation, and to attract native progenitor cells to the site of injury.

In the CADUCEUS trial, a randomized clinical trial sponsored by Cedars-Sinai Medical Center in collaboration with The Johns Hopkins University and conducted in 25 patients who had recently suffered a heart attack, a single infusion of autologous CDCs (i.e., CDCs derived from the patient’s own heart tissue) into the coronary artery associated with the infarcted region, compared to standard-of-care controls, demonstrated a statistically significant reduction in scar mass and increase viable muscle mass, as assessed by blinded cardiac MRI analysis at six and 12 months of follow-up. This trial was funded by the National Heart Lung and Blood Institute, or the NHLBI, Specialized Centers for Cell-Based Therapy.

In the DYNAMIC trial, an open-label, single administration, ascending dose clinical trial conducted in 14 patients with New York Heart Association, or NYHA, Class III heart failure secondary to dilated cardiomyopathy in which CAP-1002 (allogeneic CDCs, or CDCs derived from donor heart tissue) was infused into each of the three major coronary arteries, a pooled-dose analysis showed that measures of functional status and capacity, cardiac function and dimension, and quality-of-life broadly showed trends of improvement from baseline at six and 12 months of follow-up. These results included the findings of statistically-significant improvements in NYHA Class, left ventricular ejection fraction, or LVEF, and the Minnesota Living with Heart Failure Questionnaire score at six months. The level of significance for LVEF improvement was maintained at 12 months.

CDCs are derived from cardiospheres, or CSps, which are self-assembling multicellular clusters which contain both primitive cells and committed progenitors for the three major cell types present in the heart. Although CSps have been demonstrated to possess regenerative properties in pre-clinical studies, their relatively large size makes them less suitable than CDCs for delivery into the coronary arteries due to the risk of intra-arterial obstruction. CDCs are sufficiently small that, within acceptable dose limits, they can be infused into a coronary artery. Capricor has performed clinical studies to establish the range of CDC dose levels that appear to be safe to deliver to the heart.

While CSps and their respective CDCs may originate from either a deceased human donor (allogeneic source) or from heart tissue taken directly from recipient patients themselves (autologous source), the methods for manufacturing CDCs from either source are similar.

Capricor’s proprietary methods are focused on producing therapeutic doses of CDCs to boost the regenerative capacity of the heart, with the goal of improving cardiac function. Capricor has exclusively licensed intellectual property covering CDCs and CSps from three academic institutions and is also pursuing its own intellectual property rights relating to these product candidates.

Cardiosphere-Derived Cell Exosomes

Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles” that are secreted by essentially all cells and contain bioactive molecules, including proteins, RNAs and microRNAs. They act as messengers to regulate the functions of neighboring cells, and pre-clinical research has shown that exogenously-administered exosomes can direct or, in some cases, re-direct cellular activity, thereby supporting their therapeutic potential. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them an exciting, emerging class of potential therapeutic agents. Exosomes are a cell-free substance and may be stored, handled, reconstituted, and administered in similar fashion to common biopharmaceutical products such as antibodies.

Exosomes secreted by CDCs, or CDC exosomes, are capable of producing the effects observed with CDCs themselves, including anti-inflammatory, anti-angiogenic, anti-apoptotic, and anti-fibrotic effects. In pre-clinical models of ischemic heart disease, CDC exosomes prompt myocardial regeneration as well as various structural and functional improvements within the heart. These findings suggest that CDC exosomes may serve as a critical mediator of the actions of CDCs, and support the concept of their development as a therapeutic agent.

Our Product Candidates

We have four drug candidates, two of which are in various stages of active development. Our current research and development efforts are focused on CAP-1002 and CAP-2003. CAP-1002 is the subject of two ongoing clinical trials, and we expect to enter CAP-2003 into clinical development in the second half of 2017. CAP-1001 (autologous CDCs) was the subject of the CSMC and JHU-sponsored Phase I CADUCEUS trial and is not in active development. Both CAP-1002 and CAP-1001 are derived from CSps, and we do not plan to develop CSps as a therapeutic.

The following table summarizes our active product development programs:

Product	Indication/Population	Development Stage	Commercial Rights*
CAP-1002	Post-Myocardial Infarction with Cardiac Dysfunction	Phase II	Capricor

	Advanced Heart Failure	Phase I completed	Capricor

	Duchenne Muscular Dystrophy-Associated Cardiomyopathy**	Phase I/II	Capricor

CAP-2003	Inflammatory conditions	Preclinical	Capricor

	Hypoplastic Left Heart Syndrome (HLHS)	Preclinical	Capricor

*Janssen Biotech, Inc. has an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic CDCs in the field of cardiology, except as may otherwise be agreed with respect to certain indications to be determined.

** FDA has granted Orphan Drug designation to CAP-1002 for the treatment of DMD.

CAP-1002:

We are currently conducting two clinical trials of our lead product candidate, CAP-1002: the Phase II portion of the Phase I/II ALLSTAR trial in patients who have had an MI, and the Phase I/II HOPE-Duchenne trial in patients with DMD-associated cardiomyopathy. We have completed the Phase I portion of the Phase I/II DYNAMIC trial in patients with advanced heart failure.

Phase I/II ALLSTAR Clinical Trial

The Phase I portion of the ALLSTAR trial was a 14-patient, open-label, dose-escalation study that was conducted to evaluate the clinical safety of CAP-1002. Each patient received a single infusion of CAP-1002 into the coronary artery most closely associated with the location of their MI, at a dose level of either 12.5 million or 25 million cells. The primary safety endpoints focused on the potential adverse effects of CAP-1002 delivery, including potential immunologic consequences of infusing cells that had originated from an unrelated donor. Enrollment was completed in October 2013. Event rates observed for each of the four pre-specified safety endpoints (acute myocarditis possibly attributable to CAP-1002; death due to ventricular tachycardia or ventricular fibrillation; sudden death; and major adverse cardiac events) were 0% over one and 12 months following CAP-1002 infusion.

Updated preliminary 12-month magnetic resonance imaging, or MRI, data revealed that those Phase I patients who would have been eligible for randomization into the Phase II clinical study by virtue of dose and tissue type compatibility exhibited a reduction in infarct, or scar, size of 15% from baseline. These data also indicated a 4% improvement from baseline in ejection fraction, a global measure of the heart's pumping ability. Measurements of viable mass and regional function also showed quantifiable improvements. This Phase I study was funded in large part by a grant received from the National Institutes of Health, or NIH.

In December 2013, the Gene and Cell Therapy Data Safety Monitoring Board of the NHLBI notified Capricor that it had had met its safety endpoints and that Capricor was cleared to begin the Phase II portion of the ALLSTAR trial.

Capricor began enrollment of the Phase II ALLSTAR study in the first quarter of 2014. This randomized, double-blind, placebo-controlled trial is designed to determine if treatment with CAP-1002 can reduce scar size in patients who have suffered an MI. At the time of randomization, patients were stratified into one of two cohorts according to the time since the occurrence of their MI (either 30 to 90 days after the MI, or greater than 90 days up to one-year after the MI). Following infusion, patients are to be followed for periodic evaluations over the course of one year. As such, CAP-1002 is being evaluated in the setting of both acute MI, in which the scar has recently formed, and chronic MI, in which the scar is more established. Patients were randomized in a 2:1 ratio to receive an infusion of CAP-1002 (25 million cells) or placebo, respectively, into the coronary artery most closely associated with the region of their MI. The trial is powered to detect a reduction in scar size, relative to placebo, as measured by MRI at the 12-month follow-up. In addition to evaluating CAP-1002 according to changes in scar size, ALLSTAR will also evaluate CAP-1002 according to a variety of clinical and quality of life endpoints. The Phase II portion of the ALLSTAR trial is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

Based on information available to us at the start of enrollment into the Phase II ALLSTAR trial, we initially designed this study to enroll up to 300 patients. Following the completion of statistical modeling of the design of ALLSTAR which incorporated the expanded dataset that had become available from other clinical trials of our CDCs, we elected to decrease the enrollment goal of ALLSTAR to approximately 120 patients, a sample size that is expected to maintain sufficient statistical power to detect a reduction in scar size as measured by MRI at 12 months. We have amended our clinical protocol to reflect these changes, which amendment was approved by the Data Safety Monitoring Board and was submitted to the FDA in February 2016.

In October 2016, we announced completion of enrollment of the Phase II portion of the ALLSTAR trial in which 142 subjects were randomized to the active or control treatment groups in a 2:1 ratio, respectively, and of whom 134 received a single infusion of either CAP-1002 or placebo into the infarct-associated coronary artery. Patients in the trial were enrolled at approximately 30 centers in the U.S. and in Canada.

In December 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc., or Janssen. Under the agreement, Janssen has an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic CSps and CDCs in the field of cardiology, except as may otherwise be agreed with respect to certain indications to be determined. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from the Phase II portion of the ALLSTAR clinical trial of CAP-1002. We expect to receive Janssen’s decision with respect to this option in the third quarter of 2017 following the delivery of the six-month results from the ALLSTAR trial.

Phase I/II HOPE-Duchenne Clinical Trial

We are currently conducting the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in approximately 24 patients with cardiomyopathy associated with DMD. Patients were randomized in a 1:1 ratio to receive either CAP-1002 or usual care available for DMD-associated cardiomyopathy. In patients receiving CAP-1002, a dose of 25 million cells was infused into each of the three main coronary arteries (75 million cells total), which allowed for CAP-1002 to be delivered to large areas of the myocardium. Patients are to be followed for periodic evaluations over the course of 12 months. Exploratory efficacy will be evaluated according to several different outcome measures, including cardiac MRI. This study is funded in part through a grant award from CIRM. Those patients who did not receive CAP-1002 may be eligible to receive open-label CAP-1002 after all participants have completed the controlled portion of the study and the Data Safety Monitoring Board has given the recommendation to proceed with the open-label extension. In April 2015, the FDA granted Orphan Drug designation to CAP-1002 for the treatment of DMD.

We announced the completion of enrollment of 25 patients in the HOPE-Duchenne trial in September 2016. To date, the Data Safety Monitoring Board has completed four safety reviews, and following each review, recommended that the trial continue. We expect to report top-line six-month results early in the second quarter of 2017 and report top-line 12-month results in the fourth quarter of 2017.

Additionally, depending upon trial results and available resources, we are planning to expand our CAP-1002 clinical development program in DMD beyond cardiac aspects of the disease. This expansion includes the conduct of a clinical trial which we plan to commence in the second half of 2017, subject to regulatory approval.

Phase I/II DYNAMIC Clinical Trial

The Phase I/II DYNAMIC trial, of which the Phase I portion has concluded, was designed to evaluate the safety and efficacy of CAP-1002 in the treatment of patients with advanced heart failure resulting from dilated cardiomyopathy of either ischemic or non-ischemic origin. This condition is characterized by chronic structural and functional abnormalities present throughout the heart’s contractile tissue. In the DYNAMIC trial, CAP-1002 was infused into all three main coronary arteries to obtain broad exposure. Following infusion, patients were followed for one year. The trial was funded in part through a grant award from the NIH.

We initiated the open-label, dose-escalating Phase I portion of the DYNAMIC trial in December 2014 at a single center, CSMC, and in April 2015, completed enrollment with 14 patients with NYHA Class III heart failure. Each patient was administered CAP-1002 via a one-time, triple coronary infusion at one of several evenly-divided dose levels (37.5 million, 50 million, 62.5 million, or 75 million cells total). Initial top-line six-month results were presented at the American Heart Association’s Annual Scientific Sessions in November 2015. Multi-vessel intracoronary infusion of CAP-1002 in subjects with dilated cardiomyopathy was shown to be safe in this study with no major adverse cardiac events reported at one month or at six months post-infusion. Although this trial was intended as a safety study, the six-month data demonstrated encouraging and congruent preliminary efficacy signals in multiple parameters, including ejection fraction, ventricular volumes, exercise capacity and subjective well-being.

In June 2016, Capricor reported positive 12-month data from the DYNAMIC study. For the 12 patients available for follow-up at one year, improvements from baseline in key cardiac function and dimensional indices that had been observed at six months were directionally maintained. Importantly, the change in median left ventricular ejection fraction from baseline to 12 months maintained its level of statistical significance that was shown at six months (p=0.02 at both time points) and, on an absolute basis, continued to improve from six to 12 months. Of the five NYHA Class III subjects who received the highest dose of CAP-1002 (75 million cells), two subjects improved by two Classes (to Class I) and three improved by one Class (to Class II) at six months. At 12 months, three of these five subjects were assessed as Class I and two as Class II, demonstrating further improvement and indicating durability of the benefit of CAP-1002 on heart failure status for as long as one year following administration. CAP-1002 infusion was well-tolerated in DYNAMIC. Two of the 14 patients, who were in the lower two of the four dose cohorts, died from progressive heart failure approximately one and three months prior to study conclusion. Although we have designed a Phase II study to evaluate CAP-1002 in the heart failure population, at this time we have not made a determination with respect to conducting the Phase II portion of the DYNAMIC trial.

CAP-2003:

CAP-2003 comprises of exosomes secreted by CDCs, and is believed to mediate many of the effects that are observed with these cells, including anti-inflammatory, anti-angiogenic, anti-apoptotic, and anti-fibrotic effects. We are currently conducting studies in pre-clinical models of cardiac, inflammatory and various other conditions to explore the possible therapeutic benefits that CAP-2003 may possess. We are planning to evaluate CAP-2003 in preclinical studies for the treatment of HLHS. We hope to submit an IND for CAP-2003 to enable clinical development in the second half of 2017.

CAP-1001:

CAP-1001 consists of autologous CDCs. This product candidate was evaluated in the randomized, double-blind, placebo-controlled Phase I CADUCEUS clinical trial in patients who had recently experienced an MI. The study was sponsored and conducted by CSMC in collaboration with JHU. Of the 25 patients enrolled, 17 received an intracoronary infusion of CAP-1001 and eight received standard of care. 16 of the 17 patients treated with CAP-1001 showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle at one-year following MI. The eight patients in the control group had no significant change in scar size. The data from CADUCEUS, using autologous CDCs, suggests that CDCs are effective in reducing scar size within several months of a heart attack. The design of our ongoing ALLSTAR trial of CAP-1002, an allogeneic product, is based on the results of CADUCEUS. In addition, ALLSTAR is evaluating the potential efficacy of CAP-1002 in patients between 90 days and one year post-MI, a patient population that CADUCEUS was not designed to study. At present, there is no plan for another clinical trial for CAP-1001.

CSps:

CSps are a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While we consider CSps an important asset, at present there is no plan to develop CSps as a therapeutic agent.

Natriuretic Peptides:

We have recently discontinued further development of two of our former natriuretic peptide product candidates, Cenderitide (CD-NP) and CU-NP, to more efficiently focus our resources and efforts on our cell therapy (CAP-1002) and CDC exosomes (CAP-2003) programs. For additional information, see “Intellectual Property and Proprietary Know-How — Company Technology – Cenderitide and CU-NP” contained in Part I, Item 1 to this Annual Report on Form 10-K and Note 10 to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Intellectual Property and Proprietary Know-How

Our goal is to obtain, maintain and enforce patent rights for our products, formulations, processes, methods of use and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and abroad. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. Even patent protection, however, may not always afford us with complete protection against competitors who seek to circumvent our patents. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure and use of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions relevant to our technologies and important to our business.

The development of complex biotechnology products such as ours typically includes the early discovery of a technology platform – often in an academic institution – followed by increasingly focused development around a product opportunity, including identification and definition of a specific product candidate and development of scalable manufacturing processes, formulation, delivery and dosage regimens. As a result, biotechnology products are often protected by several families of patent filings that are made at different times in the development cycle and cover different aspects of the product. Earlier filed broad patent applications directed to the discovery of the platform technology thus usually expire ahead of patents covering later developments such as scalable manufacturing processes and dosing regimens. Patent expirations on products may therefore span several years and vary from country to country based on the scope of available coverage. Our issued patents would expire as early as 2024 and as late as 2031 upon payment of patent maintenance fees. There are also limited opportunities to obtain extensions of patent terms in certain countries.

Capricor’s Technology - CAP-1002, CAP-1001, CSps and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to cardiac-derived cells with Università Degli Studi Di Roma La Sapienza, or the University of Rome, JHU and CSMC. In addition, Capricor has filed patent applications related to enhancements or validation of the technology developed by its own scientists.

University of Rome License Agreement

Capricor and the University of Rome entered into a License Agreement, dated June 21, 2006, or the Rome License Agreement, which provides for the grant of an exclusive, world-wide, royalty-bearing license by the University of Rome to Capricor (with the right to sublicense) to develop and commercialize licensed products under the licensed patent rights in all fields. With respect to any new or future patent applications assigned to the University of Rome utilizing cardiac stem cells in cardiac care, Capricor has a first right of negotiation for a certain period of time to obtain a license thereto.

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

The Johns Hopkins University License Agreement

Capricor and JHU entered into an Exclusive License Agreement, effective June 22, 2006, or the JHU License Agreement, which provides for the grant of an exclusive, world-wide, royalty-bearing license by JHU to Capricor (with the right to sublicense) to develop and commercialize licensed products and licensed services under the licensed patent rights in all fields and a nonexclusive right to the know-how. In May 2009, the JHU License Agreement was amended to add additional patent rights to the JHU License Agreement in consideration of a payment to JHU and reimbursement of patent costs. Capricor and JHU executed a Second Amendment to the JHU License Agreement, effective as of December 20, 2013, pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified.

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

Cedars-Sinai Medical Center License Agreements

License Agreement for CDCs

On January 4, 2010, Capricor entered into an Exclusive License Agreement with CSMC, or the Original CSMC License Agreement, for certain intellectual property rights. In 2013, the Original CSMC License Agreement was amended twice resulting in, among other things, a reduction in the percentage of sublicense fees which would have been payable to CSMC. Effective December 30, 2013, Capricor entered into an Amended and Restated Exclusive License Agreement with CSMC, or the Amended CSMC License Agreement, pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified.

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

Pursuant to the Original CSMC License Agreement, CSMC was paid a license fee and Capricor was obligated to reimburse CSMC for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor is required to meet certain spending and development milestones. The annual spending requirements range from $350,000 to $800,000 each year between 2010 and 2017 (with the exception of 2014, for which there was no annual spending requirement).

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

On August 5, 2016, Capricor and CSMC entered into a Second Amendment to the Amended CSMC License Agreement, or the Second License Amendment, pursuant to which the parties agreed to add certain patent families to the schedule of patent rights set forth in the agreement. Under the Second License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes two additional patent family applications; (ii) Capricor paid an upfront fee of $2,500; and (iii) Capricor reimbursed CSMC approximately $10,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent families.

License Agreement for Exosomes

On May 5, 2014, Capricor entered into an Exclusive License Agreement with CSMC, or the Exosomes License Agreement, for certain intellectual property rights related to exosomes technology. The Exosomes License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license by CSMC to Capricor (with the right to sublicense) in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how. In addition, Capricor has the exclusive right to negotiate for an exclusive license to any future rights arising from related work conducted by or under the direction of Dr. Eduardo Marbán on behalf of CSMC. In the event the parties fail to agree upon the terms of an exclusive license, Capricor shall have a non-exclusive license to such future rights, subject to royalty obligations.

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

On February 27, 2015, Capricor and CSMC entered into a First Amendment to Exosomes License Agreement, or the First Exosomes License Amendment. Under the First Exosomes License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes four additional patent applications; (ii) Capricor was required to pay CSMC an upfront fee of $20,000; (iii) Capricor is required to reimburse CSMC approximately $34,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iv) Capricor is required to pay CSMC certain defined product development milestone payments upon reaching certain phases of its clinical studies and upon receiving approval for a product from the FDA. The product development milestones range from $15,000 upon the dosing of the first patient in a Phase I clinical trial of a product to $75,000 upon receipt of FDA approval for a product.  The maximum aggregate amount of milestone payments payable under the Exosomes License Agreement, as amended, is $190,000.

On June 10, 2015, Capricor and CSMC entered into a Second Amendment to Exosomes License Agreement, thereby amending the Exosomes License Agreement further to add an additional patent application to the Schedule of Patent Rights.

On August 5, 2016, Capricor and CSMC entered into a Third Amendment to the Exosomes License Agreement, or the Third Exosomes License Amendment pursuant to which the parties agreed to add certain patent families to the schedule of patent rights under the agreement. Under the Third Exosomes License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes two additional patent family applications; (ii) Capricor paid CSMC an upfront fee of $2,500; and (iii) Capricor reimbursed CSMC approximately $16,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent families.

Collaboration Agreement with Janssen Biotech, Inc.

On December 27, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option, or the Janssen Agreement, with Janssen, a wholly-owned subsidiary of Johnson & Johnson. Under the terms of the Janssen Agreement, Capricor and Janssen agreed to collaborate on the development of Capricor’s cell therapy program for cardiovascular applications, including its lead product candidate, CAP-1002. Capricor and Janssen further agreed to collaborate on the development of cell manufacturing in preparation for future clinical trials. Under the Janssen Agreement, Capricor was paid $12.5 million, and Capricor agreed to contribute to the development of a chemistry, manufacturing and controls package. In addition, Janssen has the exclusive right to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic CSps and CDCs in the field of cardiology, except as may otherwise be agreed with respect to certain indications to be determined. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from Phase II of Capricor’s ALLSTAR clinical trial for CAP-1002. If Janssen exercises its option rights, Capricor would receive an upfront license fee and additional milestone payments, which may total up to $325.0 million. In addition, a royalty ranging from a low double-digit percentage to a lower-end of a mid-range double-digit percentage would be paid on sales of licensed products.

Company Technology – Cenderitide and CU-NP

The Company entered into an exclusive license agreement for intellectual property rights related to natriuretic peptides with the Mayo Foundation for Medical Education and Research, or Mayo, a Clinical Trial Funding Agreement with Medtronic, Inc., or Medtronic, and a Transfer Agreement with Medtronic, all of which also include certain intellectual property licensing provisions.

Mayo License Agreement

The Company and Mayo previously entered into a Technology License Agreement with respect to Cenderitide on January 20, 2006, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on September 21, 2007, and which was amended on June 2, 2008, or as so amended, the CD-NP Agreement. On June 13, 2008, the Company and Mayo entered into a Technology License Agreement with respect to CU-NP, or the CU-NP Agreement, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008. On November 14, 2013, the Company entered into an Amended and Restated License Agreement with Mayo, or the Amended Mayo Agreement. The Amended Mayo Agreement amended and restated in its entirety each of the CD-NP Agreement and the CU-NP Agreement, and created a single amended and restated license agreement between the Company and Mayo with respect to CD-NP and CU-NP.

On February 13, 2017, the Company provided Mayo with a notice of termination of the Amended Mayo Agreement pursuant to Section 7.03 of the Amended Mayo Agreement, thereby relinquishing all rights previously licensed by Mayo to Capricor with respect to CD-NP and CU-NP. The Company provided 90 days’ notice of the effectiveness of termination, but Mayo has indicated to the Company that it considers the Amended Mayo Agreement to be terminated as of February 14, 2017 due to an ongoing dispute with Mayo regarding the payment of certain fees incurred in the prosecution of the intellectual property rights licensed by Mayo to the Company, which fees the Company does not deem to be material in amount. The Company elected to terminate the Amended Mayo Agreement so we may focus our resources and efforts on our cell therapy (CAP-1002) and CDC exosomes (CAP-2003) programs.

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

The agreement provided that intellectual property conceived in or otherwise resulting from the performance of the Phase I clinical trial will be jointly owned by the Company and Medtronic, or the Joint Intellectual Property, and that the Company is to pay royalties to Medtronic based on the net sales of a product covered by the Joint Intellectual Property.  The agreement further provided that, if the parties fail to enter into a definitive commercial license agreement with respect to Cenderitide, each party will have a right of first negotiation to license exclusive rights to any Joint Intellectual Property.

Pursuant to its terms, the agreement expired in February 2012, following the completion of the Phase I clinical trial and the delivery of data and reports related to such study. Although the Medtronic agreement expired, there are certain provisions that survive the expiration of the agreement, including the obligation to pay royalties on products that might be covered by the Joint Intellectual Property. The Company and Medtronic subsequently entered into a Transfer Agreement, described below.

Medtronic Transfer Agreement

On October 8, 2014, the Company entered into a Transfer Agreement, or the Transfer Agreement, with Medtronic to acquire patent rights relating to the formulation and pump delivery of natriuretic peptides. Pursuant to the Transfer Agreement, Medtronic has assigned to the Company all of its right, title and interest in all natriuretic peptide patents and patent applications previously owned by Medtronic or co-owned by Medtronic and the Company, or the Natriuretic Peptide Patents. Under the Transfer Agreement, the Company received all rights to the Natriuretic Peptide Patents, including the right to grant licenses and to make assignments without approval from Medtronic.

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

In light of our decision to terminate our development program with respect to natriuretic peptides, the Company is now considering whether or not to cease prosecution of some or all of the Natriuretic Peptide Patents and has offered to reassign to Medtronic rights to certain patent applications obtained through the Transfer Agreement.

Manufacturing

Capricor presently maintains its laboratory and research facilities in leased premises located at CSMC, or the CSMC Lease. We presently manufacture CAP-1002 and CAP-2003 in a facility which is owned by and located within CSMC and in which we believe we follow good manufacturing practices, but which is not a current Good Manufacturing Practice, or cGMP, approved facility. Capricor manufactured CAP-1002 at this facility for its ongoing ALLSTAR and HOPE-Duchenne clinical studies. Capricor has commenced discussions on an amendment to the CSMC Lease with CSMC to extend the term of the CSMC Lease and include the manufacturing facility within its provisions. If CSMC revokes its permission to allow Capricor to utilize the manufacturing facility, Capricor would have to secure alternative facilities in which to manufacture its products, which would involve a significant monetary investment and would negatively impact the progress of our planned clinical trials and regulatory approvals. In addition, we would have to establish a collaboration agreement with a third party or build out our own manufacturing facility for any Phase III trial. We are actively in discussions with third parties regarding a potential technology transfer of our cell manufacturing processes in anticipation of potential advanced clinical studies and commercialization.

In addition to manufacturing CAP-1002 for its own clinical trials, Capricor has agreed, subject to final documentation, to provide CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses and will receive a negotiated amount of monetary compensation therefor.

CAP-1001:

The manufacturing process for CAP-1001 begins with a biopsy of cardiac tissue from the patient taken during a simple outpatient procedure. This tissue is taken to the lab where the cells are isolated, expanded, and processed through a series of proprietary unit operations. After release testing and quality review of the manufacturing data, this drug product is then administered into the same patient. The time frame for autologous manufacturing is approximately 6-8 weeks post-biopsy until the product can be administered to the patient.

CAP-1002:

The general process for manufacturing CAP-1002 differs very little from the CAP-1001 process, except that it can be executed at a significantly larger scale. This is because the starting material is from an entire heart taken from a donor that was collected from an organ procurement organization, or OPO, rather than a small biopsy taken from the patient. After expanding, processing, release testing and quality review, the CAP-1002 product becomes available for administration to patients. CAP-1002 is cryo-preserved, enabling us to produce large lots that can be frozen and then administered to patients as needed.

CAP-2003:

The process for manufacturing CAP-2003 starts with the proprietary process of creating a cell bank from donor heart tissue through the expansion of CDCs. Afterwards, exosomes are isolated from the expanded CDCs. After these exosomes are prepared, formulated, filled, tested, and validated, the exosomes product becomes available for therapeutic use. We believe that the allogeneic, acellular nature of exosomes enables us to potentially create a commercially scalable cell-derived product.

Research and Development

Capricor’s research and development program has been advanced in part through federal and state grants and loan awards totaling over approximately $30.0 million to date. Our ongoing research and development activities primarily concern CDCs and CDC exosomes, and are focused on the characterization of their composition and actions, the evaluation of their therapeutic potential in selected disease settings, the development of next generation product candidates, and the identification of new technologies and indications. Capricor spent approximately $16.0 million and $13.8 million on research and development activities for the years ended December 31, 2016 and 2015, respectively.

Competition

We are engaged in fields that are characterized by extensive worldwide research and competition by pharmaceutical companies, medical device companies, specialized biotechnology companies, hospitals, physicians and academic institutions, both in the United States and abroad. The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of the organizations competing with us have substantially greater financial resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies, and research organizations actively engaged in research and development of products which may target the same indications as our product candidates. We expect any future products and product candidates we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects, and convenience of treatment procedures. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. The drugs that we are attempting to develop will have to compete with existing therapies. Our future success will depend in part on our ability to maintain a competitive position with respect to evolving cell therapy and exosome technologies. There can be no assurance that existing or future therapies developed by others will not render our potential products obsolete or noncompetitive. In addition, companies pursuing different but related fields represent substantial competition. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve a pending new drug application, or NDA, or a pending biologics license application, or BLA, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

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

The results of the pre-clinical and clinical testing, chemistry, manufacturing and control information, proposed labeling and other information are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to begin commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information in a Complete Response Letter, or CRL, or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of an NDA or BLA and may require additional testing. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications, and sometimes with specified post-marketing commitments and/or distribution and use restrictions imposed under a Risk Evaluation and Mitigation Strategy program. Any approval required from the FDA might not be obtained on a timely basis, if at all.

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

Additionally, we will have to establish a collaboration agreement with a third party or build out our own manufacturing facility to support for a Phase III trial, or other registration trial or for commercialization purposes.

Corporate Information

Our corporate headquarters are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our internet address is www.capricor.com. The information on, or accessible through, our website is not part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Employees

Currently, we have 38 full-time employees and two part-time employees, although several of our full time employees also perform part-time services for CSMC, including our Chief Executive Officer, Linda Marbán, Ph.D., and our Chief Medical Officer, Deborah Ascheim, M.D., both of whom provide services on a minimal part-time basis to CSMC. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We have also retained several consultants to serve in various operational and administrative positions. Certain officers of Capricor are also serving as officers of the Company.

Description of Property

We do not own any real property. Our principal offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Capricor leases space for its corporate offices pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The monthly lease payment was $16,620 per month for the first twelve months of the term and increased to $17,285 per month for the second twelve months of the term. On March 3, 2015, Capricor executed a Second Amendment to Lease, or the Second Lease Amendment, with The Bubble Real Estate Company, LLC, pursuant to which (i) additional space was added to the Company’s corporate office lease and (ii) the Company exercised its option to extend the lease term through June 30, 2016. Under the terms of the Second Lease Amendment, commencing February 2, 2015, the base rent was $17,957 for one month, and, commencing March 2, 2015, the base rent increased to $21,420 per month for four months. Commencing July 1, 2015, the base rent increased to $22,111 per month for the remainder of the lease term. On May 25, 2016, Capricor entered into a Third Amendment to Lease, or the Third Lease Amendment, with The Bubble Real Estate Company, LLC. Under the terms of the Third Lease Amendment, the lease term commenced on July 1, 2016 and will end on December 31, 2018. Commencing July 1, 2016, the base rent increased to $22,995 per month for the first twelve months of the term, will increase to $23,915 per month for the second twelve months of the term, and, thereafter, will increase to $24,872 for the remainder of the lease term.

Capricor currently leases two research laboratories from CSMC under the terms of a three-year lease which expires on June 1, 2017. The rent expense for the first six-month period was approximately $15,461 per month. Commencing with the seventh month of the lease term, the rent expense increased to approximately $19,350 per month. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. Capricor is currently in discussions with CSMC regarding an amendment to extend the term of the CSMC Lease and include the manufacturing facility within its provisions.

With permission from CSMC, Capricor presently manufactures CAP-1002 and CAP-2003 in a facility which is owned by and located within CSMC. Our laboratories and manufacturing facility are located at 8700 Beverly Blvd., Los Angeles, California 90048. As our operations expand, we expect our space requirements and related expenses to increase.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As of December 31, 2016, we had cash and cash resources, including marketable securities and restricted cash, totaling approximately $17.5 million. We have not generated any product revenues, and we will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the U.S. Food and Drug Administration, or FDA, or other regulatory authorities.

From inception, we have financed our operations through public and private sales of our equity and debt securities, grants from the National Institutes of Health, or NIH, and the Department of Defense, or DoD, and a loan commitment and grant award from the California Institute for Regenerative Medicine, or CIRM. In December 2013 we also entered into a collaboration agreement with Janssen Biotech, Inc., or Janssen, which provided funding for the development of our cell manufacturing program, including CAP-1002. As we have not generated any revenue from operations to date and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our long-term plans for clinical trials and new product development.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we further the development of our exosomes program and conduct additional studies with CAP-1002. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies beyond those that we currently anticipate, which may also delay the timing of any potential product approval. Other than our cash on hand and the funds expected to be received from our supplying product for clinical trials sponsored by third parties, our CIRM loan commitment, CIRM grant award and the DoD grant award, we currently have no commitments or arrangements for any additional financing to fund the research and development of CAP-1002 or CAP-2003.

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

Given our capital constraints, we need to prioritize spending on our clinical and pre-clinical programs. If we are unable to raise sufficient funds to support our current and planned operations, we may elect to discontinue certain of our ongoing activities or programs. For example, we recently discontinued development of two of our former natriuretic peptide product candidates, Cenderitide (CD-NP) and CU-NP, to more efficiently focus our resources and efforts on our CAP-1002 and CAP-2003 programs. Our inability to raise additional funds could also prevent us from taking advantage of opportunities to pursue promising new or existing programs in the future.

Our forecasts regarding our beliefs in the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

19

•

the scope, rate of progress, cost and results of our research and development activities, especially our ALLSTAR clinical trial, our HOPE-Duchenne trial, our planned Duchenne muscular dystrophy, or DMD, program and our planned exosomes program;

•	the continued availability of funding from the NIH, DoD and CIRM;
•	the costs of developing adequate manufacturing processes and facilities;
•	the costs and timing of regulatory approval;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs and risks involved in conducting clinical trials and manufacturing operations internationally;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;
•	the cost and timing of completion of clinical and commercial-scale outsourced manufacturing activities; and
•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

We have a history of net losses, expect to continue to incur substantial and increasing net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report on Form 10-K:

•	our need for substantial additional capital to fund our development programs;
•	delays in the commencement, enrollment, and timing of clinical testing;
•	the success of our ALLSTAR and HOPE-Duchenne clinical trials through all stages of clinical development;
•	the viability of CAP-1002 as a potential product candidate for the treatment of DMD and the success of all stages of its pre-clinical and clinical development;

•	the viability of CAP-2003 as a potential product candidate and the success of all stages of its pre-clinical and clinical development;
•	any delays in regulatory review and approval of our product candidates in clinical development;
•	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
•	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;
•	regulatory difficulties relating to products that are in development or which may receive regulatory approval;
•	market acceptance of our product candidates;
•	our ability to establish an effective sales and marketing infrastructure once our products are commercialized or to establish partnerships with other companies who have greater sales and marketing capabilities;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	competition from existing products or new products that may emerge;
•	guidelines and recommendations of therapies published by various organizations;
•	the ability of patients to obtain coverage of, or sufficient reimbursement for, our products;

•	our ability to maintain adequate insurance policies;
•	our ability to successfully manufacture our product candidates on a timely basis;
•	our dependency on third parties to formulate and manufacture our product candidates;
•	our ability to maintain our current manufacturing facility and secure other facilities as determined to be necessary;
•	costs related to and outcomes of potential intellectual property litigation;
•	compliance with obligations under intellectual property licenses with third parties;
•	our ability to seek and obtain regulatory approvals for our product candidates;
•	our ability to implement additional internal systems and infrastructure;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	the ability of members of our senior management who have limited experience in managing a public company to manage our business and operations.

The Company’s technology is not yet proven and each of our product candidates is in an early stage of development.

Each of the Company’s two active product candidates, CAP-1002 and CAP-2003, are in an early stage of development and requires extensive clinical testing before it may be approved by the FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The effectiveness of the Company’s technology has not been definitively proven in completed human clinical trials or preclinical studies. The Company’s failure to establish the efficacy of its technology would have a material adverse effect on the Company. We cannot predict with any certainty the results of such clinical testing, including the results of our ALLSTAR trial or our HOPE-Duchenne trial. Additionally, we cannot predict with any certainty if, or when, we might commence any additional clinical trials of our product candidates, or whether our current trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agencies. We are also unable to predict whether our pre-clinical studies of our exosomes product will result in a viable clinical development program.

We may not be able to manage our growth.

Should we achieve our near-term milestones, of which no assurance can be given, our long-term viability will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources, especially if we expand our business and operations internationally. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

Risks Related to Clinical and Commercialization Activities

Our product candidates will require substantial time and resources in order to be developed, and there is no guarantee that we will develop them successfully.

We have not completed the development of any products and may not have products to sell commercially for several years, if at all. Our potential products will require substantial additional research and development time and expense, as well as extensive clinical trials and perhaps additional preclinical testing, prior to commercialization, which may never occur. There can be no assurance that products will be developed successfully, perform in the manner anticipated, or be commercially viable.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to do so, the FDA may not permit us to proceed.

We expect to file a number of investigational new drug applications, or INDs, over the next several years. We expect to submit the first IND for our CAP-2003 product candidate and a potential new IND for our CAP-1002 product candidate by the end of 2017. However, our timing of filing for these INDs is primarily dependent on receiving further data from our preclinical studies, and our timing of filing on all product candidates is subject to further research. Additionally, our submission of INDs is contingent upon having sufficient financial resources to prepare and complete the application.

We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Any IND we submit could be denied by the FDA or the FDA could place any future investigation of ours on clinical hold until we provide additional information, either before or after clinical trials are initiated. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Unfavorable future trial results or other factors, such as insufficient capital to continue development of a product candidate or program, could also cause us to voluntarily withdraw an effective IND.

The Company has limited experience in conducting clinical trials.

The Company has limited human clinical trial experience with respect to its product candidates. The clinical testing process is governed by stringent regulation and is highly complex, costly, time-consuming, and uncertain as to outcome, and pharmaceutical products and products used in the regeneration of tissue may invite particularly close scrutiny and requirements from the FDA and other regulatory bodies. Our failure or the failure of our collaborators to conduct human clinical trials successfully or our failure to capitalize on the results of human clinical trials for our product candidates would have a material adverse effect on the Company. If our clinical trials of our product candidates or future product candidates do not sufficiently enroll or produce results necessary to support regulatory approval in the United States or elsewhere, or if they show undesirable side effects, we will be unable to commercialize these product candidates.

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

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. A clinical trial may be suspended or terminated by the Company, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates. We may be required to withdraw from a clinical trial as a result of changing standards of care, or we may become ineligible to participate in clinical studies. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

•	findings in preclinical studies;
•	reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	obtaining regulatory approval to commence a clinical trial;
•	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;
•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;

•	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size of the patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the inability of the sites to conduct trial procedures properly, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
•	retaining patients who have initiated their participation in a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;
•	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;
•	complying with design protocols of any applicable special protocol assessment we receive from the FDA;
•	severe or unexpected drug-related side effects experienced by patients in a clinical trial;
•	collecting, analyzing and reporting final data from the clinical trials;
•	breaches in quality of manufacturing runs that compromise all or some of the doses made; positive results in FDA-required viral testing; karyotypic abnormalities in our cell product; or contamination in our manufacturing facilities, all of which events would necessitate disposal of all cells made from that source;
•	availability of materials provided by third parties necessary to manufacture our product candidates;
•	availability of adequate amounts of acceptable tissue for preparation of master cell banks for our products;
•	our inability to find a tissue source with an HLA haplotype that is compatible with the recipient, which may lead to limited utility of the product in a broad population; and
•	requirements to conduct additional trials and studies, and increased expenses associated with the services of the Company’s CROs and other third parties.

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

We will need FDA approval to market and sell any of our product candidates in the United States and approvals from FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a new drug application, or NDA, or a biologics license application, or BLA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, testing and manufacturing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review.

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

Even if our clinical trials are completed as planned, including our ALLSTAR and HOPE-Duchenne clinical trials, we cannot be certain that their results will support the claims of our product candidates. Positive results in pre-clinical testing and early clinical trials do not ensure that results from later clinical trials will also be positive, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. A number of companies in the pharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase II or Phase III clinical trials, even after seeing promising results in earlier clinical trials.

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

Despite the results reported in earlier clinical trials for our product candidates, we do not know whether any Phase II, Phase III or other clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates.

CAP-1002 for DMD has received orphan drug status, but we may be unable to maintain or receive the benefits associated with orphan drug status, including market exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a biological product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full Biologics License Application, or BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.

We have received orphan drug status for CAP-1002 for the treatment of DMD, but exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure the availability of sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Even though we have obtained orphan drug designation for CAP-1002 for a select indication, we may be unable to seek or obtain orphan drug designation for our future product candidates and we may not be the first to obtain marketing approval for any particular orphan indication.

Providing product for use in third party trials poses risks to our product candidates.

In addition to manufacturing CAP-1002 for its own clinical trials, Capricor, Inc., or Capricor, has agreed to provide CAP-1002 for investigational purposes, subject to final documentation, in two clinical trials sponsored by CSMC. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses and will receive a negotiated amount of monetary compensation therefor.

Providing product for clinical trials sponsored by third parties poses significant risks for the Company as we will not have control over the conduct of the trial even though we have used our best efforts to ensure that the investigative sites are contractually bound to follow the protocol and other procedures established by Capricor. Additionally, even though the investigative sites have experience in conducting clinical trials, any adverse event that may occur during the trial may have a negative impact on our efforts to obtain regulatory approval for our product. There are no assurances that the clinical trial sites will perform in connection with the protocol, the manuals provided by Capricor or sponsor’s instructions, or act in accordance with applicable law. There is no assurance that if research injuries are incurred, the third party’s insurance carrier will compensate Capricor for any liabilities or other losses sustained by Capricor arising out of these injuries.

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

Risks Related to the Manufacturing of our Product Candidates

We have limited manufacturing capability, and may not be able to maintain our manufacturing licenses.

We presently maintain our laboratories and research facilities in leased premises at Cedars-Sinai Medical Center, or CSMC, in Los Angeles, California. We presently manufacture CAP-1002 and CAP-2003 in a facility which is owned by and located within CSMC and in which we believe we follow good manufacturing practices, but which is not a current Good Manufacturing Practice, or cGMP, approved facility. We manufactured CAP-1002 at this facility for our ALLSTAR Phase I and Phase II trials, our DYNAMIC trial and our HOPE-Duchenne trial. Our plans to use this facility for future trials could change if we decide to expand any of our clinical trials to include international sites, such as in Europe or if we fail to meet the specifications necessary to produce our product in a qualified manner. Currently, we also intend to utilize our premises at CSMC to develop and manufacture CAP-2003. If the CSMC Lease is terminated or if CSMC revokes its permission to allow us to utilize the manufacturing facility, we would have to secure alternative facilities in which to operate our research and development activities and/or manufacture our products, which would involve a significant monetary investment and would negatively impact the progress of our clinical trials and regulatory approvals. In addition, we may have to build out our own manufacturing facility or establish a collaboration agreement with a third party for any Phase III trial, or other registration trial or for commercialization purposes.

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

If we decide to expand one or more of our clinical trials to investigative sites in Europe or other countries outside of the United States, we will have additional regulatory requirements that we will have to meet in connection with our manufacturing, distribution, use of data and other matters. For example, if we decide to conduct our trials in Europe, we will have to either move our manufacturing facility to a facility located in Europe, enter into an agreement with a European manufacturer to manufacture our product candidates for us or enter into an agreement with a domestic manufacturer who maintains an acceptable cGMP facility. Any of those options would involve a significant monetary investment, would involve increased risk and may impact the progress of our clinical trials and regulatory approvals. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following additional risks:

•	We may be unable to identify manufacturers needed to manufacture our product candidates or the necessary delivery devices on acceptable terms or at all, because the number of potential manufacturers is limited, and before obtaining approval of an NDA or BLA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products or the devices intended for use, after receipt of FDA approval, if any.
•	Our third-party manufacturers might be unable to manufacture our product candidates in the volume and of the quality required to meet our clinical and commercial needs, if any.
•	Our third-party manufacturers might be unable to manufacture or supply us with sufficient quantities of delivery devices or acceptable materials necessary for the development or use of our product candidates.
•	Our product candidates may not perform well, or at all, with the devices received from third-party manufacturers.
•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the materials or devices needed to manufacture or utilize our product candidates.
•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and their foreign counterparts to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

The development, manufacturing, distribution, pricing, sale, marketing and reimbursement of our product candidates, together with our general operations, are subject to extensive federal and state regulation in the United States and may be subject to extensive regulation in foreign countries. In addition, our business is complex, involves significant operational risks and includes the use of third parties to conduct business. While we intend to implement numerous risk mitigation measures to comply with such regulations in this complex operating environment, we cannot guarantee that we will be able to effectively mitigate all operational risks. We cannot guarantee that we, our employees, our consultants, our contractors or other third parties are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws, and all potentially applicable foreign regulations and/or laws. If we fail to adequately mitigate our operational risks or if we or our agents fail to comply with any of those regulations or laws, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation. Such occurrences could have a material and adverse effect on our business and results of operations.

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

Our manufacturing experience has been limited to manufacturing CAP-1002 for the ALLSTAR, DYNAMIC and HOPE-Duchenne clinical trials. Our experience in the manufacturing of exosomes is even more limited. We have no prior history or experience in manufacturing our allogeneic product or any other product for any clinical use and no experience manufacturing any product for large clinical trials or commercial use. Our product candidates have not previously been tested in any large trials to show safety or efficacy, nor are they available for commercial use. We face risks of manufacturing failures and risks of making products that are not proven to be safe or effective.

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

If we continue with the development of CAP-1002 for a Phase III or other registration trial or for commercial purposes, we may need to rely exclusively on third parties to formulate and manufacture this product candidate and provide us with the devices and other products necessary to administer such a product.

We have not established our own manufacturing facilities for the production of CAP-1002 for a Phase III or other registration trial or for commercial purposes. Also, our resources and expertise to formulate or manufacture this product candidate are limited. If we were to conduct such a trial or reach the commercialization stage, we may have to engage one or more manufacturers to manufacture, supply, store, and distribute drug supplies for such purposes. If CAP-1002 receives FDA approval, we may need to rely on one or more third-party contractors to manufacture supplies of this drug candidate. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We may be unable to identify manufacturers needed to manufacture our product candidates on acceptable terms or at all, because the number of potential manufacturers is limited, and subsequent to approval of an NDA or BLA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products or the devices after receipt of FDA approval, if any.
•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.
•	Our third-party manufacturers might be unable to manufacture or supply us with sufficient quantities of acceptable materials necessary for the development or use of our product candidates.
•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the materials needed to manufacture or utilize our product candidates.
•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates, or result in higher costs or deprive us of potential product revenues.

The third parties we use in the manufacturing process for our product candidates may fail to comply with cGMP regulations.

If we decide to transfer the manufacturing of our product candidates for future clinical trials or for commercial supply, our contract manufacturers will be required to produce our drug products in compliance with cGMP. These contract manufacturers are subject to periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign requirements. We do not have control over a third party manufacturer’s compliance with these regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of our product candidates in a compliant manner on the schedule we require for clinical trials or for potential commercial use. The failure to achieve and maintain high quality compliance, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in patient injury or death or product recalls. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates, or any failure of our contractors to maintain compliance with the applicable regulations and requirements could increase our costs, make us postpone or cancel clinical trials, prevent or delay regulatory approvals by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our products, cause us to lose revenue, result in the termination of the development of a product candidate, or have our product candidates recalled or withdrawn from use.

Business disruptions such as natural disasters could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our corporate headquarters and manufacturing facilities are located in the greater Los Angeles, California area, a region known for seismic activity. A significant natural disaster, such as an earthquake, flood or fire, occurring at our headquarters or facilities, or at the facilities of any third party manufacturer, could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the Los Angeles, California region, could cause damage or disruption to us, our employees, facilities and partners, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

The Company has entered into a Collaboration Agreement and Exclusive License Option with Janssen. There is no guarantee that Janssen will exercise its option for an exclusive license to CAP-1002 as well as certain allogeneic CSps and CDCs and enter into an agreement with the Company. Janssen has complete discretion as to whether it exercises its option for an exclusive license with the Company, and its decision is outside of our control. If Janssen declines to exercise the license option, it could have a material adverse effect on the business, financial condition, or results of operations of the Company.

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

We have licensed certain patent and other intellectual property rights that cover our CAP-1002, CAP-1001, and CSps product candidates from University of Rome, The Johns Hopkins University, or JHU, and CSMC. We have also licensed certain patent and other intellectual property rights that cover exosomes from CSMC. Under the license agreements with University of Rome and JHU, those institutions prosecute and maintain their patents and patent applications in collaboration with us. We rely on these institutions to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by these institutions have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. Under our Amended and Restated Exclusive License Agreement with CSMC and our Exclusive License Agreement with CSMC, we have assumed, in coordination with CSMC, financial responsibility for the prosecution and maintenance of all patents and patent applications. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would also be subject to the cooperation of the third parties.

In October 2014, we entered into a Transfer Agreement with Medtronic, Inc., or Medtronic, pursuant to which we received an assignment of patent rights that were owned or co-owned by Medtronic relating to natriuretic peptides. We have responsibility for the prosecution and maintenance of such patents and patent applications at our expense. We cannot be certain that the activities conducted by Medtronic prior to our acquisition of these patents and patent rights were conducted in compliance with applicable law and regulations, or will result in valid and enforceable patents. Our enforcement of certain of these assigned patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of third parties. In light of our decision to terminate our development program with respect to natriuretic peptides, the Company is now considering whether or not to cease prosecution of some or all of the Natriuretic Peptide Patents and has offered to reassign to Medtronic rights to certain patent applications obtained through the Transfer Agreement.

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

Some jurisdictions in which we operate have enacted legislation which allows members of the public to access information under statutes similar to the U.S. Freedom of Information Act. Even though we believe our information would be excluded from the scope of such statutes, there are no assurances that we can protect our confidential information from being disclosed under the provisions of such laws. If any confidential or proprietary information is released to the public, such disclosures may negatively impact our ability to protect our intellectual property rights.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We have several license agreements, including with University of Rome, JHU and CSMC. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including: the scope of rights granted under the license agreement and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patent and other rights to third parties under collaborative development relationships; our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

Risks Related to Our Relationships with Third Parties

We are largely dependent on our relationships with our licensors and collaborators and there is no guarantee that such relationships will be maintained or continued.

We have entered into certain license agreements for certain intellectual property rights which are essential to enable us to develop and commercialize our products. Agreements have been entered into with the University of Rome, JHU and CSMC, which is also a shareholder of ours. Each of those agreements provides for an exclusive license to certain patents and other intellectual property and requires the payment of fees, milestone payments and/or royalties to the institutions that will reduce our net revenues, if and to the extent that we have future revenues. Each of those agreements also contains additional obligations that we are required to satisfy. There is no guarantee that we will be able to satisfy all of our obligations under our license agreements to each of the institutions and that such license agreements will not be terminated. Each of the institutions receives funding from independent sources such as the NIH and other private not-for-profit sources and are investigating scientific and clinical questions of interest to their own principal investigators as well as the scientific and clinical communities at large. These investigators (including Capricor, Inc.’s founder, Dr. Eduardo Marbán, who is the Director of the Heart Institute at CSMC) are under no obligation to conduct, continue, or conclude either current or future studies utilizing our cell therapy or exosomes technology, and they are not compelled to license any further technologies or intellectual property rights to us except as may be stated in the applicable licensing agreements between those institutions and us. Changes in these collaborators’ research interests or their funding sources away from our technology would have a material adverse effect on us. We are substantially dependent on our relationships with these institutions from which we license the rights to our technologies and know-how. If requirements under our license agreements are not met, we could suffer significant harm, including losing rights to our product candidates.

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

Commencing in 2009, we have received several grants from the NIH to fund various projects, including Phase I of the ALLSTAR trial and the DYNAMIC trial as well as a grant from the DoD. These awards are subject to annual and quarterly reporting requirements. If we fail to meet these requirements, the NIH or DoD could cease further funding.

On February 5, 2013, we entered into the CIRM Loan Agreement, pursuant to which CIRM agreed to disburse approximately $19.8 million to us over a period of approximately three and one-half years to support Phase II of our ALLSTAR clinical trial. Under the CIRM Loan Agreement, we are required to repay the CIRM loan with interest at maturity. The loan also provides for the payment of a risk premium whereby we are required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years from the original issuance at our option if certain conditions are met. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not satisfied. The timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the State Treasury, as determined by CIRM in its sole discretion. So long as we are not in default, the loan may be forgiven during the term of the project period if we abandon the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may be forgiven if we elect to abandon the project under certain circumstances. Under the CIRM Loan Agreement, we are also required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that we have funds available sufficient to fund all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. We are also required to meet certain progress milestones specified in the CIRM Notice of Loan Award. Capricor and CIRM have agreed to adjust future disbursements of loan proceeds to align with actual patient enrollment. Because the Company reduced the number of patients enrolled in the ALLSTAR clinical trial, CIRM and Capricor entered into a modification of the CIRM Loan Agreement.

There is no assurance that we will meet our milestones under the CIRM Loan Agreement, that CIRM will not delay or discontinue the disbursement of funds or that CIRM will not terminate the CIRM Loan Agreement for failure to meet certain loan conditions.

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

We rely and will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical and clinical trials under agreements with us. We negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will may require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

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

The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to the Company’s success. There is a close working relationship between the academic lab at CSMC and our research and development team where employees and consultants of both entities contribute time and services to the research being performed by the other. The Company may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical, and health care companies, universities, and non-profit research institutions for experienced scientists. Certain of the Company’s officers, directors, scientific advisors, and/or consultants or certain of the officers, directors, scientific advisors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other biopharmaceutical or biotechnology companies. The Company currently does not maintain “key man” insurance policies on any of its officers or employees. All of the Company’s employees will be employed “at will” and, therefore, each employee may leave the employment of the Company at any time. If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates, the Company’s business and results of operations could be adversely affected.

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

There have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the Patient Protection and Affordable Care Act as well as to make changes to Medicare and Medicaid. While we cannot predict the timing or impact of any specific changes to applicable laws, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could decrease the amount of reimbursement available from governmental and other third-party payors for our products.

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

Our stock price may be impacted by the decision of Janssen Biotech, Inc. not to exercise its option to license CAP-1002.

We have entered into a Collaboration Agreement and Exclusive License Option with Janssen. Janssen’s decision whether to exercise its option to license CAP-1002 may be influenced by factors which are out of our control. Even if the results of the ALLSTAR trial are positive, Janssen may still elect not to exercise its option due to factors that are pertinent to Janssen and/or Johnson and Johnson and not the prospects for CAP-1002. If the parties are unable to agree on the terms of the License Agreement or Janssen decides not to exercise, the price of our stock could be negatively impacted.

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

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If no or few analysts maintain coverage of us, the trading price of our stock could decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, or cease to cover our stock altogether, the price of our stock could also decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

The operational and other projections and forecasts that we may make from time to time are subject to inherent risks.

The projections and forecasts that our management may provide from time to time (including, but not limited to, those relating to timing, progress and anticipated results of clinical development, regulatory processes, clinical trial timelines and any anticipated benefits of our product candidates) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this Annual Report on Form 10-K should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such. Additionally, final data may differ significantly from preliminary reported data. Capricor amended its protocol for the ALLSTAR trial which resulted in a reduction in the number of patients necessary for potentially achieving statistical significance and meeting the primary endpoint. While we believe that the reduced sample size will provide sufficient power to show a statistically-significant effect, there is no assurance that the assumptions upon which the reduction in sample size was calculated, and which were based on prior CDC clinical trial results, will be replicated in the ALLSTAR trial.

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

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards, and we expect to issue additional stock awards and shares of common stock in the future. Exercise of these awards and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

As of December 31, 2016, there were approximately 21.4 million shares of common stock outstanding and outstanding awards to purchase approximately 6.6 million shares of common stock under various incentive stock plans of the Company. Additionally as of December 31, 2016, there were approximately 0.5 million shares of common stock available for future issuance under various incentive plans. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our various incentive plans. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

It is expected that the merger between Nile and Capricor resulted in an “ownership change” of Nile. In addition, previous or current changes in the Company’s stock ownership may have triggered or, in the future, may trigger an “ownership change,” some of which may be outside our control. Accordingly, the Company’s ability to utilize Nile’s NOL and tax credit carryforwards may be substantially limited. These limitations could, in turn, result in increased future tax payments for the Company, which could have a material adverse effect on the business, financial condition, or results of operations of the Company.

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

The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, as well as rules implemented by the Securities and Exchange Commission, NASDAQ and any market on which the Company’s shares may be listed in the future, impose various requirements on public companies, including those related to corporate governance practices. The Company’s management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase the Company’s legal and financial compliance costs and will make some activities more time consuming and costly.

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

We do not own any real property. Our principal offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Capricor leases space for its corporate offices pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The monthly lease payment was $16,620 per month for the first twelve months of the term and increased to $17,285 per month for the second twelve months of the term. On March 3, 2015, Capricor executed a Second Amendment to Lease, or the Second Lease Amendment, with The Bubble Real Estate Company, LLC, pursuant to which (i) additional space was added to the Company’s corporate office lease and (ii) the Company exercised its option to extend the lease term through June 30, 2016. Under the terms of the Second Lease Amendment, commencing February 2, 2015, the base rent was $17,957 for one month, and, commencing March 2, 2015, the base rent increased to $21,420 per month for four months. Commencing July 1, 2015, the base rent increased to $22,111 per month for the remainder of the lease term. On May 25, 2016, Capricor entered into a Third Amendment to Lease, or the Third Lease Amendment, with The Bubble Real Estate Company, LLC. Under the terms of the Third Lease Amendment, the lease term commenced on July 1, 2016 and will end on December 31, 2018. Commencing July 1, 2016, the base rent increased to $22,995 per month for the first twelve months of the term, will increase to $23,915 per month for the second twelve months of the term, and, thereafter, will increase to $24,872 for the remainder of the lease term.

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

With permission from CSMC, Capricor presently manufactures CAP-1002 and CAP-2003 in a facility which is owned by and located within CSMC. Our laboratories and manufacturing facility are located at 8700 Beverly Blvd., Los Angeles, California 90048. As our operations expand, we expect our space requirements and related expenses to increase. Capricor is currently in discussions with CSMC regarding an amendment to extend the term of the CSMC Lease and include the manufacturing facility within its provisions.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Prior to March 9, 2015, our common stock traded on the OTCQB tier of the OTC Markets. Commencing March 9, 2015, our common stock began trading on the NASDAQ Capital Market under the symbol “CAPR”. The following table lists the high and low closing sales prices of our common stock as quoted, in U.S. dollars, by NASDAQ or the OTCQB, as applicable, during each quarter within the last two completed fiscal years. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

	High	Low
Year ended December 31, 2015
First Quarter	$10.25	$3.43
Second Quarter	8.65	4.68
Third Quarter	5.10	3.86
Fourth Quarter	4.60	2.65

Year ended December 31, 2016
First Quarter	$2.97	$2.01
Second Quarter	4.75	2.61
Third Quarter	4.27	3.21
Fourth Quarter	3.50	2.40

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 14, 2017, we had 130 holders of record of common stock, not including those held in “street name.”

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

Consummation of the Merger

On November 20, 2013, pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of July 7, 2013, as amended by that certain First Amendment to Agreement and Plan of Merger and Reorganization dated as of September 27, 2013, or as amended, the Merger Agreement, by and among Nile Therapeutics, Inc., a Delaware corporation, or Nile, Bovet Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Nile, or Merger Sub, and Capricor, Inc., or Capricor, Merger Sub merged with and into Capricor and Capricor became a wholly-owned subsidiary of Nile. Immediately prior to the effective time of the merger, and in connection therewith, Nile filed certain amendments to its certificate of incorporation which, among other things (i) effected a 1-for-50 reverse split of its common stock, (ii) changed its corporate name from “Nile Therapeutics, Inc.” to “Capricor Therapeutics, Inc.,” and (iii) effected a reduction in the total number of authorized shares of common stock from 100,000,000 to 50,000,000, and a reduction in the total number of authorized shares of preferred stock from 10,000,000 to 5,000,000.

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

Drug Candidates

We have four drug candidates, two of which are in various stages of active development. Our current research and development efforts are focused on CAP-1002 and CAP-2003. CAP-1002 is the subject of two ongoing clinical trials, and we expect to enter CAP-2003 into clinical development in the second half of 2017. CAP-1001 (autologous CDCs) was the subject of the CSMC and JHU-sponsored Phase I CADUCEUS trial and is not in active development. Both CAP-1002 and CAP-1001 are derived cardiospheres, or CSps, and we do not plan to develop CSps as a therapeutic.

CAP-1002:

Our core therapeutic technology is based on the cardiosphere-derived cell, or CDC, a type of cardiac progenitor cell that composes a minor fraction of the cardiac muscle cell population and was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since their initial report in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to approximately 140 human subjects across several clinical trials. We are currently developing allogeneic CDCs (CAP-1002) as a product candidate for the treatment of cardiac disorders.

We are currently conducting two clinical trials of our lead product candidate, CAP-1002: the Phase II portion of the Phase I/II ALLSTAR trial in patients who have had a myocardial infarction, or MI, and the Phase I/II HOPE-Duchenne trial in patients with Duchenne muscular dystrophy-associated cardiomyopathy. We have completed the Phase I portion of the Phase I/II DYNAMIC trial in patients with advanced heart failure.

Phase I/II ALLSTAR Clinical Trial

The Phase I portion of the ALLSTAR trial was a 14-patient, open-label, dose-escalation study that was conducted to evaluate the clinical safety of CAP-1002. Each patient received a single infusion of CAP-1002 into the coronary artery most closely associated with the location of their MI, at a dose level of either 12.5 million or 25 million cells. The primary safety endpoints focused on the potential adverse effects of CAP-1002 delivery, including potential immunologic consequences of infusing cells that had originated from an unrelated donor. Enrollment was completed in October 2013. Event rates observed for each of the four pre-specified safety endpoints (acute myocarditis possibly attributable to CAP-1002; death due to ventricular tachycardia or ventricular fibrillation; sudden death; and major adverse cardiac events) were 0% over one and 12 months following CAP-1002 infusion.

Updated preliminary 12-month magnetic resonance imaging, or MRI, data revealed that those Phase I patients who would have been eligible for randomization into the Phase II clinical study by virtue of dose and tissue type compatibility exhibited a reduction in infarct, or scar, size of 15% from baseline. These data also indicated a 4% improvement from baseline in ejection fraction, a global measure of the heart's pumping ability. Measurements of viable mass and regional function also showed quantifiable improvements. This Phase I study was funded in large part by a grant received from the National Institutes of Health, or NIH.

In December 2013, the Gene and Cell Therapy Data Safety Monitoring Board of the National Heart Lung and Blood Institute notified Capricor that it had had met its safety endpoints and that Capricor was cleared to begin the Phase II portion of the ALLSTAR trial.

Capricor began enrollment of the Phase II ALLSTAR study in the first quarter of 2014. This randomized, double-blind, placebo-controlled trial is designed to determine if treatment with CAP-1002 can reduce scar size in patients who have suffered an MI. At the time of randomization, patients were stratified into one of two cohorts according to the time since the occurrence of their MI (either 30 to 90 days after the MI, or greater than 90 days up to one-year after the MI). Following infusion, patients are to be followed for periodic evaluations over the course of one year. As such, CAP-1002 is being evaluated in the setting of both acute MI, in which the scar has recently formed, and chronic MI, in which the scar is more established. Patients were randomized in a 2:1 ratio to receive an infusion of CAP-1002 (25 million cells) or placebo, respectively, into the coronary artery most closely associated with the region of their MI. The trial is powered to detect a reduction in scar size, relative to placebo, as measured by MRI at the 12-month follow-up. In addition to evaluating CAP-1002 according to changes in scar size, ALLSTAR will also evaluate CAP-1002 according to a variety of clinical and quality of life endpoints. The Phase II portion of the ALLSTAR trial is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

Based on information available to us at the start of enrollment into the Phase II ALLSTAR trial, we initially designed this study to enroll up to 300 patients. Following the completion of statistical modeling of the design of ALLSTAR which incorporated the expanded dataset that had become available from other clinical trials of our CDCs, we elected to decrease the enrollment goal of ALLSTAR to approximately 120 patients, a sample size that is expected to maintain sufficient statistical power to detect a reduction in scar size as measured by MRI at 12 months. We have amended our clinical protocol to reflect these changes, which amendment was approved by the Data Safety Monitoring Board and was submitted to the U.S. Food and Drug Administration, or the FDA, in February 2016.

In October 2016, we announced completion of enrollment of the Phase II portion of the ALLSTAR trial in which 142 subjects were randomized to the active or control treatment groups in a 2:1 ratio, respectively, and of whom 134 received a single infusion of either CAP-1002 or placebo into the infarct-associated coronary artery. Patients in the trial were enrolled at approximately 30 centers in the U.S. and in Canada.

In December 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc., or Janssen. Under the agreement, Janssen has an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic CSps and CDCs in the field of cardiology, except as may otherwise be agreed with respect to certain indications to be determined. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from the Phase II portion of the ALLSTAR clinical trial of CAP-1002. We expect to receive Janssen’s decision with respect to this option in the third quarter of 2017 following the delivery of the six-month results from the ALLSTAR trial.

Phase I/II HOPE-Duchenne Clinical Trial

We are currently conducting the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in approximately 24 patients with cardiomyopathy associated with Duchenne muscular dystrophy, or DMD. Patients were randomized in a 1:1 ratio to receive either CAP-1002 or usual care available for DMD-associated cardiomyopathy. In patients receiving CAP-1002, a dose of 25 million cells was infused into each of the three main coronary arteries (75 million cells total), which allowed for CAP-1002 to be delivered to large areas of the myocardium. Patients are to be followed for periodic evaluations over the course of 12 months. Exploratory efficacy will be evaluated according to several different outcome measures, including cardiac MRI. This study is funded in part through a grant award from CIRM. Those patients who did not receive CAP-1002 may be eligible to receive open-label CAP-1002 after all participants have completed the controlled portion of the study and the Data Safety Monitoring Board has given the recommendation to proceed with the open-label extension. In April 2015, the FDA granted Orphan Drug designation to CAP-1002 for the treatment of DMD.

We announced the completion of enrollment of 25 patients in the HOPE-Duchenne trial in September 2016. To date, the Data Safety Monitoring Board has completed four safety reviews, and following each review, recommended that the trial continue. We expect to report top-line six-month results early in the second quarter of 2017 and report top-line 12-month results in the fourth quarter of 2017.

Additionally, depending upon trial results and available resources, we are planning to expand our CAP-1002 clinical development program in DMD beyond cardiac aspects of the disease. This expansion includes the conduct of a clinical trial which we plan to commence in the second half of 2017, subject to regulatory approval.

Phase I/II DYNAMIC Clinical Trial

The Phase I/II DYNAMIC trial, of which the Phase I portion has concluded, was designed to evaluate the safety and efficacy of CAP-1002 in the treatment of patients with advanced heart failure resulting from dilated cardiomyopathy of either ischemic or non-ischemic origin. This condition is characterized by chronic structural and functional abnormalities present throughout the heart’s contractile tissue. In the DYNAMIC trial, CAP-1002 was infused into all three main coronary arteries to obtain broad exposure. Following infusion, patients were followed for one year. The trial was funded in part through a grant award from the NIH.

We initiated the open-label, dose-escalating Phase I portion of the DYNAMIC trial in December 2014 at a single center, CSMC, and in April 2015, completed enrollment with 14 patients with New York Heart Association, or NYHA, Class III heart failure. Each patient was administered CAP-1002 via a one-time, triple coronary infusion at one of several evenly-divided dose levels (37.5 million, 50 million, 62.5 million, or 75 million cells total). Initial top-line six-month results were presented at the American Heart Association’s Annual Scientific Sessions in November 2015. Multi-vessel intracoronary infusion of CAP-1002 in subjects with dilated cardiomyopathy was shown to be safe in this study with no major adverse cardiac events reported at one month or at six months post-infusion. Although this trial was intended as a safety study, the six-month data demonstrated encouraging and congruent preliminary efficacy signals in multiple parameters, including ejection fraction, ventricular volumes, exercise capacity and subjective well-being.

In June 2016, Capricor reported positive 12-month data from the DYNAMIC study. For the 12 patients available for follow-up at one year, improvements from baseline in key cardiac function and dimensional indices that had been observed at six months were directionally maintained. Importantly, the change in median left ventricular ejection fraction from baseline to 12 months maintained its level of statistical significance that was shown at six months (p=0.02 at both time points) and, on an absolute basis, continued to improve from six to 12 months. Of the five NYHA Class III subjects who received the highest dose of CAP-1002 (75 million cells), two subjects improved by two Classes (to Class I) and three improved by one Class (to Class II) at six months. At 12 months, three of these five subjects were assessed as Class I and two as Class II, demonstrating further improvement and indicating durability of the benefit of CAP-1002 on heart failure status for as long as one year following administration. CAP-1002 infusion was well-tolerated in DYNAMIC. Two of the 14 patients, who were in the lower two of the four dose cohorts, died from progressive heart failure approximately one and three months prior to study conclusion. Although we have designed a Phase II study to evaluate CAP-1002 in the heart failure population, at this time we have not made a determination with respect to conducting the Phase II portion of the DYNAMIC trial.

CAP-2003:

Exosomes are nano-sized, membrane-enclosed vesicles, or “bubbles” that are secreted by cells and contain bioactive molecules, including proteins, RNAs and microRNAs. They act as messengers to regulate the functions of neighboring cells, and pre-clinical research has shown that exogenously-administered exosomes can direct or, in some cases, re-direct cellular activity, supporting their therapeutic potential. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them an exciting class of potential therapeutic agents. We are currently developing exosomes produced by CDCs (CAP-2003) as a product candidate for the treatment of certain cardiac and other inflammatory conditions.

CAP-2003 comprises of exosomes secreted by CDCs, and is believed to mediate many of the effects that are observed with these cells, including anti-inflammatory, anti-angiogenic, anti-apoptotic, and anti-fibrotic effects. We are currently conducting studies in pre-clinical models of cardiac, inflammatory and various other conditions to explore the possible therapeutic benefits that CAP-2003 may possess. We are planning to evaluate CAP-2003 in preclinical studies for the treatment of HLHS. We hope to submit an IND for CAP-2003 to enable clinical development in the second half of 2017.

CAP-1001:

CAP-1001 consists of autologous CDCs. This product candidate was evaluated in the randomized, double-blind, placebo-controlled Phase I CADUCEUS clinical trial in patients who had recently experienced an MI. The study was sponsored and conducted by CSMC in collaboration with JHU. Of the 25 patients enrolled, 17 received an intracoronary infusion of CAP-1001 and eight received standard of care. 16 of the 17 patients treated with CAP-1001 showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle at one-year following MI. The eight patients in the control group had no significant change in scar size. The data from CADUCEUS, using autologous CDCs, suggests that CDCs are effective in reducing scar size within several months of a heart attack. The design of our ongoing ALLSTAR trial of CAP-1002, an allogeneic product, is based on the results of CADUCEUS. In addition, ALLSTAR is evaluating the potential efficacy of CAP-1002 in patients between 90 days and one year post-MI, a patient population that CADUCEUS was not designed to study. At present, there is no plan for another clinical trial for CAP-1001.

CSps:

CSps are a 3D micro-tissue from which CDCs are derived, and have shown significant healing effects in pre-clinical models of heart failure. While we consider CSps an important asset, at present there is no plan to develop CSps as a therapeutic agent.

Natriuretic Peptides:

We have recently discontinued further development of two of our former natriuretic peptide product candidates, Cenderitide (CD-NP) and CU-NP, to more efficiently focus our resources and efforts on our CAP-1002 and CAP-2003 programs. In 2015, we completed a Phase II study in 14 patients with stable, chronic heart failure. The drug was tolerated and there were no significant adverse events. Capricor completed an additional study in 2016 to further assess the safety and efficacy of Cenderitide, which included higher dose levels of Cenderitide in patients with stable heart failure with moderate renal impairment. This study assessed the safety and tolerability, pharmacokinetic profiles and pharmacodynamic response to increasing dose levels of Cenderitide. For additional information, see “Intellectual Property and Proprietary Know-How — Company Technology – Cenderitide and CU-NP” contained in Part I, Item 1 to this Annual Report on Form 10-K and Note 10 to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Financial Operations Overview

We have no product sales to date and will not have the ability to generate any product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002, CAP-2003 and our former product candidate, Cenderitide. As we proceed with the clinical development of CAP-1002 and explore other potential indications for CAP-1002, and as we further develop CAP-2003 and other additional products, our expenses will further increase. To the extent that we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development activities will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital to date have been proceeds from private and public equity sales, grants received from the NIH and the Department of Defense, or DoD, a payment from Janssen and a loan and grant award from CIRM.

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

Results of Operations for the fiscal years ended December 31, 2016 and 2015

General and Administrative Expenses. G&A expenses for the years ended December 31, 2016 and 2015 were approximately $4.9 million and $4.4 million, respectively. The increase of approximately $0.5 million in G&A expenses in the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily attributable to an increase of approximately $0.4 million related to compensation and recruiting costs related to increased headcount and payroll increases. Furthermore, there was an increase of approximately $0.1 million in stock-based compensation expense.

Research and Development Expenses. R&D expenses for the years ended December 31, 2016 and 2015 were approximately $16.0 million and $13.8 million, respectively. The increase of approximately $2.2 million in R&D expenses in the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to clinical development activities of CAP-1002 (ALLSTAR and HOPE-Duchenne) and other continued research and development efforts. These activities resulted in an increase of approximately $2.1 million in clinical costs primarily related to contract research organizations and manufacturing for CAP-1002, as well as patient costs and expenses for the operational team that supports our clinical trials. Additionally, for the year ended December 31, 2016, there was an increase of approximately $1.1 million in R&D expenses related to our product candidates, including exosomes. Furthermore, there was a decrease of approximately $1.3 million in clinical costs associated with our DYNAMIC and Cenderitide clinical trials and an increase of approximately $0.3 million in stock-based compensation for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

CAP-1002 – Although the development of CAP-1002 is in its early stages, we believe that it has the potential to treat heart disease and its complications. We expect to spend approximately $8.0 million to $12.0 million during 2017 on the development and manufacturing of CAP-1002, which expenses are primarily related to our Phase II ALLSTAR trial, the HOPE-Duchenne trial and additional planned studies in DMD. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014 and announced the completion of enrollment in October 2016. Phase II is funded in large part through the support of a loan award from CIRM.

If Janssen exercises its exclusive option under the Collaboration Agreement and Exclusive License Option between the Company and Janssen, or the Janssen Agreement, to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic CSps and CDCs in the field of cardiology, except as may otherwise be agreed with respect to certain indications to be determined, Janssen will thereafter be responsible for any additional trials and future development costs with respect to CAP-1002. Furthermore, as we proceed with the HOPE-Duchenne trial, which is designed to evaluate the treatment of cardiac dysfunction associated with DMD, we expect our expenses related to CAP-1002 to increase further. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of these studies and on Janssen’s decision with respect to the option.

Cenderitide – We acquired the rights to Cenderitide in 2006, and have incurred substantial losses surrounding the development of the product to date. Prior to the merger between Capricor and Nile, Nile had incurred approximately $19.9 million in expenses directly relating to the Cenderitide development program through September 30, 2013. In February 2017, we terminated the Amended and Restated Technology License Agreement with the Mayo Foundation for Medical Education and Research to more efficiently focus our resources and efforts on our CAP-1002 and CAP-2003 programs and we do not anticipate having any further material expenses in 2017 with this respect to this product candidate.

CAP-2003 –We expect to spend approximately $3.0 million to $5.0 million during 2017 in pre-clinical and other research expenses related to the CAP-2003 program. Capricor is currently engaged in pre-clinical testing of CAP-2003 to explore its therapeutic potential, including investigational new drug application-enabling studies.

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

CSps –CSps are at the pre-clinical stage of development. At present, there is no plan for a clinical trial of CSps.

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and CAP-2003 programs, are expected to be substantial and to increase in relation to our available capital resources. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our product candidates independently or with a partner. As a result, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Grant Income. Grant income for the years ended December 31, 2016 and 2015 was approximately $0.8 million and $1.7 million, respectively. The decrease in grant income in 2016 as compared to 2015 is primarily due to the fact that the DYNAMIC trial incurred more costs in 2015 than it did in 2016. The DYNAMIC trial was nearing its completion in 2016.

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the years ended December 31, 2016 and 2015 was approximately $3.2 million and $3.8 million, respectively. A ratable portion of the payment to Capricor under the Janssen Agreement was recognized in both the years ended December 31, 2016 and 2015. The Company periodically reviews the estimated performance period of the Janssen Agreement based on the estimated progress of its project with Janssen.

Impairment Expense. Impairment expense, a non-cash expense, was $1.5 million for the year ended December 31, 2016. Impairment expense for the period related to acquired in-process research and development assets that were acquired in the merger with Nile in 2013. In February 2017, we announced the termination of our development plans for Cenderitide and CU-NP. Given this development, we have assessed the fair value of this indefinite-lived intangible asset to be $0 at December 31, 2016.

Interest Expense. Interest expense for the years ended December 31, 2016 and 2015 was $344,665 and $248,626, respectively. The increase in interest expense in 2016 as compared to 2015 is due to accrued interest on the CIRM Loan Award.

Liquidity and Capital Resources for the fiscal years ended December 31, 2016 and 2015

The following table summarizes our liquidity and capital resources as of and for each of our last two fiscal years, and our net increase (decrease) in cash and cash equivalents as of and for each of our last two fiscal years, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	December 31, 2016	December 31, 2015
Cash and cash equivalents	$3,204	$5,568
Working capital	$13,213	$7,461
Stockholders’ equity (deficit)	$(4,003)	$(1,032)

	Years ended December 31,
Cash flow data	2016	2015
Cash provided by (used in):
Operating activities	$(15,802)	$(10,817)
Investing activities	(5,191)	(8,141)
Financing activities	18,629	16,492
Net increase (decrease) in cash and cash equivalents	$(2,364)	$(2,466)

Our total cash and cash equivalents, not including restricted cash, as of December 31, 2016 was approximately $3.2 million compared to approximately $5.6 million as of December 31, 2015. The decrease in cash and cash equivalents for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is due to an increase in operating expenses and an allocation of cash and cash equivalents to marketable securities. Total marketable securities, consisting primarily of United States treasuries, were approximately $13.0 million as of December 31, 2016, as compared to approximately $8.0 million as of December 31, 2015. The increase in working capital as of December 31, 2016 is primarily due to the approximately $3.9 million received in net proceeds in the first quarter of 2016 as a result of a registered direct offering of our common stock and concurrent private placement of warrants to purchase shares of our common stock and the approximate $9.9 million received in net proceeds as a result of an underwritten registered public offering and concurrent registered direct offering of our common stock completed in the third quarter of 2016 coupled with operational expenditures. As of December 31, 2016, we had approximately $22.8 million in total liabilities, of which approximately $1.4 million was recorded as deferred income under the Janssen Agreement. As of December 31, 2016, we had approximately $13.2 million in net working capital. We incurred a net loss of approximately $18.8 million for the year ended December 31, 2016.

Cash used in operating activities was approximately $15.8 million and $10.8 million for the years ended December 31, 2016 and 2015, respectively. The difference of approximately $5.0 million in cash from operating activities is primarily due to an increase in net loss for the year ended December 31, 2016 of approximately $5.9 million as compared to the same period of 2015. Additionally, for the year ended December 31, 2015, cash provided by the release of restricted cash totaled approximately $3.0 million as compared to a net change of cash received of approximately $1.3 million in restricted cash for the same period of 2016. Furthermore, for the year ended December 31, 2016, we received $3.1 million from our CIRM Award and had a non-cash impairment of $1.5 million related to the termination of our natriuretic peptides program. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial and increasing losses, which will generate negative net cash flows from operating activities.

We had cash flow used in investing activities of approximately $5.2 million and $8.1 million for the years ended December 31, 2016 and 2015, respectively. The decrease in cash used in investing activities for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash provided by financing activities of approximately $18.6 million and $16.5 million for the years ended December 31, 2016 and 2015, respectively. The increase in cash provided by financing activities for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily the result of approximately $4.8 million in loan proceeds from our CIRM Loan Award. Furthermore, we received net proceeds from issuances of common stock of approximately $13.9 million in 2016, compared to net proceeds of issuances of common stock of approximately $16.4 million in 2015.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. The Company and CIRM entered into an amendment to the CIRM Loan Agreement pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because the Company decreased the number of patients to be enrolled in the ALLSTAR clinical trial, the Company will not need to take down the full amount available for disbursement under the CIRM Loan Agreement, and in addition certain of the operational milestones tied to patient enrollment will not be met. The amount that will ultimately be disbursed will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder. The loss of funding under the CIRM Loan Agreement could cause delays under our ALLSTAR trial. Subject to sufficient funding, following completion of the Phase II trial, there may be a Phase IIb and/or Phase III trial. If we continue with a Phase IIb and/or Phase III trial, we will need substantial additional capital in order to continue the development of CAP-1002. Pursuant to the Janssen Agreement, the chemistry, manufacturing and controls package is being developed by the joint efforts of Janssen and Capricor. Capricor is required to reimburse Janssen for its costs of development up to an agreed-upon maximum amount. If Janssen exercises its option under the Janssen Agreement to enter into an exclusive license agreement with Capricor, Janssen will be responsible for any additional trials and future development costs with respect to CAP-1002, except for certain excluded indications to be determined.

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

Our research and development expenses will continue to increase as we further develop our exosomes program and if we conduct additional studies with CAP-1002.

From inception through December 31, 2016, we financed our operations through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. In the first quarter of 2016, we completed a registered direct offering of our common stock and a concurrent private placement of warrants to purchase shares of our common stock, securing approximately $4.1 million in additional capital through the issuance of securities. Additionally, in the third quarter of 2016, we completed an underwritten and concurrent registered direct offering of our common stock to purchase shares of our common stock, securing approximately $10.9 million in additional capital through the issuance of securities. Furthermore, in 2016 we received approximately $4.8 million in loan proceeds from our CIRM Loan Award as well as $3.1 million in disbursements from our CIRM Award. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress and success of our pre-clinical and clinical development activities;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	the costs of manufacturing our product candidates;
•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

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

March 2016 Financing. On March 14, 2016, we entered into a Subscription Agreement, or the Subscription Agreement, with certain investors, or the Investors, pursuant to which, on March 16, 2016, we issued and sold to the Investors an aggregate of approximately $4.1 million of our registered and unregistered securities. On March 16, 2016, in accordance with the Subscription Agreement, we issued and sold to the Investors, and the Investors purchased from us, an aggregate of 1,692,151 shares, or the Shares, of our common stock at a purchase price of $2.40 per Share, or the Public Offering. This offering included participation from certain of the Company’s officers and directors. The Shares were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the SEC on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the Public Offering was filed with the SEC on March 15, 2016.

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

Financing Activities by Capricor, Inc.

CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, we and CIRM entered into an amendment to the CIRM Loan Agreement, or the CIRM Loan Amendment, pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because we decreased the number of patients enrolled in the ALLSTAR clinical trial, we will not need to take down the full amount available for disbursement under the CIRM Loan Agreement and in addition certain of the operational milestones tied to patient enrollment will not be met. We believe that the amount that will ultimately be disbursed will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

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

After completing the CIRM funded research project and after the award period end date, estimated to be in late 2017 or in 2018, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that, if converted, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance plus the interest that was accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy, or the New Loan Balance, at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor will not make its decision as to whether it will elect to convert the CIRM Award into a loan until after the end of the HOPE-Duchenne trial. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company will account for this award as a liability rather than income. If Capricor were to lose this funding, it may be required to delay, postpone, or cancel its HOPE-Duchenne trial or otherwise reduce or curtail its operations, unless it was able to obtain adequate financing for its clinical trial from alternative sources.  In July 2016, Capricor received the first disbursement of $2.0 million under the terms of the CIRM Award.

Additionally, in September 2016, we completed the first operational milestone which was tied to the completion of enrollment of the HOPE-Duchenne clinical trial for which $1.1 million was received by Capricor in November 2016.

NIH Grant Award (DYNAMIC)

In August 2013, Capricor was approved for a Phase IIB bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the NIH grant, disbursements were made to Capricor over a period of approximately three years, in an aggregate amount of approximately $2.9 million, subject to annual and quarterly reporting requirements. As of December 31, 2016, the full award of $2.9 million has been disbursed.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of December 31, 2016, no disbursements have been made under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of December 31, 2016, approximately $0.3 million has been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of December 31, 2016.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our four stock option plans: (i) the Amended and Restated 2005 Stock Option Plan (which has now expired), (ii) the 2006 Stock Option Plan, (iii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), and (iv) the 2012 Non-Employee Director Stock Option Plan.

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

Warrant Liability

We previously accounted for warrants issued in connection with the financing we completed in April 2012 and the embedded derivative warrant liability contained in the secured convertible promissory notes we issued in March 2013, or the 2013 Notes, in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at December 31, 2016, and no such liability has been reflected on the consolidated balance sheet.

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

Impairment Expense

During the year ended December 31, 2016, we recorded total impairment charges, a non-cash expense, of $1.5 million. The Company determined that the carrying value of the acquired in-process research and development assets from Nile which included Cenderitide and CU-NP may not be recoverable and should be fully impaired.

Restricted Cash

We have two awards with CIRM designated for specific use, the CIRM Loan Agreement in connection with the ALLSTAR Phase II clinical trial and the CIRM Award related to the HOPE Phase I/II clinical trial. Restricted cash represents funds received under these awards which are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when we deem certain costs are attributable to the respective award.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. The standard is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of December 31, 2016, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $17.5 million. Additionally, as of December 31, 2016, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short term United States treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

CAPRICOR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Capricor Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Capricor Therapeutics, Inc. and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2016. Capricor Therapeutics, Inc. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capricor Therapeutics, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

March 14, 2017

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

ASSETS
	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$3,204,378	$5,568,306
Marketable securities	12,990,510	7,999,010
Restricted cash	1,347,225	-
Awards receivable	223,335	211,938
Prepaid expenses and other current assets	342,892	210,603

TOTAL CURRENT ASSETS	18,108,340	13,989,857

PROPERTY AND EQUIPMENT, net	435,336	318,566

OTHER ASSETS
Intangible assets, net of accumulated amortization of $147,429 and $98,679, respectively	142,253	191,003
In-process research and development, net of accumulated amortization of $0	-	1,500,000
Other assets	61,426	70,146

TOTAL ASSETS	$18,747,355	$16,069,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,038,780	$2,530,500
Accounts payable and accrued expenses, related party	489,217	352,334
Deferred revenue, current	1,367,186	3,645,834

TOTAL CURRENT LIABILITIES	4,895,183	6,528,668

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	-	911,458
Loan payable	13,905,857	9,155,857
CIRM liability	3,100,000	-
Accrued interest	849,469	505,363

TOTAL LONG-TERM LIABILITIES	17,855,326	10,572,678

TOTAL LIABILITIES	22,750,509	17,101,346

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 21,399,019 and 16,254,985 shares issued and outstanding, respectively	21,399	16,255
Additional paid-in capital	49,951,165	34,115,052
Accumulated other comprehensive income	3,524	9,385
Accumulated deficit	(53,979,242)	(35,172,466)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,003,154)	(1,031,774)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,747,355	$16,069,572

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years ended December 31,
	2016	2015
INCOME
Collaboration income	$3,190,106	$3,776,041
Grant income	808,512	1,741,607

TOTAL INCOME	3,998,618	5,517,648

OPERATING EXPENSES
Research and development	16,042,082	13,757,279
General and administrative	4,933,054	4,372,195

TOTAL OPERATING EXPENSES	20,975,136	18,129,474

LOSS FROM OPERATIONS	(16,976,518)	(12,611,826)

OTHER INCOME (EXPENSE)
Investment income	14,407	3,113
Interest expense	(344,665)	(248,626)
Impairment of in-process research and development	(1,500,000)	-

TOTAL OTHER INCOME (EXPENSE)	(1,830,258)	(245,513)

NET LOSS	(18,806,776)	(12,857,339)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain (loss) on marketable securities	(5,861)	9,385

COMPREHENSIVE LOSS	$(18,812,637)	$(12,847,954)

Net loss per share, basic and diluted	$(1.01)	$(0.81)

Weighted average number of shares,
basic and diluted	18,551,013	15,902,133

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2014 THROUGH DECEMBER 31, 2016

	COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE INCOME	ACCUMULATED	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	CAPITAL	(LOSS)	DEFICIT	(DEFICIT)

Balance at December 31, 2014	11,707,051	$11,707	$16,054,697	$-	$(22,315,127)	$(6,248,723)

Issuance of common stock, net of fees	4,497,867	4,498	16,441,720	-	-	16,446,218

Stock-based compensation	1,666	2	1,573,222	-	-	1,573,224

Unrealized loss on marketable securities	-	-	-	9,385	-	9,385

Stock awards, warrants and options exercised	48,401	48	45,413	-	-	45,461

Net loss	-	-	-	-	(12,857,339)	(12,857,339)

Balance at December 31, 2015	16,254,985	$16,255	$34,115,052	$9,385	$(35,172,466)	$(1,031,774)

Issuance of common stock, net of fees	5,095,276	5,095	13,859,722	-	-	13,864,817

Stock-based compensation	-	-	1,962,465	-	-	1,962,465

Unrealized loss on marketable securities	-	-	-	(5,861)	-	(5,861)

Stock options exercised	48,758	49	13,926	-	-	13,975

Net loss	-	-	-	-	(18,806,776)	(18,806,776)

Balance at December 31, 2016	21,399,019	$21,399	$49,951,165	$3,524	$(53,979,242)	$(4,003,154)

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,806,776)	$(12,857,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,719	110,865
Stock-based compensation	1,962,465	1,573,224
Non-cash impairment	1,500,000	-
Change in assets - (increase) decrease:
Restricted cash	(1,347,225)	2,977,024
Receivables	(11,397)	148,295
Prepaid expenses and other current assets	(132,289)	24,920
Other assets	8,720	(14,826)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	508,280	831,246
Accounts payable and accrued expenses, related party	136,883	(81,378)
Accrued interest	344,106	246,724
CIRM liability	3,100,000	-
Deferred revenue	(3,190,106)	(3,776,041)

NET CASH USED IN OPERATING ACTIVITIES	(15,801,620)	(10,817,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(17,997,361)	(17,989,625)
Proceeds from sales and maturities of marketable securities	13,000,000	10,000,000
Purchases of property and equipment	(191,970)	(129,697)
Payments for leasehold improvements	(1,769)	(21,530)

NET CASH USED IN INVESTING ACTIVITIES	(5,191,100)	(8,140,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	13,864,817	16,446,218
Proceeds from loan payable	4,750,000	-
Proceeds from stock awards, warrants, and options	13,975	45,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,628,792	16,491,679

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,363,928)	(2,466,459)

Cash and cash equivalents balance at beginning of period	5,568,306	8,034,765

Cash and cash equivalents balance at end of period	$3,204,378	$5,568,306

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$1,343	$2,685
Income taxes paid in cash	$-	$-

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The mission of Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company”), is to improve the treatment of diseases by commercializing innovative therapies, focusing on cardiovascular diseases as well as exploring other indications. Capricor, Inc. (“Capricor”), a privately-held company and a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, have four drug candidates, two of which are in various stages of active development.

Basis of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Liquidity

The Company has historically financed its research and development activities as well as operational expenses from equity financings, government grants, a payment from Janssen Biotech, Inc. (“Janssen”) pursuant to a Collaboration Agreement with Janssen and a loan award and a grant from the California Institute for Regenerative Medicine (“CIRM”).

Cash, cash equivalents and marketable securities as of December 31, 2016 were approximately $16.2 million, compared to approximately $13.6 million as of December 31, 2015. In March 2016, the Company entered into a Subscription Agreement with certain investors pursuant to which the Company issued an aggregate of 1,692,151 shares of its common stock at a price per share of $2.40 for an aggregate purchase price of approximately $4.1 million. Pursuant to the Subscription Agreement, the Company also issued to the investors warrants to purchase up to an aggregate of 846,073 shares of its common stock. Each warrant has an exercise price of $4.50 per share, became exercisable on September 17, 2016, and will expire on March 16, 2019. In September 2016, the Company completed an underwritten registered public offering and concurrent registered direct offering in which the Company issued an aggregate of 3,403,125 shares of its common stock at a price per share of $3.20 for an aggregate purchase price of approximately $10.9 million.

Additionally, under the terms of the Company’s ALLSTAR Loan Award with CIRM (see Note 2 – “Loan Payable”), Capricor received $4.8 million in additional disbursements over the course of 2016. Also, in June 2016, Capricor entered into a Grant Award with CIRM in the amount of approximately $3.4 million (the “CIRM Award”) to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial (see Note 6 – “Government Grant Awards”). Pursuant to the terms of the CIRM Award, the disbursements are tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which Capricor is required to spend a minimum of approximately $2.3 million of its own capital to fund the HOPE-Duchenne clinical trial. In 2016, Capricor received two disbursements under the terms of the CIRM Award totaling $3.1 million. Additionally, in September, the Company was awarded a U.S. Department of Defense (“DoD”) grant award in the amount of approximately $2.4 million (see Note 6 – “Government Grant Awards”).

The Company’s principal uses of cash are for research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The most sensitive estimates relate to the period over which collaboration revenue is recognized, recoverability and fair value of intangible assets, and the assumptions used to estimate stock-based compensation expense. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company has two awards with CIRM designated for specific use, a Loan Agreement with CIRM (the “CIRM Loan Agreement”) entered into on February 5, 2013 (see Note 2 – “Loan Payable”) in connection with the ALLSTAR Phase II clinical trial and the CIRM Award (see Note 6 – “Government Grant Awards”) related to the HOPE Phase I/II clinical trial. Restricted cash represents funds received under these awards which are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The restricted cash balance was approximately $1.3 million and $0 as of December 31, 2016 and 2015, respectively.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was approximately $85,888 and $62,116 for the years ended December 31, 2016 and 2015, respectively.

Property and equipment consisted of the following at December 31:

	2016	2015
Furniture and fixtures	$51,161	$59,128
Laboratory equipment	587,809	387,872
Leasehold improvements	47,043	45,274
	686,013	492,274
Less accumulated depreciation	(250,677)	(173,708)
Property and equipment, net	$435,336	$318,566

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Also, the Company recorded capitalized loan fees as a component of intangible assets on the consolidated balance sheet (see Note 2 – “Loan Payable”). Total amortization expense was approximately $48,749 for the years ended December 31, 2016 and 2015. A summary of future amortization expense as of December 31, 2016 is as follows:

Years ended	Amortization Expense
2017	$48,749
2018	43,733
2019	43,276
2020	4,330
Thereafter	2,165

As a result of the merger in 2013 between Capricor and Nile, the Company recorded $1.5 million as in-process research and development in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. The in-process research and development asset is subject to impairment testing until completion or abandonment of research and development efforts associated with the project. The Company reviews intangible assets at least annually for possible impairment. Intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In February 2017, the Company announced the termination of its development program for Cenderitide and CU-NP. As of December 31, 2016, the Company deemed the in-process research and development assets to be impaired. As of December 31, 2016, the Company recognized an impairment expense of $1.5 million shown within the statement of operations and comprehensive loss as an other expense.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with guidance issued by the FASB. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment related to long-lived assets was recorded for the years ended December 31, 2016 and 2015.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $84.2 million, available to reduce future taxable income, which will begin to expire in 2026. As of December 31, 2016, the Company had state net operating loss carryforwards of approximately $80.0 million, available to reduce future taxable income, which will begin to expire in 2017. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and similar state laws based on ownership changes and the value of the Company’s stock. Additionally, currently, the Company has approximately $1.4 million of federal research and development credits and approximately $0.1 million of federal orphan drug credits, available to offset future taxable income. These federal research and development and orphan drug credits begin to expire in 2027 and 2035, respectively.

Under Section 382 of the Code, the Company’s ability to utilize NOL carryforwards or other tax attributes, such as federal tax credits, in any taxable year may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. We have experienced an ownership change that we believe under Section 382 of the Code will result in limitation in our ability to utilize net operating losses and credits. In addition, the Company may experience future ownership changes as a result of future offerings or other changes in ownership of its stock. As a result, the amount of the NOLs and tax credit carryforward presented in the financial statement could be limited and may expire unutilized. The Company’s net operating loss carryforwards are subject to Internal Revenue Service (“IRS”) examination until they are fully utilized and such tax years are closed.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company incurred no interest or penalties for the years ended December 31, 2016 and 2015. The Company files income tax returns with the IRS and the California Franchise Tax Board.

Loan Payable

The Company accounts for the funds advanced under the CIRM Loan Agreement (see Note 2 – “Loan Payable”) as a loan payable as the eventual repayment of the loan proceeds or forgiveness of the loan is contingent upon certain future milestones being met and other conditions. As the likelihood of whether or not the Company will ever achieve these milestones or satisfy these conditions cannot be reasonably predicted at this time, the Company records these amounts as a loan payable.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $16.0 million and $13.8 million for the years ended December 31, 2016 and 2015, respectively.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $18.8 million and $12.8 million for the years ended December 31, 2016 and 2015, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the years ended December 31, 2016 and 2015, the Company’s other comprehensive gain (loss) was $(5,861) and $9,385, respectively.

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

For the years ended December 31, 2016 and 2015, warrants and options to purchase 7,690,285 and 6,233,153 shares, respectively, have been excluded from the computation of potentially dilutive securities.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following tables summarize the fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
	Level I	Level II	Level III	Total
Marketable securities	$12,990,510	$-	$-	$12,990,510

	December 31, 2015
	Level I	Level II	Level III	Total
Marketable securities	$7,999,010	$-	$-	$7,999,010

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

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company must classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using the Black-Scholes option-pricing model. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. Management has determined the value of the warrant liability to be insignificant at December 31, 2016, and no such liability has been reflected on the balance sheet.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. The standard is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

2.       LOAN PAYABLE

On February 5, 2013, Capricor entered into the CIRM Loan Agreement, pursuant to which CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, the Company and CIRM entered into an amendment to the CIRM Loan Agreement (the “CIRM Loan Amendment”) pursuant to which the parties agreed, among other things, upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because the Company decreased the number of patients enrolled in the ALLSTAR clinical trial, the Company will not need to take down the full amount available for disbursement under the CIRM Loan Agreement and certain operational milestones tied to patient enrollment will not be met. The Company believes that the amount that will ultimately be disbursed will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

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

The due diligence costs are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of December 31, 2016, $30,000 of loan costs were capitalized with the balance of $5,929 to be amortized over approximately one year and one months.

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

In 2016, Capricor received disbursements pursuant to the terms of the CIRM Loan Agreement of $4,750,000. The disbursements carried an initial interest rate of approximately 3.2% - 3.4% per annum.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

2.       LOAN PAYABLE (Continued)

For the years ended December 31, 2016 and 2015, interest expense under the CIRM loan was $344,106 and $246,724, respectively. The principal balance outstanding under the CIRM loan was $13,905,857 and $9,155,857 for the years ended December 31, 2016 and December 31, 2015, respectively. The balance of the loan with accrued interest is due in 2018, unless extended pursuant to the terms of the CIRM Loan Agreement.

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

Outstanding Shares

At December 31, 2016, the Company had 21,399,019 shares of common stock issued and outstanding.

4.       STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the years ended December 31, 2016 and 2015:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2015	303,881	$10.02
Exercised	(15,401)	2.27
Expired	(52,650)	47.00
Outstanding at December 31, 2015	235,830	$2.27
Granted	846,073	4.50
Outstanding at December 31, 2016	1,081,903	$4.01

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

4.       STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

	Warrants Outstanding
Grant Date	December 31, 2016	December 31, 2015	Exercise Price per Share	Expiration Date
4/4/2012	187	187	$2.27	4/4/2017
11/20/2013	235,643	235,643	$2.27	11/20/2018
3/16/2016	846,073	-	$4.50	3/16/2019
	1,081,903	235,830

Stock Options

The Company’s Board of Directors (the “Board”) has approved four stock option plans: (i) the Amended and Restated 2005 Stock Option Plan (which has now expired), (ii) the 2006 Stock Option Plan, (iii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), and (iv) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”).

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

On June 2, 2016 at the Company’s annual stockholder meeting, the stockholders approved a proposal to amend the 2012 Plan, to, among other things, increase the number of shares of common stock of the Company that may be issued under the 2012 Plan to equal the sum of 4,149,710 plus 2% of the outstanding shares of common stock as of December 31, 2015, with the number of shares that may be issued under the 2012 Plan automatically increasing thereafter on January 1 of each year, commencing with January 1, 2017, by 2% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year (rounded down to the nearest whole share). Additionally, in connection with the proposed increase in the total number of shares of common stock that may be issued under the 2012 Plan, the Company increased the number of shares of common stock that may be issued pursuant to options that are intended to qualify as incentive stock options from 4,149,710 shares to 4,474,809 shares. The Third Amendment to the 2012 Plan provided that an additional 325,099 shares be added to the 2012 Plan for the fiscal year 2016. In addition, for the fiscal year beginning on January 1, 2017 the amount of shares that were added was equal to 427,980 shares.

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

The estimated weighted average fair value of the options granted during 2016 and 2015 were approximately $2.09 and $3.84 per share, respectively.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

4.       STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Expected volatility	78% - 82%	76% - 82%
Expected term	5-7 years	5-7 years
Dividend yield	0%	0%
Risk-free interest rates	0.5% - 2.3%	0.3% - 2.1%

Employee and non-employee stock-based compensation expense for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
General and administrative	$1,400,059	$1,284,959
Research and development	562,406	288,265
Total	$1,962,465	$1,573,224

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

Shares Outstanding
Range of Ex. Prices	Shares Outstanding	Weighted Average Term (yrs.)	Weighted Average Exercise Price
$0.16 - $0.19	78,842	1.33	$0.17
$0.30 - $0.37	4,331,069	5.35	0.36
$0.87	56,021	1.95	0.87
$3.58 - $5.78	2,138,301	8.67	4.23
$9.14	4,149	8.23	9.14
	6,608,382	6.35	$1.62

Shares Exercisable
Range of Ex. Prices	Shares Exercisable	Weighted Average Term (yrs.)	Weighted Average Exercise Price
$0.16 - $0.19	78,842	1.33	$0.17
$0.30 - $0.37	4,220,843	5.32	0.36
$0.87	56,021	1.95	0.87
$3.58 - $5.78	829,979	8.39	4.62
$9.14	1,729	8.23	9.14
	5,187,414	5.72	$1.05

As of December 31, 2016, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $3.5 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

4.       STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following is a schedule summarizing employee and non-employee stock option activity for the years ended December 31, 2016 and 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2015	5,004,700	$0.75
Granted	1,311,137	5.31
Exercised	(33,000)	0.32
Expired/Cancelled	(285,514)	4.03
Outstanding at December 31, 2015	5,997,323	$1.59	$8,876,038
Granted	980,000	2.98
Exercised	(48,758)	0.29
Expired/Cancelled	(320,183)	5.45
Outstanding at December 31, 2016	6,608,382	$1.62	$6,874,063
Exercisable at December 31, 2016	5,187,414	$1.05	$8,365,442

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was approximately $142,031 and $131,708 for the years ended December 31, 2016 and 2015, respectively.

5.       CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of December 31, 2016, the Company maintained approximately $17.3 million of uninsured deposits.

6.       GOVERNMENT GRANT AWARDS

CIRM Grant Award (HOPE)

On June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 (allogeneic cardiosphere-derived cells) for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements will be tied to the achievement of specified operational milestones. If CIRM determines, in its sole discretion, that Capricor has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements or pursue other remedies as allowed by law. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which Capricor is required to spend approximately $2.3 million of its own capital to fund the HOPE-Duchenne clinical trial. If Capricor fails to satisfy its co-funding requirement, the amount of the CIRM Award may be proportionately reduced. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, CCR Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

6.       GOVERNMENT GRANT AWARDS (Continued)

After completing the CIRM funded research project and after the award period end date, estimated to be in late 2017 or in 2018, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and the stage of development at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that, if converted, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance plus the interest that was accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy (“New Loan Balance”) at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor will not make its decision as to whether it will elect to convert the CIRM Award into a loan until after the end of the HOPE-Duchenne trial. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company will account for this award as a liability rather than income. If Capricor were to lose this funding, it may be required to delay, postpone, or cancel its HOPE-Duchenne trial or otherwise reduce or curtail its operations, unless it was able to obtain adequate financing for its clinical trial from alternative sources.  In July 2016, Capricor received the first disbursement of $2.0 million under the terms of the CIRM Award. Additionally, in September 2016, we completed the first operational milestone which was tied to the completion of enrollment of the HOPE-Duchenne clinical trial for which $1.1 million was received by Capricor in November 2016. As of December 31, 2016, our CIRM liability balance for the CIRM Award was $3.1 million.

NIH Grant Award (DYNAMIC)

In August 2013, Capricor was approved for a Phase IIB bridge grant through the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program for continued development of its CAP-1002 product candidate. Under the terms of the NIH grant, disbursements were made to Capricor over a period of approximately three years, in an aggregate amount of approximately $2.9 million, subject to annual and quarterly reporting requirements. During the years ended December 31, 2016 and 2015, approximately $0.5 million and $1.7 million, respectively, were incurred under the terms of the NIH grant. As of December 31, 2016, the full award of $2.9 million has been disbursed.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of December 31, 2016, no disbursements have been made under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of December 31, 2016, approximately $0.3 million has been incurred under the terms of the award.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

7.       COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The monthly lease payment was $16,620 per month for the first twelve months of the term and increased to $17,285 per month for the second twelve months of the term. On March 3, 2015, Capricor executed a Second Amendment to Lease (the “Second Lease Amendment”) with The Bubble Real Estate Company, LLC, pursuant to which (i) additional space was added to the Company’s corporate office lease and (ii) the Company exercised its option to extend the lease term through June 30, 2016. Under the terms of the Second Lease Amendment, commencing February 2, 2015, the base rent was $17,957 for one month, and, commencing March 2, 2015, the base rent increased to $21,420 per month for four months. Commencing July 1, 2015, the base rent increased to $22,111 per month for the remainder of the lease term. On May 25, 2016, Capricor entered into a Third Amendment to Lease (the “Third Lease Amendment”) with The Bubble Real Estate Company, LLC. Under the terms of the Third Lease Amendment, the lease term commenced on July 1, 2016 and will end on December 31, 2018. Commencing July 1, 2016, the base rent increased to $22,995 per month for the first twelve months of the term, will increase to $23,915 per month for the second twelve months of the term, and, thereafter, will increase to $24,872 for the remainder of the lease term.

On May 14, 2014, Capricor entered into a facilities lease with Cedars-Sinai Medical Center (“CSMC”), a shareholder of the Company, for two research labs (the “Facilities Lease”). The Facilities Lease is for a term of three years commencing June 1, 2014 and replaces the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment under the Facilities Lease was approximately $15,461 per month for the first six months of the term and increased to approximately $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. At the time of filing of this Annual Report on Form 10-K, the Company is currently in discussions with CSMC regarding an amendment to extend the term of the CSMC Lease and include the manufacturing facility within its provisions.

Unless renewed, each of the leases described above will not be in effect for fiscal year 2019. Included within the table below, future minimum rental payments to related parties totaled approximately $96,750. A summary of future minimum rental payments required under operating leases as of December 31, 2016 is as follows:

Years ended	Operating Leases
2017	$378,210
2018	292,722
Total minimum lease payments	$670,932

Expenses incurred under operating leases to unrelated parties for the years ended December 31, 2016 and 2015 were approximately $272,607 and $255,942, respectively. Expenses incurred under operating leases to related parties for each of the years ended December 31, 2016 and 2015 were approximately $224,421.

Legal Contingencies

Periodically, the Company may become involved in certain legal actions and claims arising in the ordinary course of business. There were no material legal actions or claims reported at December 31, 2016.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

8.       LICENSE AGREEMENTS (Continued)

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (“FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In May 2015, Capricor paid the development milestone related to Phase I that was owed to JHU pursuant to the terms of the JHU License Agreement.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

8.       LICENSE AGREEMENTS (Continued)

Cedars-Sinai Medical Center License Agreements

License Agreement for CDCs

On January 4, 2010, Capricor entered into an Exclusive License Agreement with CSMC (the “Original CSMC License Agreement”) for certain intellectual property rights. In 2013, the Original CSMC License Agreement was amended twice resulting in, among other things, a reduction in the percentage of sublicense fees which would have been payable to CSMC. Effective December 30, 2013, Capricor entered into an Amended and Restated Exclusive License Agreement with CSMC (the “Amended CSMC License Agreement”), pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified.

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

Pursuant to the Original CSMC License Agreement, CSMC was paid a license fee and Capricor was obligated to reimburse CSMC for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor is required to meet certain spending and development milestones. The annual spending requirements range from $350,000 to $800,000 each year between 2010 and 2017 (with the exception of 2014, for which there was no annual spending requirement).

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

8.       LICENSE AGREEMENTS (Continued)

License Agreement for Exosomes

On May 5, 2014, Capricor entered into an Exclusive License Agreement with CSMC (the “Exosomes License Agreement”) for certain intellectual property rights related to exosomes technology. The Exosomes License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license by CSMC to Capricor (with the right to sublicense) in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how. In addition, Capricor has the exclusive right to negotiate for an exclusive license to any future rights arising from related work conducted by or under the direction of Dr. Eduardo Marbán on behalf of CSMC. In the event the parties fail to agree upon the terms of an exclusive license, Capricor shall have a non-exclusive license to such future rights, subject to royalty obligations.

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

On August 5, 2016, Capricor and CSMC entered into a Third Amendment to the Exosomes License Agreement (the “Third Exosomes License Amendment”), pursuant to which the parties agreed to add certain patent families to the schedule of patent rights under the agreement. Under the Third Exosomes License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes two additional patent family applications; (ii) Capricor paid CSMC an upfront fee of $2,500; and (iii) Capricor reimbursed CSMC approximately $16,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent families.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

8.       LICENSE AGREEMENTS (Continued)

Collaboration Agreement with Janssen Biotech, Inc.

On December 27, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option (the “Janssen Agreement”) with Janssen, a wholly-owned subsidiary of Johnson & Johnson. Under the terms of the Janssen Agreement, Capricor and Janssen agreed to collaborate on the development of Capricor’s cell therapy program for cardiovascular applications, including its lead product candidate, CAP-1002. Capricor and Janssen further agreed to collaborate on the development of cell manufacturing in preparation for future clinical trials. Under the Janssen Agreement, Capricor was paid $12.5 million, and Capricor agreed to contribute to the development of a chemistry, manufacturing and controls package. In addition, Janssen has the exclusive right to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic CSps and CDCs in the field of cardiology, except as may otherwise be agreed with respect to certain indications to be determined. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from Phase II of Capricor’s ALLSTAR clinical trial for CAP-1002. If Janssen exercises its option rights, Capricor would receive an upfront license fee and additional milestone payments, which may total up to $325.0 million. In addition, a royalty ranging from a low double-digit percentage to a lower-end of a mid-range double-digit percentage would be paid on sales of licensed products.

Company Technology – Cenderitide and CU-NP

The Company entered into an exclusive license agreement for intellectual property rights related to natriuretic peptides with the Mayo Foundation for Medical Education and Research (“Mayo”), a Clinical Trial Funding Agreement with Medtronic, Inc. (“Medtronic”), and a Transfer Agreement with Medtronic, all of which also include certain intellectual property licensing provisions.

Mayo License Agreement

The Company and Mayo previously entered into a Technology License Agreement with respect to Cenderitide on January 20, 2006, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2007, and which was amended on June 2, 2008 (as so amended, the “CD-NP Agreement”). On June 13, 2008, the Company and Mayo entered into a Technology License Agreement with respect to CU-NP (the “CU-NP Agreement”), which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008. On November 14, 2013, the Company entered into an Amended and Restated License Agreement with Mayo (the “Amended Mayo Agreement”). The Amended Mayo Agreement amends and restates in its entirety each of the CD-NP Agreement and the CU-NP Agreement, and creates a single amended and restated license agreement between the Company and Mayo with respect to CD-NP and CU-NP (see Note 10 – “Subsequent Events”).

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

Pursuant to its terms, the agreement expired in February 2012, following the completion of the Phase I clinical trial and the delivery of data and reports related to such study. Although the Medtronic agreement expired, there are certain provisions that survive the expiration of the agreement, including the obligation to pay royalties on products that might be covered by the Joint Intellectual Property. The Company and Medtronic subsequently entered into a Transfer Agreement, described below.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

8.       LICENSE AGREEMENTS (Continued)

Medtronic Transfer Agreement

On October 8, 2014, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with Medtronic to acquire patent rights relating to the formulation and pump delivery of natriuretic peptides. Pursuant to the Transfer Agreement, Medtronic has assigned to the Company all of its right, title and interest in all natriuretic peptide patents and patent applications previously owned by Medtronic or co-owned by Medtronic and the Company (the “Natriuretic Peptide Patents”). Under the Transfer Agreement, the Company received all rights to the Natriuretic Peptide Patents, including the right to grant licenses and to make assignments without approval from Medtronic.

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

In light of our decision to terminate our development program with respect to natriuretic peptides, the Company is now considering whether or not to cease prosecution of some or all of the Natriuretic Peptide Patents and has offered to reassign to Medtronic rights to certain patent applications obtained through the Transfer Agreement.

9.       RELATED PARTY TRANSACTIONS

Lease and Sub-Lease Agreement

As noted above, Capricor is a party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “Commitments and Contingencies”), and CSMC has served and continues to serve as an investigative site in Capricor’s clinical trials. Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics and participates as an observer at the Company’s meetings of the Board of Directors, is the Director of the Cedars-Sinai Heart Institute, a Co-Founder of Capricor and the Chairman of the Company’s Scientific Advisory Board.

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For both the years ended December 31, 2016 and 2015, Capricor recognized $30,000 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

9.       RELATED PARTY TRANSACTIONS (Continued)

Consulting Agreements

Effective January 1, 2013, Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, entered into an oral Consulting Agreement with Capricor whereby Capricor agreed to pay Dr. Litvack fees of $10,000 per month for consulting services. On March 24, 2014, Capricor entered into a written Consulting Agreement with Dr. Litvack memorializing the $10,000 per month compensation arrangement described above. The agreement is terminable upon 30 days’ notice. Additionally, in 2016, Capricor retained the services of Lit Digital Media, LLC whose sole member is Harry Litvack, the son of Frank Litvack. Lit Digital Media provides services to the Company related to social media and public relations, and the Company pays Lit Digital Media approximately $1,500 per month for such services.

Payables to Related Party

At December 31, 2016 and 2015, the Company had accounts payable and accrued expenses to related parties totaling $489,217 and $352,334, respectively. CSMC accounts for approximately $477,907 and $352,334 of the total accounts payable and accrued expenses to related parties as of December 31, 2016 and 2015, respectively. CSMC expenses relate to the ongoing clinical trials costs and deferred rent on our research lab space.

Related Party Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC, subject to final documentation. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses and will receive a negotiated amount of monetary compensation therefor.

10.       SUBSEQUENT EVENTS

Stock Option Grants

In January 2017, the Company granted a total of 566,131 stock options to its employees and directors.

Termination of Mayo License Agreement

On February 13, 2017, the Company provided Mayo with a notice of termination of the Amended Mayo Agreement pursuant to Section 7.03 of the Amended Mayo Agreement, thereby relinquishing all rights previously licensed by Mayo to Capricor with respect to CD-NP and CU-NP. The Company provided 90 days’ notice of the effectiveness of termination, but Mayo has indicated to the Company that it considers the Amended Mayo Agreement to be terminated as of February 14, 2017 due to an ongoing dispute with Mayo regarding the payment of certain fees incurred in the prosecution of the intellectual property rights licensed by Mayo to the Company, which fees the Company does not deem to be material in amount. The Company elected to terminate the Amended Mayo Agreement so we may focus our resources and efforts on our CAP-1002 and CAP-2003 programs.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in Internal Control-Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, or our 2017 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the section entitled “2016 Executive Compensation” and “Compensation of Directors” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the sections entitled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be set forth in the section entitled “Principal Accountant Fees and Services” in our 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements required by this item are included in a separate section of this Annual Report on Form 10-K beginning on page 63.

(a)(2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto listed in (a)(1) above.

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

10.2	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.3	First Amendment to the Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

10.4	Employment Agreement by and between Capricor, Inc. and Linda Marbán, dated September 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.5	Consulting Agreement between Capricor, Inc. and Frank Litvack, dated March 24, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.7	Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.8	Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.9	Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.10	First Amendment to Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.11	First Amendment to Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.12	First Amendment to Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.13	Form of Incentive Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.14	Form of Non-Qualified Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.15	Form of Stock Option Agreement for the Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.16	Form of Stock Option Agreement for the Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.17	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 13, 2009).

10.18	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

10.19	Form of Security Agreement, by and among the Company and Various Accredited Investors, dated March 15, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.20	Placement Agent Agreement dated March 30, 2012, between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.21	Form of Subscription Agreement, entered into on March 30, 2012, between the Company and Various Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.22	Clinical Trial Funding Agreement, dated February 25, 2011, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2011). +

10.23	Exclusive License Agreement, dated June 21, 2006, between Capricor, Inc. and the Universita Degli Studi Di Roma “La Sapienza” (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.24	Exclusive License Agreement, dated June 22, 2006, between Capricor, Inc. and the Johns Hopkins University(incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.25	First Amendment to the Exclusive License Agreement, dated May 13, 2009, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.26	Second Amendment to the Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.27	Amended and Restated Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.28	Collaboration Agreement and License Option, dated December 27, 2013, between Capricor, Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.29	Loan Agreement, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.30	Notice of Loan Award, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.31	Facilities Lease, dated January 1, 2008, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.32	Lease Agreement, dated March 29, 2012, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015).

10.33	First Amendment to the Lease Agreement, dated June 13, 2013, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.34	Sublease Agreement, dated May 1, 2012, between Capricor, Inc. and Frank Litvack (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.35	Sublease Agreement, dated April 1, 2013, between Capricor, Inc. and Reprise Technologies, LLC(incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.36	Exclusive License Agreement, dated May 5, 2014 between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on May 23, 2014). +

10.37	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2014).

10.38	Transfer Agreement, dated October 8, 2014, by and between Capricor Therapeutics, Inc. and Medtronic, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). +

10.39	Share Purchase Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.40	Registration Rights Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.41	Share Purchase Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.42	Registration Rights Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.43	Amendment dated February 2, 2015 to Share Purchase Agreement dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the purchaser signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.44	Employment Agreement by and between Capricor, Inc. and Andrew Hamer, dated November 11, 2013 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).†

10.45	First Amendment to Exclusive License Agreement, dated as of February 27, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). +

10.46	Second Amendment to Lease Agreement, dated March 3, 2015, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).

10.47	Second Amendment to Exclusive License Agreement, dated as of June 10, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.48	Joinder Agreement, dated as of September 30, 2015, by and among the Company, Capricor, Inc. and the California Institute For Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015).

10.49	Employment Agreement, dated as of August 3, 2015, by and between Capricor, Inc. and Deborah Ascheim, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015). †

10.50	Employment Agreement, dated as of February 22, 2016, by and between Capricor, Inc. and Leland Gershell (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2016). †

10.51	Registration Rights Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.52	Subscription Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.53	Amendment to Notice of Loan Award, dated as of May 12, 2016 by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016). +

10.54	Third Amendment to Lease, dated as of May 25, 2016, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016).

10.55	Notice of Award, dated as of June 16, 2016, by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016). +

10.56	Loan Election Agreement, dated as of June 16, 2016, by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016).

10.57	Underwriting Agreement, dated as of September 16, 2016, by and among Capricor Therapeutics, Inc., Roth Capital Partners, LLC and National Securities Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 16, 2016).

10.58	Subscription Agreement, dated as of September 16, 2016, by and between Capricor Therapeutics, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 16, 2016).

10.59	Second Amendment to Amended and Restated Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2016). +

10.60	Third Amendment to Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2016). +

10.61	Second Amendment to Capricor Therapeutics, Inc. 2012 Restated Equity Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8, filed with the Commission on January 11, 2017). †

10.62	Third Amendment to Capricor Therapeutics, Inc. 2012 Restated Equity Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8, filed with the Commission on January 11, 2017). †

21.1	List of Subsidiaries.*

23.1	Consent of Rose Snyder & Jacobs, LLP.*

24.1	Power of Attorney (included on signature page hereof).*

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2014 through December 31, 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.*

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

+ The Company has received confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2017.

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

Signature	Title	Date

/s/ Linda Marbán, Ph.D.	Chief Executive Officer and Director	March 14, 2017
Linda Marbán, Ph.D.	(Principal Executive Officer)

/s/ Leland Gershell, M.D., Ph.D.	Chief Financial Officer	March 14, 2017
Leland Gershell, M.D., Ph.D.	(Principal Financial Officer)

/s/ Anthony J. Bergmann	Vice President of Finance	March 14, 2017
Anthony J. Bergmann	(Principal Accounting Officer)

/s/ Frank Litvack, M.D.	Executive Chairman	March 14, 2017
Frank Litvack, M.D.

/s/ Joshua A. Kazam	Director	March 14, 2017
Joshua A. Kazam

/s/ Earl M. Collier	Director	March 14, 2017
Earl M. Collier

/s/ Louis V. Manzo	Director	March 14, 2017
Louis V. Manzo

/s/ George W. Dunbar	Director	March 14, 2017
George W. Dunbar

/s/ David B. Musket	Director	March 14, 2017
David B. Musket

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Form of Convertible Note Purchase Agreement entered into among the Company and various accredited investors on March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2013).

10.2	Form of Note issued to Various Accredited Investors on March 15, 2013 (includes Form of Warrant as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.3	First Amendment to the Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

10.4	Employment Agreement by and between Capricor, Inc. and Linda Marbán, dated September 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.5	Consulting Agreement between Capricor, Inc. and Frank Litvack, dated March 24, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.7	Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.8	Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.9	Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.10	First Amendment to Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.11	First Amendment to Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.12	First Amendment to Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.13	Form of Incentive Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.14	Form of Non-Qualified Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.15	Form of Stock Option Agreement for the Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.16	Form of Stock Option Agreement for the Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.17	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 13, 2009).

10.18	Form of Securities Purchase Agreement entered into among the Company and Various Accredited Investors on June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2011).

10.19	Form of Security Agreement, by and among the Company and Various Accredited Investors, dated March 15, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 22, 2013).

10.20	Placement Agent Agreement dated March 30, 2012, between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.21	Form of Subscription Agreement, entered into on March 30, 2012, between the Company and Various Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

10.22	Clinical Trial Funding Agreement, dated February 25, 2011, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2011). +

10.23	Exclusive License Agreement, dated June 21, 2006, between Capricor, Inc. and the Universita Degli Studi Di Roma “La Sapienza” (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.24	Exclusive License Agreement, dated June 22, 2006, between Capricor, Inc. and the Johns Hopkins University(incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.25	First Amendment to the Exclusive License Agreement, dated May 13, 2009, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.26	Second Amendment to the Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.27	Amended and Restated Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.28	Collaboration Agreement and License Option, dated December 27, 2013, between Capricor, Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.29	Loan Agreement, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.30	Notice of Loan Award, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.31	Facilities Lease, dated January 1, 2008, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.32	Lease Agreement, dated March 29, 2012, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015).

10.33	First Amendment to the Lease Agreement, dated June 13, 2013, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.34	Sublease Agreement, dated May 1, 2012, between Capricor, Inc. and Frank Litvack (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.35	Sublease Agreement, dated April 1, 2013, between Capricor, Inc. and Reprise Technologies, LLC(incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.36	Exclusive License Agreement, dated May 5, 2014 between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on May 23, 2014). +

10.37	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2014).

10.38	Transfer Agreement, dated October 8, 2014, by and between Capricor Therapeutics, Inc. and Medtronic, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). +

10.39	Share Purchase Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.40	Registration Rights Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.41	Share Purchase Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.42	Registration Rights Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.43	Amendment dated February 2, 2015 to Share Purchase Agreement dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the purchaser signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.44	Employment Agreement by and between Capricor, Inc. and Andrew Hamer, dated November 11, 2013 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).†

10.45	First Amendment to Exclusive License Agreement, dated as of February 27, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). +

10.46	Second Amendment to Lease Agreement, dated March 3, 2015, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).

10.47	Second Amendment to Exclusive License Agreement, dated as of June 10, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.48	Joinder Agreement, dated as of September 30, 2015, by and among the Company, Capricor, Inc. and the California Institute For Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015).

10.49	Employment Agreement, dated as of August 3, 2015, by and between Capricor, Inc. and Deborah Ascheim, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015). †

10.50	Employment Agreement, dated as of February 22, 2016, by and between Capricor, Inc. and Leland Gershell (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2016). †

10.51	Registration Rights Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.52	Subscription Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.53	Amendment to Notice of Loan Award, dated as of May 12, 2016 by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016). +

10.54	Third Amendment to Lease, dated as of May 25, 2016, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016).

10.55	Notice of Award, dated as of June 16, 2016, by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016). +

10.56	Loan Election Agreement, dated as of June 16, 2016, by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016).

10.57	Underwriting Agreement, dated as of September 16, 2016, by and among Capricor Therapeutics, Inc., Roth Capital Partners, LLC and National Securities Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 16, 2016).

10.58	Subscription Agreement, dated as of September 16, 2016, by and between Capricor Therapeutics, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 16, 2016).

10.59	Second Amendment to Amended and Restated Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2016). +

10.60	Third Amendment to Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2016). +

10.61	Second Amendment to Capricor Therapeutics, Inc. 2012 Restated Equity Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8, filed with the Commission on January 11, 2017). †

10.62	Third Amendment to Capricor Therapeutics, Inc. 2012 Restated Equity Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8, filed with the Commission on January 11, 2017). †

21.1	List of Subsidiaries.*

23.1	Consent of Rose Snyder & Jacobs, LLP.*

24.1	Power of Attorney (included on signature page hereof).*

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2014 through December 31, 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.*

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

+ The Company has received confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

