Form 10-Q
period 2017-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2017-05-15
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2017

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 12, 2017, there were 22,595,310 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2017 (unaudited)	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$2,750,473	$3,204,378
Marketable securities	8,992,980	12,990,510
Restricted cash	1,125,830	1,347,225
Grant receivable	197,214	223,335
Prepaid expenses and other current assets	398,175	342,892

TOTAL CURRENT ASSETS	13,464,672	18,108,340

PROPERTY AND EQUIPMENT, net	411,877	435,336

OTHER ASSETS
Intangible assets, net of accumulated amortization of $159,616 and $147,429, respectively	130,066	142,253
Other assets	61,426	61,426

TOTAL ASSETS	$14,068,041	$18,747,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,505,801	$3,038,780
Accounts payable and accrued expenses, related party	109,796	489,217
Deferred revenue, current	683,592	1,367,186

TOTAL CURRENT LIABILITIES	3,299,189	4,895,183

LONG-TERM LIABILITIES
Loan payable	13,905,857	13,905,857
CIRM liability	3,100,000	3,100,000
Accrued interest	954,789	849,469

TOTAL LONG-TERM LIABILITIES	17,960,646	17,855,326

TOTAL LIABILITIES	21,259,835	22,750,509

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 21,399,019 shares
issued and outstanding at March 31, 2017 and December 31, 2016	21,399	21,399
Additional paid-in capital	50,422,955	49,951,165
Accumulated other comprehensive income	9,711	3,524
Accumulated deficit	(57,645,859)	(53,979,242)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(7,191,794)	(4,003,154)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,068,041	$18,747,355

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2017	2016

INCOME
Collaboration income	$683,594	$911,458
Grant income	197,214	303,631

TOTAL INCOME	880,808	1,215,089

OPERATING EXPENSES
Research and development	3,257,149	4,341,119
General and administrative	1,189,238	1,084,696

TOTAL OPERATING EXPENSES	4,446,387	5,425,815

LOSS FROM OPERATIONS	(3,565,579)	(4,210,726)

OTHER INCOME (EXPENSE)
Investment income	4,282	10,510
Interest expense	(105,320)	(66,125)

TOTAL OTHER INCOME (EXPENSE)	(101,038)	(55,615)

NET LOSS	(3,666,617)	(4,266,341)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain (loss) on marketable securities	6,187	(6,157)

COMPREHENSIVE LOSS	$(3,660,430)	$(4,272,498)

Net loss per share, basic and diluted	$(0.17)	$(0.26)

Weighted average number of shares,
basic and diluted	21,399,019	16,537,502

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Balance at December 31, 2016	21,399,019	$21,399	$49,951,165	$3,524	$(53,979,242)	$(4,003,154)

Stock-based compensation	-	-	471,790	-	-	471,790

Unrealized gain on marketable securities	-	-	-	6,187	-	6,187

Net loss	-	-	-	-	(3,666,617)	(3,666,617)

Balance at March 31, 2017	21,399,019	$21,399	$50,422,955	$9,711	$(57,645,859)	$(7,191,794)

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,666,617)	$(4,266,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,772	31,604
Stock-based compensation	471,790	290,586
Change in assets - (increase) decrease:
Receivables	26,121	(91,693)
Prepaid expenses and other current assets	(55,283)	(110,818)
Other assets	-	(1,000)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	(532,979)	693,544
Accounts payable and accrued expenses, related party	(379,421)	118,535
Accrued interest	105,320	65,789
Deferred revenue	(683,594)	(911,459)

NET CASH USED IN OPERATING ACTIVITIES	(4,675,891)	(4,181,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(3,996,283)	(2,505,572)
Proceeds from sales and maturities of marketable securities	8,000,000	8,000,000
Purchases of property and equipment	(3,126)	(45,808)

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,000,591	5,448,620

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	-	3,929,795
Proceeds from loan payable	-	1,000,000
Proceeds from stock awards, warrants, and options	-	986

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,930,781

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS,
AND RESTRICTED CASH	(675,300)	6,198,148

Cash, cash equivalents, and restricted cash balance at beginning of period	4,551,603	5,568,306

Cash, cash equivalents, and restricted cash balance at end of period	$3,876,303	$11,766,454

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The mission of Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company”), is to develop innovative therapies for diseases focusing on cardiovascular diseases as well as exploring other indications. Capricor, Inc. (“Capricor”), a privately-held company and a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics and its subsidiary, Capricor, together have four drug candidates, two of which are in various stages of active development.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017, from which the December 31, 2016 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Cash, cash equivalents and marketable securities as of March 31, 2017 were approximately $11.7 million, compared to approximately $16.2 million as of December 31, 2016. On March 31, 2017, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $5.0 million (the “ATM Program”) through Wainwright, as sales agent (see Note 3 – “Stockholders’ Equity”). Sales of shares under the Sales Agreement will be made pursuant to the registration statement on Form S-3, filed with the SEC on September 28, 2015 and a related Prospectus Supplement filed with the SEC on April 3, 2017. As of the date of filing of this quarterly report on Form 10-Q, no shares have been sold by the Company pursuant to the ATM Program.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2017, the Company entered into Subscription Agreements with certain accredited investors, pursuant to which the Company issued an aggregate of 1,196,291 shares of its common stock at a price per share of $3.10 for an aggregate purchase price of approximately $3.7 million (see Note 10 – “Subsequent Events”).

Under the terms of the Company’s ALLSTAR Loan Award with CIRM (see Note 2 – “Loan Payable”), Capricor received $4.8 million in additional disbursements over the course of 2016. Also, in June 2016, Capricor entered into a Grant Award with CIRM in the amount of approximately $3.4 million (the “CIRM Award”) to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial (see Note 6 – “Government Grant Awards”). Pursuant to the terms of the CIRM Award, the disbursements are tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which Capricor is required to spend a minimum of approximately $2.3 million of its own capital to fund the HOPE-Duchenne clinical trial. In 2016, Capricor received two disbursements under the terms of the CIRM Award totaling $3.1 million. Additionally, in September, the Company was awarded a U.S. Department of Defense (“DoD”) grant award in the amount of approximately $2.4 million (see Note 6 – “Government Grant Awards”). Furthermore, the Company was awarded an NIH grant in an amount up to approximately $4.2 million (see Note 6 – “Government Grant Awards”).

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31,	March 31,
	2017	2016
Cash and cash equivalents	$2,750,473	$11,766,454
Restricted cash	1,125,830	-
Total cash, cash equivalents, and restricted
cash shown in the statements of cash flows	$3,876,303	$11,766,454

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has two awards with CIRM designated for specific use, a Loan Agreement with CIRM (the “CIRM Loan Agreement”) entered into on February 5, 2013 (see Note 2 – “Loan Payable”) in connection with the ALLSTAR Phase II clinical trial and the CIRM Award (see Note 6 – “Government Grant Awards”) related to the HOPE Phase I/II clinical trial. Restricted cash represents funds received under these awards which are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The restricted cash balance was approximately $1.1 million and $1.3 million as of March 31, 2017 and December 31, 2016, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was approximately $26,584 and $19,417 for the three months ended March 31, 2017 and 2016, respectively.

Property and equipment consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Furniture and fixtures	$51,161	$51,161
Laboratory equipment	590,935	587,809
Leasehold improvements	47,043	47,043
	689,139	686,013
Less accumulated depreciation	(277,262)	(250,677)
Property and equipment, net	$411,877	$435,336

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Also, the Company recorded capitalized loan fees as a component of intangible assets on the consolidated balance sheet (see Note 2 – “Loan Payable”). Total amortization expense was approximately $12,187 for each of the three month periods ended March 31, 2017 and 2016. A summary of future amortization expense as of March 31, 2017 is as follows:

Years ended	Amortization Expense
2017 (9 months)	$36,562
2018	43,733
2019	43,276
2020	4,330
Thereafter	2,165

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of the merger in 2013 between Capricor and Nile, the Company recorded $1.5 million as in-process research and development in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. The in-process research and development asset is subject to impairment testing until completion or abandonment of research and development efforts associated with the project. The Company reviews intangible assets at least annually for possible impairment. Intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In February 2017, the Company announced the termination of its development program for Cenderitide and CU-NP. As of December 31, 2016, the Company deemed the in-process research and development assets to be impaired. During the year ended December 31, 2016, the Company recognized an impairment expense of $1.5 million. For the three month periods ended March 31, 2017 and 2016, no impairment expense was recognized within the statement of operations and comprehensive loss.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $3.3 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $3.7 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2017 and 2016, the Company’s other comprehensive gain (loss) was $6,187 and $(6,157), respectively.

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

For the three months ended March 31, 2017 and 2016, warrants and options to purchase 8,261,999 and 7,204,078 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at March 31, 2017 and December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
	Level I	Level II	Level III	Total
Marketable securities	$8,992,980	$-	$-	$8,992,980

	December 31, 2016
	Level I	Level II	Level III	Total
Marketable securities	$12,990,510	$-	$-	$12,990,510

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

Warrant Liability

The Company accounts for some of its warrants issued in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company must classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. The fair value of warrants is estimated by management using the Black-Scholes option-pricing model. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. Management has determined the value of the warrant liability to be insignificant at March 31, 2017, and no such liability has been reflected on the balance sheet.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company adopted this provision in the first quarter of 2017. The adoption of this update did not have a material effect on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. The Company adopted this standard effective December 31, 2015. The adoption of this update did not have a material effect on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements (“ASU 2015-15”). ASU 2015-15 clarified guidance in ASU 2015-03 by providing that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which required the Company to adopt these provisions in the first quarter of 2016. This update was applied on a retrospective basis, wherein the balance sheet of each period presented was adjusted to reflect the effects of applying the new guidance. The adoption of these provisions did not have a material effect on the Company’s financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company beginning December 15, 2016 and for interim periods within those annual periods. The Company adopted this standard on January 1, 2017. Since the Company has incurred net losses since its inception, adoption of the new guidance will not have a material impact on its condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. The standard is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company elected to early adopt this provision in the first quarter of 2017. This update was applied on a retrospective basis, wherein the statement of cash flow of each period presented was adjusted to reflect the effects of applying the new guidance.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statement presentation or disclosures. For a more detailed listing of the Company’s significant accounting policies, see Note 1 – “Organization and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 16, 2017.

2.	LOAN PAYABLE

Pursuant to the terms of the CIRM Loan Agreement, CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, CIRM and the Company entered into an amendment to the CIRM Loan Agreement (the “CIRM Loan Amendment”), pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because we decreased the number of patients enrolled in the ALLSTAR clinical trial, we will not need to take down the full amount available for disbursement under the CIRM Loan Agreement and, in addition, certain of the operational milestones tied to patient enrollment will not be met. We believe that the amount that will ultimately be disbursed to us will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

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

The due diligence costs are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of March 31, 2017, $30,000 of loan costs were capitalized with the balance of $4,561 to be amortized over approximately ten months.

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

For the three months ended March 31, 2017 and 2016, interest expense under the CIRM loan was approximately $105,320 and $65,789, respectively. The principal balance outstanding under the CIRM loan was $13,905,857 as of March 31, 2017 and December 31, 2016. The balance of the loan with accrued interest is due in 2018, unless extended pursuant to the terms of the CIRM Loan Agreement.

3.	STOCKHOLDERS’ EQUITY

Common Stock Sales Agreement

On March 31, 2017, the Company entered into the Sales Agreement with Wainwright, under which the Company may, from time to time, issue and sell shares of its common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million. The common stock will be distributed at the market prices prevailing at the time of sale. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. As of the date of filing of this quarterly report on Form 10-Q, no shares have been sold by the Company pursuant to the ATM Program.

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

 Outstanding Shares

At March 31, 2017, the Company had 21,399,019 shares of common stock issued and outstanding.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the period ended March 31, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2017	1,081,903	$4.01
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2017	1,081,903	$4.01

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2017:

At March 31, 2017
Grant Date	Warrants Outstanding	Exercise Price	Expiration Date

4/4/2012	187	$2.27	4/4/2017
11/20/2013	235,643	$2.27	11/20/2018
3/16/2016	846,073	$4.50	3/16/2019
	1,081,903

Stock Options

The Company’s Board of Directors (the “Board”) has approved three stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), and (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”).

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

The estimated weighted average fair value of the options granted during the three months ended March 31, 2017 and 2016 were approximately $1.86 and $1.59 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Expected volatility	78% - 81%	79%
Expected term	5 - 7 years	7 years
Dividend yield	0%	0%
Risk-free interest rates	2.2% - 2.3%	1.5% - 1.7%

Employee and non-employee stock-based compensation expense for the three months ended March 31, 2017 and 2016 was as follows:

	Three months ended March 31,
	2017	2016

General and administrative	$301,222	$219,324
Research and development	170,568	71,262
Total	$471,790	$290,586

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

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2017	6,608,382	$1.62	$6,874,063
Granted	603,131	2.59
Exercised	-	-
Expired/Cancelled	(31,417)	3.22
Outstanding at March 31, 2017	7,180,096	$1.69	$12,106,000
Exercisable at March 31, 2017	5,311,191	$1.12	$12,015,092

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of March 31, 2017, the Company maintained approximately $12.5 million of uninsured deposits.

6.	GOVERNMENT GRANT AWARDS

CIRM Grant Award (HOPE)

On June 16, 2016, Capricor entered into a CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements will be tied to the achievement of specified operational milestones. If CIRM determines, in its sole discretion, that Capricor has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements or pursue other remedies as allowed by law. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which Capricor is required to spend approximately $2.3 million of its own capital to fund the HOPE-Duchenne clinical trial. If Capricor fails to satisfy its co-funding requirement, the amount of the CIRM Award may be proportionately reduced. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, CCR Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

After completing the CIRM funded research project and after the award period end date, estimated to be in late 2017 or in 2018, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if converted, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance plus the interest that was accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy (the “New Loan Balance”) at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor will not make its decision as to whether it will elect to convert the CIRM Award into a loan until after the end of the HOPE-Duchenne trial. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company will account for this award as a liability rather than income. If Capricor were to lose this funding, it may be required to delay, postpone, or cancel its HOPE-Duchenne trial or otherwise reduce or curtail its operations, unless it was able to obtain adequate financing for its clinical trial from alternative sources.  In July 2016, Capricor received the first disbursement of $2.0 million under the terms of the CIRM Award.

Additionally, in September 2016, the Company completed the first operational milestone which was tied to the completion of enrollment of the HOPE-Duchenne clinical trial for which $1.1 million was received by Capricor in November 2016. As of March 31, 2017, the Company’s CIRM liability balance for the CIRM Award was $3.1 million, of which, $1.1 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

NIH Grant Award (DYNAMIC)

In August 2013, Capricor was approved for a Phase IIB bridge grant through the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program for continued development of its CAP-1002 product candidate. Under the terms of the NIH grant, disbursements were made to Capricor over a period of approximately three years, in an aggregate amount of approximately $2.9 million, subject to annual and quarterly reporting requirements. As of September 30, 2016, the full award of $2.9 million has been disbursed under the terms of the NIH grant.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	GOVERNMENT GRANT AWARDS (continued)

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of March 31, 2017, approximately $30,000 has been incurred under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of March 31, 2017, approximately $0.5 million has been incurred under the terms of the award.

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

Capricor entered into a facilities lease with Cedars-Sinai Medical Center (“CSMC”), a shareholder of the Company, for two research labs (the “Facilities Lease”). The Facilities Lease is for a term of three years commencing June 1, 2014 and replaces the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment under the Facilities Lease was approximately $15,461 per month for the first six months of the term and increased to approximately $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. At the time of filing of this Quarterly Report on Form 10-Q, the Company is currently in discussions with CSMC regarding an amendment to extend the term of the CSMC Lease and include the manufacturing facility within its provisions.

Unless renewed, each of the leases described above will not be in effect for fiscal year 2019. Included within the table below, future minimum rental payments to related parties totaled approximately $38,700. A summary of future minimum rental payments required under operating leases as of March 31, 2017 is as follows:

Years ended	Operating Leases
2017 (9 months)	$251,175
2018	292,722
Total minimum lease payments	$543,897

Expense incurred under operating leases to unrelated parties was approximately $71,215 and $65,088 for the three months ended March 31, 2017 and 2016, respectively. Expense incurred under operating leases to related parties was approximately $56,105 for each of the three month periods ended March 31, 2017 and 2016.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	COMMITMENTS AND CONTINGENCIES (continued)

Legal Contingencies

The Company is not party to any material legal proceedings at this time.  From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of our business.

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

Collaboration Agreement with Janssen Biotech, Inc.

On December 27, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option (the “Janssen Agreement”) with Janssen, a wholly-owned subsidiary of Johnson & Johnson. Under the terms of the Janssen Agreement, Capricor and Janssen agreed to collaborate on the development of Capricor’s cell therapy program for cardiovascular applications, including its lead product candidate, CAP-1002. Capricor and Janssen further agreed to collaborate on the development of cell manufacturing in preparation for future clinical trials. Under the Janssen Agreement, Capricor was paid $12.5 million, and Capricor agreed to contribute to the development of a chemistry, manufacturing and controls package. In addition, Janssen has the exclusive right to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres (“CSps”) and cardiosphere-derived cells (“CDCs”) in the field of cardiology, except as may otherwise be agreed with respect to certain indications to be determined. Janssen has the right to exercise the option at any time until 60 days after the delivery by Capricor of the six-month follow-up results from Phase II of Capricor’s ALLSTAR clinical trial for CAP-1002. If Janssen exercises its option rights, Capricor would receive an upfront license fee and additional milestone payments, which may total up to $325.0 million. In addition, a royalty ranging from a low double-digit percentage to a lower-end of a mid-range double-digit percentage would be paid on sales of licensed products.

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

On February 13, 2017, the Company provided Mayo with a notice of termination of the Amended Mayo Agreement pursuant to Section 7.03 of the Amended Mayo Agreement, thereby relinquishing all rights previously licensed by Mayo to Capricor with respect to CD-NP and CU-NP. The Company provided 90 days’ notice of the effectiveness of termination, but Mayo had indicated to the Company that it considered the Amended Mayo Agreement to be terminated as of February 14, 2017 due to an ongoing dispute with Mayo regarding the payment of certain fees incurred in the prosecution of the intellectual property rights licensed by Mayo to the Company, which fees the Company does not deem to be material in amount. The Company elected to terminate the Amended Mayo Agreement so we may focus our resources and efforts on our CAP-1002 and CAP-2003 programs.

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

Medtronic Transfer Agreement

On October 8, 2014, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with Medtronic to acquire patent rights relating to the formulation and pump delivery of natriuretic peptides. Pursuant to the Transfer Agreement, Medtronic assigned to the Company all of its right, title and interest in all natriuretic peptide patents and patent applications previously owned by Medtronic or co-owned by Medtronic and the Company (the “Natriuretic Peptide Patents”). Under the Transfer Agreement, the Company received all rights to the Natriuretic Peptide Patents, including the right to grant licenses and to make assignments without approval from Medtronic.

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

Lease and Sub-Lease Agreements

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

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three month periods ended March 31, 2017 and 2016, Capricor recognized $7,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

Payables to Related Party

At March 31, 2017 and December 31, 2016, the Company had accounts payable and accrued expenses to related parties totaling $109,796 and $489,217, respectively. CSMC accounts for approximately $107,296 and $477,907 of the total accounts payable and accrued expenses to related parties as of March 31, 2017 and December 31, 2016, respectively. CSMC expenses relate to research and development costs as well as deferred rent on our research lab space.

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

May 2017 Financing

On May 5, 2017, the Company entered into Subscription Agreements with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the investors, in a private placement (the “Private Placement”), an aggregate of 1,196,291 shares of its common stock, par value $0.001 per share, at a price per share of $3.10 for an aggregate purchase price of approximately $3.7 million.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement with the Investors. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated (i) to prepare and file with the SEC a registration statement to register for resale the shares issued in the Private Placement, and (ii) to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. The Company will be required to pay to each Investor liquidated damages equal to 1.0% of the aggregate purchase price paid by such Investor pursuant to the Subscription Agreements for the shares per month (up to a cap of 10.0%) if it does not meet certain obligations with respect to the registration of the shares, subject to certain conditions.

Common Stock Sales Agreement

As of the date of filing of this quarterly report on Form 10-Q, no shares have been sold by the Company pursuant to the ATM Program.

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

Overview

Our mission is to develop innovative therapies for diseases focusing on cardiovascular diseases as well as exploring other indications. Our executive offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our Internet address is www.capricor.com.

Consummation of the Merger

We were originally incorporated in Delaware in August 2005 under the name Nile Pharmaceuticals, Inc. and we changed our name to Nile Therapeutics, Inc., or Nile, in January 2007. On November 20, 2013, pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of July 7, 2013, as amended by that certain First Amendment to Agreement and Plan of Merger and Reorganization dated as of September 27, 2013, or as amended, the Merger Agreement, by and among Nile, Nile’s wholly-owned subsidiary, Bovet Merger Corp., a Delaware corporation, or Merger Sub, and Capricor, Merger Sub merged with and into Capricor and Capricor became a wholly-owned subsidiary of Nile (referred to herein as the Merger). Immediately prior to the effective time of the merger, and in connection therewith, Nile filed certain amendments to its certificate of incorporation which, among other things (i) effected a 1-for-50 reverse split of its common stock, (ii) changed its corporate name from “Nile Therapeutics, Inc.” to “Capricor Therapeutics, Inc.,” and (iii) effected a reduction in the total number of authorized shares of common stock from 100,000,000 to 50,000,000, and a reduction in the total number of authorized shares of preferred stock from 10,000,000 to 5,000,000.

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

Drug Candidates

We have four drug candidates, two of which are in various stages of active development. Our current research and development efforts are focused on CAP-1002 and CAP-2003. CAP-1002 is the subject of two ongoing clinical trials, and we are planning to have CAP-2003 in clinical development in 2018 subject to regulatory approval. CAP-1001 (autologous CDCs) was the subject of the CSMC and JHU-sponsored Phase I CADUCEUS trial and is not in active development. Both CAP-1002 and CAP-1001 are derived from cardiospheres, or CSps, and we do not plan to develop CSps as a therapeutic.

CAP-1002:

Our core therapeutic technology is based on the cardiosphere-derived cell, or CDC, a type of cardiac progenitor cell that composes a minor fraction of the cardiac muscle cell population and was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since their initial report in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to approximately 140 human subjects across several clinical trials. We are currently developing allogeneic CDCs (CAP-1002) as a product candidate for the potential treatment of cardiac and other disorders.

We are currently conducting two clinical trials of our lead product candidate, CAP-1002: the randomized, double-blind, placebo-controlled Phase II portion of the Phase I/II ALLSTAR clinical trial in patients who have had a myocardial infarction, or MI, and the randomized Phase I/II HOPE-Duchenne clinical trial in patients with Duchenne muscular dystrophy-associated cardiomyopathy. We have completed the Phase I portion of the Phase I/II DYNAMIC trial in patients with advanced heart failure.

Phase I/II ALLSTAR Clinical Trial

The Phase I portion of the ALLSTAR trial was a 14-patient, open-label, dose-escalation study that was conducted to evaluate the clinical safety of CAP-1002 in patients who had experienced a large heart attack and who had residual cardiac dysfunction. Each patient received a single infusion of CAP-1002 into the coronary artery most closely associated with the location of their MI, at a dose level of either 12.5 million or 25 million cells. The primary safety endpoints focused on the potential adverse effects of CAP-1002 delivery, including potential immunologic consequences of infusing cells that had originated from an unrelated donor. Enrollment was completed in October 2013. Event rates observed for each of the four pre-specified safety endpoints (acute myocarditis possibly attributable to CAP-1002; death due to ventricular tachycardia or ventricular fibrillation; sudden death; and major adverse cardiac events) were 0% over one and 12 months following CAP-1002 infusion.

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

Capricor began enrollment of the Phase II ALLSTAR study in the first quarter of 2014. This randomized, double-blind, placebo-controlled trial is designed to determine if treatment with CAP-1002 can reduce scar size in patients who have suffered an MI. At the time of randomization, patients were stratified into one of two cohorts according to the time since the occurrence of their MI (either 30 to 90 days after the MI, or greater than 90 days up to one-year after the MI). Following infusion, patients are to be followed for periodic evaluations over the course of one year. As such, CAP-1002 is being evaluated in the setting of both acute MI, in which the scar has recently formed, and chronic MI, in which the scar is more established. Patients were randomized in a 2:1 ratio to receive an infusion of CAP-1002 (25 million cells) or placebo, respectively, into the coronary artery most closely associated with the region of their MI. The trial was powered to detect a reduction in scar size, relative to placebo, as measured by MRI at the 12-month follow-up. In addition to evaluating CAP-1002 according to changes in scar size, ALLSTAR also evaluated CAP-1002 according to a variety of clinical and quality of life endpoints. The Phase II portion of the ALLSTAR trial is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

Based on information available to us at the start of enrollment into the Phase II ALLSTAR trial, we initially designed this study to enroll up to 300 patients. Following the completion of statistical modeling of the design of ALLSTAR which incorporated the expanded dataset that had become available from other clinical trials of our CDCs, we elected to decrease the enrollment goal of ALLSTAR to approximately 120 patients, a sample size that was expected to maintain sufficient statistical power to detect a reduction in scar size as measured by MRI at 12 months. We amended our clinical protocol to reflect these changes, which amendment was approved by the Data Safety Monitoring Board and was submitted to the U.S. Food and Drug Administration, or the FDA, in February 2016.

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

In May 2017, we announced that a pre-specified administrative interim analysis performed on six-month follow-up data from the ALLSTAR trial demonstrated a low probability (futility) of achieving a statistically-significant difference in the 12 month primary efficacy endpoint of percent change from baseline infarct size as a percentage of left ventricular mass, measured by cardiac MRI. At six months, a near-statistically-significant (p=0.05) reduction of mean end-diastolic volume, as well as a trend of reduction of mean end-systolic volume, were seen in the CAP-1002 treatment group. There was no notable difference between treatment groups with respect to the change in ejection fraction. There were no safety signals in the CAP-1002 treatment cohort.

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

Phase I/II HOPE-Duchenne Clinical Trial

We are currently conducting the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in patients with cardiomyopathy associated with Duchenne muscular dystrophy, or DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either CAP-1002 or usual care available for DMD-associated cardiomyopathy. In patients receiving CAP-1002, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and enrollment and all infusions were completed in September 2016. Patients are being observed over the course of 12 months. Efficacy is being evaluated according to several exploratory outcome measures, including cardiac MRI. Those patients who did not receive CAP-1002 may be eligible to receive open-label CAP-1002 after all participants have completed the controlled portion of the study and the Data Safety Monitoring Board has given the recommendation to proceed with the open-label extension. In April 2015, the FDA granted Orphan Drug designation to CAP-1002 for the treatment of DMD. This study is being funded in part through a grant award from CIRM.

We commenced the HOPE-Duchenne trial in February 2016. In April 2017, we reported positive top-line results from a pre-specified six-month interim analysis of this study, which showed that CAP-1002 was generally safe and well-tolerated over the initial six-month follow-up period.

In exploratory efficacy analyses, observed changes from baseline to Month 6 significantly differed by treatment group for systolic thickening of the inferior wall of the heart (p=0.03). In an analysis of function of the middle- and distal-level upper limb in which a responder was defined as a patient who demonstrated a 10% improvement from baseline in score on the Performance of the Upper Limb test, CAP-1002 patients were more likely to be responders than patients in usual care (p=0.045) at Month 6. In addition, numerical results in some other cardiac and skeletal muscle measures, including cardiac scar (p=0.09), were consistent with a treatment effect although differences between treatment groups were not statistically significant. The observed clinical results appear to generally corroborate a large body of preclinical data from studies in DMD animal models.

The Data Safety Monitoring Board of the HOPE-Duchenne trial has completed five safety reviews, and following each review, recommended that the trial continue. We expect to report top-line 12-month results from the HOPE-Duchenne trial in the fourth quarter of 2017.

In April, we submitted a meeting request to the FDA to discuss potential product registration strategies for CAP-1002 in the DMD indication. Subject to regulatory approval and availability of cash resources, we are planning to conduct another clinical trial of CAP-1002 in DMD, with patient enrollment to commence in the second half of 2017. Although we are currently engaged in the planning of this clinical trial, we anticipate that it will feature peripheral intravenous delivery of CAP-1002 and a multiple dose regimen.

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

CAP-2003 comprises of exosomes secreted by CDCs, and is believed to mediate many of the effects that are observed with these cells, including anti-inflammatory, anti-angiogenic, anti-apoptotic, and anti-fibrotic effects. We are currently conducting studies in pre-clinical models of cardiac, inflammatory and various other conditions to explore the possible therapeutic benefits that CAP-2003 may possess. We are planning to evaluate CAP-2003 in preclinical studies for the treatment of HLHS. We hope to submit an investigational new drug application, or IND, for CAP-2003 to enable clinical development in 2018.

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

Natriuretic Peptides:

In February 2017, we elected to terminate our former natriuretic peptide development program, consisting of Cenderitide (CD-NP) and CU-NP, so as to more efficiently focus our resources and efforts on our CAP-1002 and CAP-2003 programs. In 2015, we completed a Phase II study of CD-NP in 14 patients with stable, chronic heart failure. The drug was well-tolerated and there were no significant adverse events. In 2016, we completed a Phase II study in which we assessed the safety and tolerability, pharmacokinetic profiles and pharmacodynamic responses to increasing dose levels of CD-NP in eight patients with stable heart failure with moderate renal impairment.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2017 and 2016 were approximately $1.2 million and $1.1 million, respectively. The increase in the first quarter of 2017 of approximately $0.1 million compared to the same period of 2016 is primarily attributable to an increase of approximately $0.1 million related to stock-based compensation expense in the three months ended March 31, 2017 as compared to the same period of 2016.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2017 and 2016 were approximately $3.3 million and $4.3 million, respectively. The decrease of approximately $1.0 million in the first quarter of 2017 over the same period of 2016 is primarily due to clinical costs associated with our DYNAMIC and Cenderitide clinical trials. These activities resulted in a decrease of approximately $0.8 million. In February 2017, the Company discontinued its Cenderitide efforts. Additionally, the clinical development activities of CAP-1002 (ALLSTAR and HOPE-Duchenne) resulted in a decrease of approximately $0.6 million in clinical costs due to timing of these clinical trials and related expenses. Furthermore, for the three months ended March 31, 2017, there was an increase of approximately $0.2 million in R&D expenses related to our product candidates, including exosomes and an increase of approximately $0.1 million in stock-based compensation expense during the first quarter of 2017 compared to the same period of 2016.

 CAP-1002 – The development of CAP-1002 is in its early stages We expect to spend approximately $6.0 million to $10.0 million during 2017 on the development and manufacturing of CAP-1002, which expenses are primarily related to our Phase II ALLSTAR trial, the HOPE-Duchenne trial and an additional planned study in DMD. We began enrollment of the Phase II portion of the ALLSTAR trial in the first quarter of 2014 and announced the completion of enrollment in October 2016. Phase II is funded in large part through the support of a loan award from CIRM.

Furthermore, as we proceed with the HOPE-Duchenne trial, which is designed to evaluate the treatment of cardiac dysfunction associated with DMD as well as other parameters, we expect our expenses related to CAP-1002 to increase further. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of these studies and on Janssen’s decision with respect to the option. If Janssen exercises its exclusive option under the Collaboration Agreement and Exclusive License Option between the Company and Janssen, or the Janssen Agreement, to enter into an exclusive license agreement pursuant to which Janssen would receive a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic CSps and CDCs in the field of cardiology, except as may otherwise be agreed with respect to certain indications to be determined, Janssen will thereafter be responsible for any additional trials and future development costs with respect to CAP-1002.

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

CAP-2003 –We expect to spend approximately $2.0 million to $4.0 million during 2017 in pre-clinical and other research expenses related to the CAP-2003 program. Capricor is currently engaged in pre-clinical testing of CAP-2003 to explore its therapeutic potential, including investigational new drug application-enabling studies.

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

Grant Income. Grant income for the three months ended March 31, 2017 and 2016 was approximately $0.2 million and $0.3 million, respectively. The decrease in grant income of approximately $0.1 million in the first quarter of 2017 as compared to the first quarter of 2016 is due to the timing of grant activities. During the first quarter of 2016, the DYNAMIC clinical trial was undergoing completion, whereas, during the first quarter of 2017, the DYNAMIC trial was completed. Additionally, during the first quarter of 2017, the DoD Award and NIH Grant Award was commencing.

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the three months ended March 31, 2017 and 2016 was approximately $0.7 million and $0.9 million, respectively. A ratable portion of the payment to Capricor under the Janssen Agreement was recognized in both the three months ended March 31, 2017 and March 31, 2016. The Company periodically reviews the estimated performance period of the Janssen Agreement based on the estimated progress of its project with Janssen.

Interest Expense. Interest expense for the three months ended March 31, 2017 and 2016 was $105,320 and $66,125, respectively. The increase in interest expense in the first quarter of 2017 as compared to the same period of 2016 is due to accrued interest on a Loan Agreement with CIRM, or the CIRM Loan Agreement, entered into on February 5, 2013.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2017 and December 31, 2016 and our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2017 and 2016, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	March 31, 2017	December 31, 2016
Cash and cash equivalents	$2,750	$3,204
Working capital	$10,165	$13,213
Stockholders’ equity (deficit)	$(7,192)	$(4,003)

	Three months ended March 31,
Cash flow data	2017	2016
Cash provided by (used in):
Operating activities	$(4,676)	$(4,181)
Investing activities	4,001	5,449
Financing activities	-	4,930
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(675)	$6,198

Our total cash and cash equivalents, not including restricted cash, as of March 31, 2017 was approximately $2.8 million compared to approximately $3.2 million as of December 31, 2016. The decrease in cash and cash equivalents from December 31, 2016 as compared to March 31, 2017 is due to continued operational expenditures. Total marketable securities, consisting primarily of United States treasuries, were approximately $9.0 million as of March 31, 2017, as compared to approximately $13.0 million as of December 31, 2016. The decrease in working capital as of March 31, 2017 is primarily due to continued operational expenses. As of March 31, 2017, we had approximately $21.3 million in total liabilities, of which approximately $0.7 million was recorded as deferred income under the Janssen Agreement. As of March 31, 2017, we had approximately $10.2 million in net working capital. We incurred a net loss of approximately $3.7 million for the three months ended March 31, 2017 compared to a net loss of approximately $4.3 million in the same period of 2016.

Cash used in operating activities was approximately $4.7 million and $4.2 million for the three months ended March 31, 2017 and 2016, respectively. The difference of approximately $0.5 million in cash from operating activities is primarily due to an increase of approximately $0.2 million in stock based compensation and the change in accounts payable and accrued liabilities for the three months ended March 31, 2017 as compared the same period in 2016. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial and increasing losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $4.0 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash provided by investing activities for the three months ended March 31, 2017 as compared to the same period of 2016 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had no cash provided by financing activities for the three months ended March 31, 2017 and cash provided by financing activities of approximately $4.9 million for the three months ended March 31, 2016. The decrease in cash provided by financing activities for the three months ended March 31, 2017 as compared to same period of 2016 is due to net proceeds from issuances of common stock of approximately $3.9 million and $1.0 million in loan proceeds from our CIRM Loan Agreement in the first quarter of 2016.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. The Company and CIRM entered into an amendment to the CIRM Loan Agreement pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because the Company decreased the number of patients to be enrolled in the ALLSTAR clinical trial, the Company will not need to take down the full amount available for disbursement under the CIRM Loan Agreement, and in addition certain of the operational milestones tied to patient enrollment will not be met. The amount that will ultimately be disbursed will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder. Subject to sufficient funding, following completion of the Phase II trial, there may be a Phase IIb and/or Phase III trial, however, no such trials are being planned at this time. If we continue with a Phase IIb and/or Phase III trial, we will need substantial additional capital in order to continue the development of CAP-1002. Pursuant to the Janssen Agreement, the chemistry, manufacturing and controls package is being developed by the joint efforts of Janssen and Capricor. Capricor is required to reimburse Janssen for its costs of development up to an agreed-upon maximum amount. If Janssen exercises its option under the Janssen Agreement to enter into an exclusive license agreement with Capricor, Janssen will be responsible for any additional trials and future development costs with respect to CAP-1002, except for certain excluded indications to be determined.

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

From inception through March 31, 2017, we financed our operations through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. In the first quarter of 2016, we completed a registered direct offering of our common stock and a concurrent private placement of warrants to purchase shares of our common stock, securing approximately $4.1 million in additional capital through the issuance of securities. Additionally, in the third quarter of 2016, we completed an underwritten and concurrent registered direct offering of our common stock to purchase shares of our common stock, securing approximately $10.9 million in additional capital through the issuance of securities. Furthermore, in 2016 we received approximately $4.8 million in loan proceeds from our CIRM Loan Agreement as well as $3.1 million in disbursements from our Grant Award with CIRM, or the CIRM Award. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

May 2017 Financing. On May 5, 2017, the Company entered into Subscription Agreements with certain accredited investors (the “2017 Investors”), pursuant to which the Company agreed to issue and sell to the investors, in a private placement (the “2017 Private Placement”), an aggregate of 1,196,291 shares of its common stock, par value $0.001 per share, at a price per share of $3.10 for an aggregate purchase price of approximately $3.7 million.

In connection with the 2017 Private Placement, the Company also entered into a Registration Rights Agreement with the 2017 Investors. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated (i) to prepare and file with the SEC a registration statement to register for resale the shares issued in the 2017 Private Placement, and (ii) to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. The Company will be required to pay to each 2017 Investor liquidated damages equal to 1.0% of the aggregate purchase price paid by such 2017 Investor pursuant to the Subscription Agreements for the shares per month (up to a cap of 10.0%) if it does not meet certain obligations with respect to the registration of the shares, subject to certain conditions. The 2017 Private Placement included participation from certain of the Company’s directors.

March 2017 Common Stock Sales Agreement. On March 31, 2017, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million, or the ATM Program. The common stock will be distributed at the market prices prevailing at the time of sale. The Common Stock Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. As of the date of filing of this quarterly report on Form 10-Q, no shares have been sold by the Company pursuant to the ATM Program. Any shares issued pursuant to the ATM Program will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the SEC on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the ATM Program was filed with the SEC on April 3, 2017.

September 2016 Financing. On September 21, 2016, the Company completed an underwritten registered public offering and concurrent registered direct offering in which the Company issued an aggregate of 3,403,125 shares of its common stock at a price per share of $3.20 for an aggregate purchase price of $10,890,000. Fees paid in conjunction with the underwritten deal and registered direct offering, which included underwriter commissions and estimated offering expenses, amounted to approximately $1.0 million in the aggregate resulting in net proceeds of approximately $9.9 million. The shares were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the Securities and Exchange Commission, or the SEC, on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the underwritten offering and a prospectus supplement relating to the registered direct offering was filed with the SEC on September 16, 2016.

March 2016 Financing. On March 14, 2016, we entered into a Subscription Agreement, or the Subscription Agreement, with certain investors, or the 2016 Investors, pursuant to which, on March 16, 2016, we issued and sold to the 2016 Investors an aggregate of approximately $4.1 million of our registered and unregistered securities. On March 16, 2016, in accordance with the Subscription Agreement, we issued and sold to the 2016 Investors, and the 2016 Investors purchased from us, an aggregate of 1,692,151 shares, or the Shares, of our common stock at a purchase price of $2.40 per Share, or the Public Offering. This offering included participation from certain of the Company’s officers and directors. The Shares were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the SEC on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the Public Offering was filed with the SEC on March 15, 2016.

Pursuant to the Subscription Agreement, we also issued and sold to the 2017 Investors, in a concurrent private placement, or the 2016 Private Placement, and, together with the Public Offering, the Offerings, warrants to purchase up to an aggregate of 846,073 shares of our common stock, or the Warrants, and, together with the Shares, the Securities. Each Warrant has an exercise price of $4.50 per share, initially become exercisable on September 17, 2016, and will expire on March 16, 2019.

We received net proceeds of approximately $3.9 million from the sale of the Securities in the Offerings, after deducting the placement agent fees and estimated offering expenses payable by us.

In connection with the 2016 Private Placement, we entered into a Registration Rights Agreement with the 2016 Investors on March 14, 2016, pursuant to which we agreed to (i) prepare and file with the SEC a registration statement to register for resale the shares of common stock issuable upon exercise of the Warrants within 90 calendar days following the closing of the 2016 Private Placement, and (ii) use our reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. In accordance with the terms of the Registration Rights Agreement, we registered for resale the shares of common stock issuable upon exercise of the Warrants pursuant to our registration statement on Form S-3 (File No. 333-212017), which was filed with the SEC on June 14, 2016 and declared effective by the SEC on June 30, 2016.

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

Certain of our officers and directors purchased Securities pursuant to the Offerings. Each of our officers and directors who purchased Warrants in the 2016 Private Placement paid a purchase price of $0.125 per share of common stock issuable upon exercise of such Warrants upon the closing of the 2016 Private Placement.

Financing Activities by Capricor, Inc.

CIRM Loan Agreement

Pursuant to the terms of the CIRM Loan Agreement, CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, CIRM and the Company entered into an amendment to the CIRM Loan Agreement, or the CIRM Loan Amendment, pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because we decreased the number of patients enrolled in the ALLSTAR clinical trial, we will not need to take down the full amount available for disbursement under the CIRM Loan Agreement and, in addition, certain of the operational milestones tied to patient enrollment will not be met. We believe that the amount that will ultimately be disbursed to us will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

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

CIRM Grant Award

On June 16, 2016, Capricor entered into a CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of DMD-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements will be tied to the achievement of specified operational milestones. If CIRM determines, in its sole discretion, that Capricor has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements or pursue other remedies as allowed by law. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which Capricor is required to spend approximately $2.3 million of its own capital to fund the HOPE-Duchenne clinical trial. If Capricor fails to satisfy its co-funding requirement, the amount of the CIRM Award may be proportionately reduced. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, CCR Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

After completing the CIRM funded research project and after the award period end date, estimated to be in late 2017 or in 2018, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if converted, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance plus the interest that was accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy, or the New Loan Balance, at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor will not make its decision as to whether it will elect to convert the CIRM Award into a loan until after the end of the HOPE-Duchenne trial. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company will account for this award as a liability rather than income. If Capricor were to lose this funding, it may be required to delay, postpone, or cancel its HOPE-Duchenne trial or otherwise reduce or curtail its operations, unless it was able to obtain adequate financing for its clinical trial from alternative sources.  In July 2016, Capricor received the first disbursement of $2.0 million under the terms of the CIRM Award.

Additionally, in September 2016, we completed the first operational milestone which was tied to the completion of enrollment of the HOPE-Duchenne clinical trial for which $1.1 million was received by Capricor in November 2016.

NIH Grant Award (DYNAMIC)

In August 2013, Capricor was approved for a Phase IIB bridge grant through the NIH Small Business Innovation Research, or SBIR, program for continued development of its CAP-1002 product candidate. Under the terms of the NIH grant, disbursements were made to Capricor over a period of approximately three years, in an aggregate amount of approximately $2.9 million, subject to annual and quarterly reporting requirements. As of September 30, 2016, the full award of $2.9 million has been disbursed.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of March 31, 2017, approximately $30,000 has been incurred under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of March 31, 2017, approximately $0.5 million has been incurred under the terms of the award.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of March 31, 2017.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our three stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), and (iii) the 2012 Non-Employee Director Stock Option Plan.

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

Warrant Liability

We previously accounted for warrants issued in connection with the financing we completed in April 2012 and the embedded derivative warrant liability contained in the secured convertible promissory notes we issued in March 2013, or the 2013 Notes, in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The 2013 Notes converted into shares of Company common stock and additional warrants for Company common stock were issued to the holders. Management has determined the value of the warrant liability to be insignificant at March 31, 2017, and no such liability has been reflected on the consolidated balance sheet.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company adopted this provision in the first quarter of 2017. The adoption of this update did not have a material effect on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. The Company adopted this standard effective December 31, 2015. The adoption of this update did not have a material effect on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements (“ASU 2015-15”). ASU 2015-15 clarified guidance in ASU 2015-03 by providing that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which required the Company to adopt these provisions in the first quarter of 2016. This update was applied on a retrospective basis, wherein the balance sheet of each period presented was adjusted to reflect the effects of applying the new guidance. The adoption of these provisions did not have a material effect on the Company’s financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company beginning December 15, 2016 and for interim periods within those annual periods. The Company adopted this standard on January 1, 2017. Since the Company has incurred net losses since its inception, adoption of the new guidance will not have a material impact on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the FASB’s and International Accounting Standards Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The standard should be adopted concurrently with the adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. The standard is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company elected to early adopt this provision in the first quarter of 2017. This update was applied on a retrospective basis, wherein the statement of cash flow of each period presented was adjusted to reflect the effects of applying the new guidance.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statement presentation or disclosures. For a more detailed listing of the Company’s significant accounting policies, see Note 1 – “Organization and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 16, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2017, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $12.9 million. Additionally, as of March 31, 2017, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short term United States treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 16, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Common Stock Sales Agreement, dated as of March 31, 2017, by and between Capricor Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2017).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2016 through March 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: May 15, 2017	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Leland Gershell, M.D., Ph.D.
Leland Gershell, M.D., Ph.D.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Common Stock Sales Agreement, dated as of March 31, 2017, by and between Capricor Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2017).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2016 through March 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

