Form 10-Q
period 2017-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2017-08-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017

or

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

As of August 10, 2017, there were 23,496,249 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	expectation of or dates for commencement of clinical trials, investigational new drug filings and similar plans or projections;

•	the regulatory approval of our drug candidates, including our ability to obtain and maintain orphan drug designation for our lead product candidate CAP-1002;

•	our use of clinical research centers, third party manufacturers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	our ability to manufacture products for clinical and commercial use;

•	our ability to protect our patents and other intellectual property;

•	our ability to market any of our products;

•	our ability to compete against other companies and research institutions;

•	our ability to expand our operations internationally;

•	the effect of potential strategic transactions on our business;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to raise additional financing;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2017 (unaudited)	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$8,260,897	$3,204,378
Marketable securities	3,998,520	12,990,510
Restricted cash	828,569	1,347,225
Grant receivable	312,870	223,335
Prepaid expenses and other current assets	239,331	342,892

TOTAL CURRENT ASSETS	13,640,187	18,108,340

PROPERTY AND EQUIPMENT, net	399,035	435,336

OTHER ASSETS
Intangible assets, net of accumulated amortization of $171,803 and $147,429, respectively	117,879	142,253
Other assets	61,166	61,426

TOTAL ASSETS	$14,218,267	$18,747,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,177,280	$3,038,780
Accounts payable and accrued expenses, related party	311,190	489,217
Loan payable, current	14,155,857	-
Deferred revenue, current	-	1,367,186

TOTAL CURRENT LIABILITIES	16,644,327	4,895,183

LONG-TERM LIABILITIES
Loan payable	-	13,905,857
CIRM liability	3,100,000	3,100,000
Accrued interest	1,060,316	849,469

TOTAL LONG-TERM LIABILITIES	4,160,316	17,855,326

TOTAL LIABILITIES	20,804,643	22,750,509

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,595,310
and 21,399,019 shares issued and outstanding, respectively	22,595	21,399
Additional paid-in capital	54,501,710	49,951,165
Accumulated other comprehensive income	7,317	3,524
Accumulated deficit	(61,117,998)	(53,979,242)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(6,586,376)	(4,003,154)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,218,267	$18,747,355

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

INCOME
Collaboration income	$683,592	$911,458	$1,367,186	$1,822,916
Grant income	312,870	218,361	510,083	521,992

TOTAL INCOME	996,462	1,129,819	1,877,269	2,344,908

OPERATING EXPENSES
Research and development	3,128,182	4,307,948	6,385,331	8,649,067
General and administrative	1,246,942	1,434,259	2,436,181	2,518,955

TOTAL OPERATING EXPENSES	4,375,124	5,742,207	8,821,512	11,168,022

LOSS FROM OPERATIONS	(3,378,662)	(4,612,388)	(6,944,243)	(8,823,114)

OTHER INCOME (EXPENSE)
Investment income	12,052	427	16,334	10,937
Interest expense	(105,527)	(76,887)	(210,847)	(143,011)

TOTAL OTHER INCOME (EXPENSE)	(93,475)	(76,460)	(194,513)	(132,074)

NET LOSS	(3,472,137)	(4,688,848)	(7,138,756)	(8,955,188)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain (loss) on marketable securities	(2,394)	1,551	3,793	(4,607)

COMPREHENSIVE LOSS	$(3,474,531)	$(4,687,297)	$(7,134,963)	$(8,959,795)

Net loss per share, basic and diluted	$(0.16)	$(0.26)	$(0.33)	$(0.52)

Weighted average number of shares,
basic and diluted	22,135,198	17,952,323	21,769,142	17,244,912

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Balance at December 31, 2016	21,399,019	$21,399	$49,951,165	$3,524	$(53,979,242)	$(4,003,154)

Issuance of common stock, net of fees	1,196,291	1,196	3,680,665	-	-	3,681,861

Stock-based compensation	-	-	869,880	-	-	869,880

Unrealized gain on marketable securities	-	-	-	3,793	-	3,793

Net loss	-	-	-	-	(7,138,756)	(7,138,756)

Balance at June 30, 2017	22,595,310	$22,595	$54,501,710	$7,317	$(61,117,998)	$(6,586,376)

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,138,756)	$(8,955,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,055	65,097
Stock-based compensation	869,880	944,611
Change in assets - (increase) decrease:
Receivables	(89,535)	(6,423)
Prepaid expenses and other current assets	103,561	(28,660)
Other assets	260	8,590
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	(861,044)	393,100
Accounts payable and accrued expenses, related party	(178,027)	194,391
Accrued interest	210,847	142,452
Deferred revenue	(1,367,186)	(1,822,916)

NET CASH USED IN OPERATING ACTIVITIES	(8,373,945)	(9,064,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(6,004,217)	(2,505,572)
Proceeds from sales and maturities of marketable securities	15,000,000	8,000,000
Purchases of property and equipment	(15,836)	(75,671)
Payments for leasehold improvements	-	(1,769)

NET CASH PROVIDED BY INVESTING ACTIVITIES	8,979,947	5,416,988

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	3,681,861	3,929,795
Proceeds from loan payable	250,000	3,000,000
Proceeds from stock awards, warrants, and options	-	986

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,931,861	6,930,781

NET INCREASE IN CASH, CASH EQUIVALENTS,
AND RESTRICTED CASH	4,537,863	3,282,823

Cash, cash equivalents, and restricted cash balance at beginning of period	4,551,603	5,568,306

Cash, cash equivalents, and restricted cash balance at end of period	$9,089,466	$8,851,129

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$1,343
Income taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The mission of Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company”), is to develop therapies for the treatment of diseases based upon the Company’s proprietary cell-based and exosome-based technology. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics and its subsidiary, Capricor, together have four drug candidates, two of which are in various stages of active development.

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

Liquidity

The Company has historically financed its research and development activities as well as operational expenses from equity financings, Federal government grants, a payment from Janssen Biotech, Inc. (“Janssen”) pursuant to a Collaboration Agreement with Janssen and a loan award and a grant from the California Institute for Regenerative Medicine (“CIRM”).

Cash, cash equivalents and marketable securities as of June 30, 2017 were approximately $12.3 million, compared to approximately $16.2 million as of December 31, 2016. On March 31, 2017, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $5.0 million (the “ATM Program”) through Wainwright, as sales agent (see Note 3 – “Stockholders’ Equity”). As of the date of filing of this quarterly report on Form 10-Q, the Company has sold an aggregate of 900,939 common shares under the ATM Program at an average price of approximately $1.45 per common share for gross proceeds of approximately $1.3 million (see Note 10 – “Subsequent Events”).

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has been awarded various grant and loan awards which fund, in part, various pre-clinical and clinical activities (see Note 2 – “Loan Payable” and Note 6 – “Government Grant Awards”). The Company has up to approximately $6.3 million available under these grants and awards for disbursement, pursuant to the terms of each of the respective awards.

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

The Company has implemented certain budget reductions starting in the end of the second quarter ending June 30, 2017. The Company expects to seek additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and from government grants. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms or at all. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations and the Company could be required to reduce expenses and curtail operations. To the extent the Company issues additional equity securities, its existing stockholders could experience substantial dilution.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The most sensitive estimates relate to recoverability and fair value of intangible assets and the assumptions used to estimate stock-based compensation expense. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that total the same such amounts shown in the statement of cash flows.

	June 30,	June 30,
	2017	2016
Cash and cash equivalents	$8,260,897	$8,851,129
Restricted cash	828,569	-
Total cash, cash equivalents, and restricted
cash shown in the statements of cash flows	$9,089,466	$8,851,129

The Company has two awards with CIRM designated for specific use, a Loan Agreement with CIRM (the “CIRM Loan Agreement”) entered into on February 5, 2013 (see Note 2 – “Loan Payable”) in connection with the ALLSTAR Phase II clinical trial and the CIRM Award (see Note 6 – “Government Grant Awards”) related to the HOPE Phase I/II clinical trial. Restricted cash represents funds received under these awards which are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The restricted cash balance was approximately $0.8 million and $1.3 million as of June 30, 2017 and December 31, 2016, respectively, and is entirely related to the CIRM Award.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was approximately $51,681 and $40,722 for the six months ended June 30, 2017 and 2016, respectively.

Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Furniture and fixtures	$46,709	$51,161
Laboratory equipment	603,646	587,809
Leasehold improvements	47,043	47,043
	697,398	686,013
Less accumulated depreciation	(298,363)	(250,677)
Property and equipment, net	$399,035	$435,336

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Also, the Company recorded capitalized loan fees as a component of intangible assets on the consolidated balance sheet (see Note 2 – “Loan Payable”). Total amortization expense was approximately $24,375 for each of the six month periods ended June 30, 2017 and 2016. A summary of future amortization expense as of June 30, 2017 is as follows:

Years ended	Amortization Expense
2017 (6 months)	$24,375
2018	43,733
2019	43,276
2020	4,330
2021	2,165

As a result of the merger in 2013 between Capricor and Nile, the Company recorded $1.5 million as in-process research and development in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. The in-process research and development asset is subject to impairment testing until completion or abandonment of research and development efforts associated with the project. The Company reviews intangible assets at least annually for possible impairment. Intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In February 2017, the Company announced the termination of its development program for Cenderitide and CU-NP. As of December 31, 2016, the Company deemed the in-process research and development assets to be impaired. During the year ended December 31, 2016, the Company recognized an impairment expense of $1.5 million. For the six month periods ended June 30, 2017 and 2016, no impairment expense was recognized within the statement of operations and comprehensive loss.

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

The Company determined that the deliverables under its Collaboration Agreement with Janssen (see Note 8 – “License Agreements”) did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, the Company recognizes revenue from non-refundable, upfront fees ratably over the term of its performance under the agreement with Janssen. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets of the Company and amortized over the estimated period of performance. The Company periodically reviews the estimated performance period of its contract based on the estimated progress of its project. As of June 30, 2017, the full amount of income has been recognized under the Janssen Agreement.

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

Rent

Rent expense for the Company’s leases, which generally have escalating rental amounts over the term of the lease, is recorded on a straight-line basis over the lease term. The difference between the rent expense and rent paid has been recorded as deferred rent in the consolidated balance sheet under accounts payable and accrued expenses and accounts payable and accrued expenses, related party, as applicable. Rent is amortized on a straight-line basis over the term of the applicable lease, without consideration of renewal options.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $3.1 million and $4.3 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $6.4 million and $8.6 million for the six months ended June 30, 2017 and 2016, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $3.5 million and $4.7 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $7.1 million and $9.0 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended June 30, 2017 and 2016, the Company’s other comprehensive gain (loss) was $(2,394) and $1,551, respectively. For the six months ended June 30, 2017 and 2016, the Company’s other comprehensive gain (loss) was $3,793 and $(4,607), respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with guidance issued by the FASB, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected stock option exercise behavior. For employees and directors, the expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company's estimate of expected volatility was based on the historical stock price of the Company. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options.

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

For the three months ended June 30, 2017 and 2016, warrants and options to purchase 8,177,295 and 7,732,632 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. For the six months ended June 30, 2017 and 2016, warrants and options to purchase 8,177,295 and 7,732,632 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at June 30, 2017 and December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
	Level I	Level II	Level III	Total
Marketable securities	$3,998,520	$-	$-	$3,998,520

	December 31, 2016
	Level I	Level II	Level III	Total
Marketable securities	$12,990,510	$-	$-	$12,990,510

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

Pursuant to the terms of the CIRM Loan Agreement, CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, CIRM and the Company entered into an amendment to the CIRM Loan Agreement (the “CIRM Loan Amendment”), pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because we decreased the number of patients enrolled in the ALLSTAR clinical trial, we determined that we would not need to take down the full amount available for disbursement under the CIRM Loan Agreement and, in addition, certain of the operational milestones tied to patient enrollment would not be met. We believe that the amount that will ultimately be disbursed to us will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

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

The due diligence costs are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of June 30, 2017, $30,000 of loan costs were capitalized with the balance of $3,192 to be amortized over approximately seven months.

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

In June 2017, Capricor received an additional disbursement of $250,000 pursuant to the terms of the CIRM Loan Agreement. This disbursement carries interest at the initial rate of approximately 3.7% per annum.

For the three months ended June 30, 2017 and 2016, interest expense under the CIRM Loan Agreement was approximately $105,527 and $76,663, respectively. For the six months ended June 30, 2017 and 2016, interest expense under the CIRM Loan Agreement was approximately $210,847 and $142,452, respectively. The principal balance outstanding under the CIRM loan was $14,155,857 and $13,905,857 as of June 30, 2017 and December 31, 2016, respectively. The balance of the loan with accrued interest is due in 2018, unless extended or forgiven pursuant to the terms of the CIRM Loan Agreement.

In May 2017, we announced that a pre-specified administrative interim analysis performed on six-month follow-up data from the ALLSTAR trial demonstrated a low probability (futility) of achieving a statistically-significant difference in the 12-month primary efficacy endpoint of percent change from baseline infarct size as a percentage of left ventricular mass, measured by cardiac MRI. As a result, we transitioned the remaining subjects in the ALLSTAR trial into long-term follow-up.

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

Common Stock Sales Agreement

On March 31, 2017, the Company entered into the Sales Agreement with Wainwright, under which the Company may, from time to time, issue and sell shares of its common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million. The common stock will be distributed at the market prices prevailing at the time of sale. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. As of June 30, 2017, no shares had been sold by the Company pursuant to the ATM Program. Subsequently, as of the date of filing of this quarterly report on Form 10-Q, the Company has sold an aggregate of 900,939 common shares under the ATM Program at an average price of approximately $1.45 per common share for gross proceeds of approximately $1.3 million (see Note 10 – “Subsequent Events”).

May 2017 Financing

On May 5, 2017, the Company entered into Subscription Agreements with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the investors, in a private placement (the “Private Placement”), an aggregate of 1,196,291 shares of its common stock, par value $0.001 per share, at a price per share of $3.10 for an aggregate purchase price of approximately $3.7 million. This placement included participation from some of the Company’s directors.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement with the Investors. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated (i) to prepare and file with the SEC a registration statement to register for resale the shares issued in the Private Placement, and (ii) to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. The Company will be required to pay to each Investor liquidated damages equal to 1.0% of the aggregate purchase price paid by such Investor pursuant to the Subscription Agreements for the shares per month (up to a cap of 10.0%) if it does not meet certain obligations with respect to the registration of the shares, subject to certain conditions. Pursuant to its obligations under the Registration Rights Agreement, the Company registered for resale the shares issued in the Private Placement pursuant to a registration statement on Form S-3 (File No. 333-219188), which was filed with the SEC on July 7, 2017 and declared effective on July 17, 2017.

 Outstanding Shares

At June 30, 2017, the Company had 22,595,310 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the period ended June 30, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2017	1,081,903	$4.01
Granted	-	-
Exercised	-	-
Expired	(187)	2.27
Outstanding at June 30, 2017	1,081,716	$4.01

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2017:

At June 30, 2017
Grant Date	Warrants Outstanding	Exercise Price	Expiration Date
11/20/2013	235,643	$2.27	11/20/2018
3/16/2016	846,073	$4.50	3/16/2019
	1,081,716

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

The estimated weighted average fair value of the options granted during the three months ended June 30, 2017 and 2016 were approximately $2.81 and $2.15 per share, respectively. The estimated weighted average fair values of the options granted during the six months ended June 30, 2017 and 2016 were approximately $1.78 and $2.00 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Expected volatility	78% - 132%	79% - 80%
Expected term	5 – 10 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	2.0% - 2.3%	0.5% - 1.7%

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (continued)

Employee and non-employee stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

General and administrative	$298,570	$471,761	$599,792	$691,085
Research and development	99,519	182,264	270,088	253,526
Total	$398,089	$654,025	$869,880	$944,611

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

The following is a schedule summarizing employee and non-employee stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2017	6,608,382	$1.62	$-
Granted	617,131	2.60
Exercised	-	-
Expired/Cancelled	(129,934)	3.92
Outstanding at June 30, 2017	7,095,579	$1.66	$-
Exercisable at June 30, 2017	5,620,242	$1.19	$-

The aggregate intrinsic value represents the excess difference between the estimated fair value of the Company’s common stock for each of the respective periods and exercise price of the options.

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of June 30, 2017, the Company maintained approximately $12.7 million of uninsured deposits.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	GOVERNMENT GRANT AWARDS

CIRM Grant Award (HOPE)

On June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements are tied to the achievement of specified operational milestones. If CIRM determines, in its sole discretion, that Capricor has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements or pursue other remedies as allowed by law. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which Capricor is required to spend approximately $2.3 million of its own capital to fund the HOPE-Duchenne clinical trial. If Capricor fails to satisfy its co-funding requirement, the amount of the CIRM Award may be proportionately reduced. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

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

Additionally, in September 2016, the Company completed the first operational milestone which was tied to the completion of enrollment of the HOPE-Duchenne clinical trial, for which $1.1 million was received by Capricor in November 2016. As of June 30, 2017, the Company’s liability balance for the CIRM Award was $3.1 million, of which, approximately $0.8 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

On August 8, 2017, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved the Company’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization, or CMO, which will enable Capricor to offer access to CAP-1002 to patients from the control arm of the ongoing study (HOPE) via an open-label extension protocol, subject to regulatory approval. (see Note 10 – “Subsequent Events”).

NIH Grant Award (DYNAMIC)

In August 2013, Capricor was approved for a Phase IIB bridge grant through the NIH Small Business Innovation Research (“SBIR”) program for continued development of its CAP-1002 product candidate. Under the terms of the NIH grant, disbursements were made to Capricor over a period of approximately three years, in an aggregate amount of approximately $2.9 million, subject to annual and quarterly reporting requirements. As of September 30, 2016, the full award of $2.9 million has been disbursed under the terms of the NIH grant.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	GOVERNMENT GRANT AWARDS (continued)

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of June 30, 2017, approximately $0.2 million has been incurred under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of June 30, 2017, approximately $0.6 million has been incurred under the terms of the award.

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

Capricor entered into a facilities lease with Cedars-Sinai Medical Center (“CSMC”), a shareholder of the Company, for two research labs (the “Facilities Lease”). The Facilities Lease is for a term of three years commencing June 1, 2014 and replaces the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment under the Facilities Lease was approximately $15,461 per month for the first six months of the term and increased to approximately $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. The Facilities Lease expired on May 31, 2017 and transitioned to a month-to-month tenancy. On August 10, 2017, the Company and CSMC entered into a First Amendment (the “First Amendment”) to the Facilities Lease (see Note 10 – “Subsequent Events”).

Unless renewed, each of the leases described above will not be in effect for fiscal year 2019. A summary of future minimum rental payments required under operating leases as of June 30, 2017 is as follows:

Years ended	Operating Leases
2017 (6 months)	$143,490
2018	292,722
Total minimum lease payments	$436,212

Expense incurred under operating leases to unrelated parties was approximately $71,215 and $65,088 for the three months ended June 30, 2017 and 2016, respectively, and approximately $142,430 and $130,176 for the six months ended June 30, 2017 and 2016, respectively. Expense incurred under operating leases to related parties was approximately $56,754 and $56,105 for the three months ended June 30, 2017 and 2016, respectively, and approximately $112,859 and $112,211 for the six months ended June 30, 2017 and 2016, respectively.

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

The Johns Hopkins University License Agreement

Capricor and JHU entered into an Exclusive License Agreement, effective June 22, 2006 (the “JHU License Agreement”), which provides for the grant of an exclusive, world-wide, royalty-bearing license by JHU to Capricor (with the right to sublicense) to develop and commercialize licensed products and licensed services under the licensed patent rights in all fields and a nonexclusive right to the know-how. In May 2009, the JHU License Agreement was amended to add additional patent rights to the JHU License Agreement in consideration of a payment to JHU and reimbursement of patent costs. Capricor and JHU executed a Second Amendment to the JHU License Agreement, effective as of December 20, 2013, pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified. Under the JHU License Agreement, Capricor is required to exercise commercially reasonable and diligent efforts to develop and commercialize licensed products covered by the licenses from JHU.

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

The Amended CSMC License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license by CSMC to Capricor (with the right to sublicense) to conduct research using the patent rights and know-how and develop and commercialize products in the field using the patent rights and know-how. In addition, Capricor has the exclusive right to negotiate for an exclusive license to any future rights arising from related work conducted by or under the direction of Dr. Eduardo Marbán on behalf of CSMC. In the event the parties fail to agree upon the terms of an exclusive license for any future rights, Capricor will have a non-exclusive license to such future rights, subject to royalty obligations.

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

The Amended CSMC License Agreement will, unless sooner terminated, continue in effect on a country by country basis until the last to expire of the patents covering the patent rights or future patent rights. Under the terms of the Amended CSMC License Agreement, unless waived by CSMC, the agreement shall automatically terminate: (i) if Capricor ceases, dissolves or winds up its business operations; (ii) in the event of the insolvency or bankruptcy of Capricor or if Capricor makes an assignment for the benefit of its creditors; (iii) if performance by either party jeopardizes the licensure, accreditation or tax exempt status of CSMC or the agreement is deemed illegal by a governmental body; (iv) within 30 days for non-payment of royalties; (v) after 90 days’ notice from CSMC if Capricor fails to undertake commercially reasonable efforts to exploit the patent rights or future patent rights; (vi) if a material breach has not been cured within 90 days; or (vii) if Capricor challenges any of the CSMC patent rights. If Capricor fails to undertake commercially reasonable efforts to exploit the patent rights or future patent rights, and fails to cure that breach after 90 days’ notice from CSMC, instead of terminating the license, CSMC has the option to convert any exclusive license to Capricor to a non-exclusive or co-exclusive license. Capricor may terminate the agreement if CSMC fails to cure any material breach within 90 days after notice.

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

The Exosomes License Agreement will, unless sooner terminated, continue in effect on a country by country basis until the last to expire of the patents covering the patent rights or future patent rights. Under the terms of the Exosomes License Agreement, unless waived by CSMC, the agreement shall automatically terminate: (i) if Capricor ceases, dissolves or winds up its business operations; (ii) in the event of the insolvency or bankruptcy of Capricor or if Capricor makes an assignment for the benefit of its creditors; (iii) if performance by either party jeopardizes the licensure, accreditation or tax exempt status of CSMC or the agreement is deemed illegal by a governmental body; (iv) within 30 days for non-payment of royalties; (v) after 90 days if Capricor fails to undertake commercially reasonable efforts to exploit the patent rights or future patent rights; (vi) if a material breach has not been cured within 90 days; or (vii) if Capricor challenges any of the CSMC patent rights. If Capricor fails to undertake commercially reasonable efforts to exploit the patent rights or future patent rights, and fails to cure that breach after 90 days’ notice from CSMC, instead of terminating the license, CSMC has the option to convert any exclusive license to Capricor to a non-exclusive or co-exclusive license. Capricor may terminate the agreement if CSMC fails to cure any material breach within 90 days after notice.

On February 27, 2015, Capricor and CSMC entered into a First Amendment to Exosomes License Agreement (the “First Exosomes License Amendment”). Under the First Exosomes License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes four additional patent applications; (ii) Capricor was required to pay CSMC an upfront fee of $20,000; (iii) Capricor was required to reimburse CSMC approximately $34,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iv) Capricor is required to pay CSMC certain defined product development milestone payments upon reaching certain phases of its clinical studies and upon receiving approval for a product from the FDA. The product development milestones range from $15,000 upon the dosing of the first patient in a Phase I clinical trial of a product to $75,000 upon receipt of FDA approval for a product.  The maximum aggregate amount of milestone payments payable under the Exosomes License Agreement, as amended, is $190,000.

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

Collaboration Agreement with Janssen Biotech, Inc.

On December 27, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option (the “Janssen Agreement”) with Janssen, a wholly-owned subsidiary of Johnson & Johnson. Under the terms of the Janssen Agreement, Capricor and Janssen agreed to collaborate on the development of Capricor’s cell therapy program for cardiovascular applications, including its lead product candidate, CAP-1002. Capricor and Janssen further agreed to collaborate on the development of cell manufacturing in preparation for future clinical trials. Under the Janssen Agreement, Capricor was paid $12.5 million, and Capricor agreed to contribute to the development of a chemistry, manufacturing and controls package. In addition, Janssen had the exclusive right to enter into an exclusive license agreement pursuant to which Janssen would have received a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres (“CSps”) and cardiosphere-derived cells (“CDCs”) in the field of cardiology.

On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive option right to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology. Capricor will retain full rights to CAP-1002 in all indications as a result of this decision. Capricor will also have an irrevocable, fully paid-up non-exclusive license under patents controlled by Janssen utilized in the production of the clinical trial materials manufactured pursuant to the CMC development plan between Capricor and Janssen and a non-exclusive perpetual license to publish, disclose and use the information of Janssen that was utilized in the production of the clinical trial materials manufactured pursuant to the CMC development plan.

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

The Transfer Agreement became effective on October 8, 2014 and will expire simultaneously with the expiration of the last to expire of the valid claims. Both parties have the right to terminate the Transfer Agreement upon 30 days’ written notice to the other party in the event of a default which has not been cured within such 30-day period. In addition, Medtronic had the right to terminate the Transfer Agreement and to have the rights to the Natriuretic Peptide Patents reassigned to it by the Company if either the Company, an affiliate, or a non-party licensee failed to commence a clinical trial of a CD-NP product within 18 months from the effective date. Such condition was satisfied when the Company initiated its clinical trial of Cenderitide in January 2015.

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

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three month periods ended June 30, 2017 and 2016, Capricor recognized $7,500 in sublease income from the related party. For each of the six month periods ended June 30, 2017 and 2016, Capricor recognized $15,000 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

Payables to Related Party

At June 30, 2017 and December 31, 2016, the Company had accounts payable and accrued expenses to related parties totaling $311,190 and $489,217, respectively. CSMC accounts for approximately $311,058 and $477,907 of the total accounts payable and accrued expenses to related parties as of June 30, 2017 and December 31, 2016, respectively. CSMC expenses relate to research and development costs.

Related Party Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC, subject to final documentation. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation therefor.

10.	SUBSEQUENT EVENTS

Common Stock Sales Agreement

As of the date of filing of this quarterly report on Form 10-Q, the Company has sold an aggregate of 900,939 common shares under the ATM Program at an average price of approximately $1.45 per common share for gross proceeds of approximately $1.3 million. The Company paid 3% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent in the aggregate amount of approximately $39,200.

Cedars Facilities Lease Amendment

On August 10, 2017, the Company and CSMC entered into the First Amendment to the Facilities Lease effective August 1, 2017 pursuant to which the term of the facilities lease has been extended for an additional 12-month period, and the Company was granted an option to further extend the term for an additional 12-month period thereafter. Under the First Amendment, the total monthly rent increased from approximately $19,350 to $19,756. In addition, the premises covered by the Lease shall also include the manufacturing facility currently being utilized by Capricor. In lieu of further increasing the monthly rental payment set forth in the First Amendment, the Company has also agreed to manufacture product for use by CSMC in its clinical trials for a negotiated amount of monetary compensation therefor.

Amendment to CIRM Award

On August 8, 2017, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved the Company’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization, or CMO, which will enable Capricor to offer access to CAP-1002 to patients from the control arm of the ongoing study (HOPE) via an open-label extension protocol, subject to regulatory approval.

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

Overview

Our mission is to develop therapies for the treatment of diseases based upon the Company’s proprietary cell-based and exosome-based technology. Our executive offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our Internet address is www.capricor.com.

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

Capricor, our wholly-owned subsidiary, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D., and his collaborators. First located in Baltimore, Maryland, adjacent to The Johns Hopkins University, or JHU, where Dr. Marbán was chief of cardiology, Capricor moved to Los Angeles, California in 2007 when Dr. Marbán became Director of the Heart Institute at Cedars-Sinai Medical Center, or CSMC. Capricor’s laboratories and manufacturing facilities are located in space that Capricor leases from CSMC.

Drug Candidates

We have four drug candidates, two of which are in various stages of active development. Our current research and development efforts are focused on CAP-1002 and CAP-2003. CAP-1002 is the subject of two ongoing clinical trials, and we are planning to commence clinical development of CAP-2003 in 2018, subject to regulatory approval. CAP-1001 (autologous CDCs) was the subject of the CSMC and JHU-sponsored Phase I CADUCEUS trial and is not in active development. Both CAP-1002 and CAP-1001 are derived from cardiospheres, or CSps, and we do not plan to develop CSps as a therapeutic.

CAP-1002:

Our core therapeutic technology is based on the cardiosphere-derived cell, or CDC, a type of cardiac progenitor cell that composes a minor fraction of the cardiac muscle cell population and was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since their initial report in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to approximately 140 human subjects across several clinical trials. We are currently developing allogeneic CDCs (CAP-1002) as a product candidate for the potential treatment of Duchenne muscular dystrophy, or DMD, as well as cardiac and other disorders.

We have been conducting two clinical trials of our lead product candidate, CAP-1002: the randomized, double-blind placebo-controlled Phase II portion of the Phase I/II ALLSTAR clinical trial in patients who have had a myocardial infarction, or MI, and the randomized Phase I/II HOPE-Duchenne clinical trial in patients with Duchenne muscular dystrophy-associated cardiomyopathy. We have completed the Phase I portion of the Phase I/II DYNAMIC trial in patients with advanced heart failure.

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

Capricor began enrollment of the Phase II ALLSTAR study in the first quarter of 2014. This randomized, double-blind, placebo-controlled trial is designed to determine if treatment with CAP-1002 can reduce scar size in patients who have suffered an MI and other endpoints. At the time of randomization, patients were stratified into one of two cohorts according to the time since the occurrence of their MI (either 30 to 90 days after the MI, or greater than 90 days up to one-year after the MI). Following infusion, patients are to be followed for periodic evaluations over the course of one year. As such, CAP-1002 is being evaluated in the setting of both acute MI, in which the scar has recently formed, and chronic MI, in which the scar is more established. Patients were randomized in a 2:1 ratio to receive an infusion of CAP-1002 (25 million cells) or placebo, respectively, into the coronary artery most closely associated with the region of their MI. The trial was powered to detect a reduction in scar size, relative to placebo, as measured by MRI at the 12-month follow-up. In addition to evaluating CAP-1002 according to changes in scar size, ALLSTAR also evaluated CAP-1002 according to a variety of clinical and quality of life endpoints. The Phase II portion of the ALLSTAR trial is being funded in large part through the support of the California Institute for Regenerative Medicine, or CIRM.

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

In May 2017, we announced that a pre-specified administrative interim analysis performed on six-month follow-up data from the ALLSTAR trial demonstrated a low probability (futility) of achieving a statistically-significant difference in the 12-month primary efficacy endpoint of percent change from baseline infarct size as a percentage of left ventricular mass, measured by cardiac MRI. At six months, a near-statistically-significant (p=0.05) reduction of mean end-diastolic volume, as well as a trend of reduction of mean end-systolic volume, were seen in the CAP-1002 treatment group. There was no notable difference between treatment groups with respect to the change in ejection fraction. There were no safety signals in the CAP-1002 treatment cohort. Based on the results of the interim analysis, we elected to forego further MRI analyses and transition all patients in ALLSTAR to long-term follow-up.

In December 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option with Janssen Biotech, Inc., or Janssen (the “Janssen Agreement”). Under the Janssen Agreement, Janssen had an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would have received a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic CSps and CDCs in the field of cardiology. On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive option right to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology. Capricor will retain full rights to CAP-1002 in all indications as a result of this decision.

Phase I/II HOPE-Duchenne Clinical Trial

We are currently conducting the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial, which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in patients with cardiomyopathy associated with Duchenne muscular dystrophy, or DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either CAP-1002 or usual care available for DMD-associated cardiomyopathy. In patients receiving CAP-1002, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients are being observed over the course of 12 months. Efficacy is being evaluated according to several exploratory outcome measures. Those patients who did not receive CAP-1002 may be eligible, subject to regulatory approval, to receive open-label CAP-1002 after all participants have completed the controlled portion of the study and the Data Safety Monitoring Board has given the recommendation to proceed with the open-label extension. This study is being funded in part through a grant award from CIRM.

We commenced the HOPE-Duchenne trial in February 2016. In April 2017, we reported positive top-line results from a pre-specified six-month interim analysis of this study, which showed that CAP-1002 was generally safe and well-tolerated over the initial six-month follow-up period.

In exploratory efficacy analyses, observed changes from baseline to Month 6 significantly differed by treatment group for systolic thickening of the inferior wall of the heart as measured by MRI (p=0.03). In an analysis of function of the middle- and distal-level upper limb in which a responder was defined as a patient who demonstrated a 10% improvement from baseline in score on the Performance of the Upper Limb test or PUL, CAP-1002 patients were more likely to be responders than patients in usual care (p=0.045) at Week 6. In addition, numerical results in some other cardiac and skeletal muscle measures, including cardiac scar (p=0.09), were consistent with a treatment effect although differences between treatment groups were not statistically significant. The observed clinical results appear to generally corroborate a large body of preclinical data from studies in DMD animal models.

The Data Safety Monitoring Board of the HOPE-Duchenne trial has completed five safety reviews, and following each review, recommended that the trial continue. We expect to report top-line 12-month results from the HOPE-Duchenne trial in the fourth quarter of 2017.

In June, we had a meeting with the FDA to discuss potential product registration strategies for CAP-1002 in the DMD indication. The minutes of the meeting indicated the FDA's willingness to accept Capricor's proposal to use the PUL test as the basis for the primary efficacy endpoint for clinical studies in support of a Biologics License Application (BLA). The minutes also indicated the sufficiency of the existing nonclinical safety and efficacy database to support submission of an Investigational New Drug application (IND) to clinically evaluate repeat intravenous administration of CAP-1002. The PUL test is an outcomes instrument that was specifically designed to assess upper limb function in ambulant and non-ambulant patients with DMD. Subject to regulatory approval and availability of cash resources, we are planning to conduct another clinical trial of CAP-1002 in DMD commencing in the fourth quarter of 2017. We anticipate that this trial will feature peripheral intravenous delivery of CAP-1002 to be given in a multiple dose regimen and will be randomized, double-blind and placebo-controlled.

In April 2015, the FDA granted Orphan Drug Designation to CAP-1002 for the treatment of DMD. Orphan Drug Designation is granted by the FDA’s Office of Orphan Drug Products to drugs intended to treat a rare disease or condition affecting fewer than 200,000 people in the U.S. or a disease or condition that affects more than 200,000 people in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. This designation confers special incentives to the drug developer, including tax credits on the clinical development costs and prescription drug user fee waivers and may allow for a seven-year period of market exclusivity in the U.S. upon FDA approval.

In July 2017, the FDA granted Rare Pediatric Disease Designation to CAP-1002 for the treatment of DMD. The FDA defines a "rare pediatric disease" as a serious or life-threatening disease affecting individuals primarily aged from birth to 18 years and that affects fewer than 200,000 individuals in the U.S. Under the FDA's Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying New Drug Application (NDA) or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times.

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

In June 2016, Capricor reported positive 12-month data from the DYNAMIC study. For the 12 patients available for follow-up at one year, improvements from baseline in key cardiac function and dimensional indices that had been observed at six months were directionally maintained. Importantly, the change in median left ventricular ejection fraction from baseline to 12 months maintained its level of statistical significance that was shown at six months (p=0.02 at both time points) and, on an absolute basis, continued to improve from six to 12 months. Of the five NYHA Class III subjects who received the highest dose of CAP-1002 (75 million cells), two subjects improved by two Classes (to Class I) and three improved by one Class (to Class II) at six months. At 12 months, three of these five subjects were assessed as Class I and two as Class II, demonstrating further improvement and indicating durability of the benefit of CAP-1002 on heart failure status for as long as one year following administration. CAP-1002 infusion was well-tolerated in DYNAMIC. Two of the 14 patients, who were in the lower two of the four dose cohorts, died from progressive heart failure approximately one and three months prior to study conclusion. Although we have designed a Phase II study to evaluate CAP-1002 in the heart failure population, at this time, we have no plans to conduct the Phase II portion of the DYNAMIC trial.

CAP-2003:

Exosomes are nano-scale, membrane-enclosed vesicles, or “bubbles” that are secreted by cells and contain bioactive molecules, including proteins, RNAs and microRNAs. They act as messengers to regulate the functions of neighboring cells, and pre-clinical research has shown that exogenously-administered exosomes can direct or, in some cases, re-direct cellular activity, supporting their therapeutic potential. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them an exciting class of potential therapeutic agents.

CAP-2003 comprises of exosomes secreted by CDCs, and is believed to mediate many of the effects that are observed with these cells, including anti-inflammatory, anti-angiogenic, anti-apoptotic, and anti-fibrotic effects. We are currently conducting studies in pre-clinical models of cardiac, inflammatory and other conditions to explore the possible therapeutic benefits that CAP-2003 may possess. We are evaluating CAP-2003 in preclinical studies for the treatment of hypoplastic left heart syndrome or HLHS. We hope to submit an IND to enable clinical development of CAP-2003 for the treatment of HLHS in 2018.

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

Financial Operations Overview

We have no product sales to date and will not have the ability to generate any product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002, CAP-2003 and our former product candidate, Cenderitide. As we proceed with the clinical development of CAP-1002 and explore other potential indications for CAP-1002, and as we further develop CAP-2003 and other additional products, our expenses will further increase. To the extent that we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development activities will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital to date have been proceeds from private and public equity sales, grants received from the NIH and the Department of Defense, or DoD, a payment from Janssen and a loan and grant award from CIRM.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2017 and 2016 were approximately $1.2 million and $1.4 million, respectively. The decrease in the second quarter of 2017 of approximately $0.2 million compared to the same period of 2016 is primarily attributable to a decrease of approximately $0.2 million related to stock-based compensation expense in the three months ended June 30, 2017 as compared to the same period of 2016.

G&A expenses for the six months ended June 30, 2017 and 2016 were approximately $2.4 million and $2.5 million, respectively. The decrease during the first six months of 2017 of approximately $0.1 million compared to the same period of 2016 is primarily attributable to a decrease of approximately $0.1 million related to stock-based compensation. Furthermore, there was an increase of approximately $0.1 million in legal fees and a decrease of approximately $0.1 million related to investor and public relations expenses in the six months ended June 30, 2017 as compared to the same period of 2016.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2017 and 2016 were approximately $3.1 million and $4.3 million, respectively. The decrease of approximately $1.2 million in the second quarter of 2017 over the same period of 2016 is primarily due to timing of clinical development activities of CAP-1002 (ALLSTAR and HOPE-Duchenne). These activities resulted in a decrease of approximately $1.1 million. Additionally, reduced activity under the DYNAMIC and Cenderitide clinical trials resulted in a decrease of approximately $0.4 million. In February 2017, the Company discontinued its Cenderitide efforts. Furthermore, for the three months ended June 30, 2017, there was an increase of approximately $0.4 million in R&D expenses related to our product candidates, including CAP-2003 and a decrease of approximately $0.1 million in stock-based compensation expense during the second quarter of 2017 compared to the same period of 2016.

R&D expenses for the six months ended June 30, 2017 and 2016 were $6.4 million and $8.6 million, respectively. The decrease of approximately $2.2 million in the first half of 2017 over the same period of 2016 is primarily due to the timing of clinical development activities of CAP-1002 (ALLSTAR and HOPE-Duchenne). These activities resulted in a decrease of approximately $1.7 million. Additionally, reduced activity under the DYNAMIC and Cenderitide clinical trials resulted in a decrease of approximately $1.2 million. Furthermore, there was an increase of approximately $0.6 million in R&D expenses related to our product candidates, including CAP-2003 during the first half of 2017 compared to the same period of 2016.

CAP-1002 – The development of CAP-1002 is in its early stages. We expect to spend approximately $6.0 million to $10.0 million during 2017 on the development and manufacturing of CAP-1002, which expenses are primarily related to our Phase II ALLSTAR trial, the HOPE-Duchenne trial and an additional planned study in DMD. We are currently in the process of winding down the ALLSTAR study as the patients are being transitioned to long-term follow-up.

Furthermore, as we proceed with the HOPE-Duchenne trial, we expect our expenses related to CAP-1002 to increase further. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of our planned study in DMD.

CAP-2003 –We expect to spend approximately $2.0 million to $4.0 million during 2017 on pre-clinical and other research expenses related to the CAP-2003 program. Capricor is currently engaged in pre-clinical testing of CAP-2003 to explore its therapeutic potential, including investigational new drug application-enabling studies. We have also received a grant for up to approximately $4.2 million from the NIH to study CAP-2003 for HLHS.

Cenderitide – We acquired the rights to Cenderitide in 2006, and have incurred substantial losses surrounding the development of the product to date. Prior to the merger between Capricor and Nile, Nile had incurred approximately $19.9 million in expenses directly relating to the Cenderitide development program through September 30, 2013. In February 2017, we terminated the Amended and Restated Technology License Agreement with the Mayo Foundation for Medical Education and Research to more efficiently focus our resources and efforts on our CAP-1002 and CAP-2003 programs. We do not anticipate having any further material expenses in 2017 with respect to this product candidate.

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

Grant Income. Grant income for the three months ended June 30, 2017 and 2016 was approximately $0.3 million and $0.2 million, respectively. The increase in grant income of approximately $0.1 million in the second quarter of 2017 as compared to the second quarter of 2016 is due to the timing of grant activities. During the second quarter of 2016, the DYNAMIC clinical trial was undergoing completion, whereas, during the second quarter of 2017, the DYNAMIC trial was completed. Additionally, during the second quarter of 2017, the DoD Award and NIH Grant Award were ongoing.

Grant income for each of the six-month periods ended June 30, 2017 and 2016 was approximately $0.5 million. During the first half of 2016, the DYNAMIC clinical trial was undergoing completion, whereas, during the first half of 2017, the DYNAMIC trial was completed. Additionally, during the first half of 2017, the DoD Award and NIH Grant Award were ongoing.

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the three months ended June 30, 2017 and 2016 was approximately $0.7 million and $0.9 million, respectively. A ratable portion of the payment to Capricor under the Janssen Agreement was recognized in both the three months ended June 30, 2017 and June 30, 2016. The Company periodically reviews the estimated performance period of the Janssen Agreement based on the estimated progress of its project with Janssen. On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive license option. Additionally, as there are no further activities in connection with the Collaboration with Janssen, all monies received from Janssen pursuant to the Janssen Agreement have now been recognized.

Collaboration income for the six months ended June 30, 2017 and 2016 was approximately $1.4 million and $1.8 million, respectively. A ratable portion of the payment to Capricor was recognized in both the six-month periods ended June 30, 2017 and 2016 under the terms of the Janssen Agreement.

Interest Expense. Interest expense for the three months ended June 30, 2017 and 2016 was $105,527 and $76,887, respectively. The increase in interest expense in the second quarter of 2017 as compared to the same period of 2016 is due to accrued interest on a Loan Agreement with CIRM, or the CIRM Loan Agreement, entered into in 2013.

Interest expense for the six months ended June 30, 2017 and 2016 was $210,847 and $143,011, respectively. The increase in interest expense in the first half of 2017 as compared to the same period of 2016 is due to the outstanding principal balance of the CIRM loan award being higher in the first half of 2017 as compared to the same period of 2016.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2017 and December 31, 2016 and our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2017 and 2016, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	June 30, 2017	December 31, 2016
Cash and cash equivalents	$8,261	$3,204
Working capital (deficit)	$(3,004)	$13,213
Stockholders’ equity (deficit)	$(6,586)	$(4,003)

	Six months ended June 30,
Cash flow data	2017	2016
Cash provided by (used in):
Operating activities	$(8,374)	$(9,065)
Investing activities	8,980	5,417
Financing activities	3,932	6,931
Net increase in cash, cash equivalents, and restricted cash	$4,538	$3,283

Our total cash and cash equivalents, not including restricted cash, as of June 30, 2017 was approximately $8.3 million compared to approximately $3.2 million as of December 31, 2016. The increase in cash and cash equivalents from December 31, 2016 as compared to June 30, 2017 is due the approximately $3.7 million received as a result of our May 2017 private placement, along with an allocation of marketable securities to cash and cash equivalents. Furthermore, we received $250,000 from CIRM in relation to the CIRM Loan Agreement operational milestones that we reached in the second quarter 2017. Total marketable securities, consisting primarily of United States treasuries, were approximately $4.0 million as of June 30, 2017, as compared to approximately $13.0 million as of December 31, 2016. As of June 30, 2017, we had approximately $20.8 million in total liabilities. As of June 30, 2017, we had approximately $(3.0) million in net working capital (deficit). The decrease in working capital as of June 30, 2017 is primarily due to the re-classification of the CIRM loan payable from being a long-term liability to being a current liability as well as continued operational expenses. We incurred a net loss of approximately $3.5 million for the three months ended June 30, 2017 compared to a net loss of approximately $4.7 million in the same period of 2016, and we incurred a net loss of approximately $7.1 million for the six months ended June 30, 2017 compared to a net loss of approximately $9.0 million in the same period of 2016.

Cash used in operating activities was approximately $8.4 million and $9.1 million for the six months ended June 30, 2017 and 2016, respectively. The difference of approximately $0.7 million in cash from operating activities is primarily due to a decrease of approximately $1.3 million from a change in accounts payable and accrued liabilities and an increase of $0.5 million in deferred revenue for the six months ended June 30, 2017 as compared to the same period in 2016. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $9.0 million and $5.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash provided by investing activities for the six months ended June 30, 2017 as compared to the same period of 2016 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $3.9 million and $6.9 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2017 as compared to the same period of 2016 is due to $3.0 million in loan proceeds received under our CIRM Loan Agreement in the first half of 2016.

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

Our research and development expenses will continue to increase as we further develop our exosomes program and if we conduct additional studies with CAP-1002, which is likely to include an additional planned study in DMD, subject to regulatory approval. We are in the process of planning this study.

From inception through June 30, 2017, we financed our operations through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. In the first quarter of 2016, we completed a registered direct offering of our common stock and a concurrent private placement of warrants to purchase shares of our common stock, securing approximately $4.1 million in additional capital through the issuance of securities. Additionally, in the third quarter of 2016, we completed an underwritten and concurrent registered direct offering of our common stock to purchase shares of our common stock, securing approximately $10.9 million in additional capital through the issuance of securities. Furthermore, in 2016 we received approximately $4.8 million in loan proceeds from our CIRM Loan Agreement as well as $3.1 million in disbursements from our Grant Award with CIRM, or the CIRM Award. Additionally, in the second quarter of 2017, we completed a private placement to purchase shares of our common stock, securing approximately $3.7 million in additional capital through the issuance of securities. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

May 2017 Financing. On May 5, 2017, the Company entered into Subscription Agreements with certain accredited investors, or the 2017 Investors, pursuant to which the Company agreed to issue and sell to the investors, in a private placement, or the 2017 Private Placement, an aggregate of 1,196,291 shares of its common stock, par value $0.001 per share, at a price per share of $3.10 for an aggregate purchase price of approximately $3.7 million.

In connection with the 2017 Private Placement, the Company also entered into a Registration Rights Agreement with the 2017 Investors. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated (i) to prepare and file with the SEC a registration statement to register for resale the shares issued in the 2017 Private Placement, and (ii) to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. The Company will be required to pay to each 2017 Investor liquidated damages equal to 1.0% of the aggregate purchase price paid by such 2017 Investor pursuant to the Subscription Agreements for the shares per month (up to a cap of 10.0%) if it does not meet certain obligations with respect to the registration of the shares, subject to certain conditions. Pursuant to its obligations under the Registration Rights Agreement, the Company registered for resale the shares issued in the 2017 Private Placement pursuant to a registration statement on Form S-3 (File No. 333-219188), which was filed with the SEC on July 7, 2017 and declared effective on July 17, 2017. The 2017 Private Placement included participation from certain of the Company’s directors.

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

As of the date of filing of this quarterly report on Form 10-Q, the Company has sold an aggregate of 900,939 common shares under the ATM Program at an average price of approximately $1.45 per common share for gross proceeds of approximately $1.3 million. The Company paid 3% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent in the aggregate amount of approximately $39,200.

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

Financing Activities by Capricor, Inc.

CIRM Loan Agreement

Pursuant to the terms of the CIRM Loan Agreement, CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, CIRM and the Company entered into an amendment to the CIRM Loan Agreement (the “CIRM Loan Amendment”), pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because we decreased the number of patients enrolled in the ALLSTAR clinical trial, we determined that we would not need to take down the full amount available for disbursement under the CIRM Loan Agreement and, in addition, certain of the operational milestones tied to patient enrollment would not be met. We believe that the amount that will ultimately be disbursed to us will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

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

So long as Capricor is not in default under the terms of the CIRM Loan Agreement, the loan may be forgiven during the term of the project period if Capricor abandons the trial due to the occurrence of a no-go milestone. After the end of the project period, the loan may also be forgiven if Capricor elects to abandon the project under certain circumstances. Under the terms of the CIRM Loan Agreement, Capricor is required to meet certain financial milestones by demonstrating to CIRM prior to each disbursement of loan proceeds that it has sufficient funds available to cover all costs and expenses anticipated to be required to continue Phase II of the ALLSTAR trial for at least the following 12-month period, less the costs budgeted to be covered by planned loan disbursements. Capricor did not issue stock, warrants or other equity to CIRM in connection with this loan award. Additionally, on September 30, 2015, we entered into a Joinder Agreement with Capricor and CIRM, pursuant to which, among other things, we agreed to become a loan party under the CIRM Loan Agreement and to be jointly and severally responsible with Capricor for the performance of, and to be bound by the obligations and liabilities under, the CIRM Loan Agreement, subject to the rights and benefits afforded to a loan recipient thereunder. The balance of the loan with accrued interest is due in 2018, unless extended or forgiven pursuant to the terms of the CIRM Loan Agreement.

In addition to the foregoing, the timing of the distribution of funds pursuant to the CIRM Loan Agreement is contingent upon the availability of funds in the California Stem Cell Research and Cures Fund in the California State Treasury, as determined by CIRM in its sole discretion.

CIRM Grant Award

On June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements are tied to the achievement of specified operational milestones. If CIRM determines, in its sole discretion, that Capricor has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements or pursue other remedies as allowed by law. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which Capricor is required to spend approximately $2.3 million of its own capital to fund the HOPE-Duchenne clinical trial. If Capricor fails to satisfy its co-funding requirement, the amount of the CIRM Award may be proportionately reduced. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

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

Additionally, in September 2016, the Company completed the first operational milestone which was tied to the completion of enrollment of the HOPE-Duchenne clinical trial, for which $1.1 million was received by Capricor in November 2016.

On August 8, 2017, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved the Company’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization, or CMO, which will enable Capricor to offer access to CAP-1002 to patients from the control arm of the ongoing study (HOPE) via an open-label extension protocol, subject to regulatory approval.

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

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of June 30, 2017, approximately $0.2 million has been incurred under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of June 30, 2017, approximately $0.6 million has been incurred under the terms of the award.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of June 30, 2017.

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

We determined the deliverables under Capricor’s Collaboration Agreement with Janssen did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees ratably over the term of our performance under the agreement. The upfront payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets and amortized over the estimated period of performance. We periodically review the estimated performance period of our contract based on the progress of our project. As of June 30, 2017, the full amount of income has been recognized under the Janssen Agreement.

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

Stock options or other equity instruments to non-employees (including consultants) issued as consideration for goods or services received by us are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically re-measured as the underlying options vest. The fair value of any award issued to non-employees is recorded as expense over the vesting period.

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

CIRM Loan Agreement

As of June 30, 2017, Capricor accounts for the loan proceeds under its CIRM Loan Agreement as current liabilities. In prior periods, Capricor accounted for this loan as long-term liabilities. Capricor recognizes the CIRM loan disbursements as a loan payable as the principal is disbursed rather than recognizing the full amount of the award. The terms of the CIRM Loan Agreement contain certain forgiveness provisions that may allow for the principal and interest of the loan to be forgiven. The potential for forgiveness of the loan is contingent upon many conditions, and no such estimates are made to determine a value for this potential forgiveness. When the project period has ended, Capricor will consider its options with respect to seeking forgiveness of the loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2017, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $13.1 million. Additionally, as of June 30, 2017, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short term United States treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with other information appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the other risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 16, 2017, before making an investment decision regarding our common stock. If any of the events or circumstances described in these risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below and referenced herein are not the only ones we face.

Although we have received orphan drug designation for our product candidate CAP-1002 for Duchenne muscular dystrophy, there can be no guarantee that we will maintain orphan status for this product candidate or receive orphan drug approval.

We were granted orphan drug designation under the Orphan Drug Act by the FDA for our product candidate, CAP-1002 for the treatment of Duchenne muscular dystrophy. Subject to receiving approval from the FDA of an NDA or BLA, products granted orphan drug status are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA generally will not approve applications for other product candidates for the same orphan indication that contain the same active ingredient. Even if we are the first to obtain approval of an orphan product and are granted exclusivity in the United States, there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or if we are not able to provide a sufficient quantity of the orphan drug.

We are not guaranteed to receive or maintain orphan status for our current or future product candidates, and if our product candidate that was granted orphan status were to lose its status as an orphan drug or the marketing exclusivity provided for it in the United States, our business and results of operations could be materially adversely affected. Exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective.

If the market value of our listed securities continues to remain below $35 million, our common stock may be subject to delisting from the Nasdaq Stock Market.

On June 27, 2017, we received a notification letter from The Nasdaq Stock Market advising us of our failure to comply with the required minimum of $35 million of market value of listed securities for continued listing on The Nasdaq Capital Market, pursuant to Nasdaq Rule 5550(b)(2). We fell below the minimum requirement for the preceding 30 consecutive business days. Nasdaq stated in the letter that we have 180 calendar days from June 27, 2017 (or until December 26, 2017) to regain compliance. If at any time during this compliance period the market value of listed securities closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance. However, there can be no assurance that we will be able to comply with the required minimum of $35 million of market value of listed securities during such period. We also received a separate notice from Nasdaq of our failure to be in compliance with the minimum bid price requirement set forth in Nasdaq Rule 5550(a)(2) of $1.00 per share for a period of 30 consecutive business days. Subsequent to receiving that notice, we achieved compliance with the minimum bid price requirement due to the fact that the minimum closing bid for our common stock was at least $1.00 for at least ten consecutive business days.

To the extent that we are unable to resolve the market value of listed securities or any other listing deficiency, there is a risk that our common stock may be delisted from Nasdaq and would likely trade only on the over-the-counter market (the “OTC”). If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and it may be difficult to attract security analysts’ coverage. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on May 9, 2017).

10.2	Registration Rights Agreement, dated as of May 5, 2017, by and among the Company and the Investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on May 9, 2017).

10.3	Amendment No. 2 to the CIRM Notice of Loan Award, dated June 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 13, 2017).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2016 through June 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: August 11, 2017	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Leland Gershell, M.D., Ph.D.
Leland Gershell, M.D., Ph.D.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on May 9, 2017).

10.2	Registration Rights Agreement, dated as of May 5, 2017, by and among the Company and the Investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on May 9, 2017).

10.3	Amendment No. 2 to the CIRM Notice of Loan Award, dated June 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 13, 2017).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2016 through June 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

