Form 10-Q
period 2017-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2017-11-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2017

or

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

As of November 10, 2017, there were 25,710,074 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	expectation of or dates for commencement of clinical trials, investigational new drug filings and similar plans or projections;

•	regulatory developments involving products, including the ability to obtain regulatory approvals or otherwise bring products to market;

•	the regulatory approval of our drug candidates, including our ability to obtain and maintain orphan drug designation for our lead product candidate CAP-1002;

•	our use of clinical research centers, third party manufacturers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	our ability to manufacture products for clinical and commercial use;

•	our ability to protect our patents and other intellectual property;

•	our ability to market any of our products;

•	our ability to compete against other companies and research institutions;

•	our ability to expand our operations internationally;

•	the effect of potential strategic transactions on our business;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to raise additional financing;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

This Quarterly Report on Form 10-Q also contains data, estimates and forecasts that are based on independent industry publications or other publicly available information, as well as other information based on our internal sources. Although we believe that the third-party sources referred to in this Quarterly Report on Form 10-Q are reliable, we have not independently verified the information provided by these third parties. While we are not aware of any misstatements regarding any third-party information presented in this report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,897,087	$3,204,378
Marketable securities	4,997,850	12,990,510
Restricted cash	610,175	1,347,225
Grant receivable	537,030	223,335
Prepaid expenses and other current assets	190,278	342,892

TOTAL CURRENT ASSETS	15,232,420	18,108,340

PROPERTY AND EQUIPMENT, net	394,031	435,336

OTHER ASSETS
Intangible assets, net of accumulated amortization of $183,990 and $147,429, respectively	105,692	142,253
Other assets	61,396	61,426

TOTAL ASSETS	$15,793,539	$18,747,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,264,325	$3,038,780
Accounts payable and accrued expenses, related party	99,903	489,217
Loan payable, current	14,155,857	-
Accrued interest, current	1,167,969	-
Deferred revenue	-	1,367,186

TOTAL CURRENT LIABILITIES	16,688,054	4,895,183

LONG-TERM LIABILITIES
Loan payable	-	13,905,857
CIRM liability	3,376,259	3,100,000
Accrued interest	-	849,469

TOTAL LONG-TERM LIABILITIES	3,376,259	17,855,326

TOTAL LIABILITIES	20,064,313	22,750,509

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,100,388
and 21,399,019 shares issued and outstanding, respectively	25,100	21,399
Additional paid-in capital	59,548,523	49,951,165
Accumulated other comprehensive income	8,593	3,524
Accumulated deficit	(63,852,990)	(53,979,242)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,270,774)	(4,003,154)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,793,539	$18,747,355

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

INCOME
Collaboration income	$-	$683,595	$1,367,186	$2,506,511
Grant income	260,771	63,186	770,855	585,177
Other income	52,500	-	52,500	-

TOTAL INCOME	313,271	746,781	2,190,541	3,091,688

OPERATING EXPENSES
Research and development	1,862,369	4,727,111	8,247,700	13,376,178
General and administrative	1,088,635	1,259,744	3,524,815	3,778,699

TOTAL OPERATING EXPENSES	2,951,004	5,986,855	11,772,515	17,154,877

LOSS FROM OPERATIONS	(2,637,733)	(5,240,074)	(9,581,974)	(14,063,189)

OTHER INCOME (EXPENSE)
Investment income	10,393	5,410	26,726	16,347
Interest expense	(107,653)	(98,749)	(318,500)	(241,760)

TOTAL OTHER INCOME (EXPENSE)	(97,260)	(93,339)	(291,774)	(225,413)

NET LOSS	(2,734,993)	(5,333,413)	(9,873,748)	(14,288,602)

OTHER COMPREHENSIVE GAIN (LOSS)
Net unrealized gain (loss) on marketable securities	1,276	(3,855)	5,069	(8,462)

COMPREHENSIVE LOSS	$(2,733,717)	$(5,337,268)	$(9,868,679)	$(14,297,064)

Net loss per share, basic and diluted	$(0.12)	$(0.29)	$(0.44)	$(0.81)

Weighted average number of shares, basic and diluted	23,378,141	18,286,816	22,311,369	17,594,749

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Balance at December 31, 2016	21,399,019	$21,399	$49,951,165	$3,524	$(53,979,242)	$(4,003,154)

Issuance of common stock, net of fees	3,701,369	3,701	8,299,996	-	-	8,303,697

Stock-based compensation	-	-	1,297,362	-	-	1,297,362

Unrealized gain on marketable securities	-	-	-	5,069	-	5,069

Net loss	-	-	-	-	(9,873,748)	(9,873,748)

Balance at September 30, 2017	25,100,388	$25,100	$59,548,523	$8,593	$(63,852,990)	$(4,270,774)

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,873,748)	$(14,288,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,595	91,812
Stock-based compensation	1,297,362	1,499,177
Change in assets - (increase) decrease:
Receivables	(37,436)	148,752
Prepaid expenses and other current assets	152,614	92,378
Other assets	30	8,720
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	(1,773,999)	1,389,805
Accounts payable and accrued expenses, related party	(389,314)	346,848
Accrued interest	318,500	241,201
CIRM liability	-	2,000,000
Deferred revenue	(1,367,186)	(2,506,511)

NET CASH USED IN OPERATING ACTIVITIES	(11,563,582)	(10,976,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(11,002,271)	(5,009,427)
Proceeds from sales and maturities of marketable securities	19,000,000	10,500,000
Purchases of property and equipment	(32,185)	(86,422)
Payments for leasehold improvements	-	(1,769)

NET CASH PROVIDED BY INVESTING ACTIVITIES	7,965,544	5,402,382

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	8,303,697	13,864,817
Proceeds from loan payable	250,000	4,750,000
Proceeds from stock awards, warrants, and options	-	13,975

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,553,697	18,628,792

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,955,659	13,054,754

Cash, cash equivalents, and restricted cash balance at beginning of period	4,551,603	5,568,306

Cash, cash equivalents, and restricted cash balance at end of period	$9,507,262	$18,623,060

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$1,343
Income taxes paid in cash	$-	$-

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017, from which the December 31, 2016 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Basis of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Liquidity

The Company has historically financed its research and development activities as well as operational expenses from equity financings, federal government grants, a payment from Janssen Biotech, Inc. (“Janssen”) pursuant to a Collaboration Agreement with Janssen and a loan award and a grant from the California Institute for Regenerative Medicine (“CIRM”).

Cash, cash equivalents and marketable securities as of September 30, 2017 were approximately $13.9 million, compared to approximately $16.2 million as of December 31, 2016. On March 31, 2017, the Company entered into a Common Stock Sales Agreement (the “March Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to create an at-the-market equity program providing for the offer and sale, from time to time, by the Company of shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $5.0 million (the “March 2017 ATM Program”) through Wainwright, as sales agent (see Note 3 – “Stockholders’ Equity”). As of the date of filing of this quarterly report on Form 10-Q, the Company sold an aggregate of 2,589,078 common shares under the March 2017 ATM Program at an average price of approximately $1.93 per common share for gross proceeds of approximately $5.0 million (see Note 3 – “Stockholders’ Equity”).

On October 19, 2017, the Company entered into a Common Stock Sales Agreement (the “October Sales Agreement”) with Wainwright to create an additional at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $14.0 million (the “October 2017 ATM Program”) through Wainwright, as sales agent. As of November 10, 2017, the Company has sold an aggregate of 484,190 common shares under the October 2017 ATM Program at an average price of approximately $2.49 per common share for gross proceeds of approximately $1.2 million (see Note 10 – “Subsequent Events”).

The Company has been awarded various grant and loan awards, which fund, in part, various pre-clinical and clinical activities (see Note 2 – “Loan Payable” and Note 6 – “Government Grant Awards”). As of September 30, 2017, the Company has up to approximately $5.8 million available under these grants and awards for disbursement, pursuant to the terms of each of the respective awards.

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

In the second quarter of 2017, the Company implemented certain budget reductions. The Company expects to seek additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and from government grants. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms or at all. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations and the Company could be required to further reduce expenses and curtail operations. To the extent the Company issues additional equity securities, its existing stockholders could experience substantial dilution.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The most sensitive estimates relate to the recoverability and fair value of intangible assets and the assumptions used to estimate stock-based compensation expense. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

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

	September 30,	September 30,
	2017	2016
Cash and cash equivalents	$8,897,087	$18,020,875
Restricted cash	610,175	602,185
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$9,507,262	$18,623,060

The Company has two awards with CIRM designated for specific use, a Loan Agreement with CIRM (the “CIRM Loan Agreement”) entered into on February 5, 2013 (see Note 2 – “Loan Payable”) in connection with the ALLSTAR Phase II clinical trial and the CIRM Award (see Note 6 – “Government Grant Awards”) related to the HOPE Phase I/II clinical trial. Restricted cash represents funds received under these awards which are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The restricted cash balance was approximately $0.6 million and $1.3 million as of September 30, 2017 and December 31, 2016, respectively, and is entirely related to the CIRM Award.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation expense was approximately $73,034 and $63,218 for the nine months ended September 30, 2017 and 2016, respectively.

Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Furniture and fixtures	$46,709	$51,161
Laboratory equipment	619,994	587,809
Leasehold improvements	47,043	47,043
	713,746	686,013
Less accumulated depreciation	(319,715)	(250,677)
Property and equipment, net	$394,031	$435,336

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Also, the Company recorded capitalized loan fees as a component of intangible assets on the consolidated balance sheet (see Note 2 – “Loan Payable”). Total amortization expense was approximately $36,562 for each of the nine month periods ended September 30, 2017 and 2016. A summary of future amortization expense as of September 30, 2017 is as follows:

Years ended	Amortization Expense
2017 (3 months)	$12,188
2018	43,733
2019	43,276
2020	4,330
2021	2,165

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of the merger in 2013 between Capricor and Nile, the Company recorded $1.5 million as in-process research and development in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. The in-process research and development asset is subject to impairment testing until completion or abandonment of research and development efforts associated with the project. The Company reviews intangible assets at least annually for possible impairment. Intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In February 2017, the Company announced the termination of its development program for Cenderitide and CU-NP. As of December 31, 2016, the Company deemed the in-process research and development assets associated with the Cenderitide and CU-NP programs to be impaired. During the year ended December 31, 2016, the Company recognized an impairment expense of $1.5 million. For the nine month periods ended September 30, 2017 and 2016, no impairment expense was recognized within the statement of operations and comprehensive loss.

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the CIRM Award granted in connection with the HOPE trial allow Capricor to elect to convert the grant into a loan at the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 6 - “Government Grant Awards”).

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

The Company determined that the deliverables under its Collaboration Agreement with Janssen (see Note 8 – “License Agreements”) did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, the Company recognized revenue from non-refundable, upfront fees ratably over the term of its performance under the agreement with Janssen. The upfront payments received, pending recognition as revenue, were recorded as deferred revenue and were classified as a short-term or long-term liability on the consolidated balance sheets of the Company and amortized over the estimated period of performance. The Company periodically reviewed the estimated performance period of its contract based on the estimated progress of its project. As of June 30, 2017, the full amount of income has been recognized under the Janssen Agreement and the Agreement terminated.

Other Income

Revenue is recognized in connection with the delivery of doses which were developed as part of our past R&D efforts. Income is recorded when evidence of an arrangement exists, delivery has occurred and collection is reasonably assured (see Note 9 – “Related Party Transactions”).

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

Rent

Rent expense for the Company’s leases, which generally have escalating rental amounts over the term of the lease, is recorded on a straight-line basis over the lease term. The difference between the rent expense and rent paid has been recorded as deferred rent in the consolidated balance sheet under accounts payable and accrued expenses. Rent is amortized on a straight-line basis over the term of the applicable lease, without consideration of renewal options.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $1.9 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $8.2 million and $13.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $2.7 million and $5.3 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $9.9 million and $14.3 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended September 30, 2017 and 2016, the Company’s other comprehensive gain (loss) was $1,276 and $(3,855), respectively. For the nine months ended September 30, 2017 and 2016, the Company’s other comprehensive gain (loss) was $5,069 and $(8,462), respectively.

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

For the three months ended September 30, 2017 and 2016, warrants and options to purchase 8,014,863 and 7,532,260 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. For the nine months ended September 30, 2017 and 2016, warrants and options to purchase 8,014,863 and 7,532,260 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities.

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

The following table summarizes fair value measurements by level at September 30, 2017 and December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
	Level I	Level II	Level III	Total
Marketable securities	$4,997,850	$-	$-	$4,997,850

	December 31, 2016
	Level I	Level II	Level III	Total
Marketable securities	$12,990,510	$-	$-	$12,990,510

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the FASB’s and International Accounting Standards Board’s new revenue standard, ASU 2014-09. The standard should be adopted concurrently with the adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Pursuant to the terms of the CIRM Loan Agreement, CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, CIRM and the Company entered into an amendment to the CIRM Loan Agreement (the “CIRM Loan Amendment”), pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because Capricor decreased the number of patients enrolled in the ALLSTAR clinical trial, Capricor determined that it would not need to take down the full amount available for disbursement under the CIRM Loan Agreement and, in addition, certain of the operational milestones tied to patient enrollment would not be met. The Company believes that the amount that will ultimately be disbursed to Capricor will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2% (“base rate”), compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. The Company is also required to meet certain progress milestones set forth in the CIRM Notice of Loan Award with respect to the progress of the ALLSTAR clinical trial and manufacturing of the product. The Company expects to complete the final operational milestone under the terms of the CIRM Loan Agreement in November 2017. There is no assurance that CIRM will continue the disbursement of funds.

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

The due diligence costs are recorded as a discount on the loan and amortized to general and administrative expenses over the remaining term of the loan. As of September 30, 2017, $30,000 of loan costs were capitalized with the balance of $1,824 to be amortized over approximately four months.

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

For the three months ended September 30, 2017 and 2016, interest expense under the CIRM Loan Agreement was $107,653 and $98,749, respectively. For the nine months ended September 30, 2017 and 2016, interest expense under the CIRM Loan Agreement was $318,500 and $241,201, respectively. The principal balance outstanding under the CIRM loan was $14,155,857 and $13,905,857 as of September 30, 2017 and December 31, 2016, respectively. The balance of the loan with accrued interest is due in 2018, unless extended or forgiven pursuant to the terms of the CIRM Loan Agreement.

In May 2017, the Company announced that a pre-specified administrative interim analysis performed on six-month follow-up data from the ALLSTAR trial demonstrated a low probability (futility) of achieving a statistically-significant difference in the 12-month primary efficacy endpoint of percent change from baseline infarct size as a percentage of left ventricular mass, measured by cardiac MRI. As a result, Capricor transitioned the remaining subjects in the ALLSTAR trial into long-term follow-up. The Company expects to complete the final operational milestone under the terms of the CIRM Loan Agreement in November 2017, and Capricor expects to receive its final disbursement of $250,000 in the fourth quarter of 2017 (see Note 10 – “Subsequent Events”).

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

March 2017 Common Stock Sales Agreement

On March 31, 2017, the Company entered into a Sales Agreement with Wainwright, under which the Company from time to time, issued and sold shares of its common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of $5.0 million The common stock was distributed at the market prices prevailing at the time of sale. As of September 30, 2017, the Company sold an aggregate of 2,505,078 common shares under the March 2017 ATM Program at an average price of approximately $1.92 per common share for gross proceeds of approximately $4.8 million. The Company paid 3% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.2 million. Subsequent to September 30, 2017, the Company sold an aggregate of 84,000 common shares under the March 2017 ATM Program at an average price of $2.20 per common share for gross proceeds of approximately $0.2 million (see Note 10 – “Subsequent Events”). The March 2017 ATM Program became fully utilized in October 2017.

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

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement with the Investors. Pursuant to the terms of the Registration Rights Agreement, the Company was obligated (i) to prepare and file with the SEC a registration statement to register for resale the shares issued in the Private Placement, and (ii) to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. The Company will be required to pay to each Investor liquidated damages equal to 1.0% of the aggregate purchase price paid by such Investor pursuant to the Subscription Agreements for the shares per month (up to a cap of 10.0%) if it does not meet certain obligations with respect to the registration of the shares, subject to certain conditions. Pursuant to its obligations under the Registration Rights Agreement, the Company registered for resale the shares issued in the Private Placement pursuant to a registration statement on Form S-3 (File No. 333-219188), which was filed with the SEC on July 7, 2017 and declared effective on July 17, 2017.

 Outstanding Shares

At September 30, 2017, the Company had 25,100,388 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the period ended September 30, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2017	1,081,903	$4.01
Granted	-	-
Exercised	-	-
Expired	(187)	2.27
Outstanding at September 30, 2017	1,081,716	$4.01

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2017:

At September 30, 2017
Grant Date	Warrants Outstanding	Exercise Price	Expiration Date
11/20/2013	235,643	$2.27	11/20/2018
3/16/2016	846,073	$4.50	3/16/2019
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

The estimated weighted average fair value of the options granted during the three months ended September 30, 2016 was approximately $2.42 per share. No options were granted during the three months ended September 30, 2017. The estimated weighted average fair values of the options granted during the nine months ended September 30, 2017 and 2016 were approximately $1.91 and $2.02 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Expected volatility	78% - 135%	79% - 82%
Expected term	5 - 10 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	2.0% - 2.3%	0.5% - 1.7%

Employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

General and administrative	$299,515	$409,164	$899,307	$1,100,249
Research and development	127,967	145,402	398,055	398,928
Total	$427,482	$554,566	$1,297,362	$1,499,177

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (continued)

The following is a schedule summarizing employee and non-employee stock option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2017	6,608,382	$1.62	$6,874,063
Granted	617,131	2.60
Exercised	-	-
Expired/Cancelled	(292,366)	3.88
Outstanding at September 30, 2017	6,933,147	$1.61	$9,834,932
Exercisable at September 30, 2017	5,721,930	$1.22	$10,368,028

The aggregate intrinsic value represents the excess difference between the estimated fair value of the Company’s common stock for each of the respective periods and exercise price of the options.

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of September 30, 2017, the Company maintained approximately $14.1 million of uninsured deposits.

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

In September 2016, the Company completed the first operational milestone which was tied to the completion of enrollment of the HOPE-Duchenne clinical trial, for which $1.1 million was received by Capricor in November 2016. Additionally, in September 2017, the Company completed the second operation milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million is to be received. As of September 30, 2017, the Company’s liability balance for the CIRM Award was $3.4 million, of which approximately $0.6 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds and approximately $0.3 million is recorded as grant receivable.

On August 8, 2017, the Company entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved the Company’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization, or CMO, which will enable Capricor to offer access to CAP-1002 to patients from the control arm of the ongoing study (HOPE) via an open-label extension protocol, subject to regulatory approval.

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

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of September 30, 2017, approximately $0.3 million has been incurred under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of September 30, 2017, approximately $0.8 million has been incurred under the terms of the award.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The monthly lease payment was $16,620 per month for the first twelve months of the term and increased to $17,285 per month for the second twelve months of the term. On March 3, 2015, Capricor executed a Second Amendment to Lease (the “Second Lease Amendment”) with The Bubble Real Estate Company, LLC, pursuant to which (i) additional space was added to the Company’s corporate office lease and (ii) the Company exercised its option to extend the lease term through June 30, 2016. Under the terms of the Second Lease Amendment, commencing February 2, 2015, the base rent was $17,957 for one month, and, commencing March 2, 2015, the base rent increased to $21,420 per month for four months. Commencing July 1, 2015, the base rent increased to $22,111 per month for the remainder of the lease term. On May 25, 2016, Capricor entered into a Third Amendment to Lease (the “Third Lease Amendment”) with The Bubble Real Estate Company, LLC. Under the terms of the Third Lease Amendment, the lease term extension commenced on July 1, 2016 and will end on December 31, 2018. Commencing July 1, 2016, the base rent increased to $22,995 per month for the first twelve months of the term, will increase to $23,915 per month for the second twelve months of the term, and, thereafter, will increase to $24,872 for the remainder of the lease term.

Capricor has entered into a facilities lease with Cedars-Sinai Medical Center (“CSMC”), a shareholder of the Company, for two research labs (the “Facilities Lease”). The Facilities Lease is for a term of three years commencing June 1, 2014 and replaces the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment under the Facilities Lease was approximately $15,461 per month for the first six months of the term and increased to approximately $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. The Facilities Lease expired on May 31, 2017 and transitioned to a month-to-month tenancy. On August 10, 2017, the Company and CSMC entered into the First Amendment to the Facilities Lease effective August 1, 2017 pursuant to which the term of the facilities lease was extended for an additional 12-month period, and the Company was granted an option to further extend the term for an additional 12-month period thereafter. Under the First Amendment, the total monthly rent increased from approximately $19,350 to $19,756. In addition, pursuant to the First Amendment, the premises covered by the Lease now also include the manufacturing facility currently being utilized by Capricor. In lieu of further increasing the monthly rental payment set forth in the First Amendment, the Company has also agreed to provide doses of CAP-1002 for use in CSMC’s clinical trials for a negotiated amount of monetary compensation.

Unless renewed, each of the leases described above will not be in effect for fiscal year 2019. A summary of future minimum rental payments required under operating leases as of September 30, 2017 is as follows:

Years ended	Operating Leases
2017 (3 months)	$131,013
2018	431,014
Total minimum lease payments	$562,027

Expense incurred under operating leases to unrelated parties was $71,215 for each of the three months ended September 30, 2017 and 2016 and $213,646 and $201,392 for the nine months ended September 30, 2017 and 2016, respectively. Expense incurred under operating leases to related parties was $58,862 and $56,105 for the three months ended September 30, 2017 and 2016, respectively, and $171,721 and $168,316 for the nine months ended September 30, 2017 and 2016, respectively.

Legal Contingencies

The Company is not a party to any material legal proceedings at this time.  From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business.

8.	LICENSE AGREEMENTS

Capricor’s Technology - CAP-1002, CAP-1001, CSps and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), The Johns Hopkins University (“JHU”) and CSMC. In addition, Capricor has filed patent applications related to the technology developed by its own scientists.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	LICENSE AGREEMENTS (continued)

University of Rome License Agreement

Capricor and the University of Rome entered into a License Agreement, dated June 21, 2006 (the “Rome License Agreement”), which provides for the grant of an exclusive, world-wide, royalty-bearing license by the University of Rome to Capricor (with the right to sublicense) to develop and commercialize licensed products under the licensed patent rights in all fields. Capricor has a right of first negotiation, for a certain period of time, to obtain a license to any new and separate patent applications owned by the University of Rome utilizing cardiac stem cells in cardiac care.

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

The Rome License Agreement will, unless extended or sooner terminated, remain in effect until the later of the last claim of any patent or until any patent application comprising licensed patent rights has expired or been abandoned. Under the terms of the Rome License Agreement, either party may terminate the agreement should the other party become insolvent or file a petition in bankruptcy. Either party may terminate the agreement upon the other party’s material breach, provided that the breaching party will have up to 90 days to cure its material breach. Capricor may also terminate for any reason upon 90 days’ written notice to the University of Rome.

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

Cedars-Sinai Medical Center License Agreements

License Agreement for CDCs

On January 4, 2010, Capricor entered into an Exclusive License Agreement with CSMC (the “Original CSMC License Agreement”) for certain intellectual property related to its cardiosphere-derived cell (“CDC”) technology. In 2013, the Original CSMC License Agreement was amended twice resulting in, among other things, a reduction in the percentage of sublicense fees which would have been payable to CSMC. Effective December 30, 2013, Capricor entered into an Amended and Restated Exclusive License Agreement with CSMC (the “Amended CSMC License Agreement”), which amended, restated, and superseded the Original CSMC License Agreement, pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified.

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

On August 5, 2016, Capricor and CSMC entered into a Second Amendment to the Amended CSMC License Agreement (the “Second License Amendment”), pursuant to which the parties agreed to add certain patent applications to the schedule of patent rights set forth in the agreement. Under the Second License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes six additional patent applications; (ii) Capricor paid an upfront fee of $2,500; and (iii) Capricor reimbursed CSMC approximately $10,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent applications.

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

Pursuant to the Exosomes License Agreement, CSMC was paid a license fee and Capricor reimbursed CSMC for certain fees and costs incurred in connection with the preparation and prosecution of certain patent applications. Additionally, Capricor is required to meet certain non-monetary development milestones and is obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a single-digit percentage of the consideration received from any sublicenses or other grant of rights. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to obtain a license from a third party for patent rights in connection with the royalty bearing product.

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

On August 5, 2016, Capricor and CSMC entered into a Third Amendment to the Exosomes License Agreement (the “Third Exosomes License Amendment”), pursuant to which the parties agreed to add certain patent applications to the schedule of patent rights under the agreement. Under the Third Exosomes License Amendment, (i) the description of patent rights in Schedule A has been replaced by a Revised Schedule A that includes three additional patent applications; (ii) Capricor paid CSMC an upfront fee of $2,500; and (iii) Capricor reimbursed CSMC approximately $16,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent applications.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	LICENSE AGREEMENTS (continued)

Collaboration Agreement with Janssen Biotech, Inc.

On December 27, 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option (the “Janssen Agreement”) with Janssen, a wholly-owned subsidiary of Johnson & Johnson. Under the terms of the Janssen Agreement, Capricor and Janssen agreed to collaborate on the development of Capricor’s cell therapy program for cardiovascular applications, including its lead product candidate, CAP-1002. Capricor and Janssen further agreed to collaborate on the development of cell manufacturing in preparation for future clinical trials. Under the Janssen Agreement, Capricor was paid $12.5 million, and Capricor agreed to contribute to the development of a chemistry, manufacturing and controls package. In addition, Janssen had the exclusive right to enter into an exclusive license agreement pursuant to which Janssen would have received a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic cardiospheres (“CSps”) and CDCs in the field of cardiology.

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

On February 13, 2017, the Company provided Mayo with a notice of termination of the Amended Mayo Agreement pursuant to Section 7.03 of the Amended Mayo Agreement, thereby relinquishing all rights previously licensed by Mayo to Capricor with respect to CD-NP and CU-NP. The Company provided 90 days’ notice of the effectiveness of termination, but Mayo had indicated to the Company that it considered the Amended Mayo Agreement to be terminated as of February 14, 2017 due to an ongoing dispute with Mayo regarding the payment of certain fees incurred in the prosecution of the intellectual property rights licensed by Mayo to the Company, which fees the Company does not deem to be material in amount. The Company elected to terminate the Amended Mayo Agreement so it may focus its resources and efforts on its CAP-1002 and CAP-2003 programs.

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

In light of the Company’s decision to terminate its development program with respect to natriuretic peptides, the Company elected to cease prosecution of all of the Natriuretic Peptide Patents and has offered to reassign to Medtronic rights to certain patent applications obtained through the Transfer Agreement. Medtronic elected not to take a reassignment of the patent rights.

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

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three month periods ended September 30, 2017 and 2016, Capricor recognized $7,500 in sublease income from the related party. For each of the nine month periods ended September 30, 2017 and 2016, Capricor recognized $22,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	RELATED PARTY TRANSACTIONS (continued)

Consulting Agreements

Effective January 1, 2013, Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, entered into an oral Consulting Agreement with Capricor whereby Capricor agreed to pay Dr. Litvack fees of $10,000 per month for consulting services. On March 24, 2014, Capricor entered into a written Consulting Agreement with Dr. Litvack memorializing the $10,000 per month compensation arrangement described above. The agreement is terminable upon 30 days’ notice. Additionally, beginning in 2016, Capricor retained the services of Lit Digital Media, LLC whose sole member is Harry Litvack, the son of Frank Litvack. Lit Digital Media provides services to the Company related to social media and public relations, and the Company pays Lit Digital Media approximately $1,500 per month for such services.

Payables to Related Party

At September 30, 2017 and December 31, 2016, the Company had accounts payable and accrued expenses to related parties totaling $99,903 and $489,217, respectively. CSMC accounts for approximately $88,313 and $477,907 of the total accounts payable and accrued expenses to related parties as of September 30, 2017 and December 31, 2016, respectively. CSMC expenses relate to research and development and clinical trial costs.

Related Party Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past R&D efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the three and nine months ended September 30, 2017, the Company has recognized $52,500 as other income. As of September 30, 2017, the amount is outstanding and recorded in prepaid expenses and other current assets.

10.	SUBSEQUENT EVENTS

March 2017 Common Stock Sales Agreement

Subsequent to September 30, 2017, the Company sold an aggregate of 84,000 common shares under the March 2017 ATM Program at an average price of $2.20 per common share for gross proceeds of approximately $0.2 million. The Company paid 3% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent in the aggregate amount of approximately $5,700.

October 2017 Common Stock Sales Agreement

On October 19, 2017, the Company entered into the October Sales Agreement with Wainwright, establishing the October 2017 ATM Program. The common stock sold in the October 2017 ATM Program will be distributed at the market prices prevailing at the time of sale. The October Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of November 10, 2017, the Company has sold an aggregate of 484,190 common shares under the October 2017 ATM Program at an average price of approximately $2.49 per common share for gross proceeds of approximately $1.2 million.

CIRM Loan Agreement

In November 2017, the Company completed its final operational milestone under the terms of the CIRM Loan Agreement and the Company expects to receive its final disbursement of $250,000 under the CIRM Loan Agreement in the fourth quarter.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	SUBSEQUENT EVENTS (continued)

Nasdaq Continued Listing Requirements

On June 27, 2017, the Company received a notification letter from The Nasdaq Stock Market advising the Company of its failure to comply with the required minimum of $35 million of market value of listed securities for continued listing on The Nasdaq Capital Market, pursuant to Nasdaq Rule 5550(b)(2). The Company fell below the minimum requirement for the preceding 30 consecutive business days. Nasdaq stated in the letter that the Company had 180 calendar days from June 27, 2017 to regain compliance. If at any time during this compliance period the market value of listed securities closed at $35 million or more for a minimum of ten consecutive business days, Nasdaq would provide the Company of written confirmation of compliance. On June 29, 2017, the Company received a notification letter from The Nasdaq Stock Market advising the Company of its failure to comply with the required minimum closing bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, pursuant to Nasdaq Rule 5550(a)(2). The Company fell below the minimum requirement for the preceding 30 consecutive business days. Nasdaq stated in the letter that the Company had 180 calendar days from June 29, 2017 to regain compliance. If at any time during this compliance period the minimum closing bid price per share of the Company’s common stock was at least $1.00 for a minimum of ten consecutive business days, Nasdaq would provide the Company of written confirmation of compliance. As of October 4, 2017, the Company has regained compliance with both the minimum market value required under NASDAQ Rule 5550(b)(2) and the minimum bid price required under NASDAQ Rule 5550(a)(2) and the Company has received written confirmation of compliance with both requirements from Nasdaq.

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

Drug Candidates

We currently have four drug candidates, two of which are in various stages of active development. Our current research and development efforts are focused on CAP-1002 and CAP-2003. CAP-1002 is the subject of two clinical trials, in which the patients are in long-term follow-up. We are planning to initiate a new clinical trial of CAP-1002 in patients with Duchenne muscular dystrophy, or DMD, in the first quarter of 2018, subject to regulatory approval. We are also planning to commence clinical development of CAP-2003 in 2018, subject to regulatory approval. CAP-1001 (autologous CDCs) was the subject of the CSMC and JHU-sponsored Phase I CADUCEUS trial and is not in active development. Both CAP-1002 and CAP-1001 are derived from cardiospheres, or CSps, and we do not plan to develop CSps as a therapeutic.

CAP-1002:

Our core therapeutic technology is based on the cardiosphere-derived cell, or CDC, a type of cardiac progenitor cell that composes a minor fraction of the cardiac muscle cell population and was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since their initial report in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to approximately 140 human subjects across several clinical trials. We are currently developing allogeneic CDCs (CAP-1002) as a product candidate for the potential treatment of DMD as well as cardiac disorders.

We have conducted three clinical trials of our lead product candidate, CAP-1002: the randomized, double-blind placebo-controlled Phase I/II ALLSTAR clinical trial in patients who have had a myocardial infarction, or MI, the randomized Phase I/II HOPE-Duchenne clinical trial in patients with DMD-associated cardiomyopathy and the Phase I portion of the Phase I/II DYNAMIC trial in patients with advanced heart failure.

Phase I/II HOPE-Duchenne Clinical Trial

We are currently in the later stages of the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial, which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in patients with cardiomyopathy associated with Duchenne muscular dystrophy, or DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either CAP-1002 or usual care available for DMD-associated cardiomyopathy. In patients receiving CAP-1002, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients were observed over the course of 12 months. Efficacy was evaluated according to several exploratory outcome measures. Those patients who did not receive CAP-1002 may be eligible, subject to regulatory approval, to receive open-label CAP-1002 after all participants have completed the controlled portion of the study and the Data Safety Monitoring Board has given the recommendation to proceed with the open-label extension. This study is being funded in part through a grant award from the California Institute for Regenerative Medicine, or CIRM.

We commenced the HOPE-Duchenne trial in February 2016, and completed enrollment in September 2016. In April 2017, we reported positive top-line results from a pre-specified six-month interim analysis of this study, which showed that CAP-1002 was generally safe and well-tolerated over the initial six-month follow-up period. The six-month results were presented at the 22nd Annual International Congress of the World Muscle Society in October 2017.

In exploratory efficacy analyses, observed changes from baseline to Month 6 significantly differed by treatment group for systolic thickening of the inferior wall of the heart as measured by MRI (p=0.03). In an analysis of function of the middle- and distal-level upper limb in which a responder was defined as a patient who demonstrated a 10% improvement from baseline in score on the Performance of the Upper Limb test, or PUL, CAP-1002 patients were more likely to be responders than patients in usual care (p=0.045) at Week 6. In addition, numerical results in some other cardiac and skeletal muscle measures, including cardiac scar (p=0.09), were consistent with a treatment effect although differences between treatment groups were not statistically significant. The observed clinical results appear to generally corroborate a large body of preclinical data from studies in DMD animal models.

The Data Safety Monitoring Board of the HOPE-Duchenne trial has completed six safety reviews, and following each review, recommended that the trial continue. We expect to report top-line 12-month results from the HOPE-Duchenne trial in November 2017.

In June 2017, we had a meeting with the the U.S. Food and Drug Administration, or FDA, to discuss potential product registration strategies for CAP-1002 in the DMD indication. The minutes of the meeting indicated the FDA's willingness to accept Capricor's proposal to use the PUL test as the basis for the primary efficacy endpoint for clinical studies in support of a Biologics License Application, or BLA. The minutes also indicated the sufficiency of the existing nonclinical safety and efficacy database to support submission of an Investigational New Drug application, or IND, to clinically evaluate repeat intravenous administration of CAP-1002. The PUL test is an outcomes instrument that was specifically designed to assess upper limb function in ambulant and non-ambulant patients with DMD. Subject to regulatory approval and availability of cash resources, we are planning to conduct another clinical trial of CAP-1002 in DMD, to commence in the first quarter of 2018. In October 2017, we submitted an IND to the FDA for this planned trial.

We anticipate that this trial will feature peripheral intravenous delivery of CAP-1002 to be given in a multiple dose regimen and will be randomized, double-blind and placebo-controlled. Data supporting the viability of peripheral administration of CAP-1002 in the DMD setting has been provided by preclinical studies. For example, intravenous administration of CDCs has been shown to increase exercise capacity and diaphragmatic function in an animal model of DMD.

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

In July 2017, the FDA granted Rare Pediatric Disease Designation to CAP-1002 for the treatment of DMD. The FDA defines a "rare pediatric disease" as a serious or life-threatening disease affecting individuals primarily aged from birth to 18 years and that affects fewer than 200,000 individuals in the U.S. Under the FDA's Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying New Drug Application, or NDA, or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times.

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

Capricor began enrollment of the Phase II ALLSTAR study in the first quarter of 2014. This randomized, double-blind, placebo-controlled trial was designed to determine if treatment with CAP-1002 can reduce scar size in patients who have suffered an MI and other endpoints. At the time of randomization, patients were stratified into one of two cohorts according to the time since the occurrence of their MI (either 30 to 90 days after the MI, or greater than 90 days up to one-year after the MI). Following infusion, patients were to be followed for periodic evaluations over the course of one year. As such, CAP-1002 was evaluated in the setting of both acute MI, in which the scar had recently formed, and chronic MI, in which the scar was more established. Patients were randomized in a 2:1 ratio to receive an infusion of CAP-1002 (25 million cells) or placebo, respectively, into the coronary artery most closely associated with the region of their MI. The trial was powered to detect a reduction in scar size, relative to placebo, as measured by MRI at the 12-month follow-up. In addition to evaluating CAP-1002 according to changes in scar size, ALLSTAR also evaluated CAP-1002 according to a variety of clinical and quality of life endpoints. The Phase II portion of the ALLSTAR trial was funded in large part through the support of CIRM.

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

In December 2013, Capricor entered into a Collaboration Agreement and Exclusive License Option, or the Janssen Agreement, with Janssen Biotech, Inc., or Janssen. Under the Janssen Agreement, Janssen had an exclusive option to enter into an exclusive license agreement with Capricor, pursuant to which, if exercised, Janssen would have received a worldwide, exclusive license to exploit CAP-1002 as well as certain allogeneic CSps and CDCs in the field of cardiology. On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive option right to exploit CAP-1002 as well as certain allogeneic cardiospheres and cardiosphere-derived cells in the field of cardiology. Capricor will retain full rights to CAP-1002 in all indications as a result of this decision.

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

CAP-2003:

Exosomes are nano-scale, membrane-enclosed extracellular vesicles, or “bubbles” that are secreted by cells and contain bioactive molecules, including proteins, RNAs and microRNAs. They act as messengers to regulate the functions of neighboring cells, and pre-clinical research has shown that exogenously-administered exosomes can direct or, in some cases, re-direct cellular activity, supporting their therapeutic potential. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them an exciting class of potential therapeutic agents.

CAP-2003 is comprised of exosomes secreted by CDCs and is believed to mediate many of the effects that are observed with these cells, including anti-inflammatory, anti-angiogenic, anti-apoptotic, and anti-fibrotic effects. We are currently conducting studies in pre-clinical models of cardiac, inflammatory and other conditions to explore the possible therapeutic benefits that CAP-2003 may possess. We are evaluating CAP-2003 in studies that would potentially enable an IND for the treatment of hypoplastic left heart syndrome, or HLHS. We hope to submit an IND to enable clinical development of CAP-2003 for the treatment of HLHS in 2018.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2017 and 2016 were approximately $1.1 million and $1.3 million, respectively. The decrease in the third quarter of 2017 of approximately $0.2 million compared to the same period of 2016 is primarily attributable to a decrease of approximately $0.1 million in both stock-based compensation expense and investor relations expenses in the three months ended September 30, 2017 as compared to the same period of 2016.

G&A expenses for the nine months ended September 30, 2017 and 2016 were approximately $3.5 million and $3.8 million, respectively. The decrease during the first nine months of 2017 of approximately $0.3 million compared to the same period of 2016 is primarily attributable to a decrease of approximately $0.2 million related to stock-based compensation. Furthermore, there was an increase of approximately $0.1 million in legal fees and a decrease of approximately $0.2 million related to general business operating expenses and investor relations expenses in the nine months ended September 30, 2017 as compared to the same period of 2016.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2017 and 2016 were approximately $1.9 million and $4.7 million, respectively. The decrease of approximately $2.8 million in the third quarter of 2017 over the same period of 2016 is primarily due to timing of clinical development activities of CAP-1002 (ALLSTAR and HOPE-Duchenne). These activities resulted in a decrease of approximately $2.3 million. Furthermore, for the three months ended September 30, 2017, there was a decrease of approximately $0.5 million in R&D expenses related to our product candidates, including CAP-2003 during the third quarter of 2017 compared to the same period of 2016.

R&D expenses for the nine months ended September 30, 2017 and 2016 were approximately $8.2 million and $13.4 million, respectively. The decrease of approximately $5.2 million in the first nine months of 2017 over the same period of 2016 is primarily due to the timing of clinical development activities of CAP-1002 (ALLSTAR and HOPE-Duchenne). These activities resulted in a decrease of approximately $4.0 million. Additionally, reduced activity under the DYNAMIC and Cenderitide clinical trials resulted in a decrease of approximately $1.2 million. Furthermore, there was an increase of approximately $0.1 million in R&D expenses related to our product candidates, including CAP-2003 during the first nine months of 2017 compared to the same period of 2016.

CAP-1002 – The development of CAP-1002 is in its early stages. We expect to spend approximately $6.0 million to $10.0 million during 2017 on the development and manufacturing of CAP-1002, which expenses are primarily related to our Phase II ALLSTAR trial, the HOPE-Duchenne trial, manufacturing of CAP-1002 and an additional planned study in DMD. We are currently in the process of winding down the ALLSTAR study as the patients are being transitioned to long-term follow-up.

Furthermore, as we proceed with the HOPE-Duchenne trial, we expect our expenses related to CAP-1002 to increase further. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of our planned study in DMD.

CAP-2003 – We expect to spend approximately $2.0 million to $4.0 million during 2017 on pre-clinical and other research expenses related to the CAP-2003 program. Capricor is currently engaged in pre-clinical testing of CAP-2003 to explore its therapeutic potential, including studies that would potentially enable an IND. We have also received a grant for up to approximately $4.2 million from the NIH to study CAP-2003 for HLHS.

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

CSps – CSps are at the pre-clinical stage of development. At present, there is no plan for a clinical trial of CSps.

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

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the three months ended September 30, 2017 and 2016 was zero and approximately $0.7 million, respectively. During the third quarter of 2016, a ratable portion of the payment to Capricor under the Janssen Agreement was recognized. On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive license option. Additionally, there are no further activities ongoing in connection with the Collaboration with Janssen and all revenue has been recognized as of June 30, 2017.

Collaboration income for the nine months ended September 30, 2017 and 2016 was approximately $1.4 million and $2.5 million, respectively. A ratable portion of the payment to Capricor was recognized in both the six-month periods ended September 30, 2017 and 2016 under the terms of the Janssen Agreement.

Grant Income. Grant income for the three months ended September 30, 2017 and 2016 was approximately $0.3 million and $0.1 million, respectively. The increase in grant income of approximately $0.2 million in the third quarter of 2017 as compared to the third quarter of 2016 is due to the timing of grant activities. During the third quarter of 2016, the DYNAMIC clinical trial was undergoing completion, whereas, during the third quarter of 2017, the DYNAMIC trial was completed. Additionally, during the third quarter of 2017, the DoD Award and NIH Grant Award were ongoing.

Grant income for the nine months ended September 30, 2017 and 2016 was approximately $0.8 million and $0.6 million, respectively. During the first nine months of 2016, the DYNAMIC clinical trial was undergoing completion, whereas, during the first nine months of 2017, the DYNAMIC trial was completed. Additionally, during the first nine months of 2017, the DoD Award and NIH Grant Award were ongoing.

Other Income. Other income for the three and nine months ended September 30, 2017 was $52,500. The other income was related to providing cells for investigational purposes in a clinical trial sponsored by CSMC.

Interest Expense. Interest expense for the three months ended September 30, 2017 and 2016 was $107,653 and $98,749, respectively. The increase in interest expense in the third quarter of 2017 as compared to the same period of 2016 is due to accrued interest on a Loan Agreement with CIRM, or the CIRM Loan Agreement, entered into in 2013.

Interest expense for the nine months ended September 30, 2017 and 2016 was $318,500 and $241,760, respectively. The increase in interest expense in the first nine months of 2017 as compared to the same period of 2016 is due to the outstanding principal balance of the CIRM loan award being higher in the first nine months of 2017 as compared to the same period of 2016.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2017 and December 31, 2016 and our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2017 and 2016, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	September 30, 2017	December 31, 2016
Cash and cash equivalents	$8,897	$3,204
Working capital (deficit)	$(1,456)	$13,213
Stockholders’ equity (deficit)	$(4,271)	$(4,003)

	Nine months ended September 30,
Cash flow data	2017	2016
Cash provided by (used in):
Operating activities	$(11,564)	$(10,976)
Investing activities	7,966	5,402
Financing activities	8,554	18,629
Net increase in cash, cash equivalents, and restricted cash	$4,956	$13,055

Our total cash and cash equivalents, not including restricted cash, as of September 30, 2017 was approximately $8.9 million compared to approximately $3.2 million as of December 31, 2016. The increase in cash and cash equivalents from December 31, 2016 as compared to September 30, 2017 is due to the approximately $3.7 million received as a result of our May 2017 private placement and $4.8 million received as a result of our March 2017 ATM Program, along with an allocation of marketable securities to cash and cash equivalents. Furthermore, we received $250,000 from CIRM in relation to the CIRM Loan Agreement operational milestones that we reached in the second quarter 2017. Total marketable securities, consisting primarily of United States treasuries, were approximately $5.0 million as of September 30, 2017, as compared to approximately $13.0 million as of December 31, 2016. As of September 30, 2017, we had approximately $20.1 million in total liabilities. As of September 30, 2017, we had approximately $(1.5) million in net working deficit. The decrease in working capital as of September 30, 2017 is primarily due to the re-classification of the CIRM loan payable and accrued interest from a long-term liability to a current liability as well as continued operational expenses. We incurred a net loss of approximately $2.7 million for the three months ended September 30, 2017 compared to a net loss of approximately $5.3 million in the same period of 2016, and we incurred a net loss of approximately $9.9 million for the nine months ended September 30, 2017 compared to a net loss of approximately $14.3 million in the same period of 2016.

Cash used in operating activities was approximately $11.6 million and $11.0 million for the nine months ended September 30, 2017 and 2016, respectively. The difference of approximately $0.6 million in cash from operating activities is primarily due to a decrease of approximately $4.0 million from a change in accounts payable and accrued liabilities and an increase of $1.2 million in deferred revenue for the nine months ended September 30, 2017 as compared to the same period in 2016. Furthermore, there was a net change of $2.0 million in CIRM liability. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $8.0 million and $5.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided by investing activities for the nine months ended September 30, 2017 as compared to the same period of 2016 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $8.6 million and $18.6 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2017 as compared to the same period of 2016 is primarily due to the net proceeds from the sale of common stock. During the first nine months of 2016 we received net proceeds of approximately $13.9 million compared to $8.3 million over the same period of 2017. Furthermore, we received $4.8 million in loan proceeds under our CIRM Loan Agreement in the first nine months of 2016 compared to $0.3 million in the same period of 2017.

Phase II of Capricor’s ALLSTAR trial has been funded in large part through a loan award from CIRM. The Company and CIRM entered into an amendment to the CIRM Loan Agreement pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of an amendment to the CIRM Loan Agreement entered into between CIRM and the Company on May 12, 2016, or the CIRM Loan Amendment, and because the Company decreased the number of patients to be enrolled in the ALLSTAR clinical trial, the Company will not need to take down the full amount available for disbursement under the CIRM Loan Agreement, and in addition certain of the operational milestones tied to patient enrollment will not be met. The amount that will ultimately be disbursed will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

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

From inception through September 30, 2017, we financed our operations through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. In the first quarter of 2016, we completed a registered direct offering of our common stock and a concurrent private placement of warrants to purchase shares of our common stock, securing approximately $4.1 million in additional capital through the issuance of securities. Additionally, in the third quarter of 2016, we completed an underwritten offering and concurrent registered direct offering of our common stock to purchase shares of our common stock, securing approximately $10.9 million in additional capital through the issuance of securities. Furthermore, in 2016 we received approximately $4.8 million in loan proceeds from our CIRM Loan Agreement as well as $3.1 million in disbursements from our Grant Award with CIRM, or the CIRM Award. In the second quarter of 2017, we completed a private placement to purchase shares of our common stock, securing approximately $3.7 million in additional capital through the issuance of securities. Additionally, in the third quarter of 2017, we received gross proceeds of approximately $4.8 million in connection with our March 2017 ATM Program. As we have not generated any revenue from the sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.  For example, in October 2017 we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, to create an additional at-the-market equity program. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

October 2017 Common Stock Sales Agreement. On October 19, 2017, the Company entered into a Common Stock Sales Agreement, or the October Sales Agreement, with Wainwright under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $14.0 million, or the October 2017 ATM Program. The common stock will be distributed at the market prices prevailing at the time of sale. The October Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. Any shares issued pursuant to the October 2017 ATM Program will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the SEC on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the October 2017 ATM Program was filed with the SEC on October 19, 2017.

As of November 10, 2017, the Company has sold an aggregate of 484,190 common shares under the October 2017 ATM Program at an average price of approximately $2.49 per common share, for gross proceeds of approximately $1.2 million.

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

March 2017 Common Stock Sales Agreement. On March 31, 2017, the Company entered into a Common Stock Sales Agreement, or the March Sales Agreement with Wainwright under which we could, from time to time, issue and sell shares of our common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million, or the March 2017 ATM Program. The common stock was distributed at the market prices prevailing at the time of sale. The March Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the March 2017 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the SEC on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the March 2017 ATM Program was filed with the SEC on April 3, 2017.

As of the date of filing of this quarterly report on Form 10-Q, the Company sold an aggregate of 2,589,078 common shares under the March 2017 ATM Program at an average price of approximately $1.93 per common share for gross proceeds of approximately $5.0 million and the March 2017 ATM Program has been fully utilized.

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

Pursuant to the Subscription Agreement, we also issued and sold to the 2016 Investors, in a concurrent private placement, or the 2016 Private Placement, and, together with the Public Offering, the Offerings, warrants to purchase up to an aggregate of 846,073 shares of our common stock, or the Warrants, and, together with the Shares, the Securities. Each Warrant has an exercise price of $4.50 per share, initially became exercisable on September 17, 2016, and will expire on March 16, 2019.

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

Certain of our officers and directors purchased Securities pursuant to the Offerings. Each of our officers and directors who purchased Warrants in the 2016 Private Placement paid a purchase price of $0.125 per share of common stock issuable upon exercise of such Warrants.

Financing Activities by Capricor, Inc.

CIRM Loan Agreement

Pursuant to the terms of the CIRM Loan Agreement, CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. On May 12, 2016, CIRM and the Company entered into the CIRM Loan Amendment, pursuant to which the parties agreed upon a schedule for future disbursements of the proceeds of the loan amount based upon the achievement of specified operational milestones. As a result of the CIRM Loan Amendment and because we decreased the number of patients enrolled in the ALLSTAR clinical trial, we determined that we would not need to take down the full amount available for disbursement under the CIRM Loan Agreement and, in addition, certain of the operational milestones tied to patient enrollment would not be met. We believe that the amount that will ultimately be disbursed to us will be approximately 70-75% of the total amount specified in the CIRM Loan Agreement, thus reducing the total amount of debt incurred thereunder.

Under the CIRM Loan Agreement, Capricor is required to repay the CIRM loan with interest at the end of the loan period. The loan also provides for the payment of a risk premium whereby Capricor is required to pay CIRM a premium of up to 500% of the loan amount upon the achievement of certain revenue thresholds. The loan has a term of five years and is extendable annually up to ten years at Capricor’s option if certain conditions are met. The interest rate for the initial term is set at the one-year LIBOR rate plus 2%, or the base rate, compounded annually, and becomes due at the end of the fifth year. After the fifth year, if the term of the loan is extended and if certain conditions are met, the interest rate will increase by 1% over the base rate each sequential year thereafter, with a maximum increase of 5% over the base rate in the tenth year. CIRM has the right to cease disbursements if a no-go milestone occurs or certain other conditions are not met. The Company is also required to meet certain progress milestones set forth in the CIRM Notice of Loan Award with respect to the progress of the ALLSTAR clinical trial and manufacturing of the product. In November 2017, the Company expects to complete the final operational milestone under the terms of the CIRM Loan Agreement. There is no assurance that CIRM will continue the disbursement of funds.

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

Additionally, in September 2017, the Company completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million is to be received.

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

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 for HLHS. Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of September 30, 2017, approximately $0.3 million has been incurred under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of September 30, 2017, approximately $0.8 million has been incurred under the terms of the award.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of September 30, 2017.

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

Other Income

Revenue is recognized in connection with the delivery of doses which were developed as part of our past R&D efforts. Income is recorded when evidence of an arrangement exists, delivery has occurred and collection is reasonably assured.

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

We determined the deliverables under the Janssen Agreement did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees ratably over the term of our performance under the agreement. The upfront payments received, pending recognition as revenue, were recorded as deferred revenue and were classified as a short-term or long-term liability on the consolidated balance sheets and amortized over the estimated period of performance. We periodically reviewed the estimated performance period of our contract based on the progress of our project. As of June 30, 2017, the full amount of income had been recognized under the Janssen Agreement.

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

CIRM Loan Agreement

As of September 30, 2017, Capricor accounts for the loan proceeds under its CIRM Loan Agreement as current liabilities. In prior periods, Capricor accounted for this loan as long-term liabilities. Capricor recognizes the CIRM loan disbursements as a loan payable as the principal is disbursed rather than recognizing the full amount of the award. The terms of the CIRM Loan Agreement contain certain forgiveness provisions that may allow for the principal and interest of the loan to be forgiven. The potential for forgiveness of the loan is contingent upon many conditions, and no such estimates are made to determine a value for this potential forgiveness. Capricor is evaluating its options with respect to seeking forgiveness of the loan.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the FASB’s and International Accounting Standards Board’s new revenue standard, ASU 2014-09. The standard should be adopted concurrently with the adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2017, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $14.5 million. Additionally, as of September 30, 2017, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short term United States treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Amendment No. 1 to the CIRM Award, dated August 8, 2017.*

10.2	First Amendment to Facilities Lease, dated August 10, 2017.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2017 and September 30, 2016, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2016 through September 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: November 13, 2017	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Leland Gershell, M.D., Ph.D.
Leland Gershell, M.D., Ph.D.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Amendment No. 1 to the CIRM Award, dated August 8, 2017.*

10.2	First Amendment to Facilities Lease, dated August 10, 2017.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2017 and September 30, 2016, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2016 through September 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

