Form 10-Q
period 2018-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2018-05-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2018

or

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

As of May 10, 2018, there were 29,110,053 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	expectation of or dates for commencement of clinical trials, investigational new drug filings and similar plans or projections;

•	regulatory developments involving products, including the ability to obtain regulatory approvals or otherwise bring products to market;

•	the regulatory approval of our drug candidates, including our ability to obtain and maintain orphan drug, rare pediatric and RMAT designations for our lead product candidate CAP-1002;

•	our use of clinical research centers, third party manufacturers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	our ability to manufacture products for clinical and commercial use;

•	our ability to protect our patents and other intellectual property;

•	our ability to market any of our products;

•	our projected operating losses;

•	the impact of taxes on our business;

•	our ability to compete against other companies and research institutions;

•	our ability to expand our operations internationally;

•	the effect of potential strategic transactions on our business;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to raise additional financing;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2018 (unaudited)	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$7,169,262	$6,140,135
Marketable securities	5,995,380	7,984,800
Restricted cash	619,427	742,002
Grant receivable	306,750	344,575
Prepaid expenses and other current assets	522,346	501,164

TOTAL CURRENT ASSETS	14,613,165	15,712,676

PROPERTY AND EQUIPMENT, net	535,241	372,096

OTHER ASSETS
Intangible assets, net of accumulated amortization of $177,453 and $166,634, respectively	82,229	93,048
Other assets	157,787	95,969

TOTAL ASSETS	$15,388,422	$16,273,789

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,408,338	$1,496,251
Accounts payable and accrued expenses, related party	69,561	174,424

TOTAL CURRENT LIABILITIES	1,477,899	1,670,675

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,376,259	3,376,259

TOTAL LIABILITIES	4,854,158	5,046,934

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 27,970,879 and 26,270,491 shares issued and outstanding, respectively	27,971	26,271
Additional paid-in capital	65,705,313	62,736,783
Accumulated other comprehensive income	20,329	11,620
Accumulated deficit	(55,219,349)	(51,547,819)

TOTAL STOCKHOLDERS' EQUITY	10,534,264	11,226,855

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,388,422	$16,273,789

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2018	2017

INCOME
Collaboration income	$-	$683,594
Grant income	306,750	197,214
Other income	93,316	-

TOTAL INCOME	400,066	880,808

OPERATING EXPENSES
Research and development	2,696,517	3,257,149
General and administrative	1,389,732	1,189,238

TOTAL OPERATING EXPENSES	4,086,249	4,446,387

LOSS FROM OPERATIONS	(3,686,183)	(3,565,579)

OTHER INCOME (EXPENSE)
Investment income	14,653	4,282
Interest expense	-	(105,320)

TOTAL OTHER INCOME (EXPENSE)	14,653	(101,038)

NET LOSS	(3,671,530)	(3,666,617)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	8,709	6,187

COMPREHENSIVE LOSS	$(3,662,821)	$(3,660,430)

Net loss per share, basic and diluted	$(0.14)	$(0.17)
Weighted average number of shares, basic and diluted	26,905,331	21,399,019

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY

Balance at December 31, 2017	26,270,491	$26,271	$62,736,783	$11,620	$(51,547,819)	$11,226,855

Issuance of common stock, net of fees	1,311,833	1,312	2,372,166	-	-	2,373,478

Stock-based compensation	12,500	12	457,600	-	-	457,612

Unrealized gain on marketable securities	-	-	-	8,709	-	8,709

Stock options exercised	376,055	376	138,764	-	-	139,140

Net loss	-	-	-	-	(3,671,530)	(3,671,530)

Balance at March 31, 2018	27,970,879	$27,971	$65,705,313	$20,329	$(55,219,349)	$10,534,264

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,671,530)	$(3,666,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,060	38,772
Stock-based compensation	457,612	471,790
Change in assets - (increase) decrease:
Receivables	37,825	26,121
Prepaid expenses and other current assets	(21,182)	(55,283)
Other assets	(61,818)	-
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	(87,913)	(532,979)
Accounts payable and accrued expenses, related party	(104,863)	(379,421)
Accrued interest	-	105,320
Deferred revenue	-	(683,594)

NET CASH USED IN OPERATING ACTIVITIES	(3,417,809)	(4,675,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(3,001,871)	(3,996,283)
Proceeds from sales and maturities of marketable securities	5,000,000	8,000,000
Purchases of property and equipment	(186,386)	(3,126)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,811,743	4,000,591

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	2,373,478	-
Proceeds from stock options	139,140	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,512,618	-

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	906,552	(675,300)

Cash, cash equivalents, and restricted cash balance at beginning of period	6,882,137	4,551,603

Cash, cash equivalents, and restricted cash balance at end of period	$7,788,689	$3,876,303

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company”), is a clinical-stage biotechnology company focused on the discovery, development and commercialization of innovative cell and exosome based therapies for the treatment of diseases, with a focus on Duchenne muscular dystrophy (“DMD”), and other medical conditions. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, have four drug candidates, two of which are in various stages of active development.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2018, from which the December 31, 2017 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Basis of Consolidation

Our condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Liquidity

The Company has historically financed its research and development activities as well as operational expenses from equity financings, government grants, a payment from Janssen Biotech, Inc. (“Janssen”) pursuant to a Collaboration Agreement with Janssen and a loan award and a grant from the California Institute for Regenerative Medicine (“CIRM”).

Cash, cash equivalents and marketable securities as of March 31, 2018 were approximately $13.2 million, compared to approximately $14.1 million as of December 31, 2017. On October 19, 2017, the Company entered into a Common Stock Sales Agreement (the “October Sales Agreement”) with Wainwright to create an additional at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $14.0 million (the “October 2017 ATM Program”) through Wainwright, as sales agent. As of May 10, 2018, the Company has sold an aggregate of 3,477,110 common shares under the October 2017 ATM Program at an average price of approximately $1.97 per common share for gross proceeds of approximately $6.8 million (see Note 3 – “Stockholders’ Equity” and Note 10 – “Subsequent Events”). Furthermore, as of May 10, 2018, the Company has approximately $7.2 million available for future issuance under the October 2017 ATM Program.

The Company has been awarded various grant and loan awards, which fund, in part, various pre-clinical and clinical activities (see Note 2 – “Loan Payable” and Note 6 – “Government Grant Awards”). As of March 31, 2018, the Company has up to approximately $4.9 million available under these grants and awards for disbursement, pursuant to the terms of each of the respective awards.

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

The Company expects to seek additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and from government grants. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms or at all. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. If necessary, Capricor is able to make certain operational adjustments to further reduce expenses by slowing down certain R&D efforts, decreasing headcount, and implementing further budget restrictions in order for the current cash/investments to last into the second quarter of 2019. To the extent the Company issues additional equity securities, its existing stockholders could experience substantial dilution.

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

	March 31,	March 31,
	2018	2017
Cash and cash equivalents	$7,169,262	$2,750,473
Restricted cash	619,427	1,125,830
Total cash, cash equivalents, and restricted
cash shown in the statements of cash flows	$7,788,689	$3,876,303

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the year ended December 31, 2017, the Company had two awards from CIRM designated for specific use, a Loan Agreement with CIRM (the “CIRM Loan Agreement”) entered into on February 5, 2013 (see Note 2 – “Loan Payable”) in connection with the ALLSTAR Phase II clinical trial and the CIRM Award (see Note 6 – “Government Grant Awards”) related to the HOPE Phase I/II clinical trial. Restricted cash represents funds received under these awards which are to be allocated to the research costs as incurred. In December 2017, the Company abandoned the CIRM funded project, and as a result approximately $15.7 million consisting of principal and accrued interest was forgiven under the CIRM Loan Agreement. All reporting obligations were completed in the first quarter of 2018 (see Note 2 - “Loan Payable”). Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The restricted cash balance was approximately $0.6 million and $0.7 million as of March 31, 2018 and December 31, 2017, respectively, and is entirely related to the CIRM Award.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was approximately $23,241 and $26,584 for the three months ended March 31, 2018 and 2017, respectively.

Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Furniture and fixtures	$46,709	$46,709
Laboratory equipment	806,380	619,994
Leasehold improvements	47,043	47,043
	900,132	713,746
Less accumulated depreciation	(364,891)	(341,650)
Property and equipment, net	$535,241	$372,096

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was approximately $10,819 and $12,187 for the three months ended March 31, 2018 and 2017, respectively. A summary of future amortization expense as of March 31, 2018 is as follows:

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Years ended	Amortization Expense
2018 (9 months)	$32,458
2019	43,276
2020	4,330
2021	2,165

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the three months ended March 31, 2018 and 2017.

Revenue Recognition

For contracts completed as of December 31, 2017, revenue was recognized in accordance with ASC 605 and other superseded standards. The company applied ASU 606 using the modified retrospective approach for all contracts in process as of January 1, 2018.

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the CIRM Award granted in connection with the HOPE trial allow Capricor to elect to convert the grant into a loan at the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 6 - “Government Grant Awards”). Grant income is due upon submission of reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards.

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

During 2017, the Company accounted for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with FASB ASC Subtopic 605-25, Multiple Element Arrangements. For new or materially amended multiple element arrangements, the Company identified the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement was accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company allocated revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determined the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, then the Company uses the best estimated selling price for that deliverable. Revenue allocated to each element was then recognized based on when the basic four revenue recognition criteria were met for each element.

The Company determined that the deliverables under its Collaboration Agreement with Janssen (see Note 8 – “License Agreements”) did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, the Company recognized revenue from non-refundable, upfront fees ratably over the term of its performance under the agreement with Janssen. The upfront payments received, pending recognition as revenue, were recorded as deferred revenue and were classified as a short-term or long-term liability on the condensed consolidated balance sheets of the Company and amortized over the estimated period of performance. The Company periodically reviewed the estimated performance period of its contract based on the estimated progress of its project. As of June 30, 2017, the full amount of income has been recognized under the Janssen Agreement and the Janssen Agreement terminated.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Income

Revenue is recognized in connection with the delivery of doses which were developed as part of our past R&D efforts. Income is recorded when the Company has satisfied the obligations as identified in the contracts with the customer (see Note 9 – “Related Party Transactions”). Other income is due upon billing. Other income is based on contracts with fixed transaction prices.

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

Rent

Rent expense for the Company’s leases, which generally have escalating rental amounts over the term of the lease, is recorded on a straight-line basis over the lease term. The difference between the rent expense and rent paid has been recorded as deferred rent in the condensed consolidated balance sheet under accounts payable and accrued expenses. Rent is amortized on a straight-line basis over the term of the applicable lease, without consideration of renewal options.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $2.7 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $3.7 million for both the three months ended March 31, 2018 and 2017. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2018 and 2017, the Company’s other comprehensive income was $8,709 and $6,187, respectively.

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

For the three months ended March 31, 2018 and 2017, warrants and options to purchase 8,077,236 and 8,261,999 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Dilutive potential common shares, which primarily consist of stock options issued to employees, consultants and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Fair Value Measurements

Assets and liabilities recorded at fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

Level Input:	Input Definition:

Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following tables summarize the fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Level I	Level II	Level III	Total
Marketable Securities	$5,995,380	$-	$-	$5,995,380

	December 31, 2017
	Level I	Level II	Level III	Total
Marketable Securities	$7,984,800	$-	$-	$7,984,800

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted ASU 2014-09 and all subsequent updates related to this topic in the first quarter of 2018 using the modified retrospective approach. The adoption of this ASU was applied to only those contracts that were not completed upon the initial application. The adoption of this update did not have a material impact on the Company’s financial statements.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statement presentation or disclosures. For a more detailed listing of the Company’s significant accounting policies, see Note 1 – “Organization and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 22, 2018.

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

On November 17, 2017, the Company gave notice to CIRM that it was electing to abandon the CIRM-funded project pursuant to the Loan Agreement and on December 11, 2017, Capricor and CIRM entered into Amendment No. 3 to the CIRM Notice of Loan Award whereby the total loan balance consisting of principal and accrued interest under the CIRM Loan Agreement has been forgiven by CIRM thereby terminating Capricor and the Company’s obligation to repay the loan balance. The Company has classified the forgiveness of the loan payable consisting of principal and accrued interest of approximately $15.7 million as “other income” in our Consolidated Statement of Operations and Comprehensive Income (Loss) for the period ending December 31, 2017. The decision to terminate the Loan Award and forgive the loan balance was due to the abandonment of the ALLSTAR project at the end of the project period in accordance with Section 4.10 of the Loan Agreement and Article VII, Section I of the CIRM Loan Administration Policy.

For the three months ended March 31, 2018 and 2017, interest expense under the CIRM loan was zero and approximately $105,320, respectively.

3.	STOCKHOLDER’S EQUITY

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

3.	STOCKHOLDER’S EQUITY (Continued)

October 2017 Common Stock Sales Agreement

On October 19, 2017, the Company entered into the October Sales Agreement with Wainwright, establishing the October 2017 ATM Program. The common stock sold in the October 2017 ATM Program will be distributed at the market prices prevailing at the time of sale. The October Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. In the first quarter of 2018, the Company sold an aggregate of 1,311,833 shares under the October 2017 ATM Program at an average price of approximately $1.88 per common share for net proceeds of approximately $2.4 million. From the inception of the October 2017 ATM Program through March 31, 2018, the Company sold an aggregate of 2,337,936 shares under the October 2017 ATM Program at an average price of approximately $2.22 per common share for gross proceeds of approximately $5.2 million. The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.2 million. Subsequent to March 31, 2018, the Company sold additional shares under the October 2017 ATM Program (see Note 10 – “Subsequent Events”).

Outstanding Shares

At March 31, 2018, the Company had 27,970,879 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the period ended March 31, 2018:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,081,716	$4.01
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2018	1,081,716	$4.01

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

	Warrants Outstanding
Grant Date	March 31, 2018	December 31, 2017	Exercise Price per Share	Expiration Date
11/20/2013	235,643	235,643	$2.27	11/20/2018
3/16/2016	846,073	846,073	$4.50	3/16/2019
	1,081,716	1,081,716

Restricted Stock

In December 2017, the Company entered into an agreement pursuant to which the Company agreed to grant 12,500 shares of restricted stock to one of its consultants in consideration of services to be rendered. The restricted stock fully vested upon completion of services. On February 28, 2018, the Company issued 12,500 shares of restricted stock, which was valued at approximately $22,750. The fair value of the restricted stock was determined using the Company’s closing stock price on the vesting date.

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

The estimated weighted average fair value of the options granted during the three months ended March 31, 2018 and 2017 were approximately $1.45 and $1.86 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Expected volatility	142% - 145%	78% - 81%
Expected term	5-6 years	5-7 years
Dividend yield	0%	0%
Risk-free interest rates	2.3%	2.2% - 2.3%

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

Employee and non-employee stock-based compensation expense for the three months ended March 31, 2018 and 2017 was as follows:

	Three months ended March 31,
	2018	2017

General and administrative	$304,388	$301,222
Research and development	130,475	170,568
Total	$434,863	$471,790

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

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2018	6,873,903	$1.62	$-
Granted	602,678	1.57
Exercised	(376,055)	0.37
Expired/Cancelled	(105,006)	2.35
Outstanding at March 31, 2018	6,995,520	$1.68	$-
Exercisable at March 31, 2018	5,630,185	$1.42	$-

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was $521,678 for the three months ended March 31, 2018.

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of March 31, 2018, the Company maintained approximately $13.4 million of uninsured deposits.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

6.	GOVERNMENT GRANT AWARDS

CIRM Grant Award (HOPE)

On June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. If CIRM determines, in its sole discretion, that Capricor has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements or pursue other remedies as allowed by law. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which Capricor is required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. If Capricor fails to satisfy its co-funding requirement, the amount of the CIRM Award may be proportionately reduced. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

After completing the CIRM funded research project and after the award period end date, estimated to be in 2018, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy (the “New Loan Balance”), at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than income.

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, the Company completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of March 31, 2018, the Company’s liability balance for the CIRM Award was $3.4 million, of which approximately $0.6 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

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

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of March 31, 2018, approximately $0.6 million has been incurred under the terms of the NIH grant award.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

6.	GOVERNMENT GRANT AWARDS (Continued)

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of March 31, 2018, approximately $1.1 million has been incurred under the terms of the award.

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

In addition, the Company entered into a month-to-month lease agreement with University Center Lane Tenant, LLC for office space located in San Diego, California. The lease commenced March 1, 2018 and the rental payment is currently $4,190 per month.

Unless renewed, each of the leases described above will not be in effect for fiscal year 2019. Included within the table below, future minimum rental payments to related parties totaled approximately $79,024. A summary of future minimum rental payments required under operating leases as of March 31, 2018 is as follows:

Years ended	Operating Leases
2018 (9 months)	$300,001

Expenses incurred under operating leases to unrelated parties for the three months ended March 31, 2018 and 2017 were approximately $77,264 and $71,215, respectively. Expenses incurred under operating leases to related parties for the three months ended March 31, 2018 and 2017 were approximately $59,268 and $56,105, respectively.

Legal Proceedings

The Company is not a party to any material legal proceedings at this time.  From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise.

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

Lease and Sub-Lease Agreement

As noted above, Capricor is a party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “Commitments and Contingencies”), and CSMC has served as an investigative site in Capricor’s clinical trials. Additionally, Dr. Eduardo Marbán, who holds more than 10% of the outstanding capital stock of Capricor Therapeutics and participates as an observer at the Company’s meetings of the Board of Directors, is the Director of the Cedars-Sinai Smidt Heart Institute, a co-founder of Capricor and the Chairman of the Company’s Scientific Advisory Board.

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three month periods ended March 31, 2018 and 2017, Capricor recognized $7,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

Payables to Related Party

At March 31, 2018 and December 31, 2017, the Company had accounts payable and accrued expenses to related parties totaling $69,561 and $174,424, respectively. CSMC accounts for $54,582 and $160,566 of the total accounts payable and accrued expenses to related parties as of March 31, 2018 and December 31, 2017, respectively. CSMC expenses relate to research and development and clinical trial costs. During the three months ended March 31, 2018 and 2017, the Company paid CSMC approximately $200,000 and $500,000, respectively, for research and development, clinical trial, rent and other expenses.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

9.	RELATED PARTY TRANSACTIONS (Continued)

Related Party Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the three months ended March 31, 2018, the Company recognized approximately $93,000 as other income. No income was recognized for the three months ended March 31, 2017. As of March 31, 2018 and December 31, 2017, approximately $93,000 and $122,500 was outstanding and recorded in prepaid expenses and other current assets, respectively.

10.	SUBSEQUENT EVENTS

October 2017 Common Stock Sales Agreement

Subsequent to March 31, 2018 and through May 10, 2018, the Company has sold an aggregate of 1,139,174 common shares under the October 2017 ATM Program at an average price of approximately $1.46 per common share for gross proceeds of approximately $1.7 million. The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent in the aggregate amount of approximately $52,000.

Related Party Agreement

Subsequent to March 31, 2018, Capricor and TrialTech Medical, Inc., a corporation in which Dr. Frank Litvack, our Executive Chairman and a director, is a co-founder, shareholder and chairman, entered into an agreement whereby TrialTech Medical, Inc. will provide clinical trial services to Capricor for its HOPE-2 clinical trial. The estimated costs to us are anticipated to be approximately $250,000 for the duration of the project.

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

Drug Candidates

Our Product Candidates

We currently have four drug candidates, two of which are in various stages of active development. Our current research and development efforts are focused on CAP-1002 and CAP-2003. CAP-1002 is the subject of three clinical trials, in which the patients are in long-term follow-up. CAP-1002 is also currently being investigated in two additional trials sponsored by CSMC, which are the REGRESS trial investigating heart failure with preserved ejection fraction and the ALPHA trial investigating pulmonary arterial hypertension. Although, we are not the sponsor of these trials, we are providing the CAP-1002 investigational product for use in the trials. We are now enrolling a new clinical trial of CAP-1002 in patients with DMD called HOPE-2. We are evaluating CAP-2003 in pre-clinical studies for the treatment of various indications. CAP-1001 (autologous CDCs) was the subject of the CSMC and JHU-sponsored Phase I CADUCEUS trial and is not in active development. Both CAP-1002 and CAP-1001 are derived from cardiospheres, or CSps, and we do not plan to develop CSps as a therapeutic.

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

Phase II HOPE-2 Clinical Trial

We have recently initiated enrollment of our HOPE-2 clinical trial. The clinical trial will evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and on a stable regimen of systemic glucocorticoids.

HOPE-2 is a randomized, double-blind, placebo-controlled clinical trial which will be conducted at approximately 10-15 sites located in the United States. It will enroll approximately 84 boys and young men with Duchenne muscular dystrophy. Participants will receive four doses of CAP-1002 or placebo – once every three months – over a one-year period.

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

The primary efficacy endpoint will be the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities will be measured through a validated test for skeletal muscle function in DMD called the Performance of the Upper Limb, or PUL, test. The PUL test is an outcomes instrument that was specifically designed to assess upper limb function in ambulant and non-ambulant patients with DMD. HOPE-2 will focus on the mid-level dimension of the PUL – or the ability to use muscles from the elbow to the fingers, which are essential for operating wheelchairs and performing other daily functions. HOPE-2 will measure the change from the beginning of the trial, or baseline, to Month 12. In HOPE-2, we also include additional secondary and exploratory endpoints which include cardiac function, pulmonary function testing, quality of life and additional measures. Enrollment commenced in April 2018. An interim analysis is planned to assess futility. The 12-month results are anticipated to be available in the first half of 2020. The timing of both analyses will be dependent on enrollment rates and various other factors.

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

CAP-1002 was generally safe and well-tolerated in the HOPE-Duchenne trial. There was no significant difference in the incidence of treatment-emergent adverse events in either group. There were no early study discontinuations due to adverse events. Those patients who did not receive CAP-1002 during the HOPE-Duchenne trial may be eligible to receive CAP-1002 as part of the open label extension now that all participants have completed the controlled portion of the trial.

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

In July 2017, the FDA granted Rare Pediatric Disease Designation to CAP-1002 for the treatment of DMD. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease affecting individuals primarily aged from birth to 18 years and that affects fewer than 200,000 individuals in the United States. Under the FDA's Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying New Drug Application, or NDA, or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2018 and 2017 were approximately $1.4 million and $1.2 million, respectively. The increase of approximately $0.2 million in G&A expenses in the first quarter of 2018 compared to the same period of 2017 is primarily attributable to an increase of approximately $0.1 million related to compensation and recruiting costs along with an increase of $0.1 million in investor relations and general operating expenses.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2018 and 2017 were approximately $2.7 million and $3.3 million, respectively. The decrease of approximately $0.6 million in the first quarter of 2018 compared to the same period of 2017 is primarily due to the timing of clinical development activities of CAP-1002 (ALLSTAR and HOPE-Duchenne clinical trials). These activities resulted in a decrease of approximately $0.4 million. Additionally, reduced activity under the DYNAMIC and Cenderitide clinical trials resulted in a decrease of approximately $0.1 million.

Products Under Active Development

CAP-1002 – The development of CAP-1002 is in its developmental stages. We expect to spend approximately $8.0 million to $12.0 million during 2018 on the clinical development and manufacturing of CAP-1002, which expenses are primarily related to our HOPE-2 clinical trial and manufacturing of CAP-1002. We have transitioned the ALLSTAR study to long-term follow-up. We have entered into a Master Services Agreement with WuXi AppTech, Inc., or WuXi, for the development, manufacturing and testing of our CAP-1002 product candidate. WuXi owns and operates a cGMP compliant manufacturing facility with space and resources necessary to manufacture products. The Agreement allows us to begin our technology transfer process in anticipation of potential commercial scale manufacturing and/or later stage clinical trials. Our strategy for further development of CAP-1002 will depend to a large degree on the outcome of our HOPE-2 trial.

CAP-2003 – We expect to spend approximately $2.0 million to $4.0 million during 2018 on pre-clinical and other research expenses related to the CAP-2003 program, a portion of which will be offset by our grant awards from the NIH and DoD. Capricor is currently engaged in pre-clinical testing of CAP-2003 to explore its therapeutic potential, including studies that would potentially enable an IND. We have received a grant for up to approximately $4.2 million from the NIH to study CAP-2003 for HLHS as well as a grant from the DoD for up to approximately $2.4 million to be used towards the development of a scalable, commercially-ready process to manufacture CAP-2003. As of March 31, 2018, the Company has up to approximately $4.9 million available under these grants and awards for disbursement, pursuant to the terms of each of the respective awards.

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

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the three months ended March 31, 2018 and 2017 was zero and approximately $0.7 million, respectively. On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive license option under the Janssen Agreement. Additionally, there are no further activities ongoing in connection with the Collaboration with Janssen and all revenue has been recognized as of June 30, 2017.

Grant Income. Grant income for the three months ended March 31, 2018 and 2017 was approximately $0.3 million and $0.2 million, respectively. The increase in grant income of approximately $0.1 million in the first quarter of 2018 as compared to the first quarter of 2017 is primarily due to the timing of grant activities. During the first quarter of 2017, the DoD Award and NIH Grant Award were commencing whereas these awards were ongoing during the first quarter of 2018.

Other Income. Other income for the three months ended March 31, 2018 and 2017 was approximately $0.1 million and zero, respectively. Other income was related to providing cells for investigational purposes for clinical trials sponsored by CSMC, which began in the third quarter of 2017.

Interest Expense. Interest expense for the three months ended March 31, 2018 and 2017 was zero and $105,320, respectively. The decrease in interest expense in the first quarter of 2018 as compared to the first quarter of 2017 is due to the forgiveness of the CIRM Loan Award in December 2017.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2018 and December 31, 2017 and our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2018 and 2017, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	March 31, 2018	December 31, 2017
Cash and cash equivalents	$7,169	$6,140
Working capital	$13,135	$14,042
Stockholders’ equity	$10,534	$11,227

	Three months ended March 31,
Cash flow data	2018	2017
Cash provided by (used in):
Operating activities	$(3,418)	$(4,676)
Investing activities	1,812	4,001
Financing activities	2,513	-
Net increase (decrease) in cash and cash equivalents	$907	$(675)

Our total cash and cash equivalents, not including restricted cash, as of March 31, 2018 was approximately $7.2 million compared to approximately $6.1 million as of December 31, 2017. The increase in cash and cash equivalents from December 31, 2017 as compared to March 31, 2018 is due to the approximately $2.5 million received as a result of our October 2017 ATM Program along with an allocation of marketable securities to cash and cash equivalents. Furthermore, we received proceeds from exercise of stock options of $139,140 in the first quarter of 2018. Total marketable securities, consisting primarily of U.S. treasuries, were approximately $6.0 million as of March 31, 2018, as compared to approximately $8.0 million as of December 31, 2017. As of March 31, 2018, we had approximately $4.9 million in total liabilities. As of March 31, 2018, we had approximately $13.1 million in net working capital. We incurred a net loss of approximately $3.7 million for both the three months ended March 31, 2018 and 2017.

Cash used in operating activities was approximately $3.4 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively. The difference of approximately $1.3 million in cash from operating activities is primarily due to an increase of approximately $0.4 million from a change in accounts payable and accrued liabilities and an increase of approximately $0.7 million in the change in deferred revenue for the three months ended March 31, 2018 as compared to the same period in 2017. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $1.8 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash provided by investing activities for the three months ended March 31, 2018 as compared to the same period of 2017 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $2.5 million and zero for the three months ended March 31, 2018 and 2017, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2018 as compared to the same period of 2017 is primarily due to the net proceeds from the sale of common stock.

Phase II of Capricor’s ALLSTAR trial was funded in large part through a loan award from CIRM. On November 17, 2017, we gave notice to CIRM that we were electing to abandon the CIRM-funded project pursuant to the Loan Agreement and on December 11, 2017, Capricor and CIRM entered into Amendment No. 3 whereby the total loan balance and all accrued interest under the CIRM Loan Agreement has been forgiven by CIRM thereby terminating Capricor and the Company’s obligation to repay the loan balance.

Our Phase I/II HOPE-Duchenne trial of CAP-1002 in DMD-associated cardiomyopathy is being funded in part through a grant award from CIRM for approximately $3.4 million, which was entered into in June 2016.

From inception through March 31, 2018, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.   We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

As of May 10, 2018, the Company has sold an aggregate of 3,477,110 common shares under the October 2017 ATM Program at an average price of approximately $1.97 per common share for gross proceeds of approximately $6.8 million.

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

Financing Activities by Capricor, Inc.

CIRM Loan Agreement

Pursuant to the terms of the CIRM Loan Agreement, CIRM agreed to disburse $19,782,136 to Capricor over a period of approximately three and one-half years to support Phase II of Capricor’s ALLSTAR clinical trial. Under this award, we received approximately $14.4 million in principal. So long as we were not in default, the Loan Agreement had provisions allowing for forgiveness of the debt after the end of the project period, if we elected to abandon the project under certain circumstances.

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

CIRM Grant Award

On June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. If CIRM determines, in its sole discretion, that Capricor has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements or pursue other remedies as allowed by law. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which Capricor is required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. If Capricor fails to satisfy its co-funding requirement, the amount of the CIRM Award may be proportionately reduced. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

After completing the CIRM funded research project and after the award period end date, estimated to be in 2018, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy (the “New Loan Balance”), at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than income.

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, the Company completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of March 31, 2018, the Company’s liability balance for the CIRM Award was $3.4 million, of which approximately $0.6 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

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

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 for HLHS. Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of March 31, 2018, approximately $0.6 million has been incurred under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of March 31, 2018, approximately $1.1 million has been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of March 31, 2018.

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

Revenue Recognition

For contracts completed as of December 31, 2017, revenue was recognized in accordance with ASC 605 and other superseded standards. The Company applied ASU 606 using the modified retrospective approach for all contracts in process as of January 1, 2018.

Grant Income

The determination as to when income is earned is dependent on the language in each specific grant. Generally, we recognize grant income in the period in which the expense is incurred for those expenses that are deemed reimbursable under the terms of the grant. Grant income is due upon submission of reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards.

Other Income

Revenue is recognized in connection with the delivery of doses which were developed as part of our past R&D efforts. Income is recorded when the Company has satisfied the obligations as identified in the contracts with the customer. Other income is due upon billing. Other income is based on contracts with fixed transaction prices.

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

During 2017, the Company accounted for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with FASB ASC Subtopic 605-25, Multiple Element Arrangements. For new or materially amended multiple element arrangements, the Company identified the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement was accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company allocated revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determined the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, then the Company uses the best estimated selling price for that deliverable. Revenue allocated to each element was then recognized based on when the basic four revenue recognition criteria were met for each element.

We determined the deliverables under the Janssen Agreement did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees ratably over the term of our performance under the agreement. The upfront payments received, pending recognition as revenue, were recorded as deferred revenue and were classified as a short-term or long-term liability on the condensed consolidated balance sheets and amortized over the estimated period of performance. We periodically reviewed the estimated performance period of our contract based on the progress of our project. As of June 30, 2017, the full amount of income had been recognized under the Janssen Agreement.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted ASU 2014-09 and all subsequent updates related to this topic in the first quarter of 2018 using the modified retrospective approach. The adoption of this ASU was applied to only those contracts that were not completed upon the initial application. The adoption of this update did not have a material impact on the Company’s financial statements.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statement presentation or disclosures. For a more detailed listing of the Company’s significant accounting policies, see Note 1 – “Organization and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 22, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2018, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $13.8 million. Additionally, as of March 31, 2018, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2018, we implemented certain internal controls in connection with our adoption of ASU 2014-09. Otherwise, during the quarterly period ended March 31, 2018, there were no other changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 22, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the period from December 31, 2017 through March 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: May 11, 2018	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2018	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

