Form 10-Q
period 2018-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2018-08-13
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2018, there were 30,748,872 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,339,148	$6,140,135
Marketable securities	5,995,080	7,984,800
Restricted cash	531,545	742,002
Grant receivable	287,302	344,575
Prepaid expenses and other current assets	388,118	501,164

TOTAL CURRENT ASSETS	13,541,193	15,712,676

PROPERTY AND EQUIPMENT, net	507,396	372,096

OTHER ASSETS
Intangible assets, net of accumulated amortization of $188,272 and $166,634, respectively	71,410	93,048
Other assets	207,072	95,969

TOTAL ASSETS	$14,327,071	$16,273,789

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,206,338	$1,496,251
Accounts payable and accrued expenses, related party	113,670	174,424

TOTAL CURRENT LIABILITIES	1,320,008	1,670,675

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,376,259	3,376,259

TOTAL LIABILITIES	4,696,267	5,046,934

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,994,316 and 26,270,491 shares issued and outstanding, respectively	29,994	26,271
Additional paid-in capital	68,925,422	62,736,783
Accumulated other comprehensive income	18,285	11,620
Accumulated deficit	(59,342,897)	(51,547,819)

TOTAL STOCKHOLDERS' EQUITY	9,630,804	11,226,855

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,327,071	$16,273,789

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

INCOME
Collaboration income	$-	$683,592	$-	$1,367,186
Grant income	287,302	312,870	594,051	510,083
Other income	116,658	-	209,974	-

TOTAL INCOME	403,960	996,462	804,025	1,877,269

OPERATING EXPENSES
Research and development	3,388,908	3,128,182	6,085,424	6,385,331
General and administrative	1,178,060	1,246,942	2,567,792	2,436,181

TOTAL OPERATING EXPENSES	4,566,968	4,375,124	8,653,216	8,821,512

LOSS FROM OPERATIONS	(4,163,008)	(3,378,662)	(7,849,191)	(6,944,243)

OTHER INCOME (EXPENSE)
Investment income	39,460	12,052	54,113	16,334
Interest expense	-	(105,527)	-	(210,847)

TOTAL OTHER INCOME (EXPENSE)	39,460	(93,475)	54,113	(194,513)

NET LOSS	(4,123,548)	(3,472,137)	(7,795,078)	(7,138,756)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	(2,044)	(2,394)	6,665	3,793

COMPREHENSIVE LOSS	$(4,125,592)	$(3,474,531)	$(7,788,413)	$(7,134,963)

Net loss per share, basic and diluted	$(0.14)	$(0.16)	$(0.28)	$(0.33)
Weighted average number of shares, basic and diluted	29,031,888	22,135,198	27,974,484	21,769,142

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	COMMON STOCK		ADDITIONAL PAID-	OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2017	26,270,491	$26,271	$62,736,783	$11,620	$(51,547,819)	$11,226,855

Issuance of common stock, net of fees	3,318,604	3,319	5,145,558	-	-	5,148,877

Stock-based compensation	29,166	28	904,317	-	-	904,345

Unrealized gain on marketable securities	-	-	-	6,665	-	6,665

Stock options exercised	376,055	376	138,764	-	-	139,140

Net loss	-	-	-	-	(7,795,078)	(7,795,078)

Balance at June 30, 2018	29,994,316	$29,994	$68,925,422	$18,285	$(59,342,897)	$9,630,804

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,795,078)	$(7,138,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,962	76,055
Stock-based compensation	904,345	869,880
Change in assets - (increase) decrease:
Receivables	57,273	(89,535)
Prepaid expenses and other current assets	113,046	103,561
Other assets	(111,103)	260
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	(289,913)	(861,044)
Accounts payable and accrued expenses, related party	(60,754)	(178,027)
Accrued interest	-	210,847
Deferred revenue	-	(1,367,186)

NET CASH USED IN OPERATING ACTIVITIES	(7,109,222)	(8,373,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(9,003,615)	(6,004,217)
Proceeds from sales and maturities of marketable securities	11,000,000	15,000,000
Purchases of property and equipment	(186,624)	(15,836)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,809,761	8,979,947

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	5,148,877	3,681,861
Proceeds from loan payable	-	250,000
Proceeds from stock options	139,140	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,288,017	3,931,861

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(11,444)	4,537,863

Cash, cash equivalents, and restricted cash balance at beginning of period	6,882,137	4,551,603

Cash, cash equivalents, and restricted cash balance at end of period	$6,870,693	$9,089,466

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company”), is a clinical-stage biotechnology company focused on the discovery, development and commercialization of innovative cell and exosome-based therapies for the treatment of diseases, with a focus on Duchenne muscular dystrophy (“DMD”), and other rare disorders. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, have four drug candidates, two of which are in various stages of active development.

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

Cash, cash equivalents and marketable securities as of June 30, 2018 were approximately $12.3 million, compared to approximately $14.1 million as of December 31, 2017. On October 19, 2017, the Company entered into a Common Stock Sales Agreement (the “October Sales Agreement”) with Wainwright to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $14.0 million (the “October 2017 ATM Program”) through Wainwright, as sales agent. As of August 9, 2018, the Company has sold an aggregate of 5,099,263 common shares under the October 2017 ATM Program at an average price of approximately $1.79 per common share for net proceeds of approximately $8.9 million (see Note 3 – “Stockholders’ Equity” and Note 10 – “Subsequent Events”). Furthermore, as of August 9, 2018, the Company has approximately $4.9 million available for future issuance under the October 2017 ATM Program.

The Company has been awarded various grant and loan awards, which fund, in part, various pre-clinical and clinical activities (see Note 2 – “Loan Payable” and Note 6 – “Government Grant Awards”). As of June 30, 2018, the Company has up to approximately $4.6 million available under these grants and awards for disbursement, pursuant to the terms of each of the respective awards.

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

The Company expects to seek additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and from government grants. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms or at all. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. If necessary, Capricor is able to make certain operational adjustments to further reduce expenses by slowing down certain R&D efforts, decreasing headcount, and implementing further budget restrictions in order for the current cash/investments to last into the third quarter of 2019. To the extent the Company issues additional equity securities, its existing stockholders could experience substantial dilution.

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

	June 30,	June 30,
	2018	2017
Cash and cash equivalents	$6,339,148	$8,260,897
Restricted cash	531,545	828,569
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$6,870,693	$9,089,466

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the year ended December 31, 2017, the Company had two awards from CIRM designated for specific use; a Loan Agreement with CIRM (the “CIRM Loan Agreement”) entered into on February 5, 2013 (see Note 2 – “Loan Payable”) in connection with the ALLSTAR Phase II clinical trial and the CIRM Award (see Note 6 – “Government Grant Awards”) related to the HOPE Phase I/II clinical trial. Restricted cash represents funds received under these awards which are to be allocated to the research costs as incurred. In December 2017, the Company abandoned the CIRM funded project, and as a result approximately $15.7 million consisting of principal and accrued interest was forgiven under the CIRM Loan Agreement. All reporting obligations were completed in the first quarter of 2018 (see Note 2 - “Loan Payable”). Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The restricted cash balance was approximately $0.5 million and $0.7 million as of June 30, 2018 and December 31, 2017, respectively, and is entirely related to the CIRM Award.

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are excluded from net loss and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was approximately $51,324 and $51,681 for the six months ended June 30, 2018 and 2017, respectively.

Property and equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Furniture and fixtures	$46,709	$46,709
Laboratory equipment	806,618	619,994
Leasehold improvements	47,043	47,043
	900,370	713,746
Less accumulated depreciation	(392,974)	(341,650)
Property and equipment, net	$507,396	$372,096

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was approximately $21,638 and $24,375 for the six months ended June 30, 2018 and 2017, respectively. A summary of future amortization expense as of June 30, 2018 is as follows:

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Years ended	Amortization Expense
2018 (6 months)	$21,639
2019	43,276
2020	4,330
2021	2,165

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the six months ended June 30, 2018 and 2017.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $3.4 million and $3.1 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $6.1 million and $6.4 million for the six months ended June 30, 2018 and 2017, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $4.1 million and $3.5 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $7.8 million and $7.1 million for the six months ended June 30, 2018 and 2017, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended June 30, 2018 and 2017, the Company’s other comprehensive loss was $2,044 and $2,394, respectively. For the six months ended June 30, 2018 and 2017, the Company’s other comprehensive income was $6,665 and $3,793, respectively.

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

For the three and six months ended June 30, 2018 and 2017, warrants and options to purchase 8,051,816 and 8,177,295 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Dilutive potential common shares, which primarily consist of stock options issued to employees, consultants and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Fair Value Measurements

Assets and liabilities recorded at fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

Level Input:	Input Definition:

Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following tables summarize the fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
	Level I	Level II	Level III	Total
Marketable Securities	$5,995,080	$-	$-	$5,995,080

	December 31, 2017
	Level I	Level II	Level III	Total
Marketable Securities	$7,984,800	$-	$-	$7,984,800

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

On November 17, 2017, the Company gave notice to CIRM that it was electing to abandon the CIRM-funded project pursuant to the Loan Agreement. On December 11, 2017, Capricor and CIRM entered into Amendment No. 3 to the CIRM Notice of Loan Award whereby the total loan balance consisting of principal and accrued interest under the CIRM Loan Agreement has been forgiven by CIRM thereby terminating Capricor and the Company’s obligation to repay the loan balance. The Company has classified the forgiveness of the loan payable consisting of principal and accrued interest of approximately $15.7 million as “other income” in our Consolidated Statement of Operations and Comprehensive Income (Loss) for the period ending December 31, 2017. The decision to terminate the Loan Award and forgive the loan balance was due to the abandonment of the ALLSTAR project at the end of the project period in accordance with Section 4.10 of the Loan Agreement and Article VII, Section I of the CIRM Loan Administration Policy.

For the three months ended June 30, 2018 and 2017, interest expense under the CIRM loan was zero and $105,527, respectively. For the six months ended June 30, 2018 and 2017, interest expense under the CIRM loan was zero and $210,847, respectively.

3.	STOCKHOLDER’S EQUITY

March 2017 Common Stock Sales Agreement

On March 31, 2017, the Company entered into a Sales Agreement with Wainwright, under which the Company from time to time, issued and sold shares of its common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of $5.0 million (the “March 2017 ATM Program”). The common stock was distributed at the market prices prevailing at the time of sale. The Company sold an aggregate of 2,589,078 common shares under the March 2017 ATM Program at an average price of approximately $1.93 per common share for gross proceeds of approximately $5.0 million. The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.2 million. The March 2017 ATM Program became fully utilized in October 2017.

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

October 2017 Common Stock Sales Agreement

On October 19, 2017, the Company entered into the October Sales Agreement with Wainwright, establishing the October 2017 ATM Program. The common stock sold in the October 2017 ATM Program will be distributed at the market prices prevailing at the time of sale. The October Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. In the first half of 2018, the Company sold an aggregate of 3,318,604 shares under the October 2017 ATM Program at an average price of approximately $1.60 per common share for net proceeds of approximately $5.2 million. From the inception of the October 2017 ATM Program through August 9, 2018, the Company sold an aggregate of 5,099,263 shares under the October 2017 ATM Program at an average price of approximately $1.79 per common share for net proceeds of approximately $8.9 million (see Note 10 – “Subsequent Events”). The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.3 million.

Outstanding Shares

At June 30, 2018, the Company had 29,994,316 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the period ended June 30, 2018:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,081,716	$4.01
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2018	1,081,716	$4.01

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

	Warrants Outstanding
Grant Date	June 30, 2018	December 31, 2017	Exercise Price per Share	Expiration Date
11/20/2013	235,643	235,643	$2.27	11/20/2018
3/16/2016	846,073	846,073	$4.50	3/16/2019
	1,081,716	1,081,716

Restricted Stock

In December 2017, the Company entered into an agreement with a consulting firm pursuant to which the Company agreed to grant 12,500 shares of restricted stock, which fully vested in February 2018 upon completion of services. In June 2018, the Company granted the consulting firm an additional 16,666 shares of restricted stock which was fully vested. The 29,166 shares of restricted stock issued by the Company was valued at approximately $46,250. The fair value of the restricted stock was determined using the Company’s closing stock price on the vesting date. Furthermore, in June 2018, the Company agreed that at the end of December 2018, provided that the agreement has not been terminated earlier by either party, Capricor will issue 4,166 shares of restricted stock for each full month during which services were performed.

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

The estimated weighted average fair value of the options granted during the three months ended June 30, 2018 and 2017 were approximately $1.30 and $2.81 per share, respectively. The estimated weighted average fair value of the options granted during the six months ended June 30, 2018 and 2017 were approximately $1.43 and $1.78 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the six months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Expected volatility	140% - 145%	78% - 132%
Expected term	5 - 6 years	5 - 10 years
Dividend yield	0%	0%
Risk-free interest rates	2.3 - 2.8%	2.0% - 2.3%

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

Employee and non-employee stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

General and administrative	$290,928	$298,570	$595,316	$599,792
Research and development	132,306	99,519	262,781	270,088
Total	$423,234	$398,089	$858,097	$869,880

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

The following is a schedule summarizing employee and non-employee stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2018	6,873,903	$1.62	$-
Granted	670,178	1.55
Exercised	(376,055)	0.37
Expired/Cancelled	(197,926)	2.57
Outstanding at June 30, 2018	6,970,100	$1.66	$-
Exercisable at June 30, 2018	5,727,018	$1.46	$-

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was $521,678 for the six months ended June 30, 2018.

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of June 30, 2018, the Company maintained approximately $12.6 million of uninsured deposits.

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

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, the Company completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of June 30, 2018, the Company’s liability balance for the CIRM Award was $3.4 million, of which approximately $0.5 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

On August 8, 2017, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved the Company’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization (“CMO”) which will enable Capricor to offer access to CAP-1002 to patients from the control arm of the HOPE-Duchenne trial via an open-label extension protocol.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of June 30, 2018, approximately $0.7 million has been incurred under the terms of the NIH grant award.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

6.	GOVERNMENT GRANT AWARDS (Continued)

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of June 30, 2018, approximately $1.3 million has been incurred under the terms of the award.

7.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. On May 25, 2016, Capricor entered into a Third Amendment to Lease (the “Third Lease Amendment”) with The Bubble Real Estate Company, LLC. Under the terms of the Third Lease Amendment, the lease term extension commenced on July 1, 2016 and will end on December 31, 2018. The base rent increased to $22,995 per month for the first twelve months of the term, commencing July 1, 2016, increased to $23,915 per month for the second twelve months of the term, commencing July 1, 2017, and, thereafter, increased to $24,872 per month for the remainder of the lease term, commencing July 1, 2018. The Company is currently in discussions with The Bubble Real Estate Company, LLC to extend the term of our current lease for an additional one-year period.

The Facilities Lease which Capricor entered into with CSMC is for a term of three years commencing June 1, 2014 and replaced the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment under the Facilities Lease was $15,461 per month for the first six months of the term and increased to $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. The Facilities Lease expired on May 31, 2017 and transitioned to a month-to-month tenancy. On August 10, 2017, the Company and CSMC entered into the First Amendment to the Facilities Lease effective August 1, 2017 (the “First Amendment”) pursuant to which the term of the Facilities Lease was extended for an additional 12-month period, and the Company was granted an option to further extend the term for an additional 12-month period thereafter through July 31, 2019. Under the First Amendment, the total monthly rent increased from $19,350 to $19,756. In addition, pursuant to the First Amendment, the premises covered by the Facilities Lease now also include the manufacturing facility currently being utilized by Capricor. In lieu of further increasing the monthly rental payment set forth in the First Amendment, the Company has also agreed to provide doses of CAP-1002 for use in CSMC’s clinical trials for a negotiated amount of monetary compensation. Subsequent to June 30, 2018, the Company exercised its option to extend the term of the Facilities Lease with CSMC for an additional 12-month period through July 31, 2019 (see Note 10 – “Subsequent Events”).

In addition, the Company entered into a month-to-month lease agreement with University Center Lane Tenant, LLC, pursuant to which the Company leases office space located in San Diego, California. The lease commenced March 1, 2018 and the rental payment is currently $4,190 per month.

Included within the table below, future minimum rental payments to related parties totaled $19,756. A summary of future minimum rental payments required under operating leases as of June 30, 2018 is as follows:

Years ended	Operating Leases
2018 (6 months)	$168,988

Expenses incurred under operating leases to unrelated parties was $83,785 and $71,215 for the three months ended June 30, 2018 and 2017, respectively, and $161,050 and $142,430 for the six months ended June 30, 2018 and 2017, respectively. Expenses incurred under operating leases to related parties was $59,268 and $56,754 for the three months ended June 30, 2018 and 2017, respectively, and $118,536 and $112,859 for the six months ended June 30, 2018 and 2017, respectively.

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

Cedars-Sinai Medical Center License Agreements

License Agreement for CDCs

On January 4, 2010, Capricor entered into an Exclusive License Agreement with CSMC (the “Original CSMC License Agreement”) for certain intellectual property related to its CDC technology. In 2013, the Original CSMC License Agreement was amended twice resulting in, among other things, a reduction in the percentage of sublicense fees which would have been payable to CSMC. Effective December 30, 2013, Capricor entered into an Amended and Restated Exclusive License Agreement with CSMC (the “Amended CSMC License Agreement”) which amended, restated, and superseded the Original CSMC License Agreement, pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified.

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

On December 26, 2017, Capricor entered into a Third Amendment to the Amended CSMC License Agreement thereby amending the CDCs License (the “Third License Amendment”).  Under the Third License Amendment, (i) the description of scheduled patent rights has been replaced by a revised schedule that includes seven additional patent applications; and (ii) Capricor is required to reimburse CSMC approximately $50,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights.

On June 20, 2018, Capricor and CSMC entered into a Fourth Amendment to the Amended CSMC License Agreement (the “Fourth License Amendment”). Under the Fourth License Amendment, the description of scheduled patent rights has been replaced by a revised schedule that includes two additional patent applications.

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

On December 26, 2017, Capricor and CSMC entered into a Fourth Amendment to Exosomes License Agreement, thereby amending the Exosomes License (the “Fourth Exosomes License Amendment”).  Under the Fourth Exosomes License Amendment, (i) the description of scheduled patent rights was replaced by a revised schedule that includes seven additional patent applications; (ii) Capricor is required to reimburse CSMC approximately $50,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iii) a schedule to the Exosomes License was modified to extend the milestone deadline for filing an IND for at least one product to December 31, 2018. If the Company does not file an IND by December 31, 2018, or negotiate an additional extension of the milestone deadline, CSMC would have the option to convert the exclusive license to a non-exclusive license or to a co-exclusive license or terminate the license under Title 35, Section 203 of the United States Code. Prior to exercising such option, Capricor has the opportunity to cure for a period of 90 days after its receipt of written notice from CSMC of its intent to exercise its option.

On June 20, 2018, Capricor and CSMC entered into a Fifth Amendment to the Exosomes License Agreement (the “Fifth License Amendment”). Under the Fifth License Amendment, (i) the description of scheduled patent rights has been replaced by a revised schedule that includes four additional patent applications; and (ii) Capricor is required to reimburse CSMC approximately $27,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights.

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

Medtronic Transfer Agreement

On October 8, 2014, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with Medtronic to acquire patent rights relating to the Company’s now discontinued natriuretic peptides program. Pursuant to the Transfer Agreement, Medtronic assigned to the Company all of its right, title and interest in all natriuretic peptide patents and patent applications previously owned by Medtronic or co-owned by Medtronic and the Company (the “Natriuretic Peptide Patents”).

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

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three month periods ended June 30, 2018 and 2017, Capricor recognized $7,500 in sublease income from the related party. For each of the six month periods ended June 30, 2018 and 2017, Capricor recognized $15,000 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

Payables to Related Party

At June 30, 2018 and December 31, 2017, the Company had accounts payable and accrued expenses to related parties totaling $113,670 and $174,424, respectively. CSMC accounts for $109,412 and $160,566 of the total accounts payable and accrued expenses to related parties as of June 30, 2018 and December 31, 2017, respectively. CSMC expenses relate to research and development and clinical trial costs. During the six months ended June 30, 2018 and 2017, the Company paid CSMC approximately $350,000 and $637,000, respectively, for research and development, clinical trial, rent and other expenses.

Related Party Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the three months ended June 30, 2018, the Company recognized approximately $117,000 as other income. No other income was recognized for the three months ended June 30, 2017. For the six months ended June 30, 2018, the Company recognized approximately $210,000 as other income. No other income was recognized for the six months ended June 30, 2017. As of June 30, 2018 and December 31, 2017, approximately $100,000 and $122,500 was outstanding and recorded in prepaid expenses and other current assets, respectively.

Related Party Agreement

On May 10, 2018, Capricor and TrialTech Medical, Inc., a corporation in which Dr. Frank Litvack, our Executive Chairman and a director, is a co-founder, shareholder and chairman, entered into an agreement whereby TrialTech Medical, Inc. will provide clinical trial services to Capricor for its HOPE-2 clinical trial. The estimated costs to us are anticipated to be approximately $250,000 for the duration of the project.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

10.	SUBSEQUENT EVENTS

October 2017 Common Stock Sales Agreement

Subsequent to June 30, 2018 and through August 9, 2018, the Company sold an aggregate of 754,556 common shares under the October 2017 ATM Program at an average price of approximately $1.44 per common share for net proceeds of approximately $1.1 million. The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent in the aggregate amount of approximately $34,000.

Extension of Facilities Lease

On July 19, 2018, the Company exercised its option to extend the term of the Facilities Lease with CSMC for an additional 12-month period through July 31, 2019. The monthly lease payment for the extended term will remain at $19,756.

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

As used in this Quarterly Report on Form 10-Q, references to “Capricor Therapeutics,” the “Company,” “we,” “us,” “our” or similar terms include Capricor Therapeutics, Inc. and its wholly-owned subsidiary. References to “Capricor” are with respect to Capricor, Inc., our wholly-owned subsidiary.

Overview

Our mission is to develop first-in-class biological therapies for the treatment of diseases, with a focus on Duchenne muscular dystrophy, or DMD, and other rare disorders. Our executive offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our Internet address is www.capricor.com.

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

Phase II HOPE-2 Clinical Trial

We have commenced enrollment of our HOPE-2 clinical trial. The clinical trial will evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and on a stable regimen of systemic glucocorticoids.

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

The primary efficacy endpoint will be the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities will be measured through a validated test for skeletal muscle function in DMD called the Performance of the Upper Limb, or PUL, test. The PUL test is an outcomes instrument that was specifically designed to assess upper limb function in ambulant and non-ambulant patients with DMD. HOPE-2 will focus on the mid-level dimension of the PUL – or the ability to use muscles from the elbow to the fingers, which are essential for operating wheelchairs and performing other daily functions. HOPE-2 will measure the change from the beginning of the trial, or baseline, to Month 12. In HOPE-2, we also include additional secondary and exploratory endpoints which include cardiac function, pulmonary function testing, quality of life and additional measures. Enrollment commenced in April 2018. An interim analysis is planned to assess futility. The 12-month results are estimated to be available in the second quarter of 2020. The timing of both analyses will be dependent on enrollment rates and various other factors.

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

We have commenced enrollment of our HOPE-Duchenne Open Label Extension clinical trial where approximately 10 patients who were randomized into the control group of the HOPE-Duchenne trial will now be given doses of CAP-1002.

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

CAP-2003 is comprised of exosomes secreted by CDCs which are believed to mediate many of the effects that are observed with the CDCs, including anti-inflammatory, pro-angiogenic, anti-apoptotic, and anti-fibrotic effects. We are currently conducting studies in pre-clinical models of cardiac, inflammatory and other conditions to explore the possible therapeutic benefits that CAP-2003 may possess. We are evaluating CAP-2003 in pre-clinical studies investigating their use in various indications, including hypoplastic left heart syndrome, or HLHS. It is unknown at this time when an IND will be submitted for any particular indication.

In July 2018, Capricor, Inc. entered into a Cooperative Research and Development Agreement with the U.S. Army Institute of Surgical Research pursuant to which the parties agreed to cooperate in research and development on the evaluation of CAP-2003 for the treatment of trauma related injuries and conditions, which are now the third leading cause of death in the U.S.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2018 and 2017 were approximately $1.2 million. The was no change in G&A expenses in the second quarter of 2018 compared to the same period of 2017.

G&A expenses for the six months ended June 30, 2018 and 2017 were approximately $2.6 million and $2.4 million respectively. The increase during the first six months of 2018 of approximately $0.2 million compared to the same period of 2017 is primarily attributable to an increase of approximately $0.1 million related to general operating expenses and an increase of $0.1 million related to investor and public relations expenses.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2018 and 2017 were approximately $3.4 million and $3.1 million, respectively. The increase of approximately $0.3 million in the second quarter of 2018 compared to the same period of 2017 is primarily due to the clinical development activities of CAP-1002 (ALLSTAR, HOPE-Duchenne, and HOPE-2 clinical trials). These activities resulted in an increase of approximately $0.7 million. Furthermore, for the three months ended June 30, 2018, there was a decrease of approximately $0.5 million in research and development expenses related to CAP-1002 and CAP-2003.

R&D expenses for the six months ended June 30, 2018 and 2017 were approximately $6.1 million and $6.4 million, respectively. The decrease of approximately $0.3 million in the first half of 2018 over the same period of 2017 is primarily due to research and development expenses related to CAP-1002 and CAP-2003. These activities resulted in a decrease of approximately $0.9 million. Additionally, for the six months ended June 30, 2018, there was an increase of approximately $0.6 million related to the clinical development activities of CAP-1002 (ALLSTAR, HOPE-Duchenne, and HOPE-2 clinical trials) during the first half of 2018 as compared to the same period of 2017.

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

CAP-2003 – We expect to spend approximately $2.0 million to $4.0 million during 2018 on pre-clinical and other research expenses related to the CAP-2003 program, a portion of which will be offset by our grant awards from the NIH and DoD. Capricor is currently engaged in pre-clinical testing of CAP-2003 to explore its therapeutic potential, including studies that would potentially enable an IND. We have received a grant for up to approximately $4.2 million from the NIH to study CAP-2003 for HLHS as well as a grant from the DoD for up to approximately $2.4 million to be used towards the development of a scalable, commercially-ready process to manufacture CAP-2003. As of June 30, 2018, the Company has up to approximately $4.6 million available under these grants and awards for disbursement, pursuant to the terms of each of the respective awards.

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

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the three months ended June 30, 2018 and 2017 was zero and approximately $0.7 million, respectively. On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive license option under the Janssen Agreement. Additionally, there are no further activities ongoing in connection with the Collaboration with Janssen and all revenue was recognized as of June 30, 2017.

Collaboration income for the six months ended June 30, 2018 and 2017 was zero and approximately $1.4 million.

Grant Income. Grant income for each of the three months ended June 30, 2018 and 2017 was approximately $0.3 million. During both the first quarter 2018 and 2017, the DoD Award and NIH Grant Award were commencing/ongoing.

Grant income for the six months ended June 30, 2018 and 2017 was approximately $0.6 million and $0.5 million, respectively. During the first half of 2017, the DoD Award and NIH Grant Award were commencing, whereas, during the first half of 2018, these awards were ongoing.

Other Income. Other income for the three months ended June 30, 2018 and 2017 was approximately $0.1 million and zero, respectively. Other income was related to providing cells for investigational purposes for clinical trials sponsored by CSMC, which began in the third quarter of 2017.

Other income for the six months ended June 30, 2018 and 2017 was approximately $0.2 million and zero, respectively.

Interest Expense. Interest expense for the three months ended June 30, 2018 and 2017 was zero and $105,527, respectively. The decrease in interest expense in the second quarter of 2018 as compared to the second quarter of 2017 is due to the forgiveness of the CIRM Loan Award in December 2017.

Interest expense for the six months ended June 30, 2018 and 2017 was zero and $210,847, respectively.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2018 and December 31, 2017 and our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2018 and 2017, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	June 30, 2018	December 31, 2017
Cash and cash equivalents	$6,339	$6,140
Working capital	$12,221	$14,042
Stockholders’ equity	$9,631	$11,227

	Six months ended June 30,
Cash flow data	2018	2017
Cash provided by (used in):
Operating activities	$(7,109)	$(8,374)
Investing activities	1,810	8,980
Financing activities	5,288	3,932
Net increase (decrease) in cash and cash equivalents	$(11)	$4,538

Our total cash and cash equivalents, not including restricted cash, as of June 30, 2018 was approximately $6.3 million compared to approximately $6.1 million as of December 31, 2017. The increase in cash and cash equivalents from December 31, 2017 as compared to June 30, 2018 is due to the approximately $5.1 million of net proceeds received as a result of our October 2017 ATM Program along with an allocation of marketable securities to cash and cash equivalents. Furthermore, we received proceeds from exercise of stock options of $139,140 in the first quarter of 2018. Total marketable securities, consisting primarily of U.S. treasuries, were approximately $6.0 million as of June 30, 2018, as compared to approximately $8.0 million as of December 31, 2017. As of June 30, 2018, we had approximately $4.7 million in total liabilities. As of June 30, 2018, we had approximately $12.2 million in net working capital. We incurred a net loss of approximately $4.1 million for the three months ended June 30, 2018 compared to a net loss of approximately $3.5 million in the same period of 2017, and we incurred a net loss of approximately $7.8 million for the six months ended June 30, 2018 compared to a net loss of approximately $7.1 million in the same period of 2017.

Cash used in operating activities was approximately $7.1 million and $8.4 million for the six months ended June 30, 2018 and 2017, respectively. The difference of approximately $1.3 million in cash from operating activities is primarily due to an increase of approximately $0.7 million from a change in accounts payable and accrued liabilities and an increase of approximately $1.4 million in the change in deferred revenue for the six months ended June 30, 2018 as compared to the same period in 2017. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $1.8 million and $9.0 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash provided by investing activities for the six months ended June 30, 2018 as compared to the same period of 2017 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $5.3 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2018 as compared to the same period of 2017 is primarily due to the net proceeds from the sale of common stock.

From inception through June 30, 2018, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development.   We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

As of August 9, 2018, the Company has sold an aggregate of 5,099,263 common shares under the October 2017 ATM Program at an average price of approximately $1.79 per common share for net proceeds of approximately $8.9 million.

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

March 2017 Common Stock Sales Agreement. On March 31, 2017, the Company entered into a Common Stock Sales Agreement, or the March Sales Agreement, with Wainwright under which we could, from time to time, issue and sell shares of our common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million, or the March 2017 ATM Program. The common stock was distributed at the market prices prevailing at the time of sale. The March Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the March 2017 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the SEC on September 28, 2015 and declared effective by the SEC on October 26, 2015. A prospectus supplement relating to the March 2017 ATM Program was filed with the SEC on April 3, 2017.

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

On November 17, 2017, we gave notice to CIRM that we were electing to abandon the CIRM-funded project pursuant to the Loan Agreement. On December 11, 2017, Capricor and CIRM entered into Amendment No. 3 to the CIRM Notice of Loan Award whereby the total loan balance under the CIRM Loan Agreement was forgiven by CIRM thereby terminating Capricor and the Company’s obligation to repay the loan balance. The Company classified the forgiveness of the loan payable, consisting of principal and accrued interest, of approximately $15.7 million as “other income” in our Consolidated Statement of Operations and Comprehensive Income (Loss) for the period ending December 31, 2017. The decision to terminate the Loan Award and forgive the loan balance was due to the abandonment of the ALLSTAR project at the end of the project period in accordance with Section 4.10 of the Loan Agreement and Article VII, Section I of the CIRM Loan Administration Policy.

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

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, the Company completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of June 30, 2018, the Company’s liability balance for the CIRM Award was $3.4 million, of which approximately $0.5 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

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

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 for HLHS. Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of June 30, 2018, approximately $0.7 million has been incurred under the terms of the NIH grant award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of June 30, 2018, approximately $1.3 million has been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of June 30, 2018.

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

During 2017, the Company accounted for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with FASB ASC Subtopic 605-25, Multiple Element Arrangements. For new or materially amended multiple element arrangements, the Company identified the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement was accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company allocated revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determined the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, then the Company uses the best estimated selling price for that deliverable. Revenue allocated to each element was then recognized based on when the basic four revenue recognition criteria were met for each element.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2018, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $12.9 million. Additionally, as of June 30, 2018, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 22, 2018, we granted 16,666 shares of our common stock, par value $0.001 per share, or Common Stock, to a consulting firm as consideration for consulting services provided to us by the consulting firm. On June 22, 2018, the Board of Directors of the Company further approved the Company entering into an amendment to the consulting agreement with the consulting firm providing that at the end of December 2018, provided that the agreement has not been terminated earlier by either party, Capricor will issue 4,166 shares of restricted stock for each full month during which the services were performed. The shares of our Common Stock granted to the consulting firm were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. The consulting firm represented to the Company that it was acquiring the Common Stock solely for investment and not with a view to the distribution thereof or with any intention of distributing or reselling any of the Common Stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

10.1	Fourth Amendment to Amended and Restated Exclusive License Agreement, dated as of June 20, 2018 by and between Capricor, Inc. and Cedars-Sinai Medical Center.*†

10.2	Fifth Amendment to Exclusive License Agreement, dated as of June 20, 2018, by and between Capricor, Inc. and Cedars-Sinai Medical Center.*†

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and June 30, 2017, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2017 through June 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

†The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: August 10, 2018	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2018	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

