Form 10-Q
period 2018-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2018-11-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2018

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of November 14, 2018, there were 31,067,359 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	expectation of or dates for commencement of clinical trials, investigational new drug filings and similar plans or projections;
•	regulatory developments involving products, including the ability to obtain regulatory approvals or otherwise bring products to market;
•	the regulatory approval of our drug candidates, including our ability to obtain and maintain orphan drug, rare pediatric and RMAT designations for our lead product candidate CAP-1002;
•	our use of clinical research centers, third party manufacturers and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	our ability to manufacture products for clinical and commercial use;
•	our ability to protect our patents and other intellectual property;
•	our ability to market any of our products;
•	our projected operating losses;
•	the impact of taxes on our business;
•	our ability to compete against other companies and research institutions;
•	our ability to expand our operations internationally;
•	the effect of potential strategic transactions on our business;
•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
•	our ability to continue as a going concern;
•	our ability to complete our clinical trials;
•	our ability to raise additional financing;
•	our ability to attract and retain key personnel; and
•	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,377,797	$6,140,135
Marketable securities	5,994,120	7,984,800
Restricted cash	421,718	742,002
Grant receivable	172,589	344,575
Prepaid expenses and other current assets	426,422	501,164

TOTAL CURRENT ASSETS	11,392,646	15,712,676

PROPERTY AND EQUIPMENT, net	622,277	372,096

OTHER ASSETS
Intangible assets, net of accumulated amortization of $199,091 and $166,634, respectively	60,591	93,048
Other assets	157,302	95,969

TOTAL ASSETS	$12,232,816	$16,273,789

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,743,788	$1,496,251
Accounts payable and accrued expenses, related party	132,347	174,424

TOTAL CURRENT LIABILITIES	1,876,135	1,670,675

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,376,259	3,376,259

TOTAL LIABILITIES	5,252,394	5,046,934

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 30,748,872 and 26,270,491 shares issued and outstanding, respectively	30,749	26,271
Additional paid-in capital	70,408,501	62,736,783
Accumulated other comprehensive income	20,207	11,620
Accumulated deficit	(63,479,035)	(51,547,819)

TOTAL STOCKHOLDERS' EQUITY	6,980,422	11,226,855

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,232,816	$16,273,789

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

INCOME
Collaboration income	$-	$-	$-	$1,367,186
Grant income	172,589	260,771	766,641	770,855
Other income	46,658	52,500	256,633	52,500

TOTAL INCOME	219,247	313,271	1,023,274	2,190,541

OPERATING EXPENSES
Research and development	3,131,999	1,862,369	9,217,423	8,247,700
General and administrative	1,259,180	1,088,635	3,826,972	3,524,815

TOTAL OPERATING EXPENSES	4,391,179	2,951,004	13,044,395	11,772,515

LOSS FROM OPERATIONS	(4,171,932)	(2,637,733)	(12,021,121)	(9,581,974)

OTHER INCOME (EXPENSE)
Investment income	35,792	10,393	89,905	26,726
Interest expense	-	(107,653)	-	(318,500)

TOTAL OTHER INCOME (EXPENSE)	35,792	(97,260)	89,905	(291,774)

NET LOSS	(4,136,140)	(2,734,993)	(11,931,216)	(9,873,748)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	1,922	1,276	8,587	5,069

COMPREHENSIVE LOSS	$(4,134,218)	$(2,733,717)	$(11,922,629)	$(9,868,679)

Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.41)	$(0.44)
Weighted average number of shares, basic and diluted	30,610,064	23,378,141	28,862,665	22,311,369

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	COMMON STOCK		ADDITIONAL PAID-	OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2017	26,270,491	$26,271	$62,736,783	$11,620	$(51,547,819)	$11,226,855

Issuance of common stock, net of fees	4,073,160	4,073	6,198,204	-	-	6,202,277

Stock-based compensation	29,166	29	1,334,750	-	-	1,334,779

Unrealized gain on marketable securities	-	-	-	8,587	-	8,587

Stock options exercised	376,055	376	138,764	-	-	139,140

Net loss	-	-	-	-	(11,931,216)	(11,931,216)

Balance at September 30, 2018	30,748,872	$30,749	$70,408,501	$20,207	$(63,479,035)	$6,980,422

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,931,216)	$(9,873,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,357	109,595
Stock-based compensation	1,334,779	1,297,362
Change in assets - (increase) decrease:
Receivables	171,986	(37,436)
Prepaid expenses and other current assets	74,742	152,614
Other assets	(61,333)	30
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	247,537	(1,773,999)
Accounts payable and accrued expenses, related party	(42,077)	(389,314)
Accrued interest	-	318,500
Deferred revenue	-	(1,367,186)

NET CASH USED IN OPERATING ACTIVITIES	(10,091,225)	(11,563,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(15,000,733)	(11,002,271)
Proceeds from sales and maturities of marketable securities	17,000,000	19,000,000
Purchases of property and equipment	(332,081)	(32,185)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,667,186	7,965,544

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	6,202,277	8,303,697
Proceeds from loan payable	-	250,000
Proceeds from stock options	139,140	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,341,417	8,553,697

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,082,622)	4,955,659

Cash, cash equivalents, and restricted cash balance at beginning of period	6,882,137	4,551,603

Cash, cash equivalents, and restricted cash balance at end of period	$4,799,515	$9,507,262

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

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

Cash, cash equivalents and marketable securities as of September 30, 2018 were approximately $10.4 million, compared to approximately $14.1 million as of December 31, 2017. On October 19, 2017, the Company entered into a Common Stock Sales Agreement (the “October Sales Agreement”) with Wainwright to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $14.0 million (the “October 2017 ATM Program”) through Wainwright, as sales agent. As of November 13, 2018, the Company has sold an aggregate of 5,417,750 common shares under the October 2017 ATM Program at an average price of approximately $1.75 per common share for net proceeds of approximately $9.2 million (see Note 3 – “Stockholders’ Equity” and Note 10 – “Subsequent Events”). Furthermore, as of November 13, 2018, the Company has approximately $4.5 million available for future issuance under the October 2017 ATM Program until it expires in accordance with its terms.

The Company has been awarded various grant and loan awards, which fund, in part, various pre-clinical and clinical activities (see Note 2 – “Loan Payable” and Note 6 – “Government Grant Awards”). As of September 30, 2018, the Company has up to approximately $4.4 million available under these grants and awards for disbursement, pursuant to the terms of each of the respective awards.

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

Based on the Company’s current operating plan, the Company believes it has sufficient cash to fund operations into the second quarter of 2019. If necessary, Capricor is able to make certain operational adjustments to further reduce expenses by slowing down certain R&D efforts, decreasing headcount, and implementing further budget restrictions in order to preserve cash resources further. Based on the Company’s available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Report on Form 10-Q. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan to address its financial position may include potentially seeking additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and from government grants. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company will require substantial additional capital to fund operations. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms or at all. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. The Company would likely need to delay or curtail portions of its clinical trial programs. To the extent the Company issues additional equity securities, its existing stockholders could experience substantial dilution.

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	$4,377,797	$8,897,087
Restricted cash	421,718	610,175
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$4,799,515	$9,507,262

During the year ended December 31, 2017, the Company had two awards from CIRM designated for specific use; a Loan Agreement with CIRM (the “CIRM Loan Agreement”) entered into on February 5, 2013 (see Note 2 – “Loan Payable”) in connection with the ALLSTAR Phase II clinical trial and the CIRM Award (see Note 6 – “Government Grant Awards”) related to the HOPE Phase I/II clinical trial. Restricted cash represents funds received under these awards which are to be allocated to the research costs as incurred. In December 2017, the Company abandoned the CIRM funded project, and as a result approximately $15.7 million consisting of principal and accrued interest was forgiven under the CIRM Loan Agreement. All reporting obligations were completed in the first quarter of 2018 (see Note 2 - “Loan Payable”). Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The restricted cash balance was approximately $0.4 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively, and is entirely related to the CIRM Award.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $81,900 and $73,034 for the nine months ended September 30, 2018 and 2017, respectively.

Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Furniture and fixtures	$46,709	$46,709
Laboratory equipment	952,075	619,994
Leasehold improvements	47,043	47,043
	1,045,827	713,746
Less accumulated depreciation	(423,550)	(341,650)
Property and equipment, net	$622,277	$372,096

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was $32,457 and $36,562 for the nine months ended September 30, 2018 and 2017, respectively. A summary of future amortization expense as of September 30, 2018 is as follows:

Years ended	Amortization Expense
2018 (3 months)	$10,820
2019	43,276
2020	4,330
2021	2,165

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the nine months ended September 30, 2018 and 2017.

Revenue Recognition

For contracts completed as of December 31, 2017, revenue was recognized in accordance with ASC 605 and other superseded standards. The company applied ASU 606 using the modified retrospective approach for all contracts in process as of January 1, 2018.

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the CIRM Award granted in connection with the HOPE trial allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 6 - “Government Grant Awards”). Grant income is due upon submission of reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $3.1 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $9.2 million and $8.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $4.1 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $11.9 million and $9.9 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended September 30, 2018 and 2017, the Company’s other comprehensive income was $1,922 and $1,276, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s other comprehensive income was $8,587 and $5,069, respectively.

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

For the three and nine months ended September 30, 2018 and 2017, warrants and options to purchase 8,368,703 and 8,014,863 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Dilutive potential common shares, which primarily consist of stock options issued to employees, consultants and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Fair Value Measurements

Assets and liabilities recorded at fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

Level Input:	Input Definition:

Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following tables summarize the fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
	Level I	Level II	Level III	Total
Marketable Securities	$5,994,120	$-	$-	$5,994,120

	December 31, 2017
	Level I	Level II	Level III	Total
Marketable Securities	$7,984,800	$-	$-	$7,984,800

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company early adopted ASU 2018-07 and all subsequent updates related to this topic on a prospective basis effective July 1, 2018. The adoption of this update did not have a material impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The provisions of ASU 2018-10 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

For the three months ended September 30, 2018 and 2017, interest expense under the CIRM loan was zero and $107,653, respectively. For the nine months ended September 30, 2018 and 2017, interest expense under the CIRM loan was zero and $318,500, respectively.

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

October 2017 Common Stock Sales Agreement

On October 19, 2017, the Company entered into the October Sales Agreement with Wainwright, establishing the October 2017 ATM Program. The common stock sold in the October 2017 ATM Program will be distributed at the market prices prevailing at the time of sale. The October Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. Through the first three quarters of 2018, the Company sold an aggregate of 4,073,160 shares under the October 2017 ATM Program at an average price of approximately $1.57 per common share for net proceeds of approximately $6.2 million. From the inception of the October 2017 ATM Program through November 13, 2018, the Company sold an aggregate of 5,417,750 shares under the October 2017 ATM Program at an average price of approximately $1.75 per common share for net proceeds of approximately $9.2 million (see Note 10 – “Subsequent Events”). The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.3 million.

Outstanding Shares

At September 30, 2018, the Company had 30,748,872 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the period ended September 30, 2018:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,081,716	$4.01
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2018	1,081,716	$4.01

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

	Warrants Outstanding
Grant Date	September 30, 2018	December 31, 2017	Exercise Price per Share	Expiration Date
11/20/2013	235,643	235,643	$2.27	11/20/2018
3/16/2016	846,073	846,073	$4.50	3/16/2019
	1,081,716	1,081,716

Restricted Stock

In December 2017, the Company entered into an agreement with a consulting firm pursuant to which the Company agreed to grant 12,500 shares of restricted stock, which fully vested in February 2018 upon completion of services. In June 2018, the Company granted the consulting firm an additional 16,666 shares of restricted stock which was fully vested. The 29,166 shares of restricted stock issued by the Company was valued at $46,250. The fair value of the restricted stock was determined using the Company’s closing stock price on the vesting date. Furthermore, in June 2018, the Company agreed that at the end of December 2018, provided that the agreement has not been terminated earlier by either party, Capricor will issue 4,166 shares of restricted stock for each full month during which services were performed from and after June 2018.

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

The estimated weighted average fair value of the options granted during the three months ended September 30, 2018 was approximately $1.05. No options were granted during the three months ended September 30, 2017. The estimated weighted average fair value of the options granted during the nine months ended September 30, 2018 and 2017 were approximately $1.31 and $1.91 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the nine months ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Expected volatility	137% - 145%	78% - 135%
Expected term	5 - 6 years	5 - 10 years
Dividend yield	0%	0%
Risk-free interest rates	2.3 - 3.0%	2.0% - 2.3%

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

Employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

General and administrative	$283,282	$299,515	$878,598	$899,307
Research and development	147,151	127,967	409,932	398,055
Total	$430,433	$427,482	$1,288,530	$1,297,362

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

Common stock, stock options or other equity instruments issued to non-employees (including consultants) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. The fair value of stock options is determined using the Black-Scholes option-pricing model. Historically, the Company periodically re-measured the fair value for non-qualified option grants recording an expense over the applicable vesting periods. However, in the third quarter of 2018, the Company early adopted ASU 2018-07. The Company calculates the fair value for non-qualified options as of the date of grant and expenses over the applicable vesting periods. We account for estimated forfeitures at the date of grant.

The following is a schedule summarizing employee and non-employee stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2018	6,873,903	$1.62	$-
Granted	994,678	1.42
Exercised	(376,055)	0.37
Expired/Cancelled	(205,539)	2.57
Outstanding at September 30, 2018	7,286,987	$1.64	$-
Exercisable at September 30, 2018	5,907,417	$1.51	$-

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was $521,678 for the nine months ended September 30, 2018.

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of September 30, 2018, the Company maintained approximately $10.5 million of uninsured deposits.

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

After completing the CIRM funded research project and after the award period end date, estimated to be in 2019, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy (the “New Loan Balance”), at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than income.

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, the Company completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of September 30, 2018, the Company’s liability balance for the CIRM Award was $3.4 million, of which approximately $0.4 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

On August 8, 2017, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved the Company’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization (“CMO”) which will help enable Capricor to offer access to CAP-1002 to patients from the control arm of the HOPE-Duchenne trial via an open-label extension protocol. On September 7, 2018, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to technology transfer.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of September 30, 2018, approximately $0.7 million has been incurred under the terms of the NIH grant award. At this time, we are continuing to evaluate this program and have not yet made a determination as to whether we will continue into clinical development for this indication.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

6.	GOVERNMENT GRANT AWARDS (Continued)

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of September 30, 2018, approximately $1.5 million has been incurred under the terms of the award.

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

The Facilities Lease which Capricor entered into with CSMC is for a term of three years commencing June 1, 2014 and replaced the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment under the Facilities Lease was $15,461 per month for the first six months of the term and increased to $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. The Facilities Lease expired on May 31, 2017 and transitioned to a month-to-month tenancy. On August 10, 2017, the Company and CSMC entered into the First Amendment to the Facilities Lease effective August 1, 2017 (the “First Amendment”) pursuant to which the term of the Facilities Lease was extended for an additional 12-month period, and the Company was granted an option to further extend the term for an additional 12-month period thereafter through July 31, 2019. Under the First Amendment, the total monthly rent increased from $19,350 to $19,756. In addition, pursuant to the First Amendment, the premises covered by the Facilities Lease now also include the manufacturing facility currently being utilized by Capricor. In lieu of further increasing the monthly rental payment set forth in the First Amendment, the Company has also agreed to provide doses of CAP-1002 for use in CSMC’s clinical trials for a negotiated amount of monetary compensation. On July 19, 2018, the Company exercised its option to extend the term of the Facilities Lease with CSMC for an additional 12-month period through July 31, 2019. The monthly lease payment for the extended term will remain at $19,756. On September 7, 2018, Capricor entered into a Second Amendment to the CSMC Facilities Lease pursuant to which Capricor was granted two consecutive 1-year options to extend the term of the Facilities Lease through July 31, 2021.

In addition, the Company entered into a month-to-month lease agreement with University Center Lane Tenant, LLC, pursuant to which the Company leases office space located in San Diego, California. The lease commenced March 1, 2018 and the rental payment is currently $4,190 per month.

Included within the table below, future minimum rental payments to related parties totaled $197,560. A summary of future minimum rental payments required under operating leases as of September 30, 2018 is as follows:

Years ended	Operating Leases
2018 (3 months)	$133,884
2019	138,292

Expenses incurred under operating leases to unrelated parties was $83,785 and $71,215 for the three months ended September 30, 2018 and 2017, respectively, and $244,835 and $213,646 for the nine months ended September 30, 2018 and 2017, respectively. Expenses incurred under operating leases to related parties was $59,268 and $58,862 for the three months ended September 30, 2018 and 2017, respectively, and $177,804 and $171,721 for the nine months ended September 30, 2018 and 2017, respectively.

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

On September 25, 2018, Capricor and CSMC entered into a Sixth Amendment to the Exosomes License Agreement (the “Sixth License Amendment”). Under the Sixth License Amendment, the milestone deadline for filing an IND for at least one product has been extended to December 31, 2019. If the Company does not file an IND by December 31, 2019, or negotiate an additional extension of the milestone deadline, CSMC would have the option to convert the exclusive license to a non-exclusive license or to a co-exclusive license or terminate the license under Title 35, Section 203 of the United States Code. Prior to exercising such option, Capricor has the opportunity to cure the failure to file for a period of 90 days after its receipt of written notice from CSMC of its intent to exercise its option.

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

On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive option right to exploit CAP-1002 as well as certain CSps and CDCs in the field of cardiology. Capricor will retain full rights to CAP-1002 in all indications as a result of this decision. Capricor will also have an irrevocable, fully paid-up non-exclusive license under patents controlled by Janssen utilized in the production of the clinical trial materials manufactured pursuant to the CMC development plan between Capricor and Janssen and a non-exclusive perpetual license to publish, disclose and use the information of Janssen that was utilized in the production of the clinical trial materials manufactured pursuant to the CMC development plan. On August 7, 2018, the Company entered into an Exclusive License Agreement with Janssen pursuant to which Janssen granted Capricor an exclusive worldwide license to all rights to Janssen’s know-how to exploit CDC-cells and CDC-product in the field as described in the previous Janssen Agreement.

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

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three month periods ended September 30, 2018 and 2017, Capricor recognized $7,500 in sublease income from the related party. For each of the nine month periods ended September 30, 2018 and 2017, Capricor recognized $22,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

Payables to Related Party

At September 30, 2018 and December 31, 2017, the Company had accounts payable and accrued expenses to related parties totaling $132,347 and $174,424, respectively. CSMC accounts for $130,837 and $160,566 of the total accounts payable and accrued expenses to related parties as of September 30, 2018 and December 31, 2017, respectively. CSMC expenses relate to research and development and clinical trial costs. During the nine months ended September 30, 2018 and 2017, the Company paid CSMC approximately $570,000 and $1,002,000, respectively, for research and development, clinical trial expenses, rent and other expenses.

Related Party Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the three months ended September 30, 2018 and 2017, the Company recognized approximately $47,000 and $52,500, respectively, as other income. For the nine months ended September 30, 2018 and 2017, the Company recognized approximately $257,000 and $52,500, respectively, as other income. As of September 30, 2018 and December 31, 2017, approximately $59,000 and $122,500 was outstanding and recorded in prepaid expenses and other current assets, respectively.

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

10.	SUBSEQUENT EVENTS

October 2017 Common Stock Sales Agreement

Subsequent to September 30, 2018 and through November 13, 2018, the Company sold an aggregate of 318,487 common shares under the October 2017 ATM Program at an average price of approximately $1.07 per common share for net proceeds of approximately $0.3 million. The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent in the aggregate amount of approximately $11,200.

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

Drug Candidates

Our Product Candidates

We currently have four drug candidates, two of which are in various stages of active development. Our current research and development efforts are focused on CAP-1002 and CAP-2003. CAP-1002 is the subject of three clinical trials, in which the patients are in long-term follow-up. We are also now enrolling a new clinical trial of CAP-1002 in patients with DMD called HOPE-2 and have completed enrollment of an open label extension of the first HOPE-Duchenne trial.

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

CAP-1002 for the Treatment of Duchenne Muscular Dystrophy:

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

Phase II HOPE-2 Clinical Trial

We are currently enrolling our HOPE-2 clinical trial. The clinical trial will evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and on a stable regimen of systemic glucocorticoids.

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

The primary efficacy endpoint will be the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities will be measured through a validated test for skeletal muscle function in DMD called the Performance of the Upper Limb, or PUL, test. The PUL test is an outcomes instrument that was specifically designed to assess upper limb function in ambulant and non-ambulant patients with DMD. HOPE-2 will focus on the mid-level dimension of the PUL – or the ability to use muscles from the elbow to the fingers, which are essential for operating wheelchairs and performing other daily functions. HOPE-2 will measure the change from the beginning of the trial, or baseline, to Month 12. In HOPE-2, we also include additional secondary and exploratory endpoints which include cardiac function, pulmonary function testing, quality of life and additional measures. Enrollment commenced in April 2018. An interim analysis is planned to assess futility. The 12-month results are estimated to be available in the third quarter of 2020. The timing of both analyses will be dependent on enrollment rates and various other factors, including the availability of resources.

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

We commenced the HOPE-Duchenne trial in February 2016 and completed enrollment in September 2016. In April 2017, we reported positive top-line results from a pre-specified six-month interim analysis of this study, which showed that CAP-1002 was generally safe and well-tolerated over the initial six-month follow-up period. The six-month results were presented at the 22nd Annual International Congress of the World Muscle Society in October 2017. The patients are now in long-term follow-up.

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

We have completed enrollment of our HOPE-Duchenne Open Label Extension clinical trial where 8 patients who were randomized into the control group of the HOPE-Duchenne trial have been given doses of CAP-1002.

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

CAP-1002 for the Treatment of Cardiac Conditions:

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

CAP-2003:

Extracellular vesicles (“EVs”), including exosomes and microvesicles are nano-scale, membrane-enclosed vesicles, that are secreted by cells and contain characteristic lipids, proteins and RNA molecules, such as microRNAs. EVs act as messengers to regulate the functions of neighboring cells, and pre-clinical research has shown that exogenously-administered exosomes can direct or, in some cases, re-direct cellular activity, supporting their therapeutic potential agents or delivery vehicles. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them an exciting class of potential therapeutic agents.

CAP-2003 is comprised of exosomes secreted by CDCs which are shown to mediate many of the effects that are observed with the CDCs, including anti-inflammatory, pro-angiogenic, anti-apoptotic, and anti-fibrotic effects. We are currently conducting studies in pre-clinical models of cardiac, inflammatory and other conditions to explore the possible therapeutic benefits that CAP-2003 may possess. We are evaluating CAP-2003 in pre-clinical studies investigating their use in various indications, such as Graft-versus-host disease (“GVHD”) and hypoplastic left heart syndrome (“HLHS”). It is unknown at this time when an IND will be submitted for any particular indication. Additionally, in pre-clinical studies, we are exploring CAP-2003 as a potential vehicle for delivering therapies to targeted tissues in the human body.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2018 and 2017 were approximately $1.3 million and $1.1 million, respectively. The increase during the third quarter of 2018 of approximately $0.2 million compared to the same period of 2017 is primarily attributable to an increase of approximately $0.1 million related to increased headcount and salaries/recruiting and an increase of $0.1 related to investor and public relations expenses.

G&A expenses for the nine months ended September 30, 2018 and 2017 were approximately $3.8 million and $3.5 million respectively. The increase during the first nine months of 2018 of approximately $0.3 million compared to the same period of 2017 is primarily attributable to an increase of approximately $0.1 million relates to increased headcount and salaries/recruiting, $0.1 million related to general operating expenses, and an increase of $0.1 million related to investor and public relations expenses.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2018 and 2017 were approximately $3.1 million and $1.9 million, respectively. The increase of approximately $1.2 million in the third quarter of 2018 compared to the same period of 2017 is primarily due to the clinical development activities of CAP-1002 (HOPE-Duchenne and HOPE-2 clinical trials). These activities resulted in an increase of approximately $1.0 million. Furthermore, for the three months ended September 30, 2018, there was an increase of approximately $0.2 million in research and development expenses primarily related to CAP-1002 and CAP-2003.

R&D expenses for the nine months ended September 30, 2018 and 2017 were approximately $9.2 million and $8.2 million, respectively. The increase of approximately $1.0 million in the first nine months of 2018 over the same period of 2017 is primarily due to the clinical development activities of CAP-1002 (HOPE-Duchenne and HOPE-2 clinical trials). These activities resulted in an increase of approximately $2.8 million. Furthermore, for the nine months ended September 30, 2018, there was a decrease of approximately $1.3 million related to reduced clinical development expenses in connection with the ALLSTAR clinical trial. Additionally, there was a decrease of approximately $0.6 million in research and development expenses primarily related to CAP-1002 for the nine months ended September 30, 2018 as compared to the same period in 2017.

Products Under Active Development

 CAP-1002 – The development of CAP-1002 is in its developmental stages. We expect to spend approximately $8.0 million to $10.0 million during 2018 on the clinical development and manufacturing of CAP-1002, which expenses are primarily related to our HOPE-2 clinical trial, and manufacturing of CAP-1002. We have transitioned the ALLSTAR study to long-term follow-up. We have entered into a Master Services Agreement with WuXi AppTech, Inc., or WuXi, for the development, manufacturing and testing of our CAP-1002 product candidate. WuXi owns and operates a cGMP compliant manufacturing facility with space and resources necessary to manufacture products. The Agreement allows us to begin our technology transfer process in anticipation of potential commercial scale manufacturing and/or later stage clinical trials. Concurrently, we are internally developing additional process development improvements in anticipation of commercial scale and/or later stage clinical trials which may affect the timing of our technology transfer. Our strategy for further development and technology transfer of CAP-1002 will depend to a large degree on the outcome of our HOPE-2 trial.

CAP-2003 – We expect to spend approximately $2.0 million to $4.0 million during 2018 on pre-clinical and other research expenses related to the CAP-2003 program, a portion of which will be offset by our grant awards from the NIH and DoD. Capricor is currently engaged in pre-clinical testing of CAP-2003 to explore its therapeutic potential, including studies that would potentially enable an IND. We have received a grant for up to approximately $4.2 million from the NIH to study CAP-2003 for HLHS as well as a grant from the DoD for up to approximately $2.4 million to be used towards the development of a scalable, commercially-ready process to manufacture CAP-2003. As of September 30, 2018, the Company has up to approximately $4.4 million available under these grants and awards for disbursement, pursuant to the terms of each of the respective awards.

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

Collaboration Income.  On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive license option under the Janssen Agreement. As a result, the Company did not recognize any collaboration income during the three months ended September 30, 2018 and 2017.

Collaboration income for the nine months ended September 30, 2018 and 2017 was zero and approximately $1.4 million.

Grant Income. Grant income for the three months ended September 30, 2018 and 2017 was approximately $0.2 million and $0.3 million, respectively. The decrease of approximately $0.1 million was related to the pre-clinical phase of the NIH grant award coming to completion during the third quarter of 2018.

Grant income for each of the nine months ended September 30, 2018 and 2017 was approximately $0.8 million.

Other Income. Other income for the three months ended September 30, 2018 and 2017 was approximately $46,700 and $52,500, respectively. Other income was related to providing cells for investigational purposes for clinical trials sponsored by CSMC, which began in the third quarter of 2017.

Other income for the nine months ended September 30, 2018 and 2017 was approximately $0.3 million and $0.1 million, respectively.

Interest Expense. Interest expense for the three months ended September 30, 2018 and 2017 was zero and $107,653, respectively. The decrease in interest expense in the third quarter of 2018 as compared to the second quarter of 2017 is due to the forgiveness of the CIRM Loan Award in December 2017.

Interest expense for the nine months ended September 30, 2018 and 2017 was zero and $318,500, respectively.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2018 and December 31, 2017 and our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2018 and 2017, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	September 30, 2018	December 31, 2017
Cash and cash equivalents	$4,378	$6,140
Working capital	$9,517	$14,042
Stockholders’ equity	$6,980	$11,227

	Nine months ended September 30,
Cash flow data	2018	2017
Cash provided by (used in):
Operating activities	$(10,091)	$(11,564)
Investing activities	1,667	7,966
Financing activities	6,341	8,554
Net increase (decrease) in cash and cash equivalents	$(2,083)	$4,956

Our total cash and cash equivalents, not including restricted cash, as of September 30, 2018 was approximately $4.4 million compared to approximately $6.1 million as of December 31, 2017. The decrease in cash and cash equivalents from December 31, 2017 as compared to September 30, 2018 is due to general operating expenses. We incurred a net loss of approximately $4.1 million for the three months ended September 30, 2018 compared to a net loss of approximately $2.7 million in the same period of 2017, and we incurred a net loss of approximately $11.9 million for the nine months ended September 30, 2018 compared to a net loss of approximately $9.9 million in the same period of 2017. Additionally, we received approximately $6.2 million of net proceeds as a result of our October 2017 ATM Program along with an allocation of marketable securities to cash and cash equivalents. Total marketable securities, consisting primarily of U.S. treasuries, were approximately $6.0 million as of September 30, 2018, as compared to approximately $8.0 million as of December 31, 2017. As of September 30, 2018, we had approximately $5.3 million in total liabilities. As of September 30, 2018, we had approximately $9.5 million in net working capital.

Cash used in operating activities was approximately $10.1 million and $11.6 million for the nine months ended September 30, 2018 and 2017, respectively. The difference of approximately $1.5 million in cash from operating activities is primarily due to a change in accounts payable and accrued liabilities of approximately $2.4 million and an increase of approximately $1.4 million in the change in deferred revenue for the nine months ended September 30, 2018 as compared to the same period in 2017. Furthermore, there was a change of approximately $0.3 million in accrued interest from the nine months ended September 30, 2018 as compared to the same period in 2017. These are offset by the increase in net loss of approximately $2.1 million for the nine months ended September 30, 2018 as compared to the same period of 2017. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $1.7 million and $8.0 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash provided by investing activities for the nine months ended September 30, 2018 as compared to the same period of 2017 is primarily due to the net effect from purchases, sales, and maturities of marketable securities. Additionally, there was an increase of approximately $0.3 million in purchases of property and equipment during the nine months ended September 30, 2018 as compared to the same period of 2017.

We had cash flow provided by financing activities of approximately $6.3 million and $8.6 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2018 as compared to the same period of 2017 is primarily due to the net proceeds from the sale of common stock.

From inception through September 30, 2018, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

October 2017 Common Stock Sales Agreement. On October 19, 2017, the Company entered into a Common Stock Sales Agreement, or the October Sales Agreement, with Wainwright under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $14.0 million, or the October 2017 ATM Program. The common stock will be distributed at the market prices prevailing at the time of sale. The October Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. Any shares issued pursuant to the October 2017 ATM Program will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the SEC on September 28, 2015 and declared effective by the SEC on October 26, 2015 (the “2015 S-3”). A prospectus supplement relating to the October 2017 ATM Program was filed with the SEC on October 19, 2017. On October 24, 2018, we filed a shelf registration statement on Form S-3 (File No. 333-227955) (the “2018 S-3”) with the SEC pursuant to Rule 415(a)(6) under the Securities Act of 1933, as amended. Accordingly, we may continue to issue and sell certain securities under the 2015 S-3, including pursuant to the October 2017 ATM Program, until the earlier of (i) the effective date of the 2018 S-3 and (ii) one hundred eighty days after the third anniversary of the initial effective date of the 2015 S-3.

As of November 13, 2018, the Company has sold an aggregate of 5,417,750 common shares under the October 2017 ATM Program at an average price of approximately $1.75 per common share for net proceeds of approximately $9.2 million.

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

After completing the CIRM funded research project and after the award period end date, estimated to be in 2019, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy (the “New Loan Balance”), at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than income.

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, the Company completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of September 30, 2018, the Company’s liability balance for the CIRM Award was $3.4 million, of which approximately $0.4 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

On August 8, 2017, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved the Company’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization, or CMO, which will help enable Capricor to offer access to CAP-1002 to patients from the control arm of the HOPE-Duchenne trial via an open-label extension protocol. On September 7, 2018, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to technology transfer.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 for HLHS. Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of September 30, 2018, approximately $0.7 million has been incurred under the terms of the NIH grant award. At this time, we are still in pre-clinical evaluation of this program and have not yet made a determination as to whether we will continue into clinical development for this indication.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately two years, subject to annual and quarterly reporting requirements. As of September 30, 2018, approximately $1.5 million has been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of September 30, 2018.

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

Stock options or other equity instruments to non-employees (including consultants) issued as consideration for goods or services received by us are accounted for based on the fair value of the equity instruments issued. The fair value of stock options is determined using the Black-Scholes option-pricing model. Historically, the Company periodically re-measured the fair value for non-qualified option grants recording an expense over the applicable vesting periods. However, in the third quarter of 2018, the Company early adopted ASU 2018-07. The Company calculates the fair value for non-qualified options as of the date of grant and expenses over the applicable vesting periods.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company early adopted ASU 2018-07 and all subsequent updates related to this topic on a prospective basis effective July 1, 2018. The adoption of this update did not have a material impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The provisions of ASU 2018-10 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2018, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $10.8 million. Additionally, as of September 30, 2018, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us.

Item 1A.	Risk Factors.

Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 22, 2018, describes important risk factors that could cause our business, financial condition, results of operations and prospects to differ significantly from those suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or otherwise presented by the Company from time to time. Except as set forth below, there have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business.

Risks Related to Our Business

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

There is substantial doubt about our ability to continue as a going concern. We have historically incurred substantial losses to fund our business operations including our research and development activities. We will, in all likelihood, sustain operating expenses without corresponding revenues for the foreseeable future. This may result in our incurring net operating losses that will increase continuously until we are able to obtain regulatory approval for, and commercialize, our product candidates, the occurrence of which cannot be assured. While we have historically been able to adjust the timing associated with our R&D efforts, as well as reducing headcount and implementing certain budget restrictions, to alleviate uncertainties surrounding our ability to continue as a going concern, if ultimately we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Risks Related to Our Common Stock

If our minimum bid price stays below $1.00 per share for an extended period of time, our common stock may be subject to delisting from the Nasdaq Capital Market.

Since November 9, 2018, the share price of our common stock has been below $1.00, which is a requirement to remain listed on the Nasdaq Capital Market. If the share price of our common stock remains below $1.00 or we fail to satisfy other listing requirements of the Nasdaq Capital Market, we may receive a notice of listing deficiency. To the extent that we receive a notice of a listing deficiency and are unable to resolve the share price or any other listing deficiency, there is a risk that our common stock may be delisted from Nasdaq and would likely trade only on the over-the-counter market (the “OTC”). We received notices of listing deficiencies on June 27, 2017 and June 29, 2017, and were able to resolve the deficiencies, but there is no assurance that we would be able to resolve any listing deficiency resulting in a notice of listing deficiency in the future. If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and it may be difficult to attract security analysts’ coverage. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant issued to Investors in March 2012 Registered Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 2, 2012).

4.2	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2017 through September 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: November 14, 2018	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

