Form 10-K
period 2018-12-31
CAPRICOR THERAPEUTICS, INC.
filed 2019-03-29
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018 was $29,043,739, based on the last reported sale of the registrant’s common stock on The Nasdaq Capital Market on June 29, 2018 of $1.34 per share.

As of March 28, 2019, there were 33,661,346 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

References to “the Company,” “Capricor Therapeutics,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Capricor Therapeutics, Inc., a Delaware corporation, and its subsidiaries, unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “potential,” “projects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements about the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates; expectation of or dates for commencement of clinical trials, investigational new drug filings, similar plans or projections; the regulatory approval of our drug candidates; our use of clinical research centers, third party manufacturers and other contractors; our ability to find collaborative partners for research, development and commercialization of potential products; our ability to manufacture products for clinical and commercial use; our ability to protect our patents and other intellectual property; our ability to market any of our products; our projected operating losses; the impact of taxes on our business, including our ability to utilize net operating losses; our ability to utilize our ability to compete against other companies and research institutions; the effect of potential strategic transactions on our business; acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates; our ability to attract and retain key personnel; the volatility of our stock price; our ability to continue as a going concern; and other risks and uncertainties detailed in the section of this Annual Report on Form 10-K entitled “Risk Factors”. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results and pre-clinical studies. Data obtained from such clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Readers are expressly advised to review and consider certain risk factors, which include risks associated with (1) our ability to successfully conduct clinical and pre-clinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop, manufacture and market our product candidates, either on an accelerated basis or at all, (3) our ability to raise additional capital or to license our products on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to identify and obtain additional product candidates, (6) our ability to raise enough capital to fund our operations, (7) our ability to protect our intellectual property rights, (8) our compliance with legal and regulatory requirements as a public company, and (9) our ability to continue as a going concern. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to announce publicly revisions to any of our forward-looking statements, whether resulting from new information, future events or otherwise.

The following discussion should be read together with our consolidated financial statements and related consolidated notes contained in this Annual Report on Form 10-K. Results for the year ended December 31, 2018 are not necessarily indicative of results that may be attained in the future.

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

We are developing CAP-2003 for the treatment of inflammatory conditions. CAP-2003 is currently in pre-clinical development.

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

Patients with DMD experience progressive muscle weakness starting at an early age. Generally, a loss of ambulation occurs after the first decade of life and eventually the patients suffer respiratory and cardiac failure. Their lifespan is abbreviated and averages less than three decades. The annual cost of care for patients with DMD is very high and increases with disease progression. We therefore believe that DMD represents a significant market opportunity for our lead product candidate.

Our Technologies

Cardiosphere-Derived Cells

Our core therapeutic technology is based on the cardiosphere-derived cell, or CDC, a type of cardiac progenitor cell that composes a minor fraction of the cardiac muscle cell population and was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since the initial publication in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to approximately 150 human subjects across several clinical trials. CDCs have been shown to exert potent immunomodulatory activity and alters the immune system’s activity to encourage cellular regeneration. We have been developing allogeneic CDCs (CAP-1002) as a product candidate for the treatment of Duchenne muscular dystrophy and investigating their effects on skeletal and cardiac function. Pre-clinical and clinical data support the therapeutic concept of administering CDCs as a means to address conditions in which the heart or skeletal muscle has been damaged.

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

Capricor’s proprietary methods are focused on producing therapeutic doses of CDCs to boost the regenerative capacity of the heart and skeletal muscle, with the goal of improving cardiac and skeletal muscle function. Capricor has exclusively licensed intellectual property covering CDCs and CSps from three academic institutions and is also pursuing its own intellectual property rights relating to CDCs as product candidates.

Cardiosphere-Derived Cell Exosomes

Extracellular vesicles, is an all-encompassing term for cell-derived vesicles, including exosomes and microvesicles, as well as the polynucleotides contained therein. Exosomes are nano-sized, membrane-enclosed vesicles that are secreted by essentially all cells and contain bioactive molecules, including proteins, RNAs and microRNAs. They act as messengers to regulate the functions of neighbouring cells, and pre-clinical research has shown that exogenously-administered exosomes can direct or, in some cases, re-direct cellular activity, thereby supporting their therapeutic potential. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them an exciting, emerging class of potential therapeutic agents. Exosomes are a cell-free substance and may be stored, handled, reconstituted, and administered in similar fashion to common biopharmaceutical products such as antibodies.

Exosomes secreted by CDCs, or CDC exosomes, are capable of producing the effects observed with CDCs themselves, including anti-inflammatory, pro-angiogenic, anti-apoptotic, and anti-fibrotic effects. In pre-clinical models of ischemic heart disease, CDC exosomes prompt myocardial regeneration as well as various structural and functional improvements within the heart. These findings suggest that CDC exosomes may serve as a critical mediator of the actions of CDCs, and support the concept of their development as a therapeutic agent. We are currently engaged in pre-clinical studies investigating the use of CDC extracellular vesicles as a potential product candidate for the treatment of inflammatory conditions.

Our Product Candidates

We currently have four drug candidates, two of which are in various stages of active development. Our current research and development efforts have been focused on CAP-1002 and CAP-2003. In 2018 we commenced enrollment of patients in a clinical trial of CAP-1002 in patients with DMD called HOPE-2. CAP-1002 was also the subject of three previous clinical trials conducted by us. Recently, we decided to end the long term follow-up which had been ongoing in our previously completed trials. CAP-1002 is also currently being investigated in two additional trials sponsored by CSMC, which are the REGRESS trial investigating heart failure with preserved ejection fraction and the ALPHA trial investigating pulmonary arterial hypertension. Although, we are not the sponsor of these trials, we are providing the CAP-1002 investigational product for use in the trials. We are also evaluating CAP-2003 in pre-clinical studies for the treatment of various indications. CAP-1001 (autologous CDCs) was the subject of the CSMC and JHU-sponsored Phase I CADUCEUS trial and is not in active development. Both CAP-1002 and CAP-1001 are derived from cardiospheres, or CSps, and we do not plan to develop CSps as a therapeutic.

Active Product Candidates

The following table summarizes our active product development programs:

Product	Indication/Population	Development Stage	Commercial Rights
CAP-1002	Duchenne Muscular Dystrophy*	HOPE-2 Phase II in process	Capricor

	Post-Myocardial Infarction with Cardiac Dysfunction	HOPE-Duchenne Phase I/II completed**	Capricor

	Advanced Heart Failure	ALLSTAR Phase I/II completed	Capricor

DYNAMIC Phase I completed

CAP-2003	Inflammatory conditions	Pre-clinical	Capricor

* FDA has granted Orphan Drug, Regenerative Medicine Advanced Therapies, or RMAT, and Rare Pediatric Disease designations to CAP-1002 for the treatment of DMD.

**We have completed enrollment of an Open Label Extension, or HOPE-OLE, for the usual care only comparator arm of the HOPE-Duchenne Trial.

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

Phase II HOPE-2 Clinical Trial

HOPE-2 is a randomized, double-blind, placebo-controlled clinical trial which is being conducted at multiple sites located in the United States. Originally, HOPE-2 was designed as an 84 patient clinical trial, but we are pursuing a sample size re-estimation that will likely lead to a significant reduction in the number of DMD patients. To date, we have enrolled 20 patients in our HOPE-2 clinical trial. The clinical trial will evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and on a stable regimen of systemic glucocorticoids. While there are many clinical initiatives in DMD, HOPE-2 is one of the very few to focus on non-ambulant patients. These boys and young men are looking to maintain what function they have in their arms and hands, and Capricor’s previous study of a single intracoronary dose of CAP-1002 provided preliminary evidence of efficacy that CAP-1002 may be able to help DMD patients retain, or slow the loss of, upper limb function.

After a patient in the trial had a serious adverse event in the form of anaphylaxis, we put a voluntary hold on dosing in December 2018 to develop a plan to manage potential allergic reactions. The investigation suggests that the patient may have been allergic to something contained in the investigational product, including an excipient, or inactive ingredient, in the formulation. To reduce the risk of future events, we initiated a pre-medication strategy commonly used by physicians to prevent and treat allergic reactions. After an approximate one month period, the FDA and the Data and Safety Monitoring Board (DSMB) granted us permission to resume enrollment in the study.

In June 2017, we had a meeting with the FDA to discuss potential clinical endpoints that could be used for registration strategies for CAP-1002 in the DMD indication. The minutes of the meeting indicated the FDA's willingness to accept Capricor's proposal to use the Performance of the Upper Limb, or PUL, test as the basis for the primary efficacy endpoint for clinical studies in support of a Biologics License Application, or BLA. The PUL test is an outcomes instrument that was specifically designed to assess upper limb function in ambulant and non-ambulant patients with DMD. In December 2018, we met again with the FDA as part of the expedited review afforded under the RMAT designation. The FDA grants the RMAT designation to investigational regenerative medicine therapies intended to treat a serious condition and for which preliminary clinical evidence indicates a potential to address unmet medical needs for that condition.  During the RMAT discussion, which was reflected in subsequent meeting minutes issued by the FDA, Capricor asked whether the FDA would agree if HOPE-2, could serve as a registration study if HOPE-2 provides evidence that CAP-1002 is safe and effective in treating Duchenne muscular dystrophy. The FDA advised Capricor to request an end of phase meeting after completion of the trial to determine whether HOPE-2 could serve as the registration study.

The FDA also reiterated its support for the use of the Performance of the Upper Limb (PUL) 2.0 mid-level test, or the PUL 2.0, which is described in more detail below, as the primary efficacy endpoint for HOPE-2. In addition, the agency stated that the trial would need to provide evidence of clinically meaningful changes in the PUL, as well as other evidence supportive of CAP-1002 efficacy for patients with advanced Duchenne muscular dystrophy, in order to potentially serve as a registration trial.

The primary efficacy endpoint will be the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities will be measured through the PUL test, a validated test for skeletal muscle function in DMD. HOPE-2 will focus on the mid-level dimension of the PUL 2.0 – or the ability to use muscles from the elbow to the fingers, which are essential for operating wheelchairs and performing other daily functions. In HOPE-2, we may include additional secondary and exploratory endpoints such as cardiac function, pulmonary function testing, quality of life and additional measures.

Currently, we are evaluating several options with respect to the HOPE-2 trial, which includes a reduction in the number of patients to 20, a reduction in the dosing protocol for certain subjects as well as a data analysis to be conducted at the 6-month time-point as opposed to the originally designed 12-month time-point for certain subjects. We anticipate the interim data will be available in early Q3 2019. Continuation of enrollment and completion of the study as originally designed is dependent on the outcome of the interim analysis and our ability to secure additional funding.

While the trial was originally planned to be conducted at approximately 10-15 investigative sites in the U.S., we recently decided to terminate several sites which had not yet recruited any patients. Other operational aspects of the trial are being assessed and potentially reduced in order to conserve resources and meet the operational needs of the trial as they are re-defined.

Phase I/II HOPE-Duchenne Clinical Trial

We have completed the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in patients with cardiomyopathy associated with Duchenne muscular dystrophy, or DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either CAP-1002 on top of usual care or usual care only. In patients receiving CAP-1002, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients were observed over the course of 12 months. Efficacy was evaluated according to several exploratory outcome measures. This study was funded in part through a grant award from the California Institute for Regenerative Medicine, or CIRM. In January 2019, this study was published in the online issue of Neurology, the medical journal of the American Academy of Neurology.

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

We reported our 12-month data from the Hope-Duchenne trial at a Late-Breaking Science session of the American Heart Association Scientific Sessions 2017. As shoulder function had already been lost in most of the HOPE participants, investigators used the combined mid-distal PUL subscales to assess changes in skeletal muscle function and found significant improvement in those treated with CAP-1002 in a defined post-hoc analysis. Among the lower-functioning patients, defined as patients with a baseline mid-distal PUL score < 55 out of 58, investigators reported sustained or improved motor function at 12 months in 8 of 9 (89%) patients treated with CAP-1002 as compared to none (0%) of the usual care participants (p=0.007).

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

Additionally, in 2018 we conducted an open-label extension of the Hope-Duchenne trial, or HOPE-OLE, where 8 patients who were randomized into the control group of the HOPE-Duchenne trial were given two doses of CAP-1002. We have completed enrollment and treatment of the patients in the HOPE-OLE trial. In January 2019, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM allowed us to use excess funds from our grant award to fund, in part, certain activities associated with HOPE-OLE.

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

In May 2017, we announced that a pre-specified administrative interim analysis performed on six-month follow-up data from the ALLSTAR trial demonstrated a low probability (futility) of achieving a statistically-significant difference in the 12-month primary efficacy endpoint of percent change from baseline infarct size as a percentage of left ventricular mass, measured by cardiac MRI. At six months, a near-statistically-significant (p=0.05) reduction of mean end-diastolic volume, as well as a trend of reduction of mean end-systolic volume, were seen in the CAP-1002 treatment group. There was no notable difference between treatment groups with respect to the change in ejection fraction. There were no safety signals in the CAP-1002 treatment cohort. Based on the results of the interim analysis, we elected to forego further MRI analyses and transition all patients in ALLSTAR to long-term follow-up. At this time, all long-term follow-up has been terminated and we expect to incur no further material expenses related to the ALLSTAR trial.

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

Investigator Sponsored Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor is providing the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years.

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

CAP-2003 is comprised of exosomes secreted by CDCs which are shown to mediate many of the effects that are observed with the CDCs, including anti-inflammatory, pro-angiogenic, anti-apoptotic, and anti-fibrotic effects. We are currently conducting studies in pre-clinical models of various conditions to explore the possible therapeutic benefits that CAP-2003 may possess. It is unknown at this time when an IND will be submitted for any particular indication. Additionally, in pre-clinical studies, we are exploring the use of CAP-2003 as a potential vehicle for delivering therapies to targeted tissues in the human body.

In July 2018, Capricor, Inc. entered into a Cooperative Research and Development Agreement with the U.S. Army Institute of Surgical Research pursuant to which the parties agreed to cooperate in research and development on the evaluation of CAP-2003 for the treatment of trauma related injuries and conditions, which are now the third leading cause of death in the U.S. At this time, we are considering various strategic options with respect to this program.

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

On September 25, 2018, Capricor and CSMC entered into a Sixth Amendment to the Exosomes License Agreement (the “Sixth License Amendment”). Under the Sixth License Amendment, the milestone deadline for filing an IND for at least one product has been extended to December 31, 2019. If the Company does not file an IND by December 31, 2019, or negotiate an additional extension of the milestone deadline, CSMC would have the option to convert the exclusive license to a non-exclusive license or to a co-exclusive license or terminate the license under Title 35, Section 203 of the United States Code. Prior to exercising such option, Capricor has the opportunity to cure the failure to file an IND for a period of 90 days after its receipt of written notice from CSMC of its intent to exercise its option.

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

On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive option right to exploit CAP-1002 as well as certain CSps and CDCs in the field of cardiology. Capricor has retained full rights to CAP-1002 in all indications as a result of this decision. Capricor also has an irrevocable, fully paid-up non-exclusive license under patents controlled by Janssen utilized in the production of the clinical trial materials manufactured pursuant to the CMC development plan between Capricor and Janssen and a non-exclusive perpetual license to publish, disclose and use the information of Janssen that was utilized in the production of the clinical trial materials manufactured pursuant to the CMC development plan. On August 7, 2018, the Company entered into an Exclusive License Agreement with Janssen pursuant to which Janssen granted Capricor an exclusive worldwide license to all rights to Janssen’s know-how to exploit CDC-cells and CDC-product in the field as described in the previous Janssen Agreement.

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

Manufacturing

Capricor presently maintains its laboratory, research and manufacturing facilities in leased premises located at CSMC, or the Facilities Lease. In that portion of the leased premises where we manufacture CAP-1002 and plan to manufacture CAP-2003, we believe that we follow good manufacturing practices to the extent that they are applicable to our clinical programs, but our premises are not approved as a current Good Manufacturing Practices, or cGMP, facility, for the manufacture of commercial product. Capricor manufactured CAP-1002 in this facility for our previous studies we have continued to do so for our HOPE-2 clinical trial.

In addition to manufacturing CAP-1002 for its own clinical trials, Capricor has agreed to provide CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. If we elect to not extend the term of our Facilities Lease, Capricor would have to secure alternative facilities in which to manufacture its products, which would involve a significant monetary investment and would negatively impact the progress of our planned clinical trials and regulatory approvals. In addition, we would have to establish a collaboration agreement with a third party or build out our own manufacturing facility for any commercial scale manufacturing or a Phase III trial.

In November 2017, Capricor entered into a Master Services Agreement with WuXi AppTech, Inc., or WuXi, for the development, manufacturing and testing of our CAP-1002 product candidate. The Agreement allowed us to begin our technology transfer process in anticipation of potential commercial scale manufacturing and/or later stage clinical trials. We completed the initial stages of the technology transfer process and subsequently decided to terminate the agreement to conserve resources.

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

CAP-2003:

The process for manufacturing CAP-2003 starts with the proprietary process of creating a cell bank from donor heart tissue through the expansion of CDCs. Afterwards, exosomes are isolated from the expanded CDCs. After these exosomes are prepared, formulated, filled, tested, and validated, the exosomes product becomes available for therapeutic use. We believe that the allogeneic, acellular nature of exosomes enables us to potentially create a scalable cell-derived product.

Research and Development

Capricor’s research and development program has been advanced in part through federal and state grants and loan awards totaling over approximately $28.0 million to date. Our ongoing research and development activities primarily concern CDCs and CDC exosomes, and are focused on the characterization of their composition and actions, the evaluation of their therapeutic potential in selected disease settings, the development of next generation product candidates, and the identification of new technologies and indications. Capricor spent approximately $12.1 million and $10.8 million on research and development activities for the years ended December 31, 2018 and 2017, respectively.

Competition

We are engaged in fields that are characterized by extensive worldwide research and competition by pharmaceutical companies, medical device companies, specialized biotechnology companies, hospitals, physicians and academic institutions, both in the United States and abroad. The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of the organizations competing with us have substantially greater financial resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies, and research organizations actively engaged in research and development of products which may target the same indications as our product candidates. We expect any future products and product candidates we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects, and convenience of treatment procedures. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. The drugs that we are attempting to develop will have to compete with existing and future therapies. Our future success will depend in part on our ability to maintain a competitive position with respect to evolving cell therapy and exosome technologies. There can be no assurance that existing or future therapies developed by others will not render our potential products obsolete or noncompetitive. In addition, companies pursuing different but related fields represent substantial competition. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

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

A therapeutic product candidate being studied in clinical trials may be made available for treatment of individual patients, in certain circumstances. Pursuant to the 21st Century Cures Act (Cures Act), which was signed into law in December 2016, the manufacturer of an investigational product for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational product.

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

Other Healthcare Fraud and Abuse Laws

In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including, but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (such as the Office of Inspector General and the Health Resources and Service Administration), the U.S. Department of Justice, or the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018, or CCPA, which takes effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by HIPAA and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents.

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

Employees

Currently, we have 18 full-time employees and four part-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We have also retained several consultants to perform various operational and administrative functions. Certain officers of Capricor are also serving as officers of the Company.

Description of Property

We do not own any real property. Our principal offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The lease was amended several times since it was originally executed, in each case extending the term of the lease. On January 11, 2019, Capricor entered into a Fourth Lease Amendment with The Bubble Real Estate Company, LLC. Under the terms of the Fourth Lease Amendment, the lease term extension commenced on January 1, 2019 and will end on December 31, 2019 with a base rent of $25,867 per month.

The Facilities Lease which Capricor entered into with CSMC is for a term of three years commencing June 1, 2014 and replaced the month-to-month lease that was previously in effect between CSMC and Capricor. On August 10, 2017, the Company and CSMC entered into the First Amendment to the Facilities Lease effective August 1, 2017, or the First Amendment, pursuant to which the term of the Facilities Lease was extended for an additional 12-month period, and the Company was granted an option to further extend the term for an additional 12-month period thereafter through July 31, 2019. Under the First Amendment, the total monthly rent increased from approximately $19,350 to $19,756. In addition, pursuant to the First Amendment, the premises covered by the Facilities Lease now also include the manufacturing facility currently being utilized by Capricor. In lieu of further increasing the monthly rental payment set forth in the First Amendment, the Company has also agreed to provide doses of CAP-1002 for use in CSMC’s clinical trials for a negotiated amount of monetary compensation. On September 7, 2018, Capricor entered into a Second Amendment to the CSMC Facilities Lease pursuant to which Capricor was granted two consecutive 1-year options to extend the term of the Facilities Lease through July 31, 2021. We are planning to enter into a Third Amendment to the CSMC Facilities Lease reducing the square footage of the leased premises, which would result in a rent reduction of approximately $4,000 per month. The premises leased from CSMC are located at 8700 Beverly Blvd., Los Angeles, California 90048.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As of December 31, 2018, we had cash and cash resources, including marketable securities and restricted cash, totaling approximately $7.5 million. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

From inception, we have financed our operations through public and private sales of our equity and debt securities, grants from the National Institutes of Health, or NIH, and the Department of Defense, or DoD, and a loan commitment and grant award from the California Institute for Regenerative Medicine, or CIRM. In December 2013 we also entered into a collaboration agreement with Janssen Biotech, Inc., or Janssen, which provided funding for the development of our cell manufacturing program, including CAP-1002. As we have not generated any revenue from commercial sales to date and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our ongoing clinical trials and plans for new clinical trials and product development.

Recently, we implemented certain cost cutting measures including a reduction in the size of our workforce in order to conserve cash resources. Based on our available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Report on Form 10-K. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Other than our cash on hand and the funds expected to be received from our supplying product for clinical trials sponsored by CSMC and the DoD grant award which fund ongoing pre-clinical work, we currently have no commitments or arrangements for any additional financing to fund the research and clinical development of CAP-1002 or CAP-2003.

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

Given our capital constraints, we need to prioritize spending on our clinical and pre-clinical programs. If we are unable to raise sufficient funds to support our current and planned operations, we may elect to discontinue certain of our ongoing activities or programs. For example, we have suspended enrollment in our HOPE-2 trial until we are able to secure additional funding. Our inability to raise additional funds could also prevent us from taking advantage of opportunities to pursue promising new or existing programs in the future.

Our forecasts regarding our beliefs in the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, cost and results of our research and development activities, especially our HOPE-2 clinical trial, the HOPE-OLE, and our ongoing exosomes program;
•	the availability of funding from government programs including CIRM, the NIH, and DoD;
•	the costs of developing adequate manufacturing processes and facilities;
•	the costs associated with and timing of regulatory approval;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs and risks involved in conducting clinical trials and manufacturing operations internationally;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;
•	the cost and timing of completion of clinical and commercial-scale outsourced manufacturing activities; and
•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

We and our auditors have substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2018 with respect to this uncertainty. Our 2018 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs, and our stockholders could lose all, or a significant portion, of their investment in us.

We have a history of net losses, and we expect losses to continue for the foreseeable future. In addition, a number of factors may cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We have a history of net losses, expect to continue to incur substantial net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approval for any of our product candidates. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors:

•	our need for substantial additional capital to fund our trials and development programs;
•	delays in the commencement, enrollment, and timing of clinical testing;
•	the success of our DMD program through all stages of clinical development;
•	the viability of CAP-1002 as a potential product candidate for the treatment of DMD and the success of all stages of its clinical development;
•	the viability of CAP-2003 as a potential product candidate and the success of all stages of its pre-clinical and clinical development;
•	any delays in regulatory review and approval of our product candidates in clinical development;
•	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
•	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;
•	regulatory difficulties relating to products that are in development or which may receive regulatory approval;
•	market acceptance of our product candidates;

•	our ability to establish an effective sales and marketing infrastructure once our products are commercialized or to establish partnerships with other companies who have greater sales and marketing capabilities;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to obtain and protect intellectual property rights;
•	competition from existing products or new products that may emerge;
•	guidelines and recommendations of therapies published by various organizations;
•	the ability of patients to obtain coverage of, or sufficient reimbursement for, our products;
•	our ability to maintain adequate insurance policies;
•	our ability to successfully manufacture our product candidates in sufficient quantities and on a timely basis to meet clinical trial and potential commercial demand;
•	our dependency on third parties to formulate and manufacture our product candidates;
•	our ability to maintain our current manufacturing facility, including our ability to achieve and maintain current Good Manufacturing Practices, or cGMP, certification, and to secure other facilities as determined to be necessary;
•	costs related to and outcomes of potential intellectual property litigation;
•	compliance with obligations under intellectual property licenses with third parties;
•	our ability to seek and obtain regulatory approvals for our product candidates;
•	our ability to implement additional internal systems and infrastructure;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	the ability of members of our senior management who have limited experience in managing a public company to manage our business and operations.

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

Our corporate headquarters and manufacturing facilities are located in the greater Los Angeles, California area, a region known for seismic activity, as well as being susceptible to drought and fires. A significant natural disaster, such as an earthquake, flood or fire, occurring at our headquarters or manufacturing facilities, or at the facilities of any third-party manufacturer or vendor, could have a material adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the United States, and specifically the Los Angeles, California region, could cause damage or disruption to us, our employees, facilities, contractors and collaborators, which could have a material adverse effect on our business, financial condition and results of operations.

A breakdown or breach of our information technology systems could subject us to liability or interrupt the operation of our business.

We are increasingly dependent upon information technology systems and data, especially if we expand our clinical trials and therefore our databases of patient information. Our computer systems are potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our information technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. While we continue to build and improve our information systems and infrastructure and believe we have taken appropriate security measures to minimize these risks to our data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

We have not completed the development of any product candidates and may not have products to sell commercially for several years, if at all. Our product candidates will require substantial additional research and development time and expense, as well as extensive clinical trials and perhaps additional pre-clinical testing, prior to commercialization, which may never occur. There can be no assurance that product candidates will be developed successfully, perform in the manner anticipated, or be commercially viable. For example, due to budgetary constraints, we have suspended enrollment in our HOPE-2 trial until we are able to secure additional funding and have completed our planned interim analysis. We have also closed several sites that were originally part of the trial.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to do so, the FDA may not permit us to proceed.

We hope to file additional investigational new drug applications, or INDs, over the next several years. However, the timing of our filing of these INDs is primarily dependent on receiving further data from our pre-clinical studies, and our timing of filing on all product candidates is subject to further research. Additionally, our submission of INDs is contingent upon having sufficient financial resources to prepare and complete the application.

We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of such clinical trials. Any IND we submit could be denied by the FDA or the FDA could place any future investigation of ours on clinical hold until we provide additional information, either before or after clinical trials are initiated. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Unfavorable future trial results or other factors, such as insufficient capital to continue development of a product candidate or program, could also cause us to voluntarily withdraw an effective IND.

The Company has limited experience in conducting clinical trials, which are complex and subject to strict regulatory oversight.

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

To receive regulatory approval for the commercial sale of our product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. Further, the contemplated reduction in the number of patients in the HOPE-2 trial may impact the statistical power of the trial and we can provide no assurances that such changes will produce data that is sufficient for regulatory approval. In addition, the results of our clinical trials may show that our product candidates are ineffective or may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities. In addition, negative, delayed or inconclusive results may result in:

•	the withdrawal of clinical trial participants;
•	the termination of clinical trial sites or entire trial programs;
•	costly litigation arising out of the trials;
•	substantial monetary awards to patients or other claimants;
•	impairment of our business reputation;
•	loss of revenues; and
•	the inability to commercialize our product candidates.

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

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. A clinical trial may be suspended or terminated by the Company, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials require us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates. We may be required to withdraw from a clinical trial as a result of changing standards of care, or we may become ineligible to participate in clinical studies. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

•	findings in pre-clinical studies;
•	reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, vendors and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, vendors and trial sites;
•	obtaining regulatory clearance to commence a clinical trial;
•	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;
•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;

•	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size of the patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the inability of the sites to conduct trial procedures properly, the inability of the sites to devote their resources to the trial, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
•	retaining patients who have initiated their participation in a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;
•	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;
•	complying with design protocols of any applicable special protocol assessment we receive from the FDA;
•	severe or unexpected drug-related side effects experienced by patients in a clinical trial;
•	collecting, analyzing and reporting final data from the clinical trials;
•	breaches in quality of manufacturing runs that compromise all or some of the doses made; positive results in FDA-required viral testing; karyotypic abnormalities in our cell product; or contamination in our manufacturing facilities, all of which events would necessitate disposal of all cells made from that source;
•	availability of materials provided by third parties necessary to manufacture our product candidates;
•	availability of adequate amounts of acceptable tissue for preparation of master cell banks for our products;
•	requirements to conduct additional trials and studies, and increased expenses associated with the services of the Company’s CROs and other third parties; and

•	meeting logistical requirements for the delivery of investigational product.

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

Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing, or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed or will not be realized. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same or similar indications may have been introduced to the market and already established a competitive advantage. Any delays in obtaining regulatory approvals may:

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

In addition to manufacturing CAP-1002 for its own clinical trials, Capricor has agreed to provide CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor is providing the necessary number of doses and will receive a negotiated amount of monetary compensation therefor.

Providing product for clinical trials sponsored by third parties poses significant risks for the Company as we will not have control over the conduct of the trial even though we have used our reasonable best efforts to ensure that the investigative sites are contractually bound to follow the protocol and other procedures established by Capricor. Additionally, even though the investigative sites have experience in conducting clinical trials, any adverse event that may occur during the trial may have a negative impact on our efforts to obtain regulatory approval for our product. There are no assurances that the clinical trial sites will perform the studies in accordance with the protocol, the manuals provided by Capricor or the sponsor’s instructions, or otherwise act in accordance with applicable law. There is no assurance that if research injuries are sustained, any insurance carrier will compensate Capricor for any liabilities or other losses sustained by Capricor arising out of these injuries.

Our products face a risk of failure due to adverse immunological reactions.

A potential risk of an allogeneic therapy such as that being tested by the Company with CAP-1002 is that patients might develop an immune response to the cells being infused. Such an immune response may induce adverse clinical effects which would impact the safety and efficacy of the Company’s products and the success of our trials. Additionally, if research subjects have pre-existing antibodies or other immune sensitization to our cells, our cells and the therapy could potentially be rendered ineffective which could have a negative impact on the regulatory pathway for our product as well as the viability for other potential indications. After a patient in the HOPE-2 trial had a serious adverse event in the form of anaphylaxis, we put a voluntary hold on dosing in December 2018 to develop a plan to manage potential allergic reactions. The investigation suggests that the patient may have been allergic to something contained in the investigational product, including an excipient, or inactive ingredient, in the formulation. To reduce the risk of future events, we initiated a pre-medication strategy commonly used by physicians to prevent and treat allergic reactions. We cannot provide any assurances that this will not happen again in the HOPE-2 trial or any future studies. If these or other reactions continue to occur, it could have a material adverse impact on our ability to receive approval of our product candidates, and could result in substantial delays, increased costs and potentially termination of the trial.

Our business faces significant government regulation, and there is no guarantee that our product candidates will receive regulatory approval.

Our research and development activities, pre-clinical studies, anticipated human clinical trials, and anticipated manufacturing and marketing of our potential products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, as well as by regulatory authorities in other countries. In the United States, our product candidates are subject to regulation as biological products or as combination biological products/medical devices under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other statutes, and as further provided in the Code of Federal Regulations. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. These regulations can be subject to substantial and significant interpretation, addition, amendment or revision by the FDA and by the legislative process. The FDA may determine that we will need to undertake clinical trials beyond those currently planned. Furthermore, the FDA may determine that results of clinical trials do not support approval for the product. Similar determinations may be encountered in foreign countries. The FDA will continue to monitor products in the market after approval, if any, and may determine to withdraw its approval or otherwise seriously affect the marketing efforts for any such product. The same possibilities exist for trials to be conducted outside of the United States that are subject to regulations established by local authorities and local law. Any such determinations would delay or deny the introduction of our product candidates to the market and have a material adverse effect on our business, financial condition, and results of operations.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, other federal agencies and corresponding state agencies to ensure strict compliance with good manufacturing practices, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, nor can we guarantee that we will maintain compliance with such regulations in regards to our own manufacturing processes. Other risks include:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;
•	regulatory authorities may withdraw their approval of the IND or the product or require us to take our approved products off the market;
•	we may be required to change the way the product is manufactured or administered, and we may be required to conduct additional clinical trials or change the labeling of our products;
•	we may have limitations on how we promote our products; and
•	we may be subject to litigation or product liability claims.

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

To the extent we conduct business in the European Union, or EU, we will also have to comply with the EU General Data Protection Regulation, or the GDPR, which was officially adopted in April 2016 and went into effect in May 2018. The GDPR introduces new data protection requirements in the EU, as well as substantial fines for breaches of data protection rules. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.

Additionally, the U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. As we expand our business outside of the United States, ensuring compliance with the FCPA and the laws of other countries will involve additional monetary and time commitments on behalf of the Company.

Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. If any of our products were granted accelerated approval, the FDA could require post-marketing confirmatory trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. FDA may withdraw approval of a drug or indication approved under the accelerated approval pathway if any of the following were to occur: a trial required to verify the predicted clinical benefit of the product fails to verify such benefit; other evidence demonstrates that the product is not shown to be safe or effective under the conditions of use; the applicant fails to conduct any required post-approval trial of the drug with due diligence; or the applicant disseminates false or misleading promotional materials relating to the product. In addition, the FDA currently requires as a condition for accelerated approval the pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Given the number of recent high-profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the FDA’s efforts to assure the safety of marketed drugs have resulted in the proposal of new legislation addressing drug safety issues. If enacted, any new legislation could result in delays or increased costs during the period of product development, clinical trials, and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us to conduct costly studies or increase the time for us to become profitable. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more of our intended indications.

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

Although we do not currently have any products on the market, if our therapeutic candidates or clinical trials become covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

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

Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are seeking greater upfront discounts, additional rebates and other concessions to reduce the prices for pharmaceutical products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed, and such efforts have expanded substantially in recent years. These developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price. For example, in the U.S., in 2010, the U.S. Congress passed the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the healthcare industry and impose additional policy reforms. Among the provisions of the ACA addressing coverage and reimbursement of pharmaceutical products, of importance to our potential therapeutic candidates are the following:

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

Recently, the current U.S. administration and U.S. Congress have expressed a desire to modify, repeal, or otherwise invalidate all or certain provisions of the ACA, which contributes to the uncertainty of the ongoing implementation and impact of the ACA and also underscores the potential for additional health care reform going forward. For example, a recently enacted federal income tax law effective January 1, 2019 repealed what is commonly referred to as the “individual mandate,” a tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage.

Separately, pursuant to the health reform legislation and related initiatives, the Centers for Medicare and Medicaid Services, or CMS, is working with various healthcare providers to develop, refine, and implement Accountable Care Organizations, or ACOs, and other innovative models of care for Medicare and Medicaid beneficiaries, including the Bundled Payments for Care Improvement Initiative, the Comprehensive Primary Care Initiative, the Duals Demonstration, and other models. The continued development and expansion of ACOs and other innovative models of care will have an uncertain impact on any future reimbursement we may receive for approved therapeutics administered by these organizations.

The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.

As a biotechnology company, our operations, clinical trial activities and interactions with healthcare providers may be subject to extensive regulation in the U.S., particularly if we receive FDA approval for any of our products in the future. For example, if we receive FDA approval for a product for which reimbursement is available under a federal healthcare program (e.g., Medicare, Medicaid), it would be subject to a variety of federal laws and regulations, including those that prohibit the filing of false or improper claims for payment by federal healthcare programs (e.g., the federal FCA), prohibit unlawful inducements for the referral of business reimbursable by federal healthcare programs (e.g., the federal Anti-Kickback Statute), and require disclosure of certain payments or other transfers of value made to U.S.-licensed physicians and teaching hospitals or other entities subject to the Open Payments regulations. We are not able to predict how third parties will interpret these laws and apply applicable governmental guidance and may challenge our practices and activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, our operations and financial condition.

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

The U.S. federal budget remains in flux, which could, among other things, cut Medicare payments to providers. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact President Trump's administration and the U.S. Congress may have on the federal budget. Following the most recent federal elections, Congress has again focused on reducing the cost of drugs and other medical treatments. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Risks Related to the Manufacturing of our Product Candidates

We have limited manufacturing capability and may not be able to maintain our manufacturing licenses.

We presently maintain our laboratories, research and manufacturing facilities in leased premises at CSMC in Los Angeles, California. In that portion of the leased premises where we manufacture CAP-1002 and plan to manufacture CAP-2003, we believe that we follow good manufacturing practices, but it is not a cGMP approved facility. Capricor manufactured CAP-1002 in this facility for tour previous clinical studies as well as our HOPE-2 clinical trial and HOPE-OLE trials. In addition to manufacturing CAP-1002 for its own clinical trials, Capricor has agreed to provide CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC.

Our plans to use this facility for future trials could change if we decide to expand any of our clinical trials to include international sites, such as in Europe or if we fail to meet the specifications necessary to produce our product in a qualified manner. Currently, we also intend to utilize our premises at CSMC to develop and manufacture CAP-2003. Currently, our Facilities Lease is scheduled to expire on July 31, 2019. However, on September 7, 2018 we entered into the Second Amendment to the Facilities Lease with CSMC pursuant to which we were given two consecutive 1-year options enabling us to extend the term of our Facilities Lease to July 31, 2021. There can be no assurance that the Facilities Lease will be continued beyond July 31, 2021. If the Facilities Lease with CSMC is terminated or expires, we would have to secure alternative facilities in which to operate our research and development activities and/or manufacture our products, which would involve a significant monetary investment and would negatively impact the progress of our clinical trials and regulatory approvals. In addition, we will have to establish a collaboration agreement with a third party or build out our own manufacturing facility for any commercial scale manufacturing or a Phase III trial.

In November 2017, Capricor entered into a Master Services Agreement with WuXi AppTech, Inc., or WuXi, for the potential development, manufacturing and testing of our CAP-1002 product candidate. The Agreement allowed us to begin our technology transfer process in anticipation of potential commercial scale and/or later stage clinical trials. We completed the initial stages of the technology transfer process and subsequently decided to terminate the agreement to conserve resources. Concurrently, Capricor is internally developing additional process development improvements in anticipation of commercial scale and/or later stage clinical trials which may affect the timing of our technology transfer.

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

We obtain the donor hearts from which our CDCs are manufactured from organ procurement organizations, or OPOs. There is no guarantee that the OPOs which currently provide donor hearts to us will be able to continue to supply us with donor hearts in the future or, in that case, that an alternative OPO will be available to us. If those OPOs or an alternative OPO is not able or willing to supply us with donor hearts, we would be unable to produce our CDCs or exosomes and the development of our lead product candidates would be significantly impaired and possibly terminated. Additionally, OPOs are subject to regulations of various government agencies. There is no guarantee that laws and regulations pursuant to which our OPOs provide donor hearts will not change, making it more difficult or even impossible for the OPOs to continue to supply us with the hearts we need to produce our product.

We have no prior experience in manufacturing products for large clinical trials or commercial use.

Our manufacturing experience has been limited to manufacturing CAP-1002 for the ALLSTAR, DYNAMIC and HOPE-Duchenne clinical trials, the ongoing CSMC trials and our current HOPE-2 and HOPE-OLE clinical trials. Our experience in the manufacturing of exosomes is even more limited. We have no prior history or experience in manufacturing our allogeneic product or any other product for any other clinical use and no experience manufacturing any product for large clinical trials or commercial use. Our product candidates have not previously been tested in any large trials to show safety or efficacy, nor are they available for commercial use. We face risks of manufacturing failures and risks of making products that are not proven to be safe or effective.

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

We have not established our own manufacturing facilities sufficient for the production of CAP-1002 for a Phase III trial or for commercial purposes. Also, our resources and expertise to formulate or manufacture this product candidate are limited. If we were to conduct such a trial or reach the commercialization stage, we may have to engage one or more manufacturers to manufacture, supply, store, and distribute drug supplies for such purposes. If CAP-1002 receives FDA approval, we may need to rely on one or more third-party contractors to manufacture supplies of this drug candidate which may cause delays to our ability to sell commercially. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We may be unable to identify manufacturers needed to manufacture our product candidates on acceptable terms or at all, because the number of potential manufacturers is limited, and subsequent to approval of an NDA or BLA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products or the devices after receipt of FDA approval, if any.
•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.
•	Our third-party manufacturers might be unable to manufacture or supply us with sufficient quantities of acceptable materials necessary for the development or use of our product candidates.
•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the materials needed to manufacture or utilize our product candidates.
•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Our success will depend in large part on our ability to obtain, maintain, and defend patents on our product candidates, obtain licenses to use third-party technologies, protect our trade secrets and operate without infringing the proprietary rights of others. Legal standards regarding the scope of claims and validity of biotechnology patents are uncertain and evolving. There can be no assurance that our pending, in-licensed or owned patent applications will be approved, or that challenges will not be instituted against the validity or enforceability of any patent licensed-in or owned by us. Additionally, we have entered into various confidentiality agreements with employees and third parties. There is no assurance that such agreements will be honored by such parties or enforced in whole or part by the courts. The cost of litigation to uphold the validity and prevent infringement of a patent is substantial. Furthermore, there can be no assurance that others will not independently develop substantially equivalent technologies not covered by patents to which we have rights or obtain access to our know-how. In addition, the laws of certain countries may not adequately protect our intellectual property. Our competitors may possess or obtain patents on products or processes that are necessary or useful to the development, use, or manufacture of our product candidates.

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

Some of our technology has resulted, and will result, from research funded by agencies of the U.S. government and the State of California. As a result of such funding, the U.S. government and the State of California have certain rights in the technology developed with the funding. These rights include a non-exclusive, non-transferable, irrevocable, paid-up, worldwide license to practice or have practiced for or on behalf of the government such inventions. In addition, in certain circumstances, the government has the right to “march in” and require us to grant third parties licenses to such technology, such as if we fail to take effective steps to achieve practical application of such inventions.

The licenses by which we have obtained some of our intellectual property are subject to the rights of the funding agencies. We also rely upon non-patented proprietary know-how and trade secrets. There can be no assurance that we can adequately protect our rights in such non-patented proprietary know-how and trade secrets, or that others will not independently develop substantially equivalent proprietary information or techniques or gain access to our proprietary know-how and trade secrets. Any of the foregoing events could have a material adverse effect on us. In addition, if any of our trade secrets, know-how or other proprietary information were to be disclosed, or misappropriated, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

In September 2011, the Leahy-Smith America Invents Act, (the AIA), was signed into law. The AIA includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the AIA, the United States transitioned in March 2013 to a first-inventor-to-filesystem i. Third parties are allowed to submit prior art before the issuance of a patent by the U.S. Patent and Trademark Office, or (the USPTO), and may become involved in opposition, derivation, post-grant review, inter partes review, or interference proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our or our licensors’ patent rights, which could adversely affect our competitive position.

The USPTO has developed new and untested regulations and procedures to govern the full implementation of the AIA, and many of the substantive changes to patent law associated with the AIA, and in particular, the first-inventor-to-file provisions, became effective in March 2013. The AIA has also introduced procedures that may make it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the AIA contains new statutory provisions that still require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents and those licensed to us.

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

We have licensed certain patent and other intellectual property rights that cover cardiospheres (CSps), and cardiosphere-derived cells (CDCs), (including our CAP-1002 and CAP-1001 product candidates) from Università Degli Studi Di Roma La Sapienza, or the University of Rome, The Johns Hopkins University, or JHU, and CSMC. We have also licensed certain patent and other intellectual property rights from CSMC that cover extracellular vesicles (EVs), such as exosomes derived from CDCs (CDC-XO), including our CAP-2003 product candidate. Under the license agreements with the University of Rome and JHU, those institutions prosecute and maintain their patents and patent applications in collaboration with us. We rely on these institutions to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by these institutions have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. Under our Amended and Restated Exclusive License Agreement with CSMC and our Exclusive License Agreement with CSMC, as the same have been amended, we have assumed, in coordination with CSMC, financial responsibility for the prosecution and maintenance of all patents and patent applications. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would also be subject to the cooperation of the University of Rome, JHU and CSMC.

In October 2014, we entered into a Transfer Agreement with Medtronic, Inc., or Medtronic, pursuant to which we received an assignment of patent rights that were owned or co-owned by Medtronic relating to natriuretic peptides. Under the Transfer Agreement, we had responsibility for the prosecution and maintenance of such patents and patent applications at our expense. We cannot be certain that the activities conducted by Medtronic prior to our acquisition of these patents and patent rights were conducted in compliance with applicable law and regulations, or will result in valid and enforceable patents. In early 2017, we decided to terminate our development program with respect to natriuretic peptides and to cease prosecution of all of the natriuretic peptide patents and patent applications assigned to the Company and have offered to reassign to Medtronic rights to certain patent applications obtained through the Transfer Agreement. Medtronic has elected not to accept a reassignment of those patent rights. As we are no longer funding the maintenance of these patents, they will eventually terminate.

The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent laws regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States. The biopharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license for third-party patents. Further, if any of our patents are determined by legal authority to be invalid and/or unenforceable, it could impact our ability to commercialize or license our technology.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make products that are similar to our product candidates but that are not covered by the claims of any of our patents;
•	we might not have been the first to make the inventions covered by any issued patents or patent applications we may have (or third parties from whom we license intellectual property may have);
•	we might not have been the first to file patent applications for these inventions;
•	it is possible that any pending patent applications we may have will not result in issued patents;
•	any issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;
•	we may not develop additional proprietary technologies that are patentable or protectable under trade secrets law; and
•	the patents of others may have an adverse effect on our business.

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

We may incur substantial costs as a result of litigation or other adversarial proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

If we choose to go to court to stop a third party from using the inventions covered by our patents, that individual or company has the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources, even if we were successful in discontinuing the infringement of our patents. In addition, there is a risk that the court will determine that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe these patents. In addition, the U.S. Supreme Court has modified certain legal tests so as to make it harder to obtain patents from the USPTO, and to defend issued patents against invalidity challenges. As a consequence, issued patents may be found to contain invalid claims according to the revised legal standards. Some of our own or in-licensed patents may be subject to challenge and subsequent invalidation in a variety of post-grant proceedings, before the Patent Trial and Appeal Board (the PTAB) of the USPTO or in litigation under the revised legal standards, which make it more difficult to defend the validity of claims in already issued patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect the results of our operations and divert the attention of managerial and technical personnel. There is a risk that a court could determine that we or our commercialization partners are infringing the third party’s patents and order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court could order us or our partners to pay the other party damages for having violated the other party’s patents. We have agreed to indemnify certain of our commercial partners against certain patent infringement claims brought by third parties. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products, manufacturing processes or methods of use. The coverage of patents is subject to claim construction by the courts, which is not always predictable or reasonable. If we are sued for patent infringement, we would need to demonstrate that our products, manufacturing processes or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a proof by clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

We may be subject to claims that we or our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

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

We are dependent on patents, trade secrets, know-how and proprietary technology, both our own and that licensed from others. We have several license agreements, including with the University of Rome, JHU and CSMC. These licenses may be terminated upon certain conditions, including in some cases, if we fail to meet certain minimum funding or spending requirements, fail to take certain developmental actions, fail to pay certain minimum royalties, or fail to maintain the licensed intellectual property. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including: the scope of rights granted under the license agreement and other contract interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patent and other rights to third parties under collaborative development relationships; our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

We have entered into certain license agreements for certain intellectual property rights which are essential to enable us to develop and commercialize our products. Agreements have been entered into with the University of Rome, JHU and CSMC, which is also a shareholder of ours. Each of those agreements provides for an exclusive license to certain patents and other intellectual property and requires the payment of fees, milestone payments and/or royalties to the institutions that will reduce our net revenues, if and to the extent that we have future revenues. Each of those agreements also contains additional obligations that we are required to satisfy. There is no guarantee that we will be able to satisfy all of our obligations under our license agreements to each of the institutions and that such license agreements will not be terminated. Each of the institutions receives funding from independent sources such as the NIH and other private not-for-profit sources and are investigating scientific and clinical questions of interest to their own principal investigators as well as the scientific and clinical communities at large. These investigators (including Capricor, Inc.’s founder, Dr. Eduardo Marbán, who is the Director of the Smidt Heart Institute at CSMC) are under no obligation to conduct, continue, or conclude either current or future studies utilizing our cell therapy or exosomes technology, and they are not compelled to license any further technologies or intellectual property rights to us, except as may be stated in the applicable licensing agreements between those institutions and us. Changes in these collaborators’ research interests or their funding sources away from our technology would have a material adverse effect on us. We are substantially dependent on our relationships with these institutions from which we license the rights to our technologies and know-how. If requirements under our license agreements are not met, including meeting defined milestones, we could suffer significant harm, including losing rights to our product candidates.

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

Commencing in 2009, we received several grants from the NIH and DoD to fund various projects. Some of these awards remain subject to annual and quarterly reporting requirements. If we fail to meet these requirements, the NIH or DoD could cease further funding.

On February 5, 2013, we entered into the CIRM Loan Agreement, pursuant to which CIRM agreed to disburse approximately $19.8 million to us over a period of approximately three and one-half years to support Phase II of our ALLSTAR clinical trial. Under the CIRM Loan Agreement, we were required to repay the CIRM loan with interest at maturity. So long as we were not in default, the Loan Agreement had provisions allowing for forgiveness of the debt after the end of the project period, if we elected to abandon the project under certain circumstances. On November 17, 2017, we gave notice to CIRM that we were electing to abandon the CIRM-funded project pursuant to the Loan Agreement and on December 11, 2017, Capricor and CIRM entered into Amendment No. 3 to the CIRM Notice of Loan Award whereby the total loan balance under the CIRM Loan Agreement was forgiven by CIRM thereby terminating Capricor’s and the Company’s obligation to repay the loan balance. The Company classified the forgiveness of the loan payable, consisting of principal and accrued interest, of approximately $15.7 million as “other income” in our Consolidated Statement of Operations and Comprehensive Income (Loss). The decision to terminate the Loan Award and forgive the loan balance was due to the abandonment of the ALLSTAR project at the end of the project period in accordance with Section 4.10 of the Loan Agreement and Article VII, Section I of the CIRM Loan Administration Policy.

Additionally, on June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, the HOPE-Duchenne trial. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. If CIRM determines, in its sole discretion, that Capricor has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements or pursue other remedies as allowed by law. In addition, the terms of the CIRM Award include a co-funding requirement pursuant to which Capricor is required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. If Capricor fails to satisfy its co-funding requirement, the amount of the CIRM Award may be proportionately reduced. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

If we enter into strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

If we do not establish strategic partnerships, we will have to undertake development and commercialization efforts with respect to our product candidates on our own, which would be costly and adversely impact our ability to commercialize any future products or product candidates. If we enter into any strategic partnerships with pharmaceutical, biotechnology or other life science companies, we will be subject to a number of risks, including:

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

We depend and will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs, vendors and strategic partners to conduct our pre-clinical and clinical trials under agreements with us. We negotiate budgets and contracts with CROs, vendors and study sites which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, any Phase III clinical trials which we may conduct must be conducted with biologic product produced under cGMP and may require a large number of test patients. Biologic products for commercial purposes must also be produced under cGMP. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws and regulations.

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

We have experienced employee turnover from time to time, including involving some of our key employees. The loss of any of our current key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to the Company’s success, both to enable the Company to grow, and to allow the Company to replace any employees or consultants whose relationships with the Company have been terminated. The market for employees with experience in the cell therapy industry is especially competitive, and we may not be able to recruit employees needed to develop and manufacture our products, or be able to retain the employees whom we do recruit. In early 2019, in an effort to reduce costs and preserve our capital, we reduced our workforce by 21 employees, most of whom were engaged in manufacturing and product development.

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

An element of our business strategy includes potentially partnering with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates, including the cash and other resources we need for such development and potential commercialization. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. If we are unable to negotiate strategic partnerships for our product candidates, we may be forced to curtail the development of a particular candidate, reduce, delay or terminate its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not secure sufficient funds, we will not be able to complete our trials or bring our product candidates to market and generate product revenue.

We have no experience selling, marketing, or distributing products and no current internal capability to do so.

The Company currently has no sales, marketing, or distribution capabilities. We do not anticipate having resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Our future success depends, in part, on our ability to enter into and maintain sales and marketing collaborative relationships, or on our ability to build sales and marketing capabilities internally. If we enter into a sales and marketing collaborative relationship, then we will be dependent upon the collaborator’s strategic interest in the products under development, and such collaborator’s ability to successfully market and sell any such products. If any of our product candidates are cleared for commercialization, we intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that such collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources, and time will be required to establish and develop an in-house marketing and sales force with sufficient technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

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

There have been public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the Patient Protection and Affordable Care Act as well as to make changes to Medicare and Medicaid. While we cannot predict the timing or impact of any specific changes to applicable laws, the U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could decrease the amount of reimbursement available from governmental and other third-party payors for our products.

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

The Company has obtained clinical trial insurance coverage for its clinical trials. However, such insurance coverage may not reimburse the Company or the levels of coverage may not be sufficient to reimburse it for expenses or losses it may suffer or for its indemnification obligations. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on us and, if judgments exceed our insurance coverage, could significantly decrease our cash position and adversely affect our business.

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

We cannot accurately predict the outcome or timing of future expenditures that may be required to comply with comprehensive federal, state and local environmental laws and regulations. We must comply with environmental laws that govern, among other things, all emissions, waste water discharge and solid and hazardous waste disposal, and the remediation of contamination associated with generation, handling and disposal activities. To date, the Company has not incurred significant costs and is not aware of any significant liabilities associated with its compliance with federal, state and local environmental laws and regulations. However, both federal and state environmental laws have changed in recent years and the Company may become subject to stricter environmental standards in the future and may face large capital expenditures to comply with environmental laws. We have limited capital and we are uncertain whether we will be able to pay for significantly large capital expenditures that may be required to comply with new laws. Also, future developments, administrative actions or liabilities relating to environmental matters may have a material adverse effect on our financial condition or results of operations.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. Our operating results may fluctuate from period to period for a number of reasons, and as a result, our stock price may be subject to significant fluctuations. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	our financial condition, including our need for additional capital, as well as the terms of that additional capital;

•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical endpoints;

•	announcements concerning clinical trials;

•	failure or delays in entering drug candidates into clinical trials;

•	failure or discontinuation of any of our research or development programs;

•	developments in establishing new strategic alliances or with existing alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	issues with the supply or manufacturing of any devices or materials needed to manufacture or utilize our drug candidates;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	the risks and costs of increased operations, including clinical and manufacturing operations, on an international basis;
•	market acceptance of our drugs, when they enter the market;

•	third-party healthcare coverage and reimbursement policies;

•	litigation or public concern about the safety of our drug candidates or drugs or the operations of the Company;

•	issuance of new or revised securities analysts’ reports or recommendations;

•	additions or departures of key personnel;
•	potential delisting of our stock from the Nasdaq Stock Market; or

•	volatility in the stock prices of other companies in our industry.

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

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, none of which are currently issued or currently outstanding. If issued, our Board of Directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that is senior to our common stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends, additional registration rights, anti-dilution protection, and the right to the redemption of such shares, together with other rights, none of which will be afforded holders of our common stock.

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

The projections and forecasts that our management may provide from time to time (including, but not limited to, those relating to timing, progress and anticipated results of clinical development, regulatory processes, clinical trial timelines and any anticipated benefits of our product candidates) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this prospectus should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such. Additionally, final data may differ significantly from preliminary reported data.

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

As of December 31, 2018, our executive officers, directors and holders of five percent or more of our outstanding common stock, together with their respective affiliates, owned over 35% of our outstanding common stock. The interests of these stockholders may not be the same as, or may even conflict with the interests of our other stockholders. These stockholders, acting individually or as a group, will have substantial influence over the outcome of a corporate action of the Company requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards, and we expect to issue additional stock awards and shares of common stock in the future. Exercise of these awards and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

As of December 31, 2018, there were approximately 31.4 million shares of common stock outstanding and outstanding awards to purchase approximately 7.0 million shares of common stock under various incentive stock plans of the Company. Additionally, as of December 31, 2018, there were approximately 0.6 million shares of common stock available for future issuance under various incentive plans. We may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our various incentive plans. The issuance of additional shares of common stock or warrants to purchase common stock and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

If our minimum bid price stays below $1.00 per share, our common stock may be subject to delisting from the Nasdaq Capital Market.

On December 26, 2018, we received a notice from Nasdaq indicating that we have not been in compliance with the minimum bid requirement set forth in Nasdaq Rule 5550(a)(2) for a period of 30 consecution business days, due to the closing bid price for shares of our common stock remaining below $1.00 from November 8, 2018 through December 24, 2018. In accordance with Nasdaq Rule 5810(c)(3)(A), we have been provided a compliance period of 180 calendar days from the date of the Notice, or until June 24, 2019, to regain compliance with the minimum closing bid price requirement. We can achieve compliance with the minimum closing bid price requirement if, during the compliance period, the minimum closing bid price per share of our common stock is at least $1.00 for a minimum of ten consecutive business days. We anticipate that our common stock will continue to be listed and traded on The Nasdaq Capital Market during the compliance period(s). We previously received notices of listing deficiencies on June 27, 2017 and June 29, 2017, and were able to resolve the deficiencies, but there is no assurance that we would be able to resolve this listing deficiency. To the extent that we are unable to resolve this listing deficiency, there is a risk that our common stock may be delisted from The Nasdaq Capital Market and would then likely trade only on the over-the-counter market, or the OTC. If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and it may be difficult to attract security analysts’ coverage. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.

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

We do not own any real property. Our principal offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. The lease has been amended several times since it was originally executed, in each case extending the term of the lease. On January 11, 2019, Capricor entered into a Fourth Lease Amendment with The Bubble Real Estate Company, LLC. Under the terms of the Fourth Lease Amendment, the lease term extension commenced on January 1, 2019 and will end on December 31, 2019 with a base rent of $25,867 per month.

The Facilities Lease which Capricor entered into with CSMC is for a term of three years commencing June 1, 2014 and replaced the month-to-month lease that was previously in effect between CSMC and Capricor. On August 10, 2017, the Company and CSMC entered into the First Amendment to the Facilities Lease effective August 1, 2017, or the First Amendment, pursuant to which the term of the Facilities Lease was extended for an additional 12-month period, and the Company was granted an option to further extend the term for an additional 12-month period thereafter through July 31, 2019. Under the First Amendment, the total monthly rent increased from approximately $19,350 to $19,756. In addition, pursuant to the First Amendment, the premises covered by the Facilities Lease now also include the manufacturing facility currently being utilized by Capricor. In lieu of further increasing the monthly rental payment set forth in the First Amendment, the Company has also agreed to provide doses of CAP-1002 for use in CSMC’s clinical trials for a negotiated amount of monetary compensation. On September 7, 2018, Capricor entered into a Second Amendment to the CSMC Facilities Lease pursuant to which Capricor was granted two consecutive 1-year options to extend the term of the Facilities Lease through July 31, 2021. We are planning to enter into a Third Amendment to the CSMC Facilities Lease reducing the square footage of the leased premises, which would result in a rent reduction of approximately $4,000 per month. The premises leased from CSMC are located at 8700 Beverly Blvd., Los Angeles, California 90048.

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

	High	Low
Year ended December 31, 2017
First Quarter	$3.40	$2.18
Second Quarter	3.29	0.63
Third Quarter	3.03	0.67
Fourth Quarter	3.45	1.46

Year ended December 31, 2018
First Quarter	$2.09	$1.28
Second Quarter	1.58	1.26
Third Quarter	1.49	1.02
Fourth Quarter	1.08	0.32

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 28, 2019, we had 122 holders of record of common stock, not including holders who held in “street name.”

Dividends

We have never declared or paid a dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The ability of our Board of Directors to declare a dividend is subject to limits imposed by Delaware corporate law.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

Recent Sales of Unregistered Securities

On December 31, 2018, we granted 24,996 shares of our common stock, par value $0.001 per share, or Common Stock, to a consulting firm as consideration for consulting services provided to us by the consulting firm. The shares of our Common Stock granted to the consulting firm were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. The consulting firm represented to the Company that it was acquiring the Common Stock solely for investment and not with a view to the distribution thereof or with any intention of distributing or reselling any of the Common Stock.

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

Drug Candidates

Our Product Candidates

We currently have four drug candidates, two of which are in various stages of active development. Our current research and development efforts have been focused on CAP-1002 and CAP-2003. In 2018 we commenced enrollment of patients in a clinical trial of CAP-1002 in patients with DMD called HOPE-2. CAP-1002 was also the subject of three previous clinical trials conducted by us. Recently, we decided to end the long term follow-up which had been ongoing in our previously completed trials. CAP-1002 is also currently being investigated in two additional trials sponsored by CSMC, which are the REGRESS trial investigating heart failure with preserved ejection fraction and the ALPHA trial investigating pulmonary arterial hypertension. Although, we are not the sponsor of these trials, we are providing the CAP-1002 investigational product for use in the trials. We are also evaluating CAP-2003 in pre-clinical studies for the treatment of various indications. CAP-1001 (autologous CDCs) was the subject of the CSMC and JHU-sponsored Phase I CADUCEUS trial and is not in active development. Both CAP-1002 and CAP-1001 are derived from cardiospheres, or CSps, and we do not plan to develop CSps as a therapeutic.

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

Phase II HOPE-2 Clinical Trial

HOPE-2 is a randomized, double-blind, placebo-controlled clinical trial which is being conducted at multiple sites located in the United States. Originally, HOPE-2 was designed as an 84 patient clinical trial, but we are pursuing a sample size re-estimation that will likely lead to a significant reduction in the number of DMD patients. To date, we have enrolled 20 patients in our HOPE-2 clinical trial. The clinical trial will evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and on a stable regimen of systemic glucocorticoids. While there are many clinical initiatives in DMD, HOPE-2 is one of the very few to focus on non-ambulant patients. These boys and young men are looking to maintain what function they have in their arms and hands, and Capricor’s previous study of a single intracoronary dose of CAP-1002 provided preliminary evidence of efficacy that CAP-1002 may be able to help DMD patients retain, or slow the loss of, upper limb function.

After a patient in the trial had a serious adverse event in the form of anaphylaxis, we put a voluntary hold on dosing in December 2018 to develop a plan to manage potential allergic reactions. The investigation suggests that the patient may have been allergic to something contained in the investigational product, including an excipient, or inactive ingredient, in the formulation. To reduce the risk of future events, we initiated a pre-medication strategy commonly used by physicians to prevent and treat allergic reactions. After an approximate one month period, the FDA and the Data and Safety Monitoring Board (DSMB) granted us permission to resume enrollment in the study.

In June 2017, we had a meeting with the FDA to discuss potential clinical endpoints that could be used for registration strategies for CAP-1002 in the DMD indication. The minutes of the meeting indicated the FDA's willingness to accept Capricor's proposal to use the Performance of the Upper Limb, or PUL, test as the basis for the primary efficacy endpoint for clinical studies in support of a Biologics License Application, or BLA. The PUL test is an outcomes instrument that was specifically designed to assess upper limb function in ambulant and non-ambulant patients with DMD. In December 2018, we met again with the FDA as part of the expedited review afforded under the RMAT designation. The FDA grants the RMAT designation to investigational regenerative medicine therapies intended to treat a serious condition and for which preliminary clinical evidence indicates a potential to address unmet medical needs for that condition.  During the RMAT discussion, which was reflected in subsequent meeting minutes issued by the FDA, Capricor asked whether the FDA would agree if HOPE-2, could serve as a registration study if HOPE-2 provides evidence that CAP-1002 is safe and effective in treating Duchenne muscular dystrophy. The FDA advised Capricor to request an end of phase meeting after completion of the trial to determine whether HOPE-2 could serve as the registration study.

The FDA also reiterated its support for the use of the Performance of the Upper Limb (PUL) 2.0 mid-level test, or the PUL 2.0, which is described in more detail below, as the primary efficacy endpoint for HOPE-2. In addition, the agency stated that the trial would need to provide evidence of clinically meaningful changes in the PUL, as well as other evidence supportive of CAP-1002 efficacy for patients with advanced Duchenne muscular dystrophy, in order to potentially serve as a registration trial.

The primary efficacy endpoint will be the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities will be measured through the PUL test, a validated test for skeletal muscle function in DMD. HOPE-2 will focus on the mid-level dimension of the PUL 2.0 – or the ability to use muscles from the elbow to the fingers, which are essential for operating wheelchairs and performing other daily functions. In HOPE-2, we may include additional secondary and exploratory endpoints such as cardiac function, pulmonary function testing, quality of life and additional measures.

Currently, we are evaluating several options with respect to the HOPE-2 trial, which includes a reduction in the number of patients to 20, a reduction in the dosing protocol for certain subjects as well as a data analysis to be conducted at the 6-month time-point as opposed to the originally designed 12-month time-point for certain subjects. We anticipate the interim data will be available in early Q3 2019. Continuation of enrollment and completion of the study as originally designed is dependent on the outcome of the interim analysis and our ability to secure additional funding.

While the trial was originally planned to be conducted at approximately 10-15 investigative sites in the U.S., we recently decided to terminate several sites which had not yet recruited any patients. Other operational aspects of the trial are being assessed and potentially reduced in order to conserve resources and meet the operational needs of the trial as they are re-defined.

Phase I/II HOPE-Duchenne Clinical Trial

We have completed the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in patients with cardiomyopathy associated with Duchenne muscular dystrophy, or DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either CAP-1002 on top of usual care or usual care only. In patients receiving CAP-1002, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients were observed over the course of 12 months. Efficacy was evaluated according to several exploratory outcome measures. This study was funded in part through a grant award from the California Institute for Regenerative Medicine, or CIRM. In January 2019, this study was published in the online issue of Neurology, the medical journal of the American Academy of Neurology.

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

We reported our 12-month data from the Hope-Duchenne trial at a Late-Breaking Science session of the American Heart Association Scientific Sessions 2017. As shoulder function had already been lost in most of the HOPE participants, investigators used the combined mid-distal PUL subscales to assess changes in skeletal muscle function and found significant improvement in those treated with CAP-1002 in a defined post-hoc analysis. Among the lower-functioning patients, defined as patients with a baseline mid-distal PUL score < 55 out of 58, investigators reported sustained or improved motor function at 12 months in 8 of 9 (89%) patients treated with CAP-1002 as compared to none (0%) of the usual care participants (p=0.007).

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

Additionally, in 2018 we conducted an open-label extension of the Hope-Duchenne trial, or HOPE-OLE, where 8 patients who were randomized into the control group of the HOPE-Duchenne trial were given two doses of CAP-1002. We have completed enrollment and treatment of the patients in the HOPE-OLE trial. In January 2019, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM allowed us to use excess funds from our grant award to fund, in part, certain activities associated with HOPE-OLE.

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

In May 2017, we announced that a pre-specified administrative interim analysis performed on six-month follow-up data from the ALLSTAR trial demonstrated a low probability (futility) of achieving a statistically-significant difference in the 12-month primary efficacy endpoint of percent change from baseline infarct size as a percentage of left ventricular mass, measured by cardiac MRI. At six months, a near-statistically-significant (p=0.05) reduction of mean end-diastolic volume, as well as a trend of reduction of mean end-systolic volume, were seen in the CAP-1002 treatment group. There was no notable difference between treatment groups with respect to the change in ejection fraction. There were no safety signals in the CAP-1002 treatment cohort. Based on the results of the interim analysis, we elected to forego further MRI analyses and transition all patients in ALLSTAR to long-term follow-up. At this time, all long-term follow-up has been terminated and we expect to incur no further material expenses related to the ALLSTAR trial.

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

Investigator Sponsored Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor is providing the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years.

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

CAP-2003 is comprised of exosomes secreted by CDCs which are shown to mediate many of the effects that are observed with the CDCs, including anti-inflammatory, pro-angiogenic, anti-apoptotic, and anti-fibrotic effects. We are currently conducting studies in pre-clinical models of various conditions to explore the possible therapeutic benefits that CAP-2003 may possess. It is unknown at this time when an IND will be submitted for any particular indication. Additionally, in pre-clinical studies, we are exploring the use of CAP-2003 as a potential vehicle for delivering therapies to targeted tissues in the human body.

In July 2018, Capricor, Inc. entered into a Cooperative Research and Development Agreement with the U.S. Army Institute of Surgical Research pursuant to which the parties agreed to cooperate in research and development on the evaluation of CAP-2003 for the treatment of trauma related injuries and conditions, which are now the third leading cause of death in the U.S. At this time, we are considering various strategic options with respect to this program.

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

Results of Operations for the fiscal years ended December 31, 2018 and 2017

Revenue

Collaboration Income.  As a result of the Janssen Agreement, collaboration income for the years ended December 31, 2018 and 2017 was zero and approximately $1.4 million, respectively. On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive license option under the Janssen Agreement. Additionally, there are no further activities ongoing in connection with the Collaboration with Janssen and all revenue was recognized as of June 30, 2017.

Grant Income. Grant income for the years ended December 31, 2018 and 2017 was approximately $1.0 million and $1.1 million, respectively. The decrease in grant income of approximately $0.1 million in 2018 as compared to 2017 is primarily due to the timing of grant activities. The pre-clinical phase of the NIH grant award came to completion during the third quarter of 2018.

Miscellaneous Income. Miscellaneous income for the years ended December 31, 2018 and 2017 was approximately $0.7 million and $0.2 million, respectively. The miscellaneous income was related to providing cells for investigational purposes for clinical trials sponsored by CSMC, which began in the third quarter of 2017.

Operating Expenses

General and Administrative Expenses. G&A expenses for the years ended December 31, 2018 and 2017 were approximately $4.9 million and $4.8 million, respectively. The increase of approximately $0.1 million in G&A expenses in the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily attributable to investor relations expenses.

Research and Development Expenses. R&D expenses for the years ended December 31, 2018 and 2017 were approximately $12.1 million and $10.8 million, respectively. The increase of approximately $1.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily due to the timing of clinical development activities of CAP-1002 (HOPE-Duchenne, HOPE-2 and HOPE-OLE clinical trials). These activities resulted in an increase of approximately $3.3 million. Furthermore, for the year ended December 31, 2018, there was a decrease of approximately $1.3 million related to reduced clinical development expenses in connection with the ALLSTAR clinical trial. Additionally, there was a decrease of approximately $0.8 million in research and development expenses related to CAP-1002 and CAP-2003 for the year ended December 31, 2018 as compared to the same period in 2017.

Other Expenses

Interest Expense. Interest expense for the years ended December 31, 2018 and 2017 was zero and $398,807, respectively. The decrease in interest expense in 2018 as compared to 2017 is due to the forgiveness of the CIRM Loan Award in December 2017.

Forgiveness of Loan Payable. Forgiveness of loan payable, a non-cash income, was approximately $15.7 million for the year ended December 31, 2017. Forgiveness of loan payable included $14,405,857 in principal and $1,248,276 in accrued interest. No forgiveness of loan payable was recorded for the year ended December 31, 2018.

Products Under Active Development

 CAP-1002 – The development of CAP-1002 is in its developmental stages. We expect to spend approximately $3.0 million to $5.0 million during 2019 on the clinical development of CAP-1002, which expenses are primarily related to our HOPE-2 clinical trial. These figures are largely dependent on whether or not we reinitiate enrollment in the HOPE-2 trial. That determination will depend on the results of our planned interim analysis and our ability to secure additional funding.

CAP-2003 – We expect to spend approximately $0.5 million to $1.5 million during 2019 on pre-clinical and other research expenses related to the CAP-2003 program, a portion of which will be offset by our grant award from the DoD. Capricor is currently engaged in pre-clinical testing of CAP-2003 to explore its therapeutic potential, including studies that could potentially enable an IND. We have received a grant from the DoD for up to approximately $2.4 million to be used towards the development of a scalable, commercially-ready process to manufacture CAP-2003. As of December 31, 2018, the Company has approximately $0.7 million available under this grant award, pursuant to the terms of the award.

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

Cenderitide – We acquired the rights to Cenderitide in 2006. In February 2017, we terminated the Amended and Restated Technology License Agreement with the Mayo Foundation for Medical Education and Research to more efficiently focus our resources and efforts on our CAP-1002 and CAP-2003 programs. We do not expect any further expenses with respect to this product candidate.

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and CAP-2003 programs cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Liquidity and Capital Resources for the fiscal years ended December 31, 2018 and 2017

The following table summarizes our liquidity and capital resources as of and for each of our last two fiscal years, and our net increase (decrease) in cash and cash equivalents as of and for each of our last two fiscal years and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	December 31, 2018	December 31, 2017
Cash and cash equivalents	$4,259	$6,140
Working capital	$7,216	$14,042
Stockholders’ equity (deficit)	$4,616	$11,227

	Years ended December 31,
Cash flow data	2018	2017
Cash provided by (used in):
Operating activities	$(13,862)	$(14,231)
Investing activities	4,672	4,982
Financing activities	6,853	11,580
Net increase (decrease) in cash and cash equivalents	$(2,337)	$2,331

Our total cash and cash equivalents, not including restricted cash, as of December 31, 2018 was approximately $4.3 million compared to approximately $6.1 million as of December 31, 2017. The decrease in cash and cash equivalents from December 31, 2017 as compared to December 31, 2018 is due to a loss from operations of approximately $15.3 million incurred during 2018. Total marketable securities, consisting primarily of U.S. treasuries, were approximately $3.0 million as of December 31, 2018, as compared to approximately $8.0 million as of December 31, 2017. As of December 31, 2018, we had approximately $4.6 million in total liabilities. As of December 31, 2018, we had approximately $7.2 million in net working capital. We had a net loss of approximately $15.2 million for the year ended December 31, 2018.

Cash used in operating activities was approximately $13.9 million and $14.2 million for the years ended December 31, 2018 and 2017, respectively. The difference of approximately $0.3 million in cash from operating activities is primarily due to a decrease of approximately $1.4 million from a change in accounts payable and accrued liabilities and an increase of approximately $1.4 million in the change in deferred revenue for the year ended December 31, 2018 as compared to the same period in 2017. Furthermore, there was an increase of $17.6 million in net loss for the year ended December 31, 2018 as compared to the same period in 2017 primarily due to forgiveness of loan payable in the amount of approximately $15.7 million. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $4.7 million and $5.0 million for the years ended December 31, 2018 and 2017, respectively. The decrease in cash provided by investing activities for the year ended December 31, 2018 as compared to the same period of 2017 is primarily due to the net effect from purchases, sales, and maturities of marketable securities as well as additional equipment purchases.

We had cash flow provided by financing activities of approximately $6.9 million and $11.6 million for the years ended December 31, 2018 and 2017, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2018 as compared to the same period of 2017 is primarily due to the net proceeds from the sale of common stock. During 2017 we received net proceeds of approximately $11.1 million compared to approximately $6.7 million over the same period of 2018. Furthermore, we received $0.5 million in loan proceeds under our CIRM Loan Agreement in 2017 compared to no proceeds received in 2018.

From inception through December 31, 2018, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development. We expect that if we are unable to raise additional capital, our current cash on hand will not be able to fund operations for a period of 12 months or more. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

As of March 28, 2019, the Company has sold an aggregate of 7,986,741 common shares under the October 2017 ATM Program at an average price of approximately $1.40 per common share for net proceeds of approximately $10.8 million.

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

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement with the Investors. Pursuant to the terms of the Registration Rights Agreement, the Company was obligated (i) to prepare and file with the SEC a registration statement to register for resale the shares issued in the Private Placement, and (ii) to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. The Company would have been required to pay to each Investor liquidated damages equal to 1.0% of the aggregate purchase price paid by such Investor pursuant to the Subscription Agreements for the shares per month (up to a cap of 10.0%) if it had not met certain obligations with respect to the registration of the shares, subject to certain conditions. Pursuant to its obligations under the Registration Rights Agreement, the Company registered for resale the shares issued in the Private Placement pursuant to a registration statement on Form S-3 (File No. 333-219188), which was filed with the SEC on July 7, 2017 and declared effective on July 17, 2017.

March 2017 Common Stock Sales Agreement. On March 31, 2017, the Company entered into a Common Stock Sales Agreement, or the March Sales Agreement, with Wainwright under which we could, from time to time, issue and sell shares of our common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $5.0 million, or the March 2017 ATM Program. The common stock was distributed at the market prices prevailing at the time of sale. The March Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the March 2017 ATM Program were issued pursuant to the 2015 S-3. A prospectus supplement relating to the March 2017 ATM Program was filed with the SEC on April 3, 2017.

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

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, the Company completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of December 31, 2018, the Company’s liability balance for the CIRM Award was $3.4 million, of which approximately $0.3 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

On August 8, 2017, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved the Company’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization, or CMO, which will help enable Capricor to offer access to CAP-1002 to patients from the control arm of the HOPE-Duchenne trial via an open-label extension protocol. On September 7, 2018, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to technology transfer. On January 23, 2019, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to the HOPE-OLE clinical trial.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 for HLHS. Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of December 31, 2018, approximately $0.7 million has been incurred under the terms of the NIH grant award. At this time, we are in the process of closing out this grant award, subject to completing customary close-out documentation with no additional expenses expected to be incurred.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. As of December 31, 2018, approximately $1.7 million has been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of December 31, 2018.

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

Revenue Recognition

For contracts completed as of December 31, 2017, revenue was recognized in accordance with ASC 605 and other standards which have been superseded for subsequent fiscal years. The Company applied ASU 606 using the modified retrospective approach for all contracts in process as of January 1, 2018.

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

Miscellaneous Income

Revenue is recognized in connection with the delivery of doses which were developed as part of our past R&D efforts. Income is recorded when the Company has satisfied the obligations as identified in the contracts with the customer. Miscellaneous income is due upon billing. Miscellaneous income is based on contracts with fixed transaction prices.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and issued additional clarification throughout 2018. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. The Company expects to elect the optional transition method to apply the standard as of January 1, 2019 the effective date and therefore, it will not apply the standard to comparative periods. The Company will not apply the recognition requirements to short-term leases and will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company also expects to elect the available package of practical expedients in transition which would allow it to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company continues to finalize the impact of the ASU on its processes, disclosures, and internal controls over financial reporting. Based on the procedures performed to date, the Company does not expect to record any cumulative-effect impact through retained earnings on the adoption date.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): clarifying the interaction between Topic 808 and Topic 606. The amendments in the update clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account; adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 when an entity is assessing whether the collaborative arrangement or a party of the arrangement is within the scope of Topic 606; requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The amendments for this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of December 31, 2018, the fair value of our cash, cash equivalents, including restricted cash, and marketable securities was approximately $7.5 million. Additionally, as of December 31, 2018, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts. Capricor did not have any investments with significant exposure to the subprime mortgage market issues.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Capricor Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Capricor Therapeutics, Inc. and Subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations, resulting in an accumulated deficit of approximately $66.7 million as of December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Encino, California

March 28, 2019

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,259,266	$6,140,135
Marketable securities	2,997,150	7,984,800
Restricted cash	285,831	742,002
Grant receivable	204,868	344,575
Prepaid expenses and other current assets	724,184	501,164

TOTAL CURRENT ASSETS	8,471,299	15,712,676

PROPERTY AND EQUIPMENT, net	574,206	372,096

OTHER ASSETS
Intangible assets, net of accumulated amortization of $209,910 and $166,634, respectively	49,772	93,048
Other assets	151,788	95,969

TOTAL ASSETS	$9,247,065	$16,273,789

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,148,853	$1,496,251
Accounts payable and accrued expenses, related party	106,366	174,424

TOTAL CURRENT LIABILITIES	1,255,219	1,670,675

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,376,259	3,376,259

TOTAL LIABILITIES	4,631,478	5,046,934

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 31,387,729 and 26,270,491 shares issued and outstanding, respectively	31,388	26,271
Additional paid-in capital	71,310,720	62,736,783
Accumulated other comprehensive income	12,393	11,620
Accumulated deficit	(66,738,914)	(51,547,819)

TOTAL STOCKHOLDERS' EQUITY	4,615,587	11,226,855

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,247,065	$16,273,789

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Years ended December 31,
	2018	2017

REVENUE
Revenue	$1,671,356	$2,666,340

TOTAL REVENUE	1,671,356	2,666,340

OPERATING EXPENSES
Research and development	12,066,800	10,766,095
General and administrative	4,931,642	4,762,642

TOTAL OPERATING EXPENSES	16,998,442	15,528,737

LOSS FROM OPERATIONS	(15,327,086)	(12,862,397)

OTHER INCOME (EXPENSE)
Investment income	135,991	38,494
Interest expense	-	(398,807)
Forgiveness of loan payable	-	15,654,133

TOTAL OTHER INCOME (EXPENSE)	135,991	15,293,820

NET INCOME (LOSS)	(15,191,095)	2,431,423

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	773	8,096

COMPREHENSIVE INCOME (LOSS)	$(15,190,322)	$2,439,519

Net income (loss) per share - basic	$(0.52)	$0.10
Weighted average number of shares - basic	29,410,973	23,193,278
Net income (loss) per share - diluted	$(0.52)	$0.09
Weighted average number of shares - diluted	29,410,973	26,788,076

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2016 THROUGH DECEMBER 31, 2018

	COMMON STOCK
			ADDITIONAL PAID-	OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2016	21,399,019	$21,399	$49,951,165	$3,524	$(53,979,242)	$(4,003,154)

Issuance of common stock, net of fees	4,811,472	4,812	11,068,340	-	-	11,073,152

Stock-based compensation	-	-	1,710,698	-	-	1,710,698

Unrealized gain on marketable securities	-	-	-	8,096	-	8,096

Stock options exercised	60,000	60	6,580	-	-	6,640

Net income	-	-	-	-	2,431,423	$2,431,423

Balance at December 31, 2017	26,270,491	$26,271	$62,736,783	$11,620	$(51,547,819)	$11,226,855

Issuance of common stock, net of fees	4,687,021	4,687	6,709,637	-	-	6,714,324

Stock-based compensation	54,162	54	1,725,536	-	-	1,725,590

Unrealized gain on marketable securities	-	-	-	773	-	773

Stock options exercised	376,055	376	138,764	-	-	139,140

Net loss	-	-	-	-	(15,191,095)	(15,191,095)

Balance at December 31, 2018	31,387,729	$31,388	$71,310,720	$12,393	$(66,738,914)	$4,615,587

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Years ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,191,095)	$2,431,423
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	157,652	144,174
Stock-based compensation	1,725,590	1,710,698
Forgiveness of loan payable	-	(15,654,133)
Change in assets - (increase) decrease:
Receivables	139,707	(121,240)
Prepaid expenses and other current assets	(223,020)	(158,272)
Other assets	(55,819)	(34,543)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	(347,398)	(1,542,073)
Accounts payable and accrued expenses, related party	(68,058)	(314,793)
Accrued interest	-	398,807
CIRM liability	-	276,259
Deferred revenue	-	(1,367,186)

NET CASH USED IN OPERATING ACTIVITIES	(13,862,441)	(14,230,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(18,011,577)	(18,986,194)
Proceeds from sales and maturities of marketable securities	23,000,000	24,000,000
Purchases of property and equipment	(316,486)	(32,185)

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,671,937	4,981,621

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	6,714,324	11,073,152
Proceeds from loan payable	-	500,000
Proceeds from stock options	139,140	6,640

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,853,464	11,579,792

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,337,040)	2,330,534

Cash, cash equivalents, and restricted cash balance at beginning of period	6,882,137	4,551,603

Cash, cash equivalents, and restricted cash balance at end of period	$4,545,097	$6,882,137

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Cash, cash equivalents and marketable securities as of December 31, 2018 were approximately $7.3 million, compared to approximately $14.1 million as of December 31, 2017. On October 19, 2017, the Company entered into a Common Stock Sales Agreement (the “October Sales Agreement”) with Wainwright to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $14.0 million (the “October 2017 ATM Program”) through Wainwright, as sales agent. As of March 28, 2019, the Company has sold an aggregate of 7,986,741 common shares under the October 2017 ATM Program at an average price of approximately $1.40 per common share for net proceeds of approximately $10.8 million (see Note 3 – “Stockholders’ Equity” and Note 10 – “Subsequent Events”). Furthermore, as of March 28, 2019, the Company has approximately $2.8 million available for future issuance under the October 2017 ATM Program until it expires in accordance with its terms. The Company will not be able to issue and sell any additional shares under the October 2017 ATM Program following expiration of the Company’s shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the U.S. Securities and Exchange Commission (“SEC”) on September 28, 2015 and declared effective by the SEC on October 26, 2015 (the “2015 S-3”). Unless the 2015 S-3 is earlier terminated, the last day that we will be able to issue and sell additional shares under the 2015 S-3 is April 23, 2019.

The Company has been awarded various grant and loan awards, which fund, in part, various pre-clinical and clinical activities (see Note 2 – “Loan Payable” and Note 6 – “Government Grant Awards”). As of December 31, 2018, the Company has approximately $0.7 million available under these grants and awards for disbursement, pursuant to the terms of each of the respective awards.

The Company’s principal uses of cash are for research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

The Company’s future expenditures and capital requirements may be substantial and will depend on many factors, including, but not limited to, the following:

•	the timing and costs associated with its clinical trials and pre-clinical studies;
•	the timing and costs associated with the manufacturing of its product candidates;
•	the timing and costs associated with commercialization of its product candidates;
•	the number and scope of its research programs; and
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Based on the Company’s current estimates and largely dependent on our decision with respect to our HOPE-2 clinical trial, the Company believes it has sufficient cash to fund operations into the fourth quarter of 2019. In the first quarter of 2019, Capricor made certain operational adjustments to further reduce expenses by slowing down certain R&D efforts, decreasing headcount, and implementing further budget restrictions in order to preserve cash resources further. Based on the Company’s available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Report on Form 10-K. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan to address its financial position may include potentially seeking additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and other assets, and from government grants. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company will require substantial additional capital to fund operations. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms or at all. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. The Company would likely need to delay, or curtail or terminate portions of its clinical trial programs. To the extent the Company issues additional equity securities, its existing stockholders could experience substantial dilution.

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

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$4,259,266	$6,140,135
Restricted cash	285,831	742,002
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$4,545,097	$6,882,137

For the years ended December 31, 2018 and 2017, the Company had two awards with CIRM designated for specific use, a Loan Agreement with CIRM (the “CIRM Loan Agreement”) entered into on February 5, 2013 (see Note 2 – “Loan Payable”) in connection with the ALLSTAR Phase II clinical trial and the CIRM Award (see Note 6 – “Government Grant Awards”) related to the HOPE Phase I/II clinical trial. Restricted cash represents funds received under these awards which are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The restricted cash balance was approximately $0.3 million and $0.7 million as of December 31, 2018 and December 31, 2017, respectively, and is entirely related to the CIRM Award.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are excluded from net income (loss) and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $114,376 and $94,968 for the years ended December 31, 2018 and 2017, respectively.

Property and equipment consisted of the following at December 31:

	2018	2017
Furniture and fixtures	$46,709	$46,709
Laboratory equipment	936,480	619,994
Leasehold improvements	47,043	47,043
	1,030,232	713,746
Less accumulated depreciation	(456,026)	(341,650)
Property and equipment, net	$574,206	$372,096

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was $43,276 and $49,206 for the years ended December 31, 2018 and 2017, respectively. A summary of future amortization expense as of December 31, 2018 is as follows:

Years ended	Amortization Expense
2019	43,277
2020	4,330
2021	2,165

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the years ended December 31, 2018 and 2017.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with guidance issued by the FASB. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment related to long-lived assets was recorded for the years ended December 31, 2018 and 2017.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Miscellaneous Income

Revenue is recognized in connection with the delivery of doses which were developed as part of our past R&D efforts. Income is recorded when the Company has satisfied the obligations as identified in the contracts with the customer (see Note 9 – “Related Party Transactions”). Miscellaneous income is due upon billing. Miscellaneous income is based on contracts with fixed transaction prices.

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

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $89.4 million, available to reduce future taxable income, of which $76.1 million will begin to expire in 2026. The 2018 net operating loss generated of $13.3 million will carryforward indefinitely, but may be subject to an 80% limitation upon utilization. As of December 31, 2018, the Company had state net operating loss carryforwards of approximately $84.6 million, available to reduce future taxable income, which will begin to expire in 2028. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state laws based on ownership changes and the value of the Company’s stock. Additionally, currently, the Company has approximately $1.4 million of federal research and development credits and approximately $2.3 million of federal orphan drug credits, available to offset future taxable income. These federal research and development and orphan drug credits begin to expire in 2027 and 2035, respectively.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company incurred no interest or penalties for the years ended December 31, 2018 and 2017. The Company files income tax returns with the IRS and the California Franchise Tax Board.

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

DECEMBER 31, 2018 AND 2017

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $12.1 million and $10.8 million for the years ended December 31, 2018 and 2017, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive income (loss) was approximately $(15.2) million and $2.4 million for the years ended December 31, 2018 and 2017, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the years ended December 31, 2018 and 2017, the Company’s other comprehensive gain was $773 and $8,096, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

The Company reports earnings per share in accordance with FSAB ASC 260-10, Earnings per Share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings (loss) per share for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Numerator
Net income (loss)	$(15,191,095)	$2,431,423

Denominator
Weighted-average number of common shares outstanding	29,410,973	23,193,278
Dilutive effect of stock options	-	3,594,798

Common stock and common stock equivalents used for diluted earnings (loss) per share	29,410,973	26,788,076

Fair Value Measurements

Assets and liabilities recorded at fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

Level Input:	Input Definition:

Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following tables summarize the fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2018
	Level I	Level II	Level III	Total
Marketable Securities	$2,997,150	$-	$-	$2,997,150

	December 31, 2017
	Level I	Level II	Level III	Total
Marketable Securities	$7,984,800	$-	$-	$7,984,800

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

DECEMBER 31, 2018 AND 2017

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and issued additional clarification throughout 2018. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. The Company expects to elect the optional transition method to apply the standard as of January 1, 2019 the effective date and therefore, it will not apply the standard to comparative periods. The Company will not apply the recognition requirements to short-term leases and will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company also expects to elect the available package of practical expedients in transition which would allow it to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company continues to finalize the impact of the ASU on its processes, disclosures, and internal controls over financial reporting. Based on the procedures performed to date, the Company does not expect to record any cumulative-effect impact through retained earnings on the adoption date.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): clarifying the interaction between Topic 808 and Topic 606. The amendments in the update clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account; adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 when an entity is assessing whether the collaborative arrangement or a party of the arrangement is within the scope of Topic 606; requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The amendments for this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

For the years ended December 31, 2018 and 2017, interest expense under the CIRM loan was zero and $398,807, respectively.

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

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement with the Investors. Pursuant to the terms of the Registration Rights Agreement, the Company was obligated (i) to prepare and file with the SEC a registration statement to register for resale the shares issued in the Private Placement, and (ii) to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable, in each case subject to certain deadlines. The Company would have been required to pay to each Investor liquidated damages equal to 1.0% of the aggregate purchase price paid by such Investor pursuant to the Subscription Agreements for the shares per month (up to a cap of 10.0%) if it had not met certain obligations with respect to the registration of the shares, subject to certain conditions. Pursuant to its obligations under the Registration Rights Agreement, the Company registered for resale the shares issued in the Private Placement pursuant to a registration statement on Form S-3 (File No. 333-219188), which was filed with the SEC on July 7, 2017 and declared effective on July 17, 2017.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

3.	STOCKHOLDER’S EQUITY (Continued)

October 2017 Common Stock Sales Agreement

On October 19, 2017, the Company entered into the October Sales Agreement with Wainwright, establishing the October 2017 ATM Program. The common stock sold in the October 2017 ATM Program will be distributed at the market prices prevailing at the time of sale. The October Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. During 2018, the Company sold an aggregate of 4,687,021 shares under the October 2017 ATM Program at an average price of approximately $1.48 per common share for net proceeds of approximately $6.7 million. From the inception of the October 2017 ATM Program through March 28, 2019, the Company sold an aggregate of 7,986,741 shares under the October 2017 ATM Program at an average price of approximately $1.40 per common share for net proceeds of approximately $10.8 million (see Note 10 – “Subsequent Events”). The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.3 million.

Outstanding Shares

At December 31, 2018, the Company had 31,387,729 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the years ended December 31, 2018 and 2017:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2017	1,081,903	$4.01
Expired	(187)	2.27
Outstanding at December 31, 2017	1,081,716	$4.01
Expired	(235,643)	2.27
Outstanding at December 31, 2018	846,073	$4.50

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

	Warrants Outstanding
Grant Date	December 31, 2018	December 31, 2017	Exercise Price per Share	Expiration Date

11/20/2013	-	235,643	$2.27	11/20/2018
3/16/2016	846,073	846,073	$4.50	3/16/2019
	846,073	1,081,716

Restricted Stock

In December 2017, the Company entered into an agreement with a consulting firm pursuant to which the Company agreed to grant 12,500 shares of restricted stock, which fully vested in February 2018 upon completion of services. In June 2018, the Company granted the consulting firm an additional 16,666 shares of restricted stock which was fully vested. Furthermore, in June 2018, the Company agreed that at the end of December 2018, Capricor will issue 4,166 shares of restricted stock for each full month during which services were performed from and after June 2018. The 54,162 shares of restricted stock issued by the Company during 2018 was valued at $56,497. The fair value of the restricted stock was determined using the Company’s closing stock price on the respective grant dates.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

On June 2, 2016 at the Company’s annual stockholder meeting, the stockholders approved a proposal to amend the 2012 Plan, to, among other things, increase the number of shares of common stock of the Company that may be issued under the 2012 Plan to equal the sum of 4,149,710 plus 2% of the outstanding shares of common stock as of December 31, 2015, with the number of shares that may be issued under the 2012 Plan automatically increasing thereafter on January 1 of each year, commencing with January 1, 2017, by 2% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year (rounded down to the nearest whole share). Additionally, in connection with the proposed increase in the total number of shares of common stock that may be issued under the 2012 Plan, the Company increased the number of shares of common stock that may be issued pursuant to options that are intended to qualify as incentive stock options from 4,149,710 shares to 4,474,809 shares. The Third Amendment to the 2012 Plan provided that an additional 325,099 shares be added to the 2012 Plan for the fiscal year 2016. In addition, for the fiscal years beginning on January 1, 2019 and 2018, the amount of shares that were added was equal to 627,754 and 525,409 shares, respectively.

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

The estimated weighted average fair value of the options granted during 2018 and 2017 were approximately $1.31 and $1.83 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Expected volatility	137% - 145%	78% - 278%
Expected term	5-6 years	5-10 years
Dividend yield	0%	0%
Risk-free interest rates	2.3% - 3.0%	2.0% - 2.3%

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

Employee and non-employee stock-based compensation expense for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017

General and administrative	$1,158,904	$1,194,065
Research and development	510,189	516,633
Total	$1,669,093	$1,710,698

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

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

Options Outstanding
Range of Ex. Prices	Options Outstanding	Weighted Average Term (yrs.)	Weighted Average Exercise Price
$0.19 - $0.37	3,971,612	3.38	$0.36
$1.05 - $3.58	2,009,013	7.52	2.23
$4.34 - $5.78	1,032,515	5.15	5.27
	7,013,140

Options Exercisable
Range of Ex. Prices	Options Exercisable	Weighted Average Term (yrs.)	Weighted Average Exercise Price
$0.19 - $0.37	3,971,612	3.38	$0.36
$1.05 - $3.58	1,082,078	6.36	2.60
$4.34 - $5.78	974,131	5.10	5.28
	6,027,821

As of December 31, 2018, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 1.3 years.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following is a schedule summarizing employee and non-employee stock option activity for the years ended December 31, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2017	6,608,382	$1.62
Granted	620,131	2.59
Exercised	(62,244)	0.16
Expired/Cancelled	(292,366)	3.88
Outstanding at December 31, 2017	6,873,903	$1.62
Granted	994,678	1.42
Exercised	(376,055)	0.37
Expired/Cancelled	(479,386)	2.28
Outstanding at December 31, 2018	7,013,140	$1.62	$207,239
Exercisable at December 31, 2018	6,027,821	$1.56	$207,239

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was $521,678 and $117,849 for the years ended December 31, 2018 and 2017, respectively.

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of December 31, 2018, the Company maintained approximately $7.4 million of uninsured deposits.

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

DECEMBER 31, 2018 AND 2017

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

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, the Company completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of December 31, 2018, the Company’s liability balance for the CIRM Award was $3.4 million, of which approximately $0.3 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

On August 8, 2017, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved the Company’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization (“CMO”) which will help enable Capricor to offer access to CAP-1002 to patients from the control arm of the HOPE-Duchenne trial via an open-label extension protocol. On September 7, 2018, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to technology transfer. On January 23, 2019, we entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to the HOPE-OLE clinical trial.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of December 31, 2018, approximately $0.7 million has been incurred under the terms of the NIH grant award. At this time, we are in the process of closing out this grant award, subject to completing customary close-out documentation with no additional expenses expected to be incurred.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. As of December 31, 2018, approximately $1.7 million has been incurred under the terms of the award.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

7.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. On May 25, 2016, Capricor entered into a Third Amendment to Lease (the “Third Lease Amendment”) with The Bubble Real Estate Company, LLC. Under the terms of the Third Lease Amendment, the lease term extension commenced on July 1, 2016 and was to end on December 31, 2018. The base rent increased to $22,995 per month for the first twelve months of the term, commencing July 1, 2016, increased to $23,915 per month for the second twelve months of the term, commencing July 1, 2017, and, thereafter, increased to $24,872 per month for the remainder of the lease term, commencing July 1, 2018. On January 11, 2019, Capricor entered into a Fourth Amendment to Lease (the “Fourth Lease Amendment”) with The Bubble Real Estate Company, LLC (see Note 10 – “Subsequent Events”).

The Facilities Lease which Capricor entered into with CSMC is for a term of three years commencing June 1, 2014 and replaced the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment under the Facilities Lease was $15,461 per month for the first six months of the term and increased to $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. The Facilities Lease expired on May 31, 2017 and transitioned to a month-to-month tenancy. On August 10, 2017, the Company and CSMC entered into the First Amendment to the Facilities Lease effective August 1, 2017 (the “First Amendment”) pursuant to which the term of the Facilities Lease was extended for an additional 12-month period, and the Company was granted an option to further extend the term for an additional 12-month period thereafter through July 31, 2019. Under the First Amendment, the total monthly rent increased from $19,350 to $19,756. In addition, pursuant to the First Amendment, the premises covered by the Facilities Lease now also include the manufacturing facility currently being utilized by Capricor. In lieu of further increasing the monthly rental payment set forth in the First Amendment, the Company has also agreed to provide doses of CAP-1002 for use in CSMC’s clinical trials for a negotiated amount of monetary compensation. On July 19, 2018, the Company exercised its option to extend the term of the Facilities Lease with CSMC for an additional 12-month period through July 31, 2019. The monthly lease payment for the extended term will remain at $19,756. On September 7, 2018, Capricor entered into a Second Amendment to the CSMC Facilities Lease pursuant to which Capricor was granted two consecutive 1-year options to extend the term of the Facilities Lease through July 31, 2021. We are planning to enter into a Third Amendment to the CSMC Facilities Lease reducing the square footage of the leased premises, which would result in a rent reduction of approximately $4,000 per month.

In addition, the Company entered into a month-to-month lease agreement with University Center Lane Tenant, LLC, pursuant to which the Company leased office space located in San Diego, California. The lease commenced March 1, 2018 and the rental payment was $4,190 per month. Subsequent to December 31, 2018, the Company terminated the lease which ended on February 28, 2019.

Unless renewed, each of the leases described above will not be in effect for fiscal year 2020. Included within the table below, future minimum rental payments to related parties totaled approximately $138,292. A summary of future minimum rental payments required under operating leases as of December 31, 2018 is as follows:

Years ended	Operating Leases
2019	$138,292

Expenses incurred under operating leases to unrelated parties for the years ended December 31, 2018 and 2017 were approximately $332,640 and $284,861, respectively. Expenses incurred under operating leases to related parties for each of the years ended December 31, 2018 and 2017 were approximately $237,072 and $230,989, respectively.

Legal Contingencies

The Company is not a party to any material legal proceedings at this time.  From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

8.	LICENSE AGREEMENTS (Continued)

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

On September 25, 2018, Capricor and CSMC entered into a Sixth Amendment to the Exosomes License Agreement (the “Sixth License Amendment”). Under the Sixth License Amendment, the milestone deadline for filing an IND for at least one product has been extended to December 31, 2019. If the Company does not file an IND by December 31, 2019, or negotiate an additional extension of the milestone deadline, CSMC would have the option to convert the exclusive license to a non-exclusive license or to a co-exclusive license or terminate the license under Title 35, Section 203 of the United States Code. Prior to exercising such option, Capricor has the opportunity to cure the failure to file an IND for a period of 90 days after its receipt of written notice from CSMC of its intent to exercise its option.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

8.	LICENSE AGREEMENTS (Continued)

On June 30, 2017, Capricor was informed by Janssen that Janssen would not be exercising its exclusive option right to exploit CAP-1002 as well as certain CSps and CDCs in the field of cardiology. Capricor has retained full rights to CAP-1002 in all indications as a result of this decision. Capricor also has an irrevocable, fully paid-up non-exclusive license under patents controlled by Janssen utilized in the production of the clinical trial materials manufactured pursuant to the CMC development plan between Capricor and Janssen and a non-exclusive perpetual license to publish, disclose and use the information of Janssen that was utilized in the production of the clinical trial materials manufactured pursuant to the CMC development plan. On August 7, 2018, the Company entered into an Exclusive License Agreement with Janssen pursuant to which Janssen granted Capricor an exclusive worldwide license to all rights to Janssen’s know-how to exploit CDC-cells and CDC-product in the field as described in the previous Janssen Agreement.

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

Lease and Sub-Lease Agreement

As noted above, Capricor is a party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “Commitments and Contingencies”), and CSMC has served as an investigative site in Capricor’s clinical trials. Additionally, Dr. Eduardo Marbán, who holds approximately 10% of the outstanding capital stock of Capricor Therapeutics and participates as an observer at the Company’s meetings of the Board of Directors, is the Director of the Cedars-Sinai Smidt Heart Institute, a co-founder of Capricor and the Chairman of the Company’s Scientific Advisory Board.

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For both the years ended December 31, 2018 and 2017, Capricor recognized $30,000 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

9.	RELATED PARTY TRANSACTIONS (Continued)

Consulting Agreements

Effective January 1, 2013, Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, entered into an oral Consulting Agreement with Capricor whereby Capricor agreed to pay Dr. Litvack fees of $10,000 per month for consulting services. On March 24, 2014, Capricor entered into a written Consulting Agreement with Dr. Litvack memorializing the $10,000 per month compensation arrangement described above. The agreement is terminable upon 30 days’ notice. Additionally, beginning in 2016, Capricor retained the services of Lit Digital Media, LLC whose sole member is Harry Litvack, the son of Frank Litvack. Lit Digital Media provides services to the Company related to social media and public relations, and the Company pays Lit Digital Media approximately $1,500 per month for such services. On January 31, 2019, we terminated the services of Lit Digital Media.

Payables to Related Party

At December 31, 2018 and 2017, the Company had accounts payable and accrued expenses to related parties totaling $106,366 and $174,424, respectively. CSMC accounts for $100,191 and $160,566 of the total accounts payable and accrued expenses to related parties as of December 31, 2018 and 2017, respectively. CSMC expenses relate to research and development and clinical trial costs. During the years ended December 31, 2018 and 2017, the Company paid CSMC approximately $400,000 and $900,000, respectively, for such costs.

Related Party Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the years ended December 31, 2018 and 2017, the Company recognized approximately $700,000 and $184,000, respectively, as revenue. As of December 31, 2018, and 2017, approximately $269,000 and $122,500, respectively, is outstanding and recorded in prepaid expenses and other current assets.

Related Party Agreement

On May 10, 2018, Capricor and TrialTech Medical, Inc., a corporation in which Dr. Frank Litvack, our Executive Chairman and a director, is a co-founder, shareholder and chairman, entered into an agreement whereby TrialTech Medical, Inc. would provide clinical trial services to Capricor for its HOPE-2 clinical trial. In December 2018, we ceased the use of these services. Total costs incurred under the agreement were approximately $42,600.

10.	SUBSEQUENT EVENTS

Corporate Offices Lease Amendment

On January 11, 2019, Capricor entered into a Fourth Lease Amendment with The Bubble Real Estate Company, LLC. Under the terms of the Fourth Lease Amendment, the lease term extension commenced on January 1, 2019 and will end on December 31, 2019 with a base rent of $25,867 per month. We have agreed to deliver to the landlord an unconditional, irrevocable, transferrable letter of credit in the amount of $232,803 to cover payments of rent for the remainder of the lease term.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

10.	SUBSEQUENT EVENTS (Continued)

October 2017 Common Stock Sales Agreement

Subsequent to December 31, 2018 and through March 28, 2019, the Company has sold an aggregate of 2,273,617 common shares under the October 2017 ATM Program at an average price of approximately $0.66 per common share for gross proceeds of approximately $1.4 million. The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent in the aggregate amount of approximately $45,000.

Workforce Reduction and Reduction in Salary

During January 2019, to reduce expenses and better align resources and personnel on the Company’s core lead programs, we reduced our staff by 21 full-time employees. Additionally, the board of directors approved a reduction to the annual base salary for Dr. Linda Marbán, Chief Executive Officer from $232,909 to $150,000 per year, with the reduction being effective February 1, 2019.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in Internal Control-Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Positions Held
Linda Marbán, Ph.D.	55	President, Chief Executive Officer and Director
Anthony Bergmann, M.B.A.	33	Chief Financial Officer
Karen G. Krasney, J.D.	66	Executive Vice President, and General Counsel
Frank Litvack, M.D.	63	Executive Chairman and Director
Joshua Kazam	42	Director
Earl M. (Duke) Collier, Jr.	71	Director
David B. Musket	61	Director
Louis Manzo	81	Director
George W. Dunbar, Jr.	72	Director

Linda Marbán, Ph.D. Dr. Marbán is currently serving as our Chief Executive Officer, and has served in that capacity and on the Board since November 2013. As co-founder of Capricor, Inc., our wholly-owned subsidiary, Dr. Marbán has been with Capricor, Inc. since 2005 and became its Chief Executive Officer in 2010. She combines her background in research with her business experience to lead the Company and create a path to commercialization for its novel therapies. Dr. Marbán was the lead negotiator in procuring the license agreements that are the foundation of the Company’s intellectual property portfolio. Under her direction as Chief Executive Officer, the Company has secured over $30.0 million in non-dilutive grant awards which have funded our research and development programs and a loan award which funded Capricor, Inc.’s ALLSTAR clinical trial. Dr. Marbán’s deep knowledge of the cardiac space, in particular, allows her to provide unique direction for the Company’s development and growth. From 2003 to 2009, Dr. Marbán was with Excigen, Inc., a biotechnology start-up company, where she was responsible for business development, operations, pre-clinical research, and supervising the development of gene therapy products in a joint development agreement with Genzyme Corp. While at Excigen, she also negotiated a joint development and sublicense agreement with Medtronic Corp. utilizing Excigen’s technology and supervised the building of a lab in which the work was to be performed. Dr. Marbán began her career in academic science, first at the Cleveland Clinic Foundation working on the biophysical properties of cardiac muscle. That work continued when she moved to a postdoctoral fellowship at Johns Hopkins University (“JHU”). While at JHU, she advanced to the rank of Research Assistant Professor in the Department of Pediatrics, continuing her work on the mechanism of contractile dysfunction in heart failure. Her tenure at JHU ran from 2000 to 2003. Dr. Marbán earned a Ph.D. from Case Western Reserve University in cardiac physiology.

Frank Litvack, M.D., FACC. Dr. Litvack is currently serving as our Executive Chairman, and has served in that capacity and on the Board since November 2013. Dr. Litvack is a native of Canada. He completed medical school and residency at McGill University in Montreal and a Cardiovascular Fellowship at Cedars-Sinai Medical Center in Los Angeles, where he subsequently became co-director of the Cardiovascular Intervention Center and Professor of Medicine at UCLA. There he led a prominent clinical and research program known for its excellence in innovation, care and leadership in Translational Medicine. Dr. Litvack was board-certified in Internal Medicine, Cardiovascular Diseases and Interventional Cardiology. He has published more than one hundred research articles and chapters and is the recipient of several awards, including an American Heart Association Young Investigator Award, the Leon Goldman Medical Excellence Award for contributions to the field of biomedical optics and the United States Space Technology and Space Foundation Hall of Fame for pioneering work with the excimer laser. Dr. Litvack left full time practice and academics in 2000 to concentrate on entrepreneurial activities. Dr. Litvack has founded and operated several healthcare ventures, both as chairman and/or chief executive officer, including Progressive Angioplasty Systems Inc., a medical device company that was acquired by United States Surgical Corp. in 1998; Savacor, Inc., a medical device company that was acquired by St. Jude Medical in 2005; Conor Medsystems, Inc., a publicly traded medical device company that was acquired by Johnson & Johnson in 2007. He presently sits on the boards of several early-stage healthcare companies including V-Wave Medical Ltd. and Recor Medical, Inc., both medical device companies. Dr. Litvack was a former director of publicly traded Nile from 2009-2012. Dr. Litvack joined the board of directors of Capricor, Inc. as Executive Chairman in 2012. Dr. Litvack is the co-founder and chairman of TrialTech Medical, Inc., a clinical trial services company. Dr. Litvack is currently a General Partner in Pura Vida Investment, LLC, a healthcare hedge fund, and is serving as a Director on the board of Cardiovascular Research Foundation, a non-profit research and education entity.

Joshua A. Kazam.  Mr. Kazam has been a member of the Board since August 2005.  Mr. Kazam is a co-founder and Partner of Two River, where he has served as partner since its inception in 2004. He has also served as an officer and director of Riverbank Capital Securities, Inc., a FINRA member broker dealer, since October 2005.  Prior to founding Two River, he served as Managing Director of a life science focused venture capital firm. Mr. Kazam is a co-founder, officer and director of Allogene Therapeutics Inc. He is a co-founder and partner of Vida Ventures. Mr. Kazam was also a co-founder and director of Kite Pharma where he served on the board until its acquisition by Gilead (GILD) in 2017. Mr. Kazam also serves as a director of several privately held companies including Second Science and Hubble Contacts. Mr. Kazam is a Member of the Wharton School’s Undergraduate Executive Board and serves on the Board of Directors of the Desert Flower Foundation. Mr. Kazam received his B.S. in Economics from the Wharton School of the University of Pennsylvania.

Earl M. (Duke) Collier, Jr. Mr. Collier has been a member of the Board since November 2013. He joined the Capricor, Inc. board of directors in 2011 and is a member of the Company’s Audit Committee and Chairman of the Nominating and Corporate Governance Committee. From 2010-2014, he served as the Chief Executive Officer of 480 Biomedical, a medical device company developing products used in the treatment of peripheral artery disease, and the executive chairman of Arsenal Medical, Inc., a medical device company.  Mr. Collier was formerly Executive Vice President at Genzyme Corporation, a biotechnology company acquired by Sanofi for $20.1 billion in 2011. Mr. Collier also served as President of Vitas Healthcare, a hospice provider, as a partner at the Washington, DC-based law firm of Hogan and Hartson and as Deputy Administrator of the Health Care Finance Administration (now CMS) in the U.S. Department of Health & Human Services.  He is Chairman of the Board of Trustees of the Newton-Wellesley Hospital, serves on the board of Partners HealthCare System and as Chair of the Innovation Advisory Board of Partners HealthCare. Additionally, he is a member of the board of the Boston Athenaeum. Previously, Mr. Collier served as a director of publicly-traded Decode Genetics Inc. (DGI Resolution, Inc.), a biopharmaceutical company and GenSight, a gene therapy company in Paris that trades on the French Euronext exchange. He currently serves on the board of directors of Tesaro, Inc., a publicly-traded biopharmaceutical company. Mr. Collier earned a Bachelor of Arts degree at Yale University and received a law degree from the University of Virginia Law School.

David B. Musket. Mr. Musket has been a member of the Board since November 2013. He joined the Capricor, Inc. board of directors in 2012 and is Chairman of the Company’s Audit and Compensation Committees. Mr. Musket has vast experience in strategic finance and has been following developments in the pharmaceutical and medical device industries for over 30 years. Mr. Musket began his investment career as an equities research analyst at Goldman Sachs & Co. following the pharmaceutical industry. From 1991 through 2016 he served as President of Musket Research Associates, a registered broker/dealer focused exclusively on venture banking transactions for emerging healthcare companies. In 1996 he co-founded ProMed Management, a healthcare-focused investment management company which he continues to run today. He has served on the boards of several private and public companies throughout his career. From 1999 to 2007, Mr. Musket served on the board of directors of publicly-traded Conor MedSystems, Inc., a medical device company sold to Johnson & Johnson in 2007 for $1.4 billion. Mr. Musket holds a Bachelor of Arts degree in Biology and Psychology from Boston College.

Louis Manzo. Mr. Manzo has been a member of the Board since November 2013. He was one of the initial investors in Capricor, Inc. and joined the Capricor, Inc. board of directors in 2006. Mr. Manzo is also a member of the Company’s Compensation Committee and Nominating and Corporate Governance Committee. Mr. Manzo has been a prominent mid-Atlantic entrepreneur for over three decades and has extensive experience in the area of finance. Mr. Manzo received his Bachelor of Science degree from the University of Notre Dame and his M.B.A. from Harvard Business School. He served in the armed forces as an officer in the United States Navy. After completing his M.B.A. at Harvard, Mr. Manzo joined, and in a few years became General Partner of, Baker, Watts & Co., a New York Stock Exchange Member Firm. His experience there included being Director of Equity Research and, later, the Head of Corporate Finance. During the 1980’s, Mr. Manzo started his own private investment firm, LVM Venture Partners. Beginning in 1989, Mr. Manzo became part of the founders group which helped a Johns Hopkins cardiologist fund his launching of a research center for preventive cardiology. Mr. Manzo remained as an advisor during the center’s formative years. His continued interest in preventive research included a major investment to research the use of protein modeling for early disease detection. Since 2002, he has been following and supporting research into the use of adult stem cells in the repair of spinal cord and heart damage. The list of private company boards, senior advisory roles, and charities that Mr. Manzo has been involved with over the years are numerous and varied, including: the Johns Hopkins Preventive Cardiology Center, a hospital center; Greater Baltimore Medical Center, a hospital; Goodwill Industries of Maryland, a non-profit organization; E.I.L. Instruments, Inc., an instrument company; and University of Notre Dame, Advisory Council for Graduate Studies and Research.

George W. Dunbar, Jr. Mr. Dunbar has been a member of the Board since November 2013. He joined the Capricor, Inc. board of directors in 2012 and is a member of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. He is Managing Partner of The Dunbar Group, LLC, and provides advisory services to healthcare and life science investors and companies who recognize they need short term or interim industry expertise as they grow in order to be capital efficient.  Mr. Dunbar has extensive healthcare and life sciences operating experience and has served as a director or chief executive officer with private and public life science companies in Diagnostics, Specialty Pharma, Cell Therapy, and Biologics, two as chief executive officer, where he led initial public offerings. He recently served as chief executive officer of ISTO Technologies and ISTO Biologics, two private orthobiologics companies. Prior to ISTO, Mr. Dunbar served as a Venture Partner with Arboretum Ventures, a leading healthcare venture capital firm. Mr. Dunbar is currently a board member of Progenitor Life Sciences, a private next generation immunotherapy development company and is Executive Chairman with Avery Therapeutics, a privately held tissue engineering platform technology company developing treatments for degenerative and incurable diseases. He has served as a board member for the following companies: IntelliCyt, a provider of high throughput screening and analytic tools, KFx Medical, an orthopedic medical device company (as chair), and CerviLenz, Inc., a women’s health medical device company (as executive chair). He was a past director and executive chair of Accuri Cytometers (now Becton Dickinson & Co.), a cell analysis and flow cytometer company. Mr. Dunbar attended Auburn University where he graduated with a Bachelor of Science degree in Electrical Engineering and later received his M.B.A. He currently serves on the Harbert College of Business M.B.A. Advisory Board and is an advisor to Vanderbilt University’s Center for Technology Transfer and Commercialization.

Anthony Bergmann, M.B.A. Mr. Bergmann has served as our Chief Financial Officer since January 2018. Mr. Bergmann joined Capricor, Inc. in 2011 and served as its Director of Finance until November 2013. After the merger between Capricor, Inc. and a subsidiary of Nile Therapeutics, Inc., he became the Company’s Vice President of Finance. He also serves as the Company’s corporate treasurer. Prior to joining Capricor, Inc., Mr. Bergmann had experience in accounting, finance and operations management of companies ranging in size from start-ups to mid-size companies. Most recently he was with the business management firm, Gettleson, Witzer and O’Connor, in Beverly Hills, California, where he focused on accounting and finance for several production studios generating motion picture releases and worldwide revenue that exceeded $1 billion. The firm’s clients included foundations, trusts, and independent actors, writers, producers and directors across the entertainment industry. While at the firm, he focused on budgeting, tax forecasting and asset management. Earlier in his career, Mr. Bergmann served in financial positions in various industries. Mr. Bergmann assisted with Capricor, Inc.’s Series A-3 $6.0 million Preferred Stock offering, helped structure the Company’s successful $19.8 million budget proposal to the California Institute for Regenerative Medicine and coordinated the Company’s reverse merger and financings yielding over $40.0 million, to date. He has experience in developing corporate and financial strategy alternatives and executing on strategic plans. Mr. Bergmann manages the Company’s finance, accounting and human resource functions. Mr. Bergmann graduated from Providence College with a Bachelor of Science degree in Management, and a minor in Finance. He has an M.B.A. from the University of Southern California’s Marshall School of Business. He is actively involved in various venture capital and entrepreneurial associations throughout the Los Angeles area.

Karen G. Krasney, J.D. Ms. Krasney has served as our Executive Vice President, Secretary and General Counsel since November 2013. Ms. Krasney has been providing legal services to Capricor, Inc. since 2011 and in 2012 joined Capricor, Inc. as its Executive Vice President and General Counsel. Ms. Krasney’s career spans over 40 years serving as general counsel for numerous corporations and private companies engaged in a wide variety of industries. Her extensive background and vast experience has been focused on domestic and international corporate and business law, as well as litigation. Ms. Krasney has been involved in the medical technology arena since the mid 1990’s, representing several medical technology companies developing products for the treatment of cardiovascular disease. Commencing in 2002, Ms. Krasney served as legal counsel of Biosensors International Group Ltd., a multinational medical device company that develops, manufactures and sells medical devices for cardiology applications. In 2006, she accepted the position of General Counsel and Executive Vice President of Biosensors and served in that capacity until 2010. During her tenure at Biosensors, among other things, Ms. Krasney headed the legal team that facilitated the company’s successful initial public offering in Singapore and was responsible for negotiating and documenting all agreements for the company worldwide, including licensing agreements with major medical device companies and agreements required for the company’s international clinical trials. Ms. Krasney also serves as a director on the board of Cardiovascular Research Foundation, a non-profit research and education entity. Ms. Krasney received her Bachelor of Arts degree from the University of California, Los Angeles and her Juris Doctorate from the University of Southern California.

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as an early-stage public biopharmaceutical company. Our directors bring their leadership experience from a variety of life science and other companies and professional backgrounds which we require to continue to grow and bring value to our stockholders. Dr. Frank Litvack, our Executive Chairman, has a wealth of business building experience and medical expertise that ensures that our activities are anchored in sound scientific research and solid business planning and practices. As an accomplished veteran of the healthcare industry who has orchestrated the founding, development, financing and sale of several medical technology companies, we believe that Dr. Litvack provides invaluable knowledge and leadership to the Company. Dr. Linda Marbán brings a wealth of knowledge in research and development, especially for the treatment of cardiovascular disease. She has over a decade of experience in early stage life sciences companies, as well as business development expertise. Mr. Musket and Mr. Kazam have venture capital and investment banking backgrounds and offers expertise in financing and growing early-stage biopharmaceutical companies. Each of Messrs. Collier, Dunbar, Kazam, Manzo and Musket have significant experience with early stage private and public companies and bring depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Additionally, Mr. Dunbar and Mr. Collier have extensive experience in the pharmaceutical industry, allowing them to contribute their significant operational experience.

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

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all directors, officers, employees, consultants, contractors and agents, wherever they are located and whether they work for us on a full- or part-time basis. The Code was designed to help such directors, employees and other agents to resolve ethical issues encountered in the business environment. The Code covers topics such as conflicts of interest, compliance with laws, confidentiality of Company information, encouraging the reporting of any violations of the Code, fair dealing and protection and use of Company assets.

A copy of the Code, as adopted by the Board, is available at the Corporate Governance page of our website at www.capricor.com. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this proxy statement. We may post amendments to or waivers of the provisions of the Code, if any, made with respect to any directors and employees on that website.

Audit Committee

The current members of our Audit Committee are Mr. David Musket (Chair), Mr. George Dunbar and Mr. Earl Collier. The Board has determined that all members of the Audit Committee are “independent” within the meaning of the applicable listing standard of the Nasdaq Stock Market. The Board has determined that Mr. Musket qualifies as an “audit committee financial expert,” as defined by the applicable rules of the SEC. The Audit Committee of the Board is a separately-designated standing audit committee established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee has adopted a written charter that is available on the Corporate Governance section of our website at www.capricor.com.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table reflects cash and non-cash compensation for the 2018 and 2017 fiscal years awarded to or earned by (i) our principal executive officer for the fiscal year ended December 31, 2018; and (ii) the two most highly-compensated individuals, other than our principal executive officer, that served as an executive officer at the end of the fiscal year ended December 31, 2018 and who received in excess of $100,000 in total compensation during such fiscal year. We refer to these individuals as our “named executive officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)(1)	All Other Compensation ($)		Total ($)

Linda Marbán, Ph.D.	2017	$232,909	–	$369,200	–		$602,109
Chief Executive Officer	2018	$232,909	–	$144,562	–		$377,471

Karen Krasney, J.D.	2017	$262,500	–	$46,150	$1,000	(2)	$309,650
Executive Vice President & General Counsel	2018	$300,000	–	$50,890	$1,000	(2)	$351,890

Deborah Ascheim, M.D. (3)	2017	$255,000	–	$92,300	$1,000	(2)	$348,300
Former Chief Medical Officer	2018	$244,451	–	$119,446	$1,000	(2)	$364,897

Anthony Bergmann	2017	$154,500	–	$64,610	$1,000	(2)	$220,110
Chief Financial Officer	2018	$200,000	–	$72,700	$1,000	(2)	$273,700

(1)	Amounts reflect the grant date fair value of awards granted under the Company’s 2012 Restated Equity Incentive Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation.” Assumptions used in the calculation of these amounts are included in Note 4 – “Stock Awards, Warrants and Options,” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. See the “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding all option awards outstanding as of December 31, 2018.

(2)	Represents premiums contributed by the Company for the employee’s Health Reimbursement Flexible Spending account.

(3)	Dr. Deborah Ascheim resigned effective October 31, 2018.

Employment Agreements and Post-Termination Benefits

Linda Marbán, Ph.D.  — President and Chief Executive Officer

Dr. Linda Marbán’s employment as our Chief Executive Officer is subject to the terms of that certain employment agreement dated September 1, 2010, by and between Capricor, Inc. and Dr. Marbán. In accordance with the agreement, Dr. Marbán is required to devote three-fourths of her time to the position of Chief Executive Officer and was initially entitled to an annual salary of $150,000. Effective February 2013, her annual base salary was increased to $232,909. Effective January 1, 2018, her annual base salary was increased to $275,000 but in lieu of receiving a cash increase, Dr. Marbán elected to receive a 10-year option to purchase 33,512 shares in which will vest 1/12 on the first day of each month, commencing February 1, 2018, with the last month vesting on December 31, 2018. Furthermore, effective February 1, 2019, Dr. Marban reduced her annual salary to $150,000 per year. Notwithstanding the vesting schedule, early exercise of options is permissible pursuant to Dr. Marbán’s option agreements under The 2012 Plan. Dr. Marbán’s employment is at will and she has also signed an employee invention assignment, non-disclosure, non-solicitation, and non-competition agreement. In the event the employment agreement is terminated during the term other than for cause, death or disability, she would be entitled to receive a severance payment equal to three months’ salary then in effect. In addition, if upon the hiring of a new Chief Executive Officer, the Company does not employ Dr. Marbán at a level of at least a Vice President, she could resign from her employment for good reason and in that case she would be entitled to receive a severance payment equal to three months’ salary and the vesting of her then unvested options would be accelerated by six months. Furthermore, on March 15, 2019 the Board approved a severance package for Dr. Marbán pursuant to which, subject to certain conditions, she may be entitled to receive a severance payment equal to six months of her base salary.

Karen Krasney, J.D. — Executive Vice President, General Counsel

Karen Krasney’s employment as our Executive Vice President and General Counsel commenced March 1, 2012. Effective January 1, 2018, Ms. Krasney’s annual base salary is $300,000. In addition, Ms. Krasney has signed an at-will employment, confidential information, and invention assignment agreement, and an arbitration agreement. Furthermore, on March 15, 2019 the Board approved a severance package for Ms. Krasney pursuant to which, subject to certain conditions, she may be entitled to receive a severance payment equal to six months of her base salary.

Anthony Bergmann, MBA. — Chief Financial Officer

Anthony Bergmann employment as our Chief Financial Officer commenced in May 2011. Effective January 1, 2018, Mr. Bergmann’s annual base salary is $200,000. In addition, Mr. Bergmann has signed an at-will employment, confidential information, and invention assignment agreement, and an arbitration agreement. Furthermore, on March 15, 2019 the Board approved a severance package for Mr. Bergmann pursuant to which, subject to certain conditions, he may be entitled to receive a severance payment equal to six months of his base salary.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised stock options held by the named executive officers at December 31, 2018:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Linda Marbán, Ph.D.	414,971	—	—	0.37	09/01/2020	(1)
	414,971	—	—	0.30	05/14/2023	(2)(18)
	234,375	15,625	—	5.78	03/03/2025	(3)(18)
	95,833	104,167	—	2.55	01/03/2027	(4)(18)
	48,748	51,252	—	1.57	01/02/2028	(5)(18)

Karen Krasney, J.D.	189,320	—	—	0.37	11/13/2022	(6)(18)
	28,125	1,875	—	5.78	03/03/2025	(7)(18)
	31,250	18,750	—	3.12	06/02/2026	(8)(18)
	11,979	13,021	—	2.55	01/03/2027	(9)(18)
	8,020	26,980	—	1.57	01/02/2028	(10)(18)

Anthony Bergmann	16,598	—	—	0.37	07/27/2022	(11)
	21,785	—	—	0.30	10/23/2023	(12)(18)
	23,438	1,562	—	5.78	03/03/2025	(13)(18)
	18,750	11,250	—	3.12	06/02/2026	(14)(18)
	16,770	18,230	—	2.55	01/03/2017	(15)(18)
	11,458	38,542	—	1.57	01/02/2028	(16)(18)

Deborah Ascheim, M.D.	102,916	—	—	4.34	01/30/2019	(17)(18)
	22,916	—	—	2.55	01/30/2019	(17)(18)
	7,291	—	—	1.57	01/30/2019	(17)(18)
	6,768	—	—	1.57	01/30/2019	(17)(18)
	4,166	—	—	1.24	01/30/2019	(17)(18)

(1)	Vesting schedule is as follows: 25% of the shares of common stock subject to this option vested immediately. 20% of the remaining shares of common stock subject to this option vested on each of September 1, 2011, September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015. This option became fully vested on September 1, 2015.

(2)	Vesting schedule is as follows: The shares of common stock subject to this option vest 25% per year over 4 years commencing June 1, 2014. This option became fully vested on June 1, 2017.

(3)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing April 1, 2015.

(4)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing February 1, 2017.

(5)	Vesting schedule is as follows: 33,512 of the shares of common stock subject to this option vest 1/12th per month commencing February 1, 2018 with the last 1/12th vest on December 31, 2018. 66,488 of the shares of common stock subject to this option vest 1/48th per month commencing on February 1, 2018.

(6)	Vesting schedule is as follows: 25% of the shares of common stock subject to this option vested immediately, with the remainder vesting over 36 months commencing December 1, 2012. This option became fully vested on December 1, 2015.

(7)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing April 1, 2015.

(8)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing July 1, 2016.

(9)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing February 1, 2017.

(10)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing February 1, 2018.

(11)	Vesting schedule is as follows: 25% of the shares of common stock subject to this option vested immediately, with the remainder vesting over 36 months commencing December 1, 2012. This option became fully vested on December 1, 2015.

(12)	Vesting schedule is as follows: The shares of common stock subject to this option vest 25% per year over 4 years commencing June 1, 2014. This option became fully vested on June 1, 2017.

(13)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing April 1, 2015.

(14)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing July 1, 2016.

(15)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing February 1, 2017.

(16)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing February 1, 2018.

(17)	Dr. Deborah Ascheim’s last day of employment with Capricor was October 31, 2018. Pursuant to the Stock Option Agreement, all further vesting ceased upon her resignation and a 90-day exercise window commenced.

(18)	The options issued under the 2012 Restated Equity Incentive Plan are subject to early exercise. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

Compensation of Directors

The following table sets forth the compensation received by our directors for their service in fiscal year 2018. Dr. Marbán is not listed below since she is an employee of the Company and receives no additional compensation for serving on our Board or its committees.

Name	Fees Earned or Paid in Cash	Option Awards (1) (2)	All Other Compensation		Total
Frank Litvack, M.D.	—	$86,615	$120,000	(3)	$206,615
George Dunbar	—	$40,275	—		$40,275
Louis Manzo	—	$36,702	—		$36,702
Earl Collier	—	$43,847	—		$43,847
David Musket	—	$54,565	—		$54,565
Joshua Kazam	—	$25,985	—		$25,985

(1)	Amounts reflect the grant date fair value of awards granted under the 2012 Restated Equity Incentive Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”. Assumptions used in the calculation of these amounts are included in Note 4 – “Stock Awards, Warrants and Options”, of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	Options granted for the following number of shares were outstanding as of December 31, 2018: Dr. Litvack – 2,267,565 shares; Mr. Dunbar – 260,130 shares; Mr. Manzo – 470,115 shares; Mr. Collier – 259,505 shares; Mr. Musket – 336,588 shares; and Mr. Kazam – 140,221 shares.

(3)	Pursuant to the terms of a Consulting Agreement, dated March 24, 2014, Capricor, Inc. paid to Dr. Litvack $10,000 per month, for an aggregate of $120,000 during the year ended December 31, 2018, as consideration.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 28, 2019 by:

•	each of our directors;

•	each named executive officer as defined and named in this proxy statement;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own more than five percent of our common stock (based on information supplied in Schedules 13D and 13G filed with the SEC).

Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and dispositive power with respect to all capital stock shown to be held by that person. The address of each named executive officer and director, unless indicated otherwise, is c/o Capricor Therapeutics, Inc., 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned(1)
Named Executive Officers and Directors:
Frank Litvack, M.D.(2)	2,244,231	6.3
George Dunbar(3)	249,563	*
Louis Manzo(4)	1,256,835	3.7
Earl Collier(5)	248,938	*
David Musket(6)	421,983	1.2
Joshua Kazam(7)	164,538	*
Anthony Bergmann (8)	124,370	*
Linda Marbán, Ph.D.(9)	1,460,991	4.2
Karen Krasney, J.D.(10)	293,183	*
Deborah Ascheim, M.D.	-	-
Directors and executive officers as a group (9 individuals)	6,464,632	16.6
5% Stockholders:
Dr. Eduardo Marbán(11) c/o Capricor Therapeutics, Inc. 8840 Wilshire Blvd., 2nd Floor Beverly Hills, CA 90211	3,108,354	9.2
Edward A. St. John(12) 2560 Lord Baltimore Drive Baltimore, MD 21244	2,777,378	8.3
Cedars-Sinai Medical Center(13) 8700 Beverly Blvd. West Hollywood, CA 90048	4,049,959	12.0

*Represents less than 1%.

(1)	We have based percentage ownership of our common stock on 33,661,346 shares of our common stock outstanding as of March 28, 2019. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and includes any shares as to which the security holder has sole or shared voting power or dispositive power, and also any shares which the security holder has the right to acquire within 60 days of March 28, 2019, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security holder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)	Includes 2,244,231 shares issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days of March 28, 2019. The shares issuable upon the exercise of stock options issued to Dr. Litvack are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan and the Capricor Therapeutics, Inc. 2012 Non-Employee Director Stock Option Plan. As of March 28, 2019, Dr. Litvack has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(3)	Includes 249,563 shares issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days of March 28, 2019. The shares issuable upon the exercise of stock options issued to Mr. Dunbar are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Non-Employee Director Stock Option Plan and the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 28, 2019, Mr. Dunbar has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(4)	Includes (i) 638,155 shares held by Coniston Corporation, an entity of which Louis Manzo holds all voting shares and 1% of the non-voting shares and of which 99% of the non-voting shares are held by several irrevocable trusts established for the benefit of Mr. Manzo’s children. Mr. Manzo holds all voting power with respect to the shares of Coniston Corporation; (ii) 159,132 shares held directly by Mr. Manzo; and (iii) 459,548 shares issuable upon the exercise of stock options held directly by Mr. Manzo that are exercisable or will become exercisable within 60 days of March 28, 2019. Certain shares issuable upon the exercise of stock options issued to Mr. Manzo are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Non-Employee Director Stock Option Plan and the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 28, 2019, Mr. Manzo has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(5)	Includes 248,938 shares issuable upon the exercise of stock options which are exercisable or will become exercisable within 60 days of March 28, 2019. The shares issuable upon the exercise of stock options issued to Mr. Collier are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Non-Employee Director Stock Option Plan and the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 28, 2019, Mr. Collier has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(6)	Includes (i) 70,962 shares held by SEP FBO David B. Musket, Pershing LLC as Custodian; (ii) 25,000 held by David B. Musket; and (iii) 326,021 shares issuable upon the exercise of stock options held directly by David B. Musket, which are exercisable or will become exercisable within 60 days of March 28, 2019. The shares issuable upon the exercise of stock options issued to Mr. Musket are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Non-Employee Director Stock Option Plan and the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 28, 2019, Mr. Musket has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(7)	Includes (i) 19,298 shares held directly by Joshua Kazam; (ii) 12,276 shares held by the Kazam Family Trust, of which Mr. Kazam’s spouse is the trustee and his children are beneficiaries; (iii) 3,310 shares held by Mr. Kazam’s spouse as custodian for the benefit of their minor children, to which Mr. Kazam disclaims beneficial ownership except to the extent of his pecuniary interest therein; and (iv) 129,654 shares issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days of March 28, 2019. The shares issuable upon the exercise of stock options issued to Mr. Kazam are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 28, 2019, Mr. Kazam has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(8)	Includes (i) 2,030 shares held by Mr. Bergmann and (ii) 122,340 shares issuable upon the exercise of stock options held directly by Mr. Bergmann that are exercisable or will become exercisable within 60 days of March 28, 2019. The shares issuable upon the exercise of stock options issued to Mr. Bergmann are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 28, 2019, Mr. Bergmann has not indicated her intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(9)	Includes (i) 199,509 shares held by Dr. Linda Marbán; (ii) 9,200 shares held by Linda and Eduardo Marbán as joint tenants with rights of survivorship; and (iii) 1,252,282 shares issuable upon the exercise of stock options held directly by Dr. Linda Marbán which are exercisable or will become exercisable within 60 days of March 28, 2019. Certain shares issuable upon the exercise of stock options issued to Dr. Linda Marbán are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 28, 2019, Dr. Linda Marbán has not indicated her intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(10)	Includes (i) 11,156 shares held by Ms. Krasney and (ii) 282,027 shares issuable upon the exercise of stock options held directly by Ms. Krasney that are exercisable or will become exercisable within 60 days of March 28, 2019. The shares issuable upon the exercise of stock options issued to Ms. Krasney are subject to early exercise under the Capricor Therapeutics, Inc. 2012 Restated Equity Incentive Plan. As of March 28, 2019, Ms. Krasney has not indicated her intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(11)	Includes (i) 3,099,154 shares held by Dr. Eduardo Marbán and (ii) 9,200 shares held by Linda and Eduardo Marbán as joint tenants with rights of survivorship.

(12)	Includes (i) 1,556,141 shares held by MD BTI, LLC (the “MD BTI, LLC Shares”), (ii) 324,196 shares held by MD BTI, Inc. (the “MD BTI, Inc. Shares”); and (iii) 897,041 shares held directly by Edward A. St. John, LLC (the “Edward A. St. John, LLC Shares”). Edward A. St. John, LLC, a Delaware limited liability company, is the company manager (the “Company Manager”) of MD BTI, LLC. Edward A. St. John, an individual, is the general manager of Company Manager. As the company manager of MD BTI, LLC, Company Manager is deemed to be the beneficial owner of the MD BTI, LLC Shares and is therefore deemed to have shared voting and dispositive power over the MD BTI, LLC Shares. Mr. St. John is the sole member and general manager of Company Manager and is therefore deemed to be the beneficial owner of the MD BTI, LLC Shares, the Edward A. St. John, LLC Shares. Additionally, Mr. St. John is the president of MD BTI, Inc. and is therefore deemed to be the beneficial owner of the MD BTI, Inc. Shares. As a result of the foregoing, Mr. St. John has the sole power to vote or direct the vote of 897,041 shares; has the shared power to vote or direct the vote of 1,880,337 shares; has the sole power to dispose or direct the disposition of 897,041 shares; and has the shared power to dispose or direct the disposition of 1,880,337 shares.

(13)

Includes (i) 4,049,959 shares held by Cedars-Sinai Medical Center. Thomas M. Priselac, the President and Chief Executive Officer of Cedars-Sinai Medical Center, and Edward M. Prunchunas, the Senior Vice President and Chief Financial Officer of Cedars-Sinai Medical Center, are deemed to share voting and dispositive power with respect to the shares held by Cedars-Sinai Medical Center. The Company is a party to two Exclusive License Agreements and a lease agreement with Cedars-Sinai Medical Center. See the section of this annual report entitled “Certain Relationships and Related Party Transactions”.

Securities Authorized for Issuance Under Equity Compensation Plans

We have two equity-incentive plans that have been approved by stockholders: (i) the 2006 Stock Option Plan; and (ii) the 2012 Restated Equity Incentive Plan. The Company also maintains the 2012 Non-Employee Director Stock Option Plan, which has not been approved by stockholders.

The following table sets forth additional information with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2018. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants, and rights, and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options, warrants, and rights.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)(C)
Equity compensation plans approved by security holders:
The 2006 Stock Option Plan	708,560	$0.41	-
The 2012 Restated Equity Incentive Plan	3,528,076	$2.81	501,181
Equity compensation plans not approved by security holders:
2012 Non-Employee Director Stock Option Plan(1)	2,637,267	$0.37	60,044
Total	6,873,903	$1.62	561,225

(1) Following the consummation of the merger between Nile Therapeutics, Inc. and Capricor, Inc., 2,697,311 shares of common stock were reserved under the 2012 Non-Employee Director Plan for the issuance of stock options to members of the Board who are not employees of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Cedars-Sinai Medical Center

CDCs License

On January 9, 2014, Capricor, Inc. executed an Amended and Restated Exclusive License Agreement with CSMC (the “CDCs License”) for certain intellectual property rights. The CDCs License provides for the grant of an exclusive, world-wide, royalty-bearing license by CSMC to Capricor, Inc. (with the right to sublicense) to conduct research using the patent rights and know-how and develop and commercialize products in the field using the patents rights and know-how. In addition, Capricor, Inc. has the exclusive right to negotiate for an exclusive license to any future rights arising from work conducted by or under the direction of Dr. Eduardo Marbán, a greater than 10% holder of our outstanding common stock, on behalf of CSMC. In the event the parties fail to agree upon the terms of an exclusive license, Capricor, Inc. will have a non-exclusive license to such future rights, subject to royalty obligations. Pursuant to the CDCs License, Capricor, Inc. is obligated to pay royalties on sales of royalty-bearing products as well as a percentage of the consideration received from any sublicenses or other grant of rights.

On March 20, 2015, Capricor, Inc. and CSMC entered into a First Amendment to the CDCs License, pursuant to which the parties agreed to delete certain patent applications from the list of scheduled patent rights which Capricor, Inc. determined not to be material to the portfolio.

On August 5, 2016, Capricor, Inc. and CSMC entered into a Second Amendment to the CDCs License, pursuant to which the parties agreed to add certain patent families to the list of scheduled patent rights set forth in the agreement.

On December 26, 2017, Capricor, Inc. and CSMC entered into a Third Amendment to the CDCs License. Under the Third License Amendment, (i) the description of scheduled patent rights has been replaced by a revised schedule that includes seven additional patent applications; and (ii) Capricor, Inc. is required to reimburse CSMC approximately $50,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights.

On June 20, 2018, Capricor and CSMC entered into a Fourth Amendment to the Amended CSMC License Agreement. Under the Fourth License Amendment, the description of scheduled patent rights has been replaced by a revised schedule that includes two additional patent applications.

Exosomes License

On May 5, 2014, Capricor, Inc. entered into an Exclusive License Agreement with CSMC (the “Exosomes License”), for certain intellectual property rights related to exosomes technology. Pursuant to the Exosomes License, Capricor, Inc. is required to meet certain non-monetary development milestones and is obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a single-digit percentage of the consideration received from any sublicenses or other grant of rights.

On February 27, 2015, Capricor, Inc. and CSMC entered into a First Amendment to the Exosomes License, pursuant to which the description of scheduled patent rights has been replaced by a revised schedule that includes four additional patent applications and Capricor, Inc. is required to pay CSMC certain defined product development milestone payments upon reaching certain phases of its clinical studies and upon receiving product approval from the FDA.

On June 10, 2015, Capricor, Inc. and CSMC entered into a Second Amendment to the Exosomes License, pursuant to which the parties agreed to add an additional patent application to the list of scheduled of patent rights.

On August 5, 2016, Capricor, Inc. and CSMC entered into a Third Amendment to the Exosomes License, pursuant to which the parties agreed to add certain patent families to the list of schedule of patent rights.

On December 26, 2017, Capricor, Inc. and CSMC entered into a Fourth Amendment to the Exosomes License. Under the Fourth Exosomes License Amendment, (i) the description of scheduled patent rights was replaced by a revised schedule that includes seven additional patent applications; (ii) Capricor, Inc. is required to reimburse CSMC approximately $50,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iii) a schedule to the Exosomes License was modified to extend the milestone deadline for filing an IND for at least one product to December 31, 2018.

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

Facilities Lease

Capricor, Inc. presently maintains its laboratory, research and manufacturing facilities in leased premises located at CSMC, or the Facilities Lease. The Facilities Lease which Capricor entered into with CSMC is for a term of three years commencing June 1, 2014 and replaced the month-to-month lease that was previously in effect between CSMC and Capricor. On August 10, 2017, the Company and CSMC entered into the First Amendment to the Facilities Lease effective August 1, 2017, or the First Amendment, pursuant to which the term of the Facilities Lease was extended for an additional 12-month period, and the Company was granted an option to further extend the term for an additional 12-month period thereafter through July 31, 2019. Under the First Amendment, the total monthly rent increased from approximately $19,350 to $19,756. In addition, pursuant to the First Amendment, the premises covered by the Facilities Lease now also include the manufacturing facility currently being utilized by Capricor. In lieu of further increasing the monthly rental payment set forth in the First Amendment, the Company has also agreed to provide doses of CAP-1002 for use in CSMC’s clinical trials for a negotiated amount of monetary compensation. On September 7, 2018, Capricor entered into a Second Amendment to the CSMC Facilities Lease pursuant to which Capricor was granted two consecutive 1-year options to extend the term of the Facilities Lease through July 31, 2021. We are planning to enter into a Third Amendment to the CSMC Facilities Lease reducing the square footage of the leased premises, which would result in a rent reduction of approximately $4,000 per month. The premises leased from CSMC are located at 8700 Beverly Blvd., Los Angeles, California 90048.

Provision of Cells for CSMC Trials

Capricor, Inc. is providing cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor, Inc. will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years.

Dr. Frank Litvack

On May 10, 2018, Capricor and TrialTech Medical, Inc., a corporation in which Dr. Frank Litvack, our Executive Chairman and a director, is a co-founder, shareholder and chairman, entered into an agreement whereby TrialTech Medical, Inc. would provide clinical trial services to Capricor for its HOPE-2 clinical trial. In December 2018, we ceased the use of these services. Total costs incurred under the agreement were approximately $42,600.

Employment Agreements

Information regarding our executive employment agreements for certain officers is located under the caption, “Employment Agreements and Post-Termination Benefits” above.

Director and Officer Indemnification Agreements

In addition to the indemnification provisions contained in our certificate of incorporation and bylaws, we generally enter into separate indemnification agreements with our directors and executive officers. These agreements require us, among other things, to indemnify the director or executive officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or executive officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. We also intend to enter into these agreements with our future directors and executive officers.

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

Independence of the Board of Directors

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Earl Collier, Jr., Mr. Joshua Kazam, Mr. David Musket, Mr. Louis Manzo and Mr. George Dunbar. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us. In addition to transactions required to be disclosed under SEC rules, the Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf.

Dr. Linda Marbán, our President and Chief Executive Officer, is not an independent director by virtue of her employment with the Company. As of April 25, 2018, the Board has determined that Dr. Frank Litvack, is no longer an independent director by virtue of a related party relationship with the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the audit of the 2018 financial statements, we entered into an engagement agreement with Rose, Snyder & Jacobs LLP which sets forth the terms by which Rose, Snyder & Jacobs LLP would perform audit services for us.

The following is a summary of the approximate fees billed to us by Rose, Snyder & Jacobs LLP, our independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2018 and 2017 which includes Capricor, Inc. and Capricor Therapeutics, Inc.:

	Fiscal Year Ended December 31,
Service Category	2018	2017
Audit Fees	$97,000	$91,250
Audit-Related Fees	10,000	28,500
Tax Fees	9,750	11,450
All Other Fees	750	—
Total Fees	$117,500	$131,200

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

Pre-Approval Policies and Procedures.

Pursuant to our Audit Committee Charter, before the independent registered public accounting firm is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the full Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent registered public accounting firm. Audit Committee pre-approval of non-audit services (other than review and attest services) also is not required if such services fall within available exceptions established by the SEC. None of the services provided by our independent registered public accounting firm for fiscal 2018 or 2017 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements required by this item are included in a separate section of this Annual Report on Form 10-K beginning on page 77.

(a)(2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto listed in (a)(1) above.

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.1	Employment Agreement by and between Capricor, Inc. and Linda Marbán, dated September 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.2	Consulting Agreement between Capricor, Inc. and Frank Litvack, dated March 24, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.4	Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.5	Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.6	Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.7	First Amendment to Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.8	First Amendment to Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.9	First Amendment to Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.10	Form of Incentive Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.11	Form of Non-Qualified Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.12	Form of Stock Option Agreement for the Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.13	Form of Stock Option Agreement for the Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.14	Exclusive License Agreement, dated June 21, 2006, between Capricor, Inc. and the Universita Degli Studi Di Roma “La Sapienza” (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.15	Exclusive License Agreement, dated June 22, 2006, between Capricor, Inc. and the Johns Hopkins University(incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.16	First Amendment to the Exclusive License Agreement, dated May 13, 2009, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.17	Second Amendment to the Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.18	Amended and Restated Exclusive License Agreement, dated December 30, 2013, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.19	Loan Agreement, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.20	Notice of Loan Award, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014) . +

10.21	Lease Agreement, dated March 29, 2012, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015).

10.22	First Amendment to the Lease Agreement, dated June 13, 2013, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.23	Sublease Agreement, dated May 1, 2012, between Capricor, Inc. and Frank Litvack (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.24	Sublease Agreement, dated April 1, 2013, between Capricor, Inc. and Reprise Technologies, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.25	Exclusive License Agreement, dated May 5, 2014 between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on May 23, 2014). +

10.26	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2014).

10.27	Share Purchase Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.28	Registration Rights Agreement, dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on January 22, 2015).

10.29	Share Purchase Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.30	Registration Rights Agreement, dated as of February 3, 2015, by and among Capricor Therapeutics, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.31	Amendment dated February 2, 2015 to Share Purchase Agreement dated as of January 9, 2015, by and among Capricor Therapeutics, Inc. and the purchaser signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on February 6, 2015).

10.32	First Amendment to Exclusive License Agreement, dated as of February 27, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). +

10.33	Second Amendment to Lease Agreement, dated March 3, 2015, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).

10.34	Second Amendment to Exclusive License Agreement, dated as of June 10, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.35	Joinder Agreement, dated as of September 30, 2015, by and among the Company, Capricor, Inc. and the California Institute For Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015).

10.36	Employment Agreement, dated as of August 3, 2015, by and between Capricor, Inc. and Deborah Ascheim, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015). †

10.37	Registration Rights Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.38	Subscription Agreement, dated as of March 14, 2016, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

10.39	Amendment to Notice of Loan Award, dated as of May 12, 2016 by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016). +

10.40	Third Amendment to Lease, dated as of May 25, 2016, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016).

10.41	Notice of Award, dated as of June 16, 2016, by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016). +

10.42	Loan Election Agreement, dated as of June 16, 2016, by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016).

10.43	Underwriting Agreement, dated as of September 16, 2016, by and among Capricor Therapeutics, Inc., Roth Capital Partners, LLC and National Securities Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 16, 2016).

10.44	Subscription Agreement, dated as of September 16, 2016, by and between Capricor Therapeutics, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 16, 2016).

10.45	Second Amendment to Amended and Restated Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2016). +

10.46	Third Amendment to Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2016). +

10.47	Second Amendment to Capricor Therapeutics, Inc. 2012 Restated Equity Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8, filed with the Commission on January 11, 2017). †

10.48	Third Amendment to Capricor Therapeutics, Inc. 2012 Restated Equity Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8, filed with the Commission on January 11, 2017). †

10.49	Common Stock Sales Agreement, dated as of March 31, 2017, by and between Capricor Therapeutics, Inc. and H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2017).

10.50	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on May 9, 2017).

10.51	Registration Rights Agreement, dated as of May 5, 2017, by and among Capricor Therapeutics, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on May 9, 2017).

10.52	Amendment No. 2 to Notice of Loan Award, dated as of June 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 13, 2017).

10.53	Common Stock Sales Agreement, dated as of October 19, 2017, by and between Capricor Therapeutics, Inc. and H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 19, 2017).

10.54	Common Stock Sales Agreement, dated as of March 31, 2017, by and between Capricor Therapeutics, Inc. and H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2017).

10.55	Amendment No. 1 to Notice of Award, dated as of August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2017).

10.56	First Amendment to Facilities Lease, dated as of August 1, 2017, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2017).

10.57	Fourth Amendment to Exclusive License Agreement, dated as of December 26, 2017, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 22, 2018). +

10.58	Third Amendment to Exclusive License Agreement, dated as of December 26, 2017, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 22, 2018). +

10.59	Fourth Amendment to Amended and Restated Exclusive License Agreement, dated as of June 20, 2018, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2018). +

10.60	Fifth Amendment to Exclusive License Agreement, dated as of June 20, 2018, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2018). +

21.1	List of Subsidiaries.*

23.1	Consent of Rose Snyder & Jacobs, LLP.*

24.1	Power of Attorney (included on signature page hereof).*

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017, (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2016 through December 31, 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.*

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

+ The Company has requested and/or received confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2019.

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

Signature	Title	Date

/s/ Linda Marbán, Ph.D.	Chief Executive Officer and Director	March 28, 2019
Linda Marbán, Ph.D.	(Principal Executive Officer)

/s/ Anthony J. Bergmann	Chief Financial Officer	March 28, 2019
Anthony J. Bergmann	(Principal Financial and Accounting Officer)

/s/ Frank Litvack, M.D.	Executive Chairman	March 28, 2019
Frank Litvack, M.D.

/s/ Joshua A. Kazam	Director	March 28, 2019
Joshua A. Kazam

/s/ Earl M. Collier	Director	March 28, 2019
Earl M. Collier

/s/ Louis V. Manzo	Director	March 28, 2019
Louis V. Manzo

/s/ George W. Dunbar	Director	March 28, 2019
George W. Dunbar

/s/ David B. Musket	Director	March 28, 2019
David B. Musket

