Form 10-Q
period 2019-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2019-05-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	CAPR	The Nasdaq Capital Market

As of May 13, 2019, there were 34,675,234 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,170,220	$4,259,266
Marketable securities	-	2,997,150
Restricted cash	185,223	285,831
Grant receivable	122,621	204,868
Prepaid expenses and other current assets	425,943	724,184

TOTAL CURRENT ASSETS	7,904,007	8,471,299

PROPERTY AND EQUIPMENT, net	541,730	574,206

OTHER ASSETS
Intangible assets, net of accumulated amortization of $220,730 and $209,910, respectively	38,952	49,772
Other assets	132,816	151,788

TOTAL ASSETS	$8,617,505	$9,247,065

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,462,878	$1,148,853
Accounts payable and accrued expenses, related party	38,066	106,366

TOTAL CURRENT LIABILITIES	1,500,944	1,255,219

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,376,259	3,376,259

TOTAL LIABILITIES	4,877,203	4,631,478

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 33,661,346 and 31,387,729 shares issued and outstanding, respectively	33,661	31,388
Additional paid-in capital	72,964,900	71,310,720
Accumulated other comprehensive income	-	12,393
Accumulated deficit	(69,258,259)	(66,738,914)

TOTAL STOCKHOLDERS' EQUITY	3,740,302	4,615,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,617,505	$9,247,065

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2019	2018

REVENUE
Revenue	$230,504	$400,066

OPERATING EXPENSES
Research and development	1,811,182	2,696,517
General and administrative	976,490	1,389,732

TOTAL OPERATING EXPENSES	2,787,672	4,086,249

LOSS FROM OPERATIONS	(2,557,168)	(3,686,183)

OTHER INCOME (EXPENSE)
Investment income	37,823	14,653

NET LOSS	(2,519,345)	(3,671,530)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	(12,393)	8,709

COMPREHENSIVE LOSS	$(2,531,738)	$(3,662,821)

Net loss per share, basic and diluted	$(0.08)	$(0.14)
Weighted average number of shares, basic and diluted	32,903,837	26,905,331

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY

Balance at December 31, 2018	31,387,729	$31,388	$71,310,720	$12,393	$(66,738,914)	$4,615,587

Issuance of common stock, net of fees	2,273,617	2,273	1,431,014	-	-	1,433,287

Stock-based compensation	-	-	223,166	-	-	223,166

Unrealized loss on marketable securities	-	-	-	(12,393)	-	(12,393)

Net loss	-	-	-	-	(2,519,345)	(2,519,345)

Balance at March 31, 2019	33,661,346	$33,661	$72,964,900	$-	$(69,258,259)	$3,740,302

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,519,345)	$(3,671,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,295	34,060
Stock-based compensation	223,166	457,612
Change in assets - (increase) decrease:
Receivables	82,247	37,825
Prepaid expenses and other current assets	298,241	(21,182)
Other assets	18,972	(61,818)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	314,026	(87,913)
Accounts payable and accrued expenses, related party	(68,300)	(104,863)

NET CASH USED IN OPERATING ACTIVITIES	(1,607,698)	(3,417,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(15,243)	(3,001,871)
Proceeds from sales and maturities of marketable securities	3,000,000	5,000,000
Purchases of property and equipment	-	(186,386)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,984,757	1,811,743

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	1,433,287	2,373,478
Proceeds from stock options	-	139,140

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,433,287	2,512,618

NET INCREASE IN CASH, CASH EQUIVALENTS,
AND RESTRICTED CASH	2,810,346	906,552

Cash, cash equivalents, and restricted cash balance at beginning of period	4,545,097	6,882,137

Cash, cash equivalents, and restricted cash balance at end of period	$7,355,443	$7,788,689

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019, and as amended by the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 1, 2019, from which the December 31, 2018 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Cash, cash equivalents and marketable securities as of March 31, 2019 were approximately $7.2 million, compared to approximately $7.3 million as of December 31, 2018. On October 19, 2017, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”) to create an at-the-market equity program under which the Company from time to time offered and sold shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $14.0 million (the “ATM Program”) through Wainwright, as sales agent. The Company sold an aggregate of 8,992,331 common shares under the ATM Program at an average price of $1.30 per common share for net proceeds of approximately $11.4 million (see Note 2 - “Stockholders’ Equity” and Note 9 – “Subsequent Events”). The ATM Program expired on April 23, 2019.

The Company has been awarded various grant and loan awards, which fund, in part, various pre-clinical and clinical activities (see Note 5 – “Government Grant Awards”). As of March 31, 2019, the Company has approximately $0.6 million remaining available under its grants and awards for disbursement, pursuant to the terms of the awards.

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

Based on the Company’s current estimates and largely dependent on our decisions with respect to our HOPE-2 clinical trial, the Company believes it has sufficient cash to fund operations into the fourth quarter of 2019. In the first quarter of 2019, Capricor made certain operational adjustments to further reduce expenses by slowing down certain R&D efforts, decreasing headcount, and implementing further budget restrictions in order to preserve cash resources further. Based on the Company’s available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Report on Form 10-Q. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company will require substantial additional capital to fund operations. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. The Company would likely need to delay, or curtail or terminate all or portions of its clinical trial programs. To the extent the Company issues additional equity securities, its existing stockholders would experience substantial dilution.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that total the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	March 31,
	2019	2018
Cash and cash equivalents	$7,170,220	$7,169,262
Restricted cash	185,223	619,427
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$7,355,443	$7,788,689

For the three months ended March 31, 2019 and 2018, restricted cash represents funds received under a CIRM award (the “CIRM Award”) (see Note 5 – “Government Grant Awards”). Restricted cash funds are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The restricted cash balance was approximately $0.2 million and $0.3 million as of March 31, 2019 and December 31, 2018, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $32,476 and $23,241 for the three months ended March 31, 2019 and 2018, respectively.

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Furniture and fixtures	$46,709	$46,709
Laboratory equipment	936,480	936,480
Leasehold improvements	47,043	47,043
	1,030,232	1,030,232
Less accumulated depreciation	(488,502)	(456,026)
Property and equipment, net	$541,730	$574,206

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was $10,819 for both the three months ended March 31, 2019 and 2018. A summary of future amortization expense as of March 31, 2019 is as follows:

Years ended	Amortization Expense
2019 (9 months)	32,457
2020	4,330
2021	2,165

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the three months ended March 31, 2019 and 2018.

Revenue Recognition

For contracts completed as of December 31, 2017, revenue was recognized in accordance with ASC 605 and other superseded standards. The company applied ASU 606 using the modified retrospective approach for all contracts in process as of January 1, 2018.

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the CIRM Award allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 5 - “Government Grant Awards”). Grant income is due upon submission of reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards.

Miscellaneous Income

Revenue is recognized in connection with the delivery of doses which were developed as part of our past R&D efforts. Income is recorded when the Company has satisfied the obligations as identified in the contracts with the customer (see Note 8 – “Related Party Transactions”). Miscellaneous income is due upon billing. Miscellaneous income is based on contracts with fixed transaction prices.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $1.8 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $2.5 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2019 and 2018, the Company’s other comprehensive gain (loss) was $(12,393) and $8,709, respectively.

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

Loss per Share

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

For the three months ended March 31, 2019 and 2018, warrants and options to purchase were 6,476,034 and 8,077,236 shares of common stock, respectively, which have been excluded from the computation of potentially dilutive securities. Dilutive potential common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and issued additional clarification throughout 2018. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. The Company elected the optional transition method to apply the standard as of January 1, 2019 as the effective date and therefore, did not apply the standard to comparative periods. The Company did not apply the recognition requirements to short-term leases and recognized those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company also elected the available package of practical expedients in transition which allowed us to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. The adoption of this update did not have a material impact on the Company’s financial statements.

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

2.	STOCKHOLDER’S EQUITY

Common Stock Sales Agreement

On October 19, 2017, the Company entered into the Sales Agreement with Wainwright, establishing the ATM Program. The common stock sold in the ATM Program was distributed at the market prices prevailing at the time of sale. The Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. From inception through expiration of the ATM Program on April 23, 2019, the Company sold an aggregate of 8,992,331 shares at an average price of approximately $1.30 per common share for net proceeds of approximately $11.4 million (see Note 9 – “Subsequent Events”). The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.4 million.

Outstanding Shares

At March 31, 2019, the Company had 33,661,346 shares of common stock issued and outstanding.

3.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

	Warrants Outstanding
		December 31,	Exercise Price	Expiration
Grant Date	March 31, 2019	2018	per Share	Date
3/16/2016	-	846,073	$4.50	3/16/2019
	-	846,073

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

3.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

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

The estimated weighted average fair value of the options granted during the three months ended March 31, 2018 were approximately $1.45 per shares. No options were granted during the three months ended March 31, 2019.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the three months ended March 31, 2018 as no options were issued during the three months ended March 31, 2019:

March 31, 2018
Expected volatility	142% - 145%
Expected term	5 - 6 years
Dividend yield	0%
Risk-free interest rates	2.3%

Employee and non-employee stock-based compensation expense for the three months ended March 31, 2019 and 2018 was as follows:

	Three months ended March 31,
	2019	2018

General and administrative	$177,511	$304,388
Research and development	45,655	130,475
Total	$223,166	$434,863

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

3.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2019	7,013,140	$1.62
Granted	-	-
Exercised	-	-
Expired/Cancelled	(537,106)	2.78
Outstanding at March 31, 2019	6,476,034	$1.52	$445,536
Exercisable at March 31, 2019	5,768,223	$1.47	$445,536

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was zero and $521,678 for the three months ended March 31, 2019 and 2018, respectively.

4.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of March 31, 2019, the Company maintained approximately $7.1 million of uninsured deposits.

5.	GOVERNMENT GRANT AWARDS

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

5.	GOVERNMENT GRANT AWARDS (Continued)

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

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, the Company completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of March 31, 2019, the Company’s liability balance for the CIRM Award was $3.4 million, of which approximately $0.2 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

On August 8, 2017, the Company entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved the Company’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization (“CMO”) which will help enable Capricor to offer access to CAP-1002 to patients from the control arm of the HOPE-Duchenne trial via an open-label extension protocol. On September 7, 2018, the Company entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to technology transfer. On January 23, 2019, the Company entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to the HOPE-OLE clinical trial.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of March 31, 2019, approximately $0.7 million has been incurred under the terms of the NIH grant award. At this time, the Company is in the process of closing out this grant award, subject to completing customary close-out documentation with no additional expenses expected to be incurred.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. As of March 31, 2019, approximately $1.8 million has been incurred under the terms of the award.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

6.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. On May 25, 2016, Capricor entered into a Third Amendment to Lease (the “Third Lease Amendment”) with The Bubble Real Estate Company, LLC. Under the terms of the Third Lease Amendment, the lease term extension commenced on July 1, 2016 and was to end on December 31, 2018. The base rent increased to $22,995 per month for the first twelve months of the term, commencing July 1, 2016, increased to $23,915 per month for the second twelve months of the term, commencing July 1, 2017, and, thereafter, increased to $24,872 per month for the remainder of the lease term, commencing July 1, 2018. On January 11, 2019, Capricor entered into a Fourth Amendment to Lease (the “Fourth Lease Amendment”) with The Bubble Real Estate Company, LLC. Under the terms of the Fourth Lease Amendment, the lease term extension commenced on January 1, 2019 and will end on December 31, 2019 with a base rent of $25,867 per month. Effective April 1, 2019, the Company has agreed to deliver to the landlord an unconditional, irrevocable, transferrable letter of credit in the amount of $232,803 to cover payments of rent for the remainder of the lease term.

The Facilities Lease which Capricor entered into with CSMC is for a term of three years commencing June 1, 2014 and replaced the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment under the Facilities Lease was $15,461 per month for the first six months of the term and increased to $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. The Facilities Lease expired on May 31, 2017 and transitioned to a month-to-month tenancy. On August 10, 2017, the Company and CSMC entered into the First Amendment to the Facilities Lease effective August 1, 2017 (the “First Amendment”) pursuant to which the term of the Facilities Lease was extended for an additional 12-month period, and the Company was granted an option to further extend the term for an additional 12-month period thereafter through July 31, 2019. Under the First Amendment, the total monthly rent increased from $19,350 to $19,756. In addition, pursuant to the First Amendment, the premises covered by the Facilities Lease now also include the manufacturing facility currently being utilized by Capricor. In lieu of further increasing the monthly rental payment set forth in the First Amendment, the Company has also agreed to provide doses of CAP-1002 for use in CSMC’s clinical trials for a negotiated amount of monetary compensation. On July 19, 2018, the Company exercised its option to extend the term of the Facilities Lease with CSMC for an additional 12-month period through July 31, 2019. The monthly lease payment for the extended term will remain at $19,756. On September 7, 2018, Capricor entered into a Second Amendment to the CSMC Facilities Lease pursuant to which Capricor was granted two consecutive 1-year options to extend the term of the Facilities Lease through July 31, 2021. Capricor entered into a Third Amendment to the CSMC Facilities Lease reducing the square footage of the leased premises, which resulted in a rent reduction of approximately $4,000 per month which became effective March 1, 2019.

In addition, the Company entered into a month-to-month lease agreement with University Center Lane Tenant, LLC, pursuant to which the Company leased office space located in San Diego, California. The lease commenced March 1, 2018 and the rental payment was $4,190 per month. The Company terminated the lease effective February 28, 2019.

Unless renewed, each of the leases described above will not be in effect for fiscal year 2020. Included within the table below, future minimum rental payments to related parties totaled approximately $63,220. A summary of future minimum rental payments required under operating leases as of March 31, 2019 is as follows:

Years ended	Operating Leases
2019 (9 months)	$296,023

Expenses incurred under operating leases to unrelated parties for the three months ended March 31, 2019 and 2018 were $84,601 and $77,264, respectively. Expenses incurred under operating leases to related parties for each of the three months ended March 31, 2019 and 2018 were $55,317 and $59,268, respectively.

Legal Contingencies

The Company is not a party to any material legal proceedings at this time.  From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

6.	COMMITMENTS AND CONTINGENCIES (Continued)

Accounts Payable

Over the normal course of business, disputes with vendors may arise. If a vendor dispute payment is probable and able to be estimated, we will record an estimated liability.

Employee Severances

In the first quarter of 2019, the Board of Directors approved severance packages for all current full-time employees based on length of service and position ranging up to six months of their base salaries subject to certain conditions. No liability has been recorded as of March 31, 2019.

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

8.	RELATED PARTY TRANSACTIONS

Lease and Sub-Lease Agreement

As noted above, Capricor is a party to lease agreements with CSMC, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 6 – “Commitments and Contingencies”), and CSMC has served as an investigative site in Capricor’s clinical trials. Additionally, Dr. Eduardo Marbán, who holds approximately 9% of the outstanding capital stock of Capricor Therapeutics and participates as an observer at the Company’s meetings of the Board of Directors, is the Director of the Cedars-Sinai Smidt Heart Institute, a co-founder of Capricor and the Chairman of the Company’s Scientific Advisory Board.

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three months periods ended March 31, 2019 and 2018, Capricor recognized $7,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice. Additionally, beginning in 2016, Capricor retained the services of Lit Digital Media, LLC whose sole member is Harry Litvack, the son of Dr. Frank Litvack. Lit Digital Media provided services to the Company related to social media and public relations, and the Company paid Lit Digital Media approximately $1,500 per month for such services. On January 31, 2019, we terminated the services of Lit Digital Media.

Payables to Related Party

At March 31, 2019 and December 31, 2018, the Company had accounts payable and accrued expenses to related parties totaling $38,066 and $106,366, respectively. CSMC accounts for $27,973 and $100,191 of the total accounts payable and accrued expenses to related parties as of March 31, 2019 and December 31, 2018, respectively. CSMC expenses relate to research and development and clinical trial costs. During the three months ended March 31, 2019 and 2018, the Company paid CSMC approximately $100,000 and $200,000, respectively, for such costs.

Related Party Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the three months ended March 31, 2019 and 2018, the Company recognized approximately $108,000 and $93,000, respectively, as revenue. As of March 31, 2019, and December 31, 2018, approximately $45,000 and $269,000, respectively, is outstanding and recorded in prepaid expenses and other current assets.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

8.	RELATED PARTY TRANSACTIONS (Continued)

Related Party Agreement

On May 10, 2018, Capricor and TrialTech Medical, Inc., a corporation in which Dr. Frank Litvack, our Executive Chairman and a director, is a co-founder, shareholder and chairman, entered into an agreement whereby TrialTech Medical, Inc. would provide clinical trial services to Capricor for its HOPE-2 clinical trial. In December 2018, Capricor ceased the use of those services. Total costs incurred under the agreement were approximately $42,600.

9.	SUBSEQUENT EVENTS

Common Stock Sales Agreement

Subsequent to March 31, 2019 and through the expiration of the ATM Program on April 23, 2019, the Company sold an aggregate of 1,005,590 common shares at an average price of approximately $0.56 per common share for net proceeds of approximately $0.5 million. The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent in the aggregate amount of approximately $18,900.

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

Drug Candidates

Our Product Candidates

We currently have four drug candidates, two of which are in various stages of active development. Our current research and development efforts have been focused on CAP-1002 and CAP-2003. In 2018 we commenced enrollment of patients in a clinical trial of CAP-1002 in patients with DMD called HOPE-2. CAP-1002 was also the subject of three previous clinical trials conducted by us. Recently, we decided to end the long-term follow-up which had been ongoing in our previously completed trials. CAP-1002 is also currently being investigated in two additional trials sponsored by CSMC, which are the REGRESS trial investigating heart failure with preserved ejection fraction and the ALPHA trial investigating pulmonary arterial hypertension. Although, we are not the sponsor of these trials, we are providing the CAP-1002 investigational product for use in the trials. We are also evaluating CAP-2003 in pre-clinical studies for the treatment of various indications. CAP-1001 (autologous CDCs) was the subject of the CSMC and JHU-sponsored Phase I CADUCEUS trial and is not in active development. Both CAP-1002 and CAP-1001 are derived from cardiospheres, or CSps, and we do not plan to develop CSps as a therapeutic.

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

Phase II HOPE-2 Clinical Trial

HOPE-2 is a randomized, double-blind, placebo-controlled clinical trial which is being conducted at multiple sites located in the United States. Originally, HOPE-2 was designed as an 84 patient clinical trial, but we are pursuing a sample size re-estimation that will likely lead to a significant reduction in the number of DMD patients. To date, we have enrolled 20 patients in our HOPE-2 clinical trial. The clinical trial will evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and on a stable regimen of systemic glucocorticoids. While there are many clinical initiatives in DMD, HOPE-2 is one of the very few to focus on non-ambulant patients. These boys and young men are looking to maintain what function they have in their arms and hands, and Capricor’s previous study of a single intracoronary dose of CAP-1002 provided preliminary evidence of efficacy that CAP-1002 may be able to help DMD patients retain, or slow the loss of upper limb function.

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

In June 2017, we had a meeting with the FDA to discuss potential clinical endpoints that could be used for registration strategies for CAP-1002 in the DMD indication. The minutes of the meeting indicated the FDA's willingness to accept Capricor's proposal to use the Performance of the Upper Limb, or PUL, test as the basis for the primary efficacy endpoint for clinical studies in support of a Biologics License Application, or BLA. The PUL test is an outcomes instrument that was specifically designed to assess upper limb function in ambulant and non-ambulant patients with DMD. In December 2018, we met again with the FDA as part of the expedited review afforded under the RMAT designation. The FDA grants the RMAT designation to investigational regenerative medicine therapies intended to treat a serious condition and for which preliminary clinical evidence indicates a potential to address unmet medical needs for that condition.  During the RMAT discussion, which was reflected in subsequent meeting minutes issued by the FDA, Capricor asked whether the FDA would agree if HOPE-2 could serve as a registration study if the study provides evidence that CAP-1002 is safe and effective in treating Duchenne muscular dystrophy. The FDA advised Capricor to request an end of phase meeting after completion of the trial to determine whether HOPE-2 could serve as the registration study.

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

The primary efficacy endpoint will be the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities will be measured through the PUL test, and the HOPE-2 study will evaluate these through both PUL 1.2 and 2.0. HOPE-2 is focusing on the mid-level dimension of the PUL which assesses the ability to use muscles from the elbow to the fingers, which are essential for operating wheelchairs and performing other daily functions. In HOPE-2, additional secondary and exploratory endpoints such as cardiac function, pulmonary function testing, quality of life and additional measures are included.

Currently, with respect to the HOPE-2 trial, we are planning to conduct an interim analysis at the 6-month time-point as opposed to the originally designed 12-month time-point for certain of the 20 currently enrolled patients. In the second quarter, we are planning to pause additional subject visits pending the results of the interim analysis. Continuation of enrollment and completion of the study as originally designed is dependent on the outcome of the interim analysis and our ability to secure additional funding.

While the trial was originally planned to be conducted at approximately 10-15 investigative sites in the U.S., we recently decided to terminate several sites which had not yet recruited any patients. Other operational aspects of the trial are being assessed and potentially reduced in order to conserve resources and meet the operational needs of the trial as they are re-defined.

Phase I/II HOPE-Duchenne Clinical Trial

We have completed the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in patients with cardiomyopathy associated with Duchenne muscular dystrophy, or DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either CAP-1002 on top of usual care or usual care only. In patients receiving CAP-1002, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients were observed over the course of 12 months. Efficacy was evaluated according to several exploratory outcome measures. This study was funded in part through a grant award, or the CIRM Award, from the California Institute for Regenerative Medicine, or CIRM. In January 2019, this study was published in the online issue of Neurology, the medical journal of the American Academy of Neurology.

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

CAP-1002 for the Treatment of Cardiac Conditions:

In previous years, we completed several trials investigating the use of CAP-1002 for the treatment of various cardiac conditions, including heart failure (the DYNAMIC Trial) and post MI with cardiac dysfunction (ALLSTAR). Because of our decision to focus our efforts on DMD, we have decided not to pursue those indications at this time, nor do we have any plans to continue with the development of these programs. We expect no further material expenses in connection with these programs.

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

In July 2018, we entered into a Cooperative Research and Development Agreement with the U.S. Army Institute of Surgical Research pursuant to which the parties agreed to cooperate in research and development on the evaluation of CAP-2003 for the treatment of trauma related injuries and conditions, which are now the third leading cause of death in the U.S. At this time, we are considering various strategic options with respect to this program.

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

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002, CAP-2003 and our former product candidate, Cenderitide. As we proceed with the clinical development of CAP-1002, and as we further develop CAP-2003 and other additional products, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products and our clinical programs. Our major sources of working capital to date have been proceeds from private and public equity sales, grants received from the NIH and the Department of Defense, or DoD, a payment from Janssen and a loan and grant award from CIRM. While we pursue our pre-clinical and clinical programs, we continue to explore financing and other strategic alternatives with respect to the Company as well as one or more of our product candidates.

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

Results of Operations

Revenue

Grant Income. Grant income for the three months ended March 31, 2019 and 2018 was approximately $0.1 million and $0.3 million, respectively. The decrease in grant income of approximately $0.2 million in the first quarter of 2019 as compared to the first quarter of 2018 is primarily due to the timing of grant activities.

Miscellaneous Income. Miscellaneous income for both of the three month periods ended March 31, 2019 and 2018 was approximately $0.1 million. The miscellaneous income was related to providing cells for investigational purposes for clinical trials sponsored by CSMC, which began in the third quarter of 2017.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2019 and 2018 were approximately $1.0 million and $1.4 million, respectively. The decrease of approximately $0.4 million in G&A expenses in the first quarter of 2019 compared to the same period of 2018 is primarily attributable to a decrease in headcount reducing salaries along with a reduction of investor relations services and stock based compensation expense.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2019 and 2018 were approximately $1.8 million and $2.7 million, respectively. The decrease of approximately $0.9 million in R&D expenses in the first quarter of 2019 compared to the same period of 2018 is primarily due to the timing of clinical development activities of CAP-1002 (HOPE-Duchenne, HOPE-2 and HOPE-OLE clinical trials). These activities resulted in a decrease of approximately $0.6 million. Furthermore, there was a decrease of approximately $0.2 million in research and development expenses related to CAP-1002 and CAP-2003 for the three months ended March 31, 2019 as compared to the same period in 2018. Additionally, there was a decrease of $0.1 million in stock based compensation expense in the first quarter of 2019 as compared to the same period of 2018.

Products Under Active Development

 CAP-1002 – CAP-1002 is in its developmental stages. We expect to spend approximately $3.0 million to $5.0 million during 2019 on the clinical development of CAP-1002, which expenses are primarily related to our HOPE-2 clinical trial. These figures are largely dependent on whether or not we reinitiate enrollment in the HOPE-2 trial. That determination will depend on the results of our planned interim analysis and our ability to secure additional funding.

CAP-2003 – We expect to spend approximately $0.5 million to $1.5 million during 2019 on pre-clinical and other research expenses related to the CAP-2003 program, a portion of which will be offset by our grant award from the DoD. Capricor is currently engaged in pre-clinical testing of CAP-2003 to explore its therapeutic potential, including studies that could potentially enable an IND. We have received a grant from the DoD for up to approximately $2.4 million to be used towards the development of a scalable, commercially-ready process to manufacture CAP-2003. As of March 31, 2019, the Company has approximately $0.6 million available under this grant award, pursuant to the terms of the award.

Products Not Under Active Development

CAP-1001 – In 2011, CSMC, in collaboration with JHU, completed the Phase I CADUCEUS trial. This study enrolled 25 patients who had suffered a heart attack within a mean of 65 days. Seventeen patients received CAP-1001 and eight received standard of care. Twelve months after the study had completed, no measurable adverse effects occurred in the 17 patients who were treated with CAP-1001. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The eight patients in the control group had no significant change in scar size. At present, there is no plan for an additional clinical trial of CAP-1001.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2019 and December 31, 2018 and our net increase in cash and cash equivalents for the three months ended March 31, 2019 and 2018, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	March 31, 2019	December 31, 2018
Cash and cash equivalents	$7,170	$4,259
Working capital	$6,403	$7,216
Stockholders’ equity	$3,740	$4,616

	Three months ended March 31,
Cash flow data	2019	2018
Cash provided by (used in):
Operating activities	$(1,608)	$(3,418)
Investing activities	2,985	1,812
Financing activities	1,433	2,513
Net increase in cash and cash equivalents	$2,810	$907

Our total cash and cash equivalents, not including restricted cash, as of March 31, 2019 was approximately $7.2 million compared to approximately $4.3 million as of December 31, 2018. The increase in cash and cash equivalents from December 31, 2018 as compared to March 31, 2019 is due to a reallocation of marketable securities to cash and cash equivalents of $3.0 million along with the net proceeds from the sale of common stock during the first quarter of 2019. Total marketable securities, consisting primarily of U.S. treasuries, were zero as of March 31, 2019, as compared to approximately $3.0 million as of December 31, 2018. As of March 31, 2019, we had approximately $4.9 million in total liabilities. As of March 31, 2019, we had approximately $6.4 million in net working capital. We had a net loss of approximately $2.5 million for the three months ended March 31, 2019.

Cash used in operating activities was approximately $1.6 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively. The difference of approximately $1.8 million in cash from operating activities is primarily due to a change of approximately $0.4 million in accounts payable and accrued liabilities and a change of $0.3 million in prepaid expenses and other current assets for the three months ended March 31, 2019 as compared to the same period in 2018. Furthermore, there was a decrease of $1.2 million in net loss for the three months ended March 31, 2019 as compared to the same period in 2018. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $3.0 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase in cash provided by investing activities for the three months ended March 31, 2019 as compared to the same period of 2018 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $1.4 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2019 as compared to the same period of 2018 is primarily due to the net proceeds from the sale of common stock.

From inception through March 31, 2019, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen Biotech, Inc., in connection with a Collaboration Agreement, a CIRM loan and a CIRM grant award. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development. We expect that if we are unable to raise additional capital, our current cash on hand will not be able to fund operations for a period of 12 months or more. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

Common Stock Sales Agreement. On October 19, 2017, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co. LLC, or Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $14.0 million, or the ATM Program. The common stock will be distributed at the market prices prevailing at the time of sale. The Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the SEC on September 28, 2015 and declared effective by the SEC on October 26, 2015. As of the expiration of the ATM Program on April 23, 2019, the Company has sold an aggregate of 8,992,331 common shares at an average price of approximately $1.30 per common share for net proceeds of approximately $11.4 million.

Financing Activities by Capricor, Inc.

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

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, the Company completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of March 31, 2019, the Company’s liability balance for the CIRM Award was $3.4 million, of which approximately $0.2 million is recorded as restricted cash, due to the fact that Capricor is required to expend approved project costs in order to use these funds.

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

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 for HLHS. Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of March 31, 2019, approximately $0.7 million has been incurred under the terms of the NIH grant award. At this time, the Company is in the process of closing out this grant award, subject to completing customary close-out documentation with no additional expenses expected to be incurred.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. As of March 31, 2019, approximately $1.8 million has been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of March 31, 2019.

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

Restricted Cash

Restricted cash represents funds received under the CIRM Award. Restricted cash funds are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award.

Recently Issued or Newly Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and issued additional clarification throughout 2018. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. The Company elected the optional transition method to apply the standard as of January 1, 2019 as the effective date and therefore, did not apply the standard to comparative periods. The Company did not apply the recognition requirements to short-term leases and recognized those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company also elected the available package of practical expedients in transition which allowed us to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. The adoption of this update did not have a material impact on the Company’s financial statements.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2019, the fair value of our cash, cash equivalents, including restricted cash, was approximately $7.4 million. Additionally, as of March 31, 2019, Capricor’s portfolio was classified as cash and cash equivalents, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or the SEC, on March 29, 2019, and as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 1, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 26, 2013).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2007).

4.1	Form of Warrant, issued by the Company to the Investors on March 16, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the Commission on March 16, 2016).

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and March 31, 2018, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2018 through March 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: May 14, 2019	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

