Form 10-Q
period 2019-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2019-08-08
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2019

or

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

As of August 7, 2019, there were 3,735,683 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,890,963	$4,259,266
Marketable securities	-	2,997,150
Restricted cash	232,803	285,831
Grant receivable	144,087	204,868
Prepaid expenses and other current assets	375,419	724,184

TOTAL CURRENT ASSETS	6,643,272	8,471,299

PROPERTY AND EQUIPMENT, net	506,724	574,206

OTHER ASSETS
Intangible assets, net of accumulated amortization of $231,549 and $209,910, respectively	28,133	49,772
Other assets	128,715	151,788

TOTAL ASSETS	$7,306,844	$9,247,065

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,520,590	$1,148,853
Accounts payable and accrued expenses, related party	46,212	106,366

TOTAL CURRENT LIABILITIES	1,566,802	1,255,219

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,376,259	3,376,259

TOTAL LIABILITIES	4,943,061	4,631,478

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,467,459 and 3,138,748 shares issued and outstanding, respectively	3,467	3,138
Additional paid-in capital	73,665,029	71,338,970
Accumulated other comprehensive income	-	12,393
Accumulated deficit	(71,304,713)	(66,738,914)

TOTAL STOCKHOLDERS' EQUITY	2,363,783	4,615,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,306,844	$9,247,065

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

REVENUE
Revenue	$410,353	$403,960	$640,857	$804,025

OPERATING EXPENSES
Research and development	1,644,110	3,388,908	3,455,292	6,085,424
General and administrative	831,933	1,178,060	1,808,423	2,567,792

TOTAL OPERATING EXPENSES	2,476,043	4,566,968	5,263,715	8,653,216

LOSS FROM OPERATIONS	(2,065,690)	(4,163,008)	(4,622,858)	(7,849,191)

OTHER INCOME (EXPENSE)
Investment income	21,956	39,460	59,779	54,113
Loss on disposal of fixed asset	(2,720)	-	(2,720)	-

NET LOSS	(2,046,454)	(4,123,548)	(4,565,799)	(7,795,078)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	-	(2,044)	(12,393)	6,665

COMPREHENSIVE LOSS	$(2,046,454)	$(4,125,592)	$(4,578,192)	$(7,788,413)

Net loss per share, basic and diluted	$(0.59)	$(1.42)	$(1.35)	$(2.79)
Weighted average number of shares, basic and diluted	3,457,833	2,903,177	3,374,557	2,797,441

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID -IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
Balance at March 31, 2018	2,797,082	$2,796	$65,730,488	$20,329	$(55,219,349)	$10,534,264

Issuance of common stock, net of fees	200,666	201	2,775,198	-	-	2,775,399

Stock-based compensation	1,666	2	446,731	-	-	446,733

Unrealized loss on marketable securities	-	-	-	(2,044)	-	(2,044)

Net loss	-	-	-	-	(4,123,548)	(4,123,548)

Balance at June 30, 2018	2,999,414	$2,999	$68,952,417	$18,285	$(59,342,897)	$9,630,804

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID -IN CAPITAL	OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
Balance at March 31, 2019	3,366,105	$3,366	$72,995,195	$-	$(69,258,259)	$3,740,302

Issuance of common stock, net of fees	100,553	100	543,039	-	-	543,139

Stock-based compensation	-	-	124,217	-	-	124,217

Fractional shares eliminated pursuant to reverse stock split	(27)	-	(193)	-	-	(193)

Stock options exercised	828	1	2,771	-	-	2,772

Net loss	-	-	-	-	(2,046,454)	(2,046,454)

Balance at June 30, 2019	3,467,459	$3,467	$73,665,029	$-	$(71,304,713)	$2,363,783

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID -IN CAPITAL	OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
Balance at December 31, 2017	2,627,049	$2,626	$62,760,428	$11,620	$(51,547,819)	$11,226,855

Issuance of common stock, net of fees	331,844	332	5,148,545	-	-	5,148,877

Stock-based compensation	2,916	3	904,342	-	-	904,345

Unrealized gain on marketable securities	-	-	-	6,665	-	6,665

Stock options exercised	37,605	38	139,102	-	-	139,140

Net loss	-	-	-	-	(7,795,078)	(7,795,078)

Balance at June 30, 2018	2,999,414	$2,999	$68,952,417	$18,285	$(59,342,897)	$9,630,804

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID -IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
Balance at December 31, 2018	3,138,748	$3,138	$71,338,970	$12,393	$(66,738,914)	$4,615,587

Issuance of common stock, net of fees	327,910	328	1,976,098	-	-	1,976,426

Stock-based compensation	-	-	347,383	-	-	347,383

Fractional shares eliminated pursuant to reverse stock split	(27)	-	(193)	-	-	(193)

Unrealized loss on marketable securities	-	-	-	(12,393)	-	(12,393)

Stock options exercised	828	1	2,771	-	-	2,772

Net loss	-	-	-	-	(4,565,799)	(4,565,799)

Balance at June 30, 2019	3,467,459	$3,467	$73,665,029	$-	$(71,304,713)	$2,363,783

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,565,799)	$(7,795,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed asset	2,720	-
Depreciation and amortization	86,401	72,962
Stock-based compensation	347,383	904,345
Change in assets - (increase) decrease:
Receivables	60,781	57,273
Prepaid expenses and other current assets	348,765	113,046
Other assets	23,073	(111,103)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	371,737	(289,913)
Accounts payable and accrued expenses, related party	(60,154)	(60,754)

NET CASH USED IN OPERATING ACTIVITIES	(3,385,093)	(7,109,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(15,243)	(9,003,615)
Proceeds from sales and maturities of marketable securities	3,000,000	11,000,000
Purchases of property and equipment	-	(186,624)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,984,757	1,809,761

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	1,976,426	5,148,877
Repurchase of fractional shares pursuant to reverse stock split	(193)	-
Proceeds from stock options	2,772	139,140

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,979,005	5,288,017

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,578,669	(11,444)

Cash, cash equivalents, and restricted cash balance at beginning of period	4,545,097	6,882,137

Cash, cash equivalents, and restricted cash balance at end of period	$6,123,766	$6,870,693

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

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

Cash, cash equivalents and marketable securities as of June 30, 2019 were approximately $5.9 million, compared to approximately $7.3 million as of December 31, 2018. On October 19, 2017, the Company entered into a Common Stock Sales Agreement (the “October 2017 Sales Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”) to create an at-the-market equity program under which the Company from time to time offered and sold shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $14.0 million (the “October 2017 ATM Program”) through Wainwright, as sales agent. The Company sold an aggregate of 899,233 common shares under the October 2017 ATM Program at an average price of approximately $13.04 per common share for gross proceeds of approximately $11.7 million (see Note 2 - “Stockholders’ Equity”). In July 2019, the Company entered into a new Common Stock Sales Agreement (the “July 2019 Sales Agreement”) with Wainwright to create an at-the-market equity program having an aggregate offering price of up to $1.8 million (the “July 2019 ATM Program”) through Wainwright, as sales agent (see Note 9 - “Subsequent Events”).

The Company has been awarded various grant and loan awards, which fund, in part, various pre-clinical and clinical activities (see Note 5 – “Government Grant Awards”). As of June 30, 2019, the Company has approximately $0.4 million remaining available under its grants and awards for disbursement, pursuant to the terms of the awards.

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

Based on the Company’s current estimates and largely dependent on our decisions with respect to our DMD program, the Company believes it has sufficient cash to fund operations into the first quarter of 2020. In the first quarter of 2019, Capricor made certain operational adjustments to reduce expenses by slowing down certain R&D efforts, decreasing headcount, and implementing budget restrictions in order to preserve cash resources. Based on the Company’s available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Report on Form 10-Q. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company will require substantial additional capital to fund operations. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. The Company would likely need to delay, curtail or terminate all or portions of its clinical trial programs. To the extent the Company issues additional equity securities, its existing stockholders would experience substantial dilution.

Reverse Stock Split

On June 4, 2019, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten pursuant to a Certificate of Amendment to the Company’s Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the Nasdaq Capital Market (“Nasdaq”) beginning with the opening of trading on June 5, 2019. The primary purpose of the reverse stock split, which was approved by the Company’s stockholders at the Company’s Annual Stockholders Meeting on May 29, 2019, was to enable the Company to regain compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq. Pursuant to the reverse stock split, every ten shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. Unless otherwise indicated, all share and per share amounts of the common stock included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. Amounts of common stock resulting from the reverse stock split were rounded down to the nearest whole share and any resulting fractional shares were cancelled for cash. The number of authorized shares of the Company’s common stock remained unchanged. The reverse stock split affected all issued and outstanding shares of the Company’s common stock, and the respective numbers of shares of common stock underlying outstanding stock options, outstanding warrants and the Company’s equity incentive plans were proportionately adjusted.

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

	June 30,	June 30,
	2019	2018
Cash and cash equivalents	$5,890,963	$6,339,148
Restricted cash	232,803	531,545
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$6,123,766	$6,870,693

For the six months ended June 30, 2019, the Company had an outstanding letter of credit for $232,803 as a security deposit for its operating lease agreement for corporate office space (see Note 6 – “Commitments and Contingencies”). The Company is required to maintain this deposit for the duration of the lease agreement. In contrast, for the six months ended June 30, 2018, restricted cash represents funds received under a CIRM award (the “CIRM Award”) (see Note 5 – “Government Grant Awards”). Restricted cash funds are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The restricted cash balance was approximately $0.2 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $64,763 and $51,324 for the six months ended June 30, 2019 and 2018, respectively.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Furniture and fixtures	$46,709	$46,709
Laboratory equipment	931,166	936,480
Leasehold improvements	47,043	47,043
	1,024,918	1,030,232
Less accumulated depreciation	(518,194)	(456,026)
Property and equipment, net	$506,724	$574,206

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was $21,638 for both the six months ended June 30, 2019 and 2018. A summary of future amortization expense as of June 30, 2019 is as follows:

Years ended	Amortization Expense
2019 (6 months)	21,638
2020	4,330
2021	2,165

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the six months ended June 30, 2019 and 2018.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $1.6 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $3.5 million and $6.1 million for the six months ended June 30, 2019 and 2018, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $2.0 million and $4.1 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $4.6 million and $7.8 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended June 30, 2019 and 2018, the Company’s other comprehensive gain (loss) was zero and $(2,044), respectively. For the six months ended June 30, 2019 and 2018, the Company’s other comprehensive income (loss) was $(12,393) and $6,665, respectively.

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the three and six months ended June 30, 2019 and 2018, warrants and options to purchase were 638,849 and 805,155 shares of common stock, respectively, which have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and issued additional clarification throughout 2018. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. The Company elected the optional transition method to apply the standard as of January 1, 2019 as the effective date and therefore, did not apply the standard to comparative periods. The Company did not apply the recognition requirements to short-term leases and recognized those lease payments in the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the lease term. The Company also elected the available package of practical expedients in transition which allowed us to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. The adoption of this update did not have a material impact on the Company’s financial statements.

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

2.       STOCKHOLDER’S EQUITY

October 2017 Common Stock Sales Agreement

On October 19, 2017, the Company entered into the October 2017 Sales Agreement with Wainwright, establishing the October 2017 ATM Program. The common stock sold in the October 2017 ATM Program was distributed at the market prices prevailing at the time of sale. The October 2017 Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. From inception through expiration of the October 2017 ATM Program on April 23, 2019, the Company sold an aggregate of 899,233 shares at an average price of approximately $13.04 per common share for gross proceeds of approximately $11.7 million. The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.4 million.

Outstanding Shares

At June 30, 2019, the Company had 3,467,459 shares of common stock issued and outstanding.

3.       STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

	Warrants Outstanding
Grant Date	June 30, 2019	December 31, 2018	Exercise Price per Share	Expiration Date

3/16/2016	-	84,607	$45.00	3/16/2019
	-	84,607

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

At the time the merger between Capricor and Nile became effective, 414,971 shares of common stock were reserved under the 2012 Plan for the issuance of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and other service providers. Included in the 2012 Plan are the shares of common stock that were originally reserved under the 2006 Stock Option Plan. Under the 2012 Plan, each stock option granted will be designated in the award agreement as either an incentive stock option or a nonstatutory stock option. Notwithstanding such designation, however, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options.

On June 2, 2016 at the Company’s annual stockholder meeting, the stockholders approved a proposal to amend the 2012 Plan, to, among other things, increase the number of shares of common stock of the Company that may be issued under the 2012 Plan to equal the sum of 414,971 plus 2% of the outstanding shares of common stock as of December 31, 2015, with the number of shares that may be issued under the 2012 Plan automatically increasing thereafter on January 1 of each year, commencing with January 1, 2017, by 2% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year (rounded down to the nearest whole share). As of January 1, 2019, the maximum number of shares that may be issued under the 2012 Plan was 605,595 shares.

At the time the merger between Capricor and Nile became effective, 269,731 shares of common stock were reserved under the 2012 Non-Employee Director Plan for the issuance of stock options to members of the Board who are not employees of the Company.

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

The estimated weighted average fair value of the options granted during the three months ended June 30, 2018 were approximately $13.02 per share. The estimated weighted average fair value of the options granted during the six months ended June 30, 2018 were approximately $14.33. No options were granted during the three and six months ended June 30, 2019.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the six months ended June 30, 2018 as no options were issued during the six months ended June 30, 2019:

June 30, 2018
Expected volatility	140% - 145%
Expected term	5 - 6 years
Dividend yield	0%
Risk-free interest rates	2.3 – 2.8%

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

3.       STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

Employee and non-employee stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

General and administrative	$75,379	$290,928	$252,890	$595,316
Research and development	48,838	132,306	94,493	262,781
Total	$124,217	$423,234	$347,383	$858,097

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

Common stock, stock options or other equity instruments issued to non-employees (including consultants) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. The fair value of stock options is determined using the Black-Scholes option-pricing model. Historically, the Company periodically re-measured the fair value for non-qualified option grants recording an expense over the applicable vesting periods. However, in the third quarter of 2018, the Company early adopted ASU 2018-07. The Company calculates the fair value for non-qualified options as of the date of grant and expenses over the applicable vesting periods. The Company accounts for estimated forfeitures at the date of grant.

The following is a schedule summarizing employee and non-employee stock option activity for the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2019	701,287	$16.18
Granted	-	-
Exercised	(828)	3.35
Expired/Cancelled	(61,610)	27.26
Outstanding at June 30, 2019	638,849	$15.13	$22,971
Exercisable at June 30, 2019	579,502	$14.75	$22,971

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was approximately $1,987 and $521,678 for the six months ended June 30, 2019 and 2018, respectively.

4.       CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of June 30, 2019, the Company maintained approximately $5.6 million of uninsured deposits.

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

After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten year anniversary of the date of the award), Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy (the “New Loan Balance”), at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than income.

On August 8, 2017, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved Capricor’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization (“CMO”) which will help enable Capricor to offer access to CAP-1002 to patients from the control arm of the HOPE-Duchenne trial via an open-label extension protocol. On September 7, 2018, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to technology transfer. On January 23, 2019, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to the HOPE-OLE clinical trial.

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, Capricor completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of June 30, 2019, Capricor’s liability balance for the CIRM Award was $3.4 million. In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. Capricor is currently in the process of completing final close-out documentation.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

5.       GOVERNMENT GRANT AWARDS (Continued)

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the National Institutes of Health (“NIH”) to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, Capricor is eligible to receive disbursements in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of June 30, 2019, approximately $0.7 million has been incurred under the terms of the NIH grant award. In the second quarter of 2019, the award was closed, and all filings completed with no additional expenses expected to be incurred.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. As of June 30, 2019, approximately $2.0 million has been incurred under the terms of the award.

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

The Facilities Lease which Capricor entered into with Cedars-Sinai Medical Center (“CSMC”) is for a term of three years commencing June 1, 2014 and replaced the month-to-month lease that was previously in effect between CSMC and Capricor. The monthly lease payment under the Facilities Lease was $15,461 per month for the first six months of the term and increased to $19,350 per month for the remainder of the term. The amount of rent expense is subject to annual adjustments according to increases in the Consumer Price Index. The Facilities Lease expired on May 31, 2017 and transitioned to a month-to-month tenancy. On August 10, 2017, the Company and CSMC entered into the First Amendment to the Facilities Lease effective August 1, 2017 (the “First Amendment”) pursuant to which the term of the Facilities Lease was extended for an additional 12-month period, and the Company was granted an option to further extend the term for an additional 12-month period thereafter through July 31, 2019. Under the First Amendment, the total monthly rent increased from $19,350 to $19,756. In addition, pursuant to the First Amendment, the premises covered by the Facilities Lease now also include the manufacturing facility currently being utilized by Capricor. In lieu of further increasing the monthly rental payment set forth in the First Amendment, the Company has also agreed to provide doses of CAP-1002 for use in CSMC’s clinical trials for a negotiated amount of monetary compensation. On July 19, 2018, the Company exercised its option to extend the term of the Facilities Lease with CSMC for an additional 12-month period through July 31, 2019. The monthly lease payment for the extended term will remain at $19,756. On September 7, 2018, Capricor entered into a Second Amendment to the CSMC Facilities Lease pursuant to which Capricor was granted two consecutive 1-year options to extend the term of the Facilities Lease through July 31, 2021. Capricor entered into a Third Amendment to the CSMC Facilities Lease reducing the square footage of the leased premises, which resulted in a rent reduction of approximately $4,000 per month which became effective March 1, 2019. In July 2019, Capricor exercised its option to extend the term of the Facilities Lease with CSMC for an additional 12-month period through July 31, 2020 with a monthly lease payment of $15,805 (see Note 9 – “Subsequent Events”).

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

6.       COMMITMENTS AND CONTINGENCIES (Continued)

In addition, Capricor entered into a month-to-month lease agreement with University Center Lane Tenant, LLC, pursuant to which Capricor leased office space located in San Diego, California. The lease commenced March 1, 2018 and the rental payment was $4,190 per month. The Company terminated the lease effective February 28, 2019.

Included within the table below, future minimum rental payments to related parties totaled $15,805. A summary of future minimum rental payments required under operating leases as of June 30, 2019 is as follows:

Years ended	Operating Leases
2019 (6 months)	$171,007

Expenses incurred under operating leases to unrelated parties for the three months ended June 30, 2019 and 2018 were $77,601 and $83,785, respectively, and $162,202 and $161,050 for the six months ended June 30, 2019 and 2018, respectively. Expenses incurred under operating leases to related parties for each of the three months ended June 30, 2019 and 2018 were $47,415 and $59,268, respectively, and $102,732 and $118,536 for the six months ended June 30, 2019 and 2018, respectively.

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

Employee Severances

In the first quarter of 2019, the Board of Directors approved severance packages for all current full-time employees based on length of service and position ranging up to six months of their base salaries subject to certain conditions. No liability has been recorded as of June 30, 2019.

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

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three months periods ended June 30, 2019 and 2018, Capricor recognized $7,500 in sublease income from the related party. For each of the six month periods ended June 30, 2019 and 2018, Capricor recognized $15,000 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice.

Payables to Related Party

At June 30, 2019 and December 31, 2018, the Company had accounts payable and accrued expenses to related parties totaling $46,212 and $106,366, respectively. CSMC accounts for $36,212 and $100,191 of the total accounts payable and accrued expenses to related parties as of June 30, 2019 and December 31, 2018, respectively. CSMC expenses relate to research and development and clinical trial costs. During the six months ended June 30, 2019 and 2018, the Company paid CSMC approximately $200,000 and $350,000, respectively, for such costs.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

8.       RELATED PARTY TRANSACTIONS (Continued)

Related Party Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the three months ended June 30, 2019 and 2018, the Company recognized approximately $175,000 and $117,000, respectively, as revenue. For the six months ended June 30, 2019 and 2018, the Company recognized approximately $283,000 and $210,000, respectively, as revenue. As of June 30, 2019, and December 31, 2018, approximately $152,000 and $269,000, respectively, is outstanding and recorded in prepaid expenses and other current assets.

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

9.       SUBSEQUENT EVENTS

Facilities Lease

In July 2019, the Company exercised its option to extend the term of the Facilities Lease with CSMC for an additional 12-month period through July 31, 2020. The monthly lease payment for the extended term will remain at $15,805.

July 2019 Common Stock Sales Agreement

On July 22, 2019, the Company entered into the July 2019 Sales Agreement with Wainwright, establishing the July 2019 ATM Program. The common stock sold in the July 2019 ATM Program will be distributed at the market prices prevailing at the time of sale. The July 2019 Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. Since July 22, 2019 and through August 7, 2019, the Company has sold an aggregate of 268,224 common shares under the July 2019 ATM Program at an average price of approximately $5.06 per common share for gross proceeds of approximately $1.4 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.1 million.

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

Drug Candidates

Our Product Candidates

We currently have four drug candidates, two of which are in various stages of active development. Our current research and development efforts have been focused on CAP-1002 and CAP-2003. In 2018 we commenced enrollment of patients with DMD in a clinical trial of CAP-1002 called HOPE-2. CAP-1002 was also the subject of three previous clinical trials conducted by us. Recently, we decided to end the long-term follow-up which had been ongoing in our previously completed trials. CAP-1002 is also currently being investigated in two additional trials sponsored by Cedars-Sinai Medical Center, or CSMC, which are the REGRESS trial investigating heart failure with preserved ejection fraction and the ALPHA trial investigating pulmonary arterial hypertension. Although, we are not the sponsor of these two trials, we are providing the investigational product for use in the trials. We are also evaluating CAP-2003 in pre-clinical studies for the treatment of various indications. CAP-1001 (autologous cardiosphere-derived cells, or CDCs) was the subject of the CSMC and The Johns Hopkins University, or JHU, sponsored Phase I CADUCEUS trial and is not in active development. Both CAP-1002 and CAP-1001 are derived from cardiospheres, or CSps, and we do not plan to develop CSps as a therapeutic.

CAP-1002 for the Treatment of Duchenne Muscular Dystrophy:

Based on our understanding of the mechanism of action of CAP-1002 which has been evaluated in pre-clinical models of DMD, we believe that CAP-1002 has the potential to decrease inflammation and muscle degeneration while exerting positive effects on muscle regeneration, all of which may translate into patients retaining muscle function for a longer period of time. Data supporting peripheral intravenous route of administration of CAP-1002 in the DMD setting has been provided by pre-clinical mouse studies where CDCs, the active ingredient in CAP-1002, have been shown to increase exercise capacity and diaphragmatic function.

Phase II HOPE-2 Clinical Trial

HOPE-2 is a randomized, double-blind, placebo-controlled clinical trial which is being conducted at multiple sites located in the United States. To date, we have enrolled 20 patients in our HOPE-2 clinical trial. The clinical trial was designed to evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and on a stable regimen of systemic glucocorticoids. While there are many clinical initiatives in DMD, HOPE-2 is one of the very few to focus on non-ambulant patients. These boys and young men are looking to maintain what function they have in their arms and hands, and Capricor’s previous study of a single intracoronary dose of CAP-1002 provided preliminary evidence of efficacy that CAP-1002 may be able to help DMD patients retain, or slow the loss of upper limb function.

The primary efficacy endpoint is the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities will be measured through the PUL test, and the HOPE-2 study will evaluate these through both PUL 1.2 and 2.0 versions. HOPE-2 is focusing on the mid-level dimension of the PUL which assesses the ability to use muscles from the elbow to the hand, which are essential for operating wheelchairs and performing other daily functions. In HOPE-2, additional secondary and exploratory endpoints such as cardiac function, pulmonary function testing, quality of life and additional measures are included.

In July 2019, we reported interim results from the HOPE-2 trial which showed that a pre-specified interim analysis performed on 6-month data showed meaningful results across several independent clinical measures.

In the interim analysis, preliminary top-line data from a total of 17 patients was analyzed in the per protocol population (10 placebo and 7 treated) at the 3 month time-point and 12 patients (6 placebo and 6 treated) were analyzed at the 6 month time-point. Approximately 80% of the patients were non-ambulant. Demographic and baseline characteristics were similar between the two treatment groups. Although we have collected data from 2 treated patients at the 9-month timepoint, 1 of which at the 12-month time-point, Capricor is not able to draw any conclusions at this time with respect to this data.

Skeletal Assessments

To assess skeletal muscle function, investigators used the mid-level dimension of the Performance of the Upper Limb, or PUL, 1.2 and 2.0 tools. The PUL evaluates manual tasks that relate to activities of daily living that are very important for quality of life. The FDA has suggested the use of the updated PUL 2.0 version as the primary efficacy endpoint in support of a Biologics License Application, or BLA. Additional independent tests assessing grip strength showed improvements at 6 months and tests assessing tip to tip pinch strength showed positive results.

Time-point	3 months			6 months

Treatment	CAP-1002	Placebo	p-value	CAP-1002	Placebo	p-value
Mid-level Performance of the Upper Limb PUL 2.0	0.1 (1.07)	-0.4 (0.52)	0.0591	-0.2 (1.17)	-0.8 (0.75)	0.0389
Tip to Tip Pinch Strength	0.9 (3.44)	1.9 (4.12)	0.9057	3.3 (2.88)	-0.3 (1.51)	0.0674
Grip Strength	-0.6 (3.15)	-0.8 (2.30)	0.5897	0.8 (4.54)	-2.2 (1.83)	0.0389

Table: Skeletal Assessments at 3- and 6-month time-points.

Mean Change from baseline (standard deviation) showed.

Note: P-values are nominal without adjustment for multiple testing or claims of statistical significance

Pulmonary Assessments

To assess pulmonary function, investigators measured several clinically relevant parameters. At 3 months, inspiratory flow reserve (absolute), a reflection of diaphragmatic strength, showed an improvement (p=0.0473). Additionally, positive trends were seen at 3 months in peak expiratory flow (% predicted), another measure of diaphragmatic strength.

Cardiac Assessments

Magnetic resonance imaging, MRI, was used to assess cardiac structure and function at 6 months. Positive trends were found in cardiac muscle function including systolic wall thickening and cardiac mass among those treated with CAP-1002 compared to placebo. Duchenne hearts atrophy progressively and have impaired systolic function. Improved mass and wall thickening suggest possible cardiac regeneration and functional improvement. These trends were consistent with the cardiac findings seen in the previously published HOPE-Duchenne study.

Safety

In late December 2018, Capricor put a voluntary hold on dosing after two patients in the HOPE trials had a serious adverse event in the form of an immediate immune reaction. The investigation suggested the patient may have developed hypersensitivity to something contained in the investigational product, including an excipient or inactive ingredient in the formulation. To reduce the risk of future adverse events, Capricor initiated a commonly used pre-medication strategy including intravenous steroids and antihistamines to prevent or mitigate potential immune reactions during the administration. Since the initiation of the pre-treatment regimen, approximately 30 infusions of investigational drug (CAP-1002 or placebo) have been administered to HOPE-2 patients with only one serious adverse event reported that required an overnight observation of the patient.

In June 2017, we had a meeting with the FDA to discuss potential clinical endpoints that could be used for registration strategies for CAP-1002 in the DMD indication. The minutes of the meeting indicated the FDA's willingness to accept Capricor's proposal to use the PUL test as the basis for the primary efficacy endpoint for clinical studies in support of a BLA. The PUL test is an outcome instrument that was specifically designed to assess upper limb function in ambulant and non-ambulant patients with DMD. In December 2018, we met again with the FDA as part of the expedited review afforded under the RMAT designation. The FDA grants the RMAT designation to investigational regenerative medicine therapies intended to treat a serious condition and for which preliminary clinical evidence indicates a potential to address unmet medical needs for that condition.  During the RMAT discussion, which was reflected in subsequent meeting minutes issued by the FDA, Capricor asked whether the FDA would agree if HOPE-2 could serve as a registration study if the study provides evidence that CAP-1002 is safe and effective in treating Duchenne muscular dystrophy. The FDA advised Capricor to request an end of phase meeting after completion of the trial to determine whether HOPE-2 could serve as the registration study. The FDA also indicated its support for the use of the PUL 2.0 mid-level test, or the PUL 2.0, as the primary efficacy endpoint for HOPE-2. In addition, the agency stated that the trial would need to provide evidence of clinically meaningful changes in the PUL, as well as other evidence supportive of CAP-1002 efficacy for patients with advanced Duchenne muscular dystrophy, in order to potentially serve as a registration trial.

We plan to continue discussions with the FDA about our DMD program and resume per protocol dosing in previously enrolled patients in the HOPE-2 study. Recently, our independent DSMB completed its safety assessment and futility analysis review and recommended we continue the study.

Currently, we do not anticipate initiating additional enrollment in HOPE-2. Our further plans with respect to the clinical development of CAP-1002 in DMD will be based on guidance received from the FDA as well as other factors.

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

CAP-1002 for the Treatment of Cardiac Conditions:

In previous years, we completed several trials investigating the use of CAP-1002 for the treatment of various cardiac conditions, including heart failure (the DYNAMIC Trial) and post MI with cardiac dysfunction (ALLSTAR). Because of our decision to focus our efforts on DMD, we have decided not to pursue those indications at this time, nor do we have any plans to continue with the development of these programs although we are continuing to evaluate certain cardiac measures in our HOPE-2 trial. We expect no further material expenses in connection with these programs.

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

CAP-2003:

Extracellular vesicles, or EVs, including exosomes and microvesicles are nano-scale, membrane-enclosed vesicles, that are secreted by cells and contain characteristic lipids, proteins and RNA molecules, such as microRNAs. EVs act as messengers to regulate the functions of neighboring cells, and pre-clinical research has shown that exogenously-administered exosomes can direct or, in some cases, re-direct cellular activity, supporting their therapeutic potential agents or delivery vehicles. Their size, ease of crossing cell membranes, and ability to communicate in native cellular language makes them an exciting class of potential therapeutic agents.

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

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002, CAP-2003 and our former product candidate, Cenderitide. As we proceed with the clinical development of CAP-1002, and as we further develop CAP-2003 and other additional products, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products and our clinical programs. Our major sources of working capital to date have been proceeds from private and public equity sales, grants received from the National Institutes of Health, or NIH, and the Department of Defense, or DoD, a payment from Janssen Biotech, Inc., or Janssen, and a loan and grant award from CIRM. While we pursue our pre-clinical and clinical programs, we continue to explore financing and other strategic alternatives with respect to the Company as well as one or more of our product candidates.

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

Results of Operations

Revenue

Grant Income. Grant income for the three months ended June 30, 2019 and 2018 was approximately $0.1 million and $0.3 million, respectively. The decrease in grant income of approximately $0.2 million in the second quarter of 2019 as compared to the second quarter of 2018 is primarily due to the timing of grant activities.

Grant income for the six months ended June 30, 2019 and 2018 was approximately $0.3 million and $0.6 million, respectively. The decrease in grant income of approximately $0.3 million in the first half of 2019 as compared to the first half of 2018 is primarily due to the timing of grant activities.

Miscellaneous Income. Miscellaneous income for the three months ended June 30, 2019 and 2018 was approximately $0.3 million and $0.1 million, respectively. The miscellaneous income was primarily related to providing cells for investigational purposes for clinical trials sponsored by CSMC, which began in the third quarter of 2017. The difference of approximately $0.2 million is primarily related to the timing of enrollment with respect to these trials.

Miscellaneous income for the six months ended June 30, 2019 and 2018 was approximately $0.4 million and $0.2 million, respectively.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2019 and 2018 were approximately $0.8 million and $1.2 million, respectively. The decrease of approximately $0.4 million in G&A expenses in the second quarter of 2019 compared to the same period of 2018 is primarily attributable to a decrease in stock-based compensation expense along with a reduction in headcount and other general expenses including investor relations and legal expenses.

G&A expenses for the six months ended June 30, 2019 and 2018 were approximately $1.8 million and $2.6 million, respectively. The decrease of approximately $0.8 million in G&A expenses in the first half of 2019 compared to the first half of 2018 is primarily attributable to a decrease in stock-based compensation expense along with a reduction in headcount and other general expenses including investor relations and legal expenses.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2019 and 2018 were approximately $1.6 million and $3.4 million, respectively. The decrease of approximately $1.8 million in R&D expenses in the second quarter of 2019 compared to the same period of 2018 is primarily due to the timing of clinical development activities of CAP-1002 (HOPE-Duchenne, HOPE-2 and HOPE-OLE clinical trials). These activities resulted in a decrease of approximately $1.0 million. Furthermore, there was a decrease of approximately $0.7 million in research and development expenses related to CAP-1002 and CAP-2003 for the three months ended June 30, 2019 as compared to the same period in 2018. Additionally, there was a decrease of $0.1 million in stock based compensation expense in the second quarter of 2019 as compared to the same period of 2018.

R&D expenses for the six months ended June 30, 2019 and 2018 were approximately $3.5 million and $6.1 million, respectively. The decrease of approximately $2.6 in R&D expenses in the first half of 2019 compared to the same period of 2018 is primarily due to the timing of clinical development activities of CAP-1002 (HOPE-Duchenne, HOPE-2 and HOPE-OLE clinical trials). These activities resulted in a decrease of approximately $1.5 million. Furthermore, there was a decrease of approximately $0.9 million in research and development expenses related to CAP-1002 and CAP-2003 for the six months ended June 30, 2019 as compared to the same period in 2018. Additionally, there was a decrease of $0.2 million in stock-based compensation expenses in the first half of 2019 as compared to the same period of 2018.

Products Under Active Development

 CAP-1002 – CAP-1002 is in its developmental stages. We expect to spend approximately $4.0 million to $6.0 million during 2019 on the clinical development of CAP-1002, which expenses are primarily related to our HOPE-2 clinical trial. These figures are largely dependent on the results of our discussions with the FDA, our ability to secure additional funding and various other factors.

CAP-2003 – We expect to spend approximately $1.0 million to $2.0 million during 2019 on pre-clinical and other research expenses related to the CAP-2003 program, a portion of which will be offset by our grant award from the DoD. Capricor is currently engaged in pre-clinical testing of CAP-2003 to explore its therapeutic potential, including studies that could potentially enable an IND. We have received a grant from the DoD for up to approximately $2.4 million to be used towards the development of a scalable, commercially-ready process to manufacture CAP-2003. As of June 30, 2019, the Company has approximately $0.4 million available under this grant award, pursuant to the terms of the award.

Products Not Under Active Development

CAP-1001 – In 2011, CSMC, in collaboration with JHU, completed the Phase I CADUCEUS trial. This study enrolled 25 patients who had suffered a heart attack within a mean of 65 days. 17 patients received CAP-1001 and 8 received standard of care. Twelve months after the study had completed, no measurable adverse effects occurred in the 17 patients who were treated with CAP-1001. 16 of the 17 treated patients showed a mean reduction of approximately 45% in scar mass and an increase in viable heart muscle one-year post heart attack. The 8 patients in the control group had no significant change in scar size. At present, there is no plan for an additional clinical trial of CAP-1001.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2019 and December 31, 2018 and our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2019 and 2018, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	June 30, 2019	December 31, 2018
Cash and cash equivalents	$5,891	$4,259
Working capital	$5,076	$7,216
Stockholders’ equity	$2,364	$4,616

	Six months ended June 30,
Cash flow data	2019	2018
Cash provided by (used in):
Operating activities	$(3,385)	$(7,109)
Investing activities	2,985	1,810
Financing activities	1,979	5,288
Net increase (decrease) in cash and cash equivalents	$1,579	$(11)

Our total cash and cash equivalents, not including restricted cash, as of June 30, 2019 was approximately $5.9 million compared to approximately $4.3 million as of December 31, 2018. The increase in cash and cash equivalents from December 31, 2018 as compared to June 30, 2019 is due to a reallocation of marketable securities to cash and cash equivalents of $3.0 million along with the net proceeds from the sale of common stock during the first half of 2019. Total marketable securities, consisting primarily of U.S. treasuries, were zero as of June 30, 2019, as compared to approximately $3.0 million as of December 31, 2018. As of June 30, 2019, we had approximately $4.9 million in total liabilities. As of June 30, 2019, we had approximately $5.1 million in net working capital. We had a net loss of approximately $2.0 million for the three months ended June 30, 2019 compared to a net loss of approximately $4.1 million in the same period of 2018. We incurred a net loss of approximately $4.6 million for the six months ended June 30, 2019 compared to a net loss of approximately $7.8 million in the same period of 2018.

Cash used in operating activities was approximately $3.4 million and $7.1 million for the six months ended June 30, 2019 and 2018, respectively. The difference of approximately $3.7 million in cash from operating activities is primarily due to a decrease of $3.2 million in net loss for the six months ended June 30, 2019 as compared to the same period in 2018. Furthermore, there was a change of approximately $0.7 million in accounts payable and accrued liabilities and a change of $0.2 million in prepaid expenses and other current assets for the six months ended June 30, 2019 as compared to the same period in 2018. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $3.0 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash provided by investing activities for the six months ended June 30, 2019 as compared to the same period of 2018 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $2.0 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2019 as compared to the same period of 2018 is primarily due to the net proceeds from the sale of common stock.

From inception through June 30, 2019, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen in connection with a Collaboration Agreement, a CIRM loan and a CIRM grant award. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development. We expect that if we are unable to raise additional capital, our current cash on hand will not be able to fund operations for a period of 12 months or more. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, without limitation, the following:

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

Financing Activities by the Company

July 2019 Common Stock Sales Agreement. On July 22, 2019, the Company entered into a Common Stock Sales Agreement, or the July 2019 Sales Agreement, with H.C. Wainwright & Co. LLC, or Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $1.8 million, or the July 2019 ATM Program. The common stock will be distributed at the market prices prevailing at the time of sale. The July 2019 Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the July 2019 ATM Program have been and will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was amended and filed with the Securities and Exchange Commission, or the SEC, on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since July 22, 2019 and through August 7, 2019, the Company has sold an aggregate of 268,224 common shares under the July 2019 ATM Program at an average price of approximately $5.06 per common share for gross proceeds of approximately $1.4 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.1 million.

October 2017 Common Stock Sales Agreement. On October 19, 2017, the Company entered into a Common Stock Sales Agreement, or the October 2017 Sales Agreement, with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $14.0 million, or the October 2017 ATM Program. The common stock will be distributed at the market prices prevailing at the time of sale. The October 2017 Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the October 2017 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the SEC on September 28, 2015 and declared effective by the SEC on October 26, 2015. As of the expiration of the October 2017 ATM Program on April 23, 2019, the Company sold an aggregate of 899,233 common shares at an average price of approximately $13.04 per common share for gross proceeds of approximately $11.7 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.4 million.

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

After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten year anniversary of the date of the award), Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan would be five years from the date of execution of the applicable loan agreement; provided that the term of the loan will not exceed ten years from the date on which the CIRM Award was granted. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy, or the New Loan Balance, at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than income.

On August 8, 2017, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved Capricor’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization, or CMO, which will help enable Capricor to offer access to CAP-1002 to patients from the control arm of the HOPE-Duchenne trial via an open-label extension protocol. On September 7, 2018, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to technology transfer. On January 23, 2019, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to the HOPE-OLE clinical trial.

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, Capricor completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of June 30, 2019, Capricor’s liability balance for the CIRM Award was $3.4 million. In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. We are currently in the process of completing final close-out documentation.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of June 30, 2019, approximately $0.7 million has been incurred under the terms of the NIH grant award. In the second quarter of 2019, the award was closed and all filings completed with no additional expenses expected to be incurred.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. As of June 30, 2019, approximately $2.0 million has been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of June 30, 2019.

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

Restricted Cash

Prior to March 31, 2019, restricted cash represents funds received under the CIRM Award. Restricted cash funds are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The Company fully utilized the CIRM Award in June 2019.

In April 2019, the Company entered into a letter of credit for $232,803 as a security deposit for its lease agreement for corporate office space. The Company is required to maintain this deposit for the duration of the lease term.

Recently Issued or Newly Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, FASB, issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which supersedes existing guidance on accounting for leases in Leases (Topic 840) and issued additional clarification throughout 2018. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. The Company elected the optional transition method to apply the standard as of January 1, 2019 as the effective date and therefore, did not apply the standard to comparative periods. The Company did not apply the recognition requirements to short-term leases and recognized those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company also elected the available package of practical expedients in transition which allowed us to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. The adoption of this update did not have a material impact on the Company’s financial statements.

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

 Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2019, the fair value of our cash, cash equivalents, including restricted cash, was approximately $6.1 million. Additionally, as of June 30, 2019, Capricor’s portfolio was classified as cash and cash equivalents, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

10.1	Restated and Amended Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Linda Marbán, dated June 5, 2019.*

10.2	Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Anthony J. Bergmann, dated May 14, 2019.*

10.3	Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Karen G. Krasney, dated May 14, 2019.*

10.4	Common Stock Sales Agreement, dated July 22, 2019, between Capricor Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2019).

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: August 7, 2019	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

