Form 10-Q
period 2019-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2019-11-08
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2019, there were 4,246,225 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	expectation of our dates for commencement of clinical trials, investigational new drug filings and similar plans or projections;

•	regulatory developments involving products, including the ability to obtain regulatory approvals or otherwise bring products to market;

•	the regulatory approval of our drug candidates, including our ability to obtain and maintain orphan drug, rare pediatric and RMAT designations for our lead product candidate CAP-1002;

•	our use of clinical research centers, third party manufacturers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	our ability to manufacture products for clinical and commercial use;

•	our ability to protect our patents and other intellectual property;

•	our ability to market any of our products;

•	our projected operating losses;

•	the impact of taxes on our business;

•	our ability to compete against other companies and research institutions;

•	our ability to expand our operations internationally;

•	the effect of potential strategic transactions on our business;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to continue as a going concern;

•	our ability to complete our clinical trials;

•	our ability to raise additional financing;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,827,570	$4,259,266
Marketable securities	-	2,997,150
Restricted cash	232,803	285,831
Grant receivable	101,254	204,868
Prepaid expenses and other current assets	129,161	724,184

TOTAL CURRENT ASSETS	7,290,788	8,471,299

PROPERTY AND EQUIPMENT, net	474,699	574,206

OTHER ASSETS
Intangible assets, net of accumulated amortization of $242,368 and $209,910, respectively	17,314	49,772
Other assets	124,614	151,788

TOTAL ASSETS	$7,907,415	$9,247,065

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$947,608	$1,148,853
Accounts payable and accrued expenses, related party	13,114	106,366

TOTAL CURRENT LIABILITIES	960,722	1,255,219

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,376,259	3,376,259

TOTAL LIABILITIES	4,336,981	4,631,478

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,174,856 and 3,138,748 shares issued and outstanding, respectively	4,175	3,138
Additional paid-in capital	76,477,572	71,338,970
Accumulated other comprehensive income	-	12,393
Accumulated deficit	(72,911,313)	(66,738,914)

TOTAL STOCKHOLDERS' EQUITY	3,570,434	4,615,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,907,415	$9,247,065

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUE
Revenue	$142,071	$219,249	$782,928	$1,023,274

OPERATING EXPENSES
Research and development	857,764	3,131,999	4,313,056	9,217,423
General and administrative	911,968	1,259,180	2,720,391	3,826,972

TOTAL OPERATING EXPENSES	1,769,732	4,391,179	7,033,447	13,044,395

LOSS FROM OPERATIONS	(1,627,661)	(4,171,930)	(6,250,519)	(12,021,121)

OTHER INCOME (EXPENSE)
Investment income	21,061	35,792	80,840	89,905
Loss on disposal of fixed asset	-	-	(2,720)	-

NET LOSS	(1,606,600)	(4,136,138)	(6,172,399)	(11,931,216)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	-	1,922	(12,393)	8,587

COMPREHENSIVE LOSS	$(1,606,600)	$(4,134,216)	$(6,184,792)	$(11,922,629)

Net loss per share, basic and diluted	$(0.43)	$(1.35)	$(1.76)	$(4.13)
Weighted average number of shares, basic and diluted	3,746,801	3,060,988	3,500,002	2,886,255

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2018	3,138,748	$3,138	$71,338,970	$12,393	$(66,738,914)	$4,615,587

Issuance of common stock, net of fees	227,357	228	1,433,059	-	-	1,433,287

Stock-based compensation	-	-	223,166	-	-	223,166

Unrealized loss on marketable securities	-	-	-	(12,393)	-	(12,393)

Net loss	-	-	-	-	(2,519,345)	(2,519,345)

Balance at March 31, 2019	3,366,105	3,366	72,995,195	-	(69,258,259)	3,740,302

Issuance of common stock, net of fees	100,553	100	543,039	-	-	543,139

Stock-based compensation	-	-	124,217	-	-	124,217

Fractional shares eliminated pursuant to reverse stock split	(27)	-	(193)	-	-	(193)

Stock options exercised	828	1	2,771	-	-	2,772

Net loss	-	-	-	-	(2,046,454)	(2,046,454)

Balance at June 30, 2019	3,467,459	3,467	73,665,029	-	(71,304,713)	2,363,783

Issuance of common stock, net of fees	707,397	708	2,587,275	-	-	2,587,983

Stock-based compensation	-	-	225,268	-	-	225,268

Net loss	-	-	-	-	(1,606,600)	(1,606,600)

Balance at September 30, 2019	4,174,856	$4,175	$76,477,572	$-	$(72,911,313)	$3,570,434

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2017	2,627,049	$2,626	$62,760,428	$11,620	$(51,547,819)	$11,226,855

Issuance of common stock, net of fees	131,178	131	2,373,347	-	-	2,373,478

Stock-based compensation	1,250	1	457,611	-	-	457,612

Unrealized gain on marketable securities	-	-	-	8,709	-	8,709

Stock options exercised	37,605	38	139,102	-	-	139,140

Net loss	-	-	-	-	(3,671,530)	(3,671,530)

Balance at March 31, 2018	2,797,082	2,796	65,730,488	20,329	(55,219,349)	10,534,264

Issuance of common stock, net of fees	200,666	201	2,775,198	-	-	2,775,399

Stock-based compensation	1,666	2	446,731	-	-	446,733

Unrealized gain on marketable securities	-	-	-	(2,044)	-	(2,044)

Net loss	-	-	-	-	(4,123,548)	(4,123,548)

Balance at June 30, 2018	2,999,414	2,999	68,952,417	18,285	(59,342,897)	9,630,804

Issuance of common stock, net of fees	75,454	75	1,053,326	-	-	1,053,401

Stock-based compensation	-	-	430,433	-	-	430,433

Unrealized loss on marketable securities	-	-	-	1,922	-	1,922

Net loss	-	-	-	-	(4,136,138)	(4,136,138)

Balance at September 30, 2018	3,074,868	$3,074	$70,436,176	$20,207	$(63,479,035)	$6,980,422

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,172,399)	$(11,931,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed asset	2,720	-
Depreciation and amortization	129,245	114,357
Stock-based compensation	572,651	1,334,778
Change in assets - (increase) decrease:
Receivables	103,614	171,986
Prepaid expenses and other current assets	595,023	74,742
Other assets	27,174	(61,333)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	(201,245)	247,537
Accounts payable and accrued expenses, related party	(93,252)	(42,077)

NET CASH USED IN OPERATING ACTIVITIES	(5,036,469)	(10,091,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(15,243)	(15,000,733)
Proceeds from sales and maturities of marketable securities	3,000,000	17,000,000
Purchases of property and equipment	-	(332,081)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,984,757	1,667,186

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	4,564,409	6,202,278
Repurchase of fractional shares pursuant to reverse stock split	(193)	-
Proceeds from stock options	2,772	139,140

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,566,988	6,341,418

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,515,276	(2,082,622)

Cash, cash equivalents, and restricted cash balance at beginning of period	4,545,097	6,882,137

Cash, cash equivalents, and restricted cash balance at end of period	$7,060,373	$4,799,515

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company”), is a clinical-stage biotechnology company focused on the discovery, development and commercialization of innovative cell and exosome-based therapies for the treatment of diseases, with a focus on Duchenne muscular dystrophy (“DMD”) and other rare disorders. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, have four drug candidates, two of which are in various stages of active development.

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

Cash, cash equivalents and marketable securities as of September 30, 2019 were approximately $6.8 million, compared to approximately $7.3 million as of December 31, 2018. The Company has entered into various Common Stock Sales Agreements with H.C. Wainwright & Co. LLC (“Wainwright”) to create at-the-market equity programs under which the Company from time to time offered and sold shares of its common stock, par value $0.001 per share. From October 19, 2017 to September 30, 2019, through the use of these programs, the Company has raised gross proceeds of approximately $14.4 million (see Note 2 – “Stockholders’ Equity”).

Additionally, the Company has been awarded various grant and loan awards, which fund, in part, various pre-clinical and clinical activities (see Note 5 – “Government Grant Awards”). As of September 30, 2019, the Company has approximately $0.3 million remaining available under its grants and awards for disbursement, pursuant to the terms of the awards.

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

Based on the Company’s current estimates and largely dependent on our decisions with respect to our DMD program, the Company believes it has sufficient cash to fund operations through at least the second quarter of 2020. In the first quarter of 2019, Capricor made certain operational adjustments to reduce expenses by slowing down certain R&D efforts, decreasing headcount, and implementing budget restrictions in order to preserve cash resources which allowed the Company to extend its available cash. Based on the Company’s available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Report on Form 10-Q. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s options to address its financial position include potentially seeking additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and other assets, and from government grants. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company will require substantial additional capital to fund its operations. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. The Company would likely need to delay, curtail or terminate all or portions of its clinical trial programs. To the extent the Company issues additional equity securities, its existing stockholders would experience substantial dilution.

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

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$6,827,570	$4,377,797
Restricted cash	232,803	421,718
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$7,060,373	$4,799,515

For the nine months ended September 30, 2019, the Company had an outstanding letter of credit for $232,803 as a security deposit for its operating lease agreement for corporate office space (see Note 6 – “Commitments and Contingencies”). The Company is required to maintain this deposit for the duration of the lease agreement and this deposit represents the amount of the Company’s restricted cash for that period. In contrast, for the nine months ended September 30, 2018, restricted cash represents funds received under a CIRM award (the “CIRM Award”) (see Note 5 – “Government Grant Awards”). Restricted cash funds are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $96,787 and $81,900 for the nine months ended September 30, 2019 and 2018, respectively.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
Furniture and fixtures	$46,709	$46,709
Laboratory equipment	931,166	936,480
Leasehold improvements	47,043	47,043
	1,024,918	1,030,232
Less accumulated depreciation	(550,219)	(456,026)
Property and equipment, net	$474,699	$574,206

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was $32,457 for both the nine months ended September 30, 2019 and 2018. A summary of future amortization expense as of September 30, 2019 is as follows:

Years ended	Amortization Expense
2019 (3 months)	10,819
2020	4,330
2021	2,165

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the nine months ended September 30, 2019 and 2018.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $0.9 million and $3.1 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $4.3 million and $9.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $1.6 million and $4.1 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $6.2 million and $11.9 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended September 30, 2019 and 2018, the Company’s other comprehensive gain (loss) was zero and $1,922, respectively. For the nine months ended September 30, 2019 and 2018, the Company’s other comprehensive income (loss) was $(12,393) and $8,587, respectively.

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the three and nine months ended September 30, 2019 and 2018, warrants and options to purchase were 775,225 and 836,844 shares of common stock, respectively, which have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

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

2.       STOCKHOLDER’S EQUITY

Common Stock Sales Agreements

Since October 2017, the Company has entered into multiple Common Stock Sales Agreements with Wainwright establishing ATM programs by which Wainwright sold and may continue to sell common stock at the market prices prevailing at the time of sale. Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. These programs are referred to below as the “October 2017 ATM Program,” the “July 2019 ATM Program,” and the “August 2019 ATM Program” based on when each program was initiated.

October 2017 ATM Program

From October 19, 2017 through expiration of the October 2017 ATM Program on April 23, 2019, the Company sold an aggregate of 899,233 shares at an average price of approximately $13.04 per common share for gross proceeds of approximately $11.7 million. The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.4 million.

July 2019 ATM Program

From July 22, 2019 through expiration of the July 2019 ATM Program on August 23, 2019, the Company sold an aggregate of 418,450 common shares under the July 2019 ATM Program at an average price of approximately $4.30 per common share for gross proceeds of approximately $1.8 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.1 million.

August 2019 ATM Program

On August 29, 2019, the Company initiated the August 2019 ATM Program. Since August 29, 2019 and through November 8, 2019, the Company has sold an aggregate of 360,316 common shares under the August 2019 ATM Program at an average price of approximately $3.07 per common share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.1 million.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

2.       STOCKHOLDER’S EQUITY (Continued)

Outstanding Shares

At September 30, 2019, the Company had 4,174,856 shares of common stock issued and outstanding.

3.       STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

	Warrants Outstanding
Grant Date	September 30, 2019	December 31, 2018	Exercise Price per Share	Expiration Date
3/16/2016	-	84,607	$45.00	3/16/2019
	-	84,607

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

On June 2, 2016, at the Company’s annual stockholder meeting, the stockholders approved a proposal to amend the 2012 Plan, to, among other things, increase the number of shares of common stock of the Company that may be issued under the 2012 Plan to equal the sum of 414,971 plus 2% of the outstanding shares of common stock as of December 31, 2015, with the number of shares that may be issued under the 2012 Plan automatically increasing thereafter on January 1 of each year, commencing with January 1, 2017, by 2% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year (rounded down to the nearest whole share). As of January 1, 2019, the maximum number of shares that may be issued under the 2012 Plan was 605,595 shares.

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

The estimated weighted average fair value of the options granted during the three months ended September 30, 2019 and 2018 were approximately $2.73 and $10.53 per share, respectively. The estimated weighted average fair value of the options granted during the nine months ended September 30, 2019 and 2018 were approximately $2.73 and $13.09 per share, respectively.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

3.       STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Expected volatility	106% - 128%	137% - 145%
Expected term	5 - 6 years	5 - 6 years
Dividend yield	0%	0%
Risk-free interest rates	1.4 – 1.6%	2.3 – 3.0%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
General and administrative	$170,428	$283,282	$423,318	$878,598
Research and development	54,840	147,151	149,333	409,932
Total	$225,268	$430,433	$572,651	$1,288,530

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

The following is a schedule summarizing employee and non-employee stock option activity for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2019	701,287	$16.18
Granted	130,000	3.20
Exercised	(828)	3.35
Expired/Cancelled	(75,234)	29.50
Outstanding at September 30, 2019	755,225	$12.63	$113,682
Exercisable at September 30, 2019	616,462	$13.55	$67,670

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was approximately $1,987 and $521,678 for the nine months ended September 30, 2019 and 2018, respectively.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.       CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of September 30, 2019, the Company maintained approximately $6.6 million of uninsured deposits.

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

After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten year anniversary of the date of the award), Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan could be up to five years from the date of execution of the applicable loan agreement; provided that the maturity date of the loan will not surpass the ten year anniversary of the grant date of the CIRM Award. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy (the “New Loan Balance”), at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than income.

On August 8, 2017, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved Capricor’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization (“CMO”) to help enable Capricor to offer access to CAP-1002 to patients from the control arm of the HOPE-Duchenne trial via an open-label extension protocol. On September 7, 2018, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to technology transfer. On January 23, 2019, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to the HOPE-OLE clinical trial.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

5.       GOVERNMENT GRANT AWARDS (Continued)

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, Capricor completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of September 30, 2019, Capricor’s liability balance for the CIRM Award was $3.4 million. In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the National Institutes of Health (“NIH”) to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, Capricor is eligible to receive disbursements in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of June 30, 2019, approximately $0.7 million had been incurred under the terms of the NIH grant award. In the second quarter of 2019, the award was closed, and all filings completed with no additional expenses expected to be incurred.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to continue to utilize these funds. As of September 30, 2019, approximately $2.1 million has been incurred under the terms of the award.

6.       COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. Capricor subsequently entered into several amendments extending the term of the lease and modifying its terms. On January 11, 2019, Capricor entered into a Fourth Amendment to Lease (the “Fourth Lease Amendment”) with The Bubble Real Estate Company, LLC. Under the terms of the Fourth Lease Amendment, the lease term extension commenced on January 1, 2019 and will end on December 31, 2019 with a base rent of $25,867 per month. The Company delivered to the landlord an unconditional, irrevocable, transferrable letter of credit effective April 1, 2019 in the amount of $232,803 to cover payments of rent for the remainder of the lease term. We are considering various options with respect to our office lease, which may include, extending our lease period, extending on a month-to-month basis, if possible, or finding a short-term lease in a different location.

Capricor leases facilities from Cedars-Sinai Medical Center (“CSMC”) pursuant to a lease (the “Facilities Lease”) that was originally effective for a three-year period beginning June 1, 2014. Capricor has subsequently entered into several amendments extending the term of the lease and modifying its terms. From August 1, 2017 through March 1, 2019, total monthly rent was $19,756. Effective March 1, 2019, the square footage of the leased premises was reduced, resulting in a rent reduction of approximately $4,000 per month. In July 2019, Capricor exercised an option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2020 with a monthly lease payment of $15,805. The Company has a further option to extend the Facilities Lease through July 31, 2021.

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

6.       COMMITMENTS AND CONTINGENCIES (Continued)

Included within the table below, future minimum rental payments to related parties totaled $158,050. A summary of future minimum rental payments required under operating leases as of September 30, 2019 is as follows:

Years ended	Operating Leases
2019 (3 months)	$125,016
2020	$110,632

Expenses incurred under operating leases to unrelated parties for the three months ended September 30, 2019 and 2018 were $77,601 and $83,785, respectively, and $239,803 and $244,835 for the nine months ended September 30, 2019 and 2018, respectively. Expenses incurred under operating leases to related parties for each of the three months ended September 30, 2019 and 2018 were $47,415 and $59,268, respectively, and $150,147 and $177,804 for the nine months ended September 30, 2019 and 2018, respectively.

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

Employee Severances

In the first quarter of 2019, the Board of Directors approved severance packages for all current full-time employees based on length of service and position ranging up to six months of their base salaries subject to certain conditions. No liability has been recorded as of September 30, 2019.

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

8.       RELATED PARTY TRANSACTIONS

Lease and Sub-Lease Agreement

As noted above, Capricor is a party to lease agreements with CSMC, which holds more than 5% of the outstanding capital stock of Capricor Therapeutics (see Note 6 – “Commitments and Contingencies”), and CSMC has served as an investigative site in Capricor’s clinical trials. Additionally, Dr. Eduardo Marbán, who holds more than 5% of the outstanding capital stock of Capricor Therapeutics and participates as an observer at the Company’s meetings of the Board of Directors, is the Director of the Cedars-Sinai Smidt Heart Institute, a co-founder of Capricor and the Chairman of the Company’s Scientific Advisory Board.

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three months periods ended September 30, 2019 and 2018, Capricor recognized $7,500 in sublease income from the related party. For each of the nine month periods ended September 30, 2019 and 2018, Capricor recognized $22,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice.

Payables to Related Party

At September 30, 2019 and December 31, 2018, the Company had accounts payable and accrued expenses to related parties totaling $13,114 and $106,366, respectively. CSMC accounts for $13,114 and $100,191 of the total accounts payable and accrued expenses to related parties as of September 30, 2019 and December 31, 2018, respectively. CSMC expenses relate to research and development costs. During the nine months ended September 30, 2019 and 2018, the Company paid CSMC approximately $288,000 and $570,000, respectively, for such costs.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

8.       RELATED PARTY TRANSACTIONS (Continued)

Related Party Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the three months ended September 30, 2019 and 2018, the Company recognized approximately $41,000 and $47,000, respectively, as revenue. For the nine months ended September 30, 2019 and 2018, the Company recognized approximately $324,000 and $257,000, respectively, as revenue. As of September 30, 2019, and December 31, 2018, approximately $8,000 and $269,000, respectively, is outstanding and recorded in prepaid expenses and other current assets.

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

9.       SUBSEQUENT EVENTS

Additional Sales Under August 2019 ATM Program

Subsequent to September 30, 2019 and through November 8, 2019, the Company sold an aggregate of 71,369 common shares under the August 2019 ATM Program at an average price of approximately $2.96 per common share for gross proceeds of approximately $0.2 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $7,500.

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

Drug Candidates

Our Product Candidates

We currently have four drug candidates, two of which are in various stages of active development. Our current research and development efforts have been focused on CAP-1002 and CAP-2003. In 2018 we commenced enrollment of patients with DMD in a clinical trial of CAP-1002 called HOPE-2. CAP-1002 was also the subject of three previous clinical trials conducted by us. Recently, we decided to end the long-term follow-up which had been ongoing in our previously completed trials. CAP-1002 is also currently being investigated in two additional trials sponsored by Cedars-Sinai Medical Center, or CSMC, which are the REGRESS trial investigating heart failure with preserved ejection fraction and the ALPHA trial investigating pulmonary arterial hypertension. Although we are not the sponsor of these two trials, we are providing the investigational product for use in the trials. We are also evaluating CAP-2003 in pre-clinical studies for the treatment of various indications. CAP-1001 (autologous cardiosphere-derived cells, or CDCs) was the subject of the CSMC and The Johns Hopkins University, or JHU, sponsored Phase I CADUCEUS trial and is not in active development. Both CAP-1002 and CAP-1001 are derived from cardiospheres, or CSps, and we do not plan to develop CSps as a therapeutic.

CAP-1002 for the Treatment of Duchenne Muscular Dystrophy:

Based on our understanding of the mechanism of action of CAP-1002 which has been evaluated in pre-clinical and clinical studies of DMD, we believe that CAP-1002 has the potential to decrease inflammation and muscle degeneration while exerting positive effects on muscle regeneration, all of which may translate into patients retaining muscle function for a longer period of time. Data supporting peripheral intravenous route of administration of CAP-1002 in the DMD setting has been provided by pre-clinical mouse studies where CDCs, the active ingredient in CAP-1002, have been shown to increase exercise capacity and diaphragmatic function.

Phase II HOPE-2 Clinical Trial

HOPE-2 is a randomized, double-blind, placebo-controlled clinical trial which is being conducted at multiple sites located in the United States. To date, we have randomized 20 patients in our HOPE-2 clinical trial. The clinical trial was designed to evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and who are on a stable regimen of systemic glucocorticoids. While there are many clinical initiatives in DMD, HOPE-2 is one of the very few to focus on non-ambulant patients. These boys and young men are looking to maintain what function they have in their arms and hands, and Capricor’s previous study of a single intracoronary dose of CAP-1002 provided preliminary evidence of efficacy that CAP-1002 may be able to help DMD patients retain, or slow the loss of upper limb function.

The primary efficacy endpoint is the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities will be measured through the Performance of the Upper Limb, or PUL test. In the HOPE-2 study we are evaluating these through both the PUL 1.2 and 2.0 versions. HOPE-2 is focusing on the mid-level dimension of the PUL which assesses the ability to use muscles from the elbow to the hand, which are essential for operating wheelchairs and performing other daily functions. In HOPE-2, additional secondary and exploratory endpoints such as cardiac function, pulmonary function, quality of life and additional measures are included.

In July 2019, we reported interim top-line results from the HOPE-2 trial which showed that a pre-specified interim analysis performed on 6-month data showed meaningful results across several independent clinical measures.

In October 2019, we reported additional data from the interim analysis at the 24th Annual International Congress of the World Muscle Society. Data from a total of 20 patients was analyzed (12 placebo and 8 treated) at the 3- and 6-month time-point in the intent to treat (ITT) population. The late breaking podium presentation presented the top-line, 6-month results from the HOPE-2 clinical trial which showed meaningful results across several independent clinical measures which is summarized below. Although we have collected data from 5 treated patients at the 9-month timepoint, and 3 of which at the 12-month time-point, Capricor is not able to draw any conclusions at this time with respect to this data at this time.

Skeletal Assessments

To assess skeletal muscle function, investigators used the PUL, versions 1.2 and 2.0. The FDA has suggested the use of the updated PUL 2.0 version as the primary efficacy endpoint in support of a Biologics License Application, or BLA. Additional independent tests assessing grip strength showed improvements at 6 months and tests assessing tip to tip pinch strength showed positive results. We also expanded the skeletal assessment beyond the mid-level and evaluating patients’ PUL “scores” to include the upper and distal dimensions.

Skeletal Assessments at 3 and 6-month time-points (PUL 2.0) presented at World Muscle Society

Time-point	3 months			6 months
Treatment	CAP-1002 n=8	Placebo n=10	p-value	CAP-1002 n=6	Placebo n=8	p-value
Shoulder + Mid + Distal Level	0.5 (1.69)	-1.2 (1.69)	0.0549	-0.3 (0.52)	-2.3 (1.49)	0.0299
Mid + Distal Level	0.4 (1.30)	-0.4 (0.70)	0.1035	0.2 (1.47)	-1.4 (0.92)	0.0177
Mid-level	0.1 (0.99)	-0.4 (0.52)	0.2202	-0.2 (1.17)	-1.1 (0.99)	0.0612

Mean Change from baseline (standard deviation) shown.
ITT (intent to treat) population shown
Comparisons treated vs. placebo using mixed model repeated ANOVA with covariates

Pulmonary Assessments

To assess pulmonary function, investigators measured several clinically relevant parameters. At 3 months, inspiratory flow reserve (absolute), a reflection of diaphragmatic strength, showed an improvement. Additionally, an improvement was observed at 3 months in peak expiratory flow (% predicted), another measure of diaphragmatic strength.

Cardiac Assessments

As reported from our July interim analysis, magnetic resonance imaging, MRI, was used to assess cardiac structure and function at 6 months. Positive trends were found in cardiac muscle function including systolic wall thickening and cardiac mass among those treated with CAP-1002 compared to placebo. Duchenne hearts atrophy progressively and have impaired systolic function. Improved mass and wall thickening suggest possible cardiac regeneration and functional improvement. These trends were consistent with the cardiac findings seen in the previously published HOPE-Duchenne study.

Safety

In late December 2018, Capricor put a voluntary hold on dosing after two patients in the HOPE trials had a serious adverse event in the form of an immediate immune reaction. The investigation suggested the patient may have developed hypersensitivity to something contained in the investigational product, including an excipient or inactive ingredient in the formulation. To reduce the risk of future adverse events, Capricor initiated a commonly used pre-medication strategy including oral steroids and antihistamines to prevent or mitigate potential immune reactions during the administration. Since the initiation of the pre-treatment regimen, approximately 40 infusions of investigational drug (CAP-1002 or placebo) have been administered to HOPE-2 patients with only one serious adverse event reported that required an overnight observation of the patient.

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

We recently had another meeting with the FDA to discuss, among other things, the results of the interim analysis of the HOPE-2 trial and our path forward with our DMD program. During the meeting, we proposed the possibility of accelerated approval.  The FDA was not supportive of an accelerated approval pathway at this time. This notwithstanding, we intend to provide additional data from the HOPE-2 trial as it becomes available to continue this discussion.   The FDA did, however, indicate its support of a Phase III trial of CAP-1002 for the treatment of DMD.   Prior to the meeting, we had submitted a draft protocol for the Phase III trial which called for up to 70 patients. In addition, the FDA reiterated that as part of our RMAT designation, they are willing to work with us to further the clinical development of the therapy. Our further plans with respect to the clinical development of CAP-1002 in DMD will be based on the final guidance received from the FDA as well as other factors. We are now waiting on final minutes from the meeting. We also anticipate presenting the final 12-month data from the HOPE-2 study in the second quarter of 2020.

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

We reported our 12-month data from the HOPE-Duchenne trial at a Late-Breaking Science session of the American Heart Association Scientific Sessions 2017. As shoulder function had already been lost in most of the HOPE participants, investigators used the combined mid-distal PUL subscales to assess changes in skeletal muscle function and found significant improvement in those treated with CAP-1002 in a defined post-hoc analysis. Among the lower-functioning patients, defined as patients with a baseline mid-distal PUL score of < 55 out of 58, investigators reported sustained or improved motor function at 12 months in 8 of 9 (89%) patients treated with CAP-1002 as compared to none (0%) of the usual care participants (p=0.007).

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

Results of Operations

Revenue

Grant Income. Grant income for the three months ended September 30, 2019 and 2018 was approximately $0.1 million and $0.2 million, respectively. The decrease in grant income of approximately $0.1 million in the third quarter of 2019 as compared to the third quarter of 2018 is primarily due to the timing of grant activities. During the third quarter of 2018, we had both the DoD and NIH Grant Awards active whereas only the DoD Grant Award was active during the third quarter of 2019.

Grant income for the nine months ended September 30, 2019 and 2018 was approximately $0.4 million and $0.8 million, respectively. The decrease in grant income of approximately $0.4 million for the nine months ended September 30, 2019 as compared to the same period of 2018 is primarily due to the timing of grant activities.

Miscellaneous Income. Miscellaneous income for the three months ended September 30, 2019 and 2018 was approximately $41,000 and $47,000, respectively. The miscellaneous income was primarily related to providing cells for investigational purposes for clinical trials sponsored by CSMC, which began in the third quarter of 2017.

Miscellaneous income for the nine months ended September 30, 2019 and 2018 was approximately $0.4 million and $0.3 million, respectively. The difference of approximately $0.1 million is primarily related to the timing of enrollment with respect to these trials.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2019 and 2018 were approximately $0.9 million and $1.3 million, respectively. The decrease of approximately $0.4 million in G&A expenses in the third quarter of 2019 compared to the same period of 2018 is primarily attributable to a decrease in stock-based compensation expense along with a reduction in headcount and other general expenses including investor relations expenses.

G&A expenses for the nine months ended September 30, 2019 and 2018 were approximately $2.7 million and $3.8 million, respectively. The decrease of approximately $1.1 million in G&A expenses in the first nine months of 2019 compared to the same period of 2018 is primarily attributable to a decrease in stock-based compensation expense along with a reduction in headcount and other general expenses including investor relations and legal expenses.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2019 and 2018 were approximately $0.9 million and $3.1 million, respectively. The decrease of approximately $2.2 million in R&D expenses in the third quarter of 2019 compared to the same period of 2018 is primarily due to the timing of clinical development activities of CAP-1002 (HOPE-Duchenne, HOPE-2 and HOPE-OLE clinical trials). These activities resulted in a decrease in expenses of approximately $1.5 million. Furthermore, there was a decrease of approximately $0.7 million in research and development expenses related to CAP-1002 and CAP-2003 for the three months ended September 30, 2019 as compared to the same period in 2018. Additionally, there was a decrease of $0.1 million in stock based compensation expense in the third quarter of 2019 as compared to the same period of 2018.

R&D expenses for the nine months ended September 30, 2019 and 2018 were approximately $4.3 million and $9.2 million, respectively. The decrease of approximately $4.9 million in R&D expenses in the first nine months of 2019 compared to the same period of 2018 is primarily due to the timing of clinical development activities of CAP-1002 (HOPE-Duchenne, HOPE-2 and HOPE-OLE clinical trials). These activities resulted in a decrease of approximately $2.7 million in expenses. Furthermore, there was a decrease of approximately $1.6 million in research and development expenses related to CAP-1002 and CAP-2003 for the nine months ended September 30, 2019 as compared to the same period in 2018. Additionally, there was a decrease of $0.3 million in stock-based compensation expenses in the first nine months of 2019 as compared to the same period of 2018.

Products Under Active Development

CAP-1002 – CAP-1002 is in its developmental stages. We expect to spend approximately $4.0 million to $5.0 million during 2019 on the clinical development of CAP-1002, which expenses are primarily related to our HOPE-2 clinical trial. These figures are largely dependent on the results of our discussions with the FDA, our ability to secure additional funding and various other factors.

CAP-2003 – We expect to spend approximately $1.0 million to $2.0 million during 2019 on pre-clinical and other research expenses related to the CAP-2003 program, a portion of which will be offset by our grant award from the DoD. Capricor is currently engaged in pre-clinical testing of CAP-2003 to explore its therapeutic potential, including studies that could potentially enable an IND. We have received a grant from the DoD for up to approximately $2.4 million to be used towards the development of a scalable, commercially-ready process to manufacture CAP-2003. As of September 30, 2019, the Company has approximately $0.3 million available under this grant award, pursuant to the terms of the award.

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

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and CAP-2003 programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2019 and December 31, 2018 and our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2019 and 2018, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	September 30, 2019	December 31, 2018
Cash and cash equivalents	$6,828	$4,259
Working capital	$6,330	$7,216
Stockholders’ equity	$3,570	$4,616

	Nine months ended September 30,
Cash flow data	2019	2018
Cash provided by (used in):
Operating activities	$(5,036)	$(10,091)
Investing activities	2,985	1,667
Financing activities	4,566	6,341
Net increase (decrease) in cash and cash equivalents	$2,515	$(2,083)

Our total cash and cash equivalents, not including restricted cash, as of September 30, 2019 was approximately $6.8 million compared to approximately $4.3 million as of December 31, 2018. The increase in cash and cash equivalents from December 31, 2018 as compared to September 30, 2019 is due to a reallocation of marketable securities to cash and cash equivalents of $3.0 million along with the net proceeds from the sale of common stock during the first nine months of 2019. Total marketable securities, consisting primarily of U.S. treasuries, were zero as of September 30, 2019, as compared to approximately $3.0 million as of December 31, 2018. As of September 30, 2019, we had approximately $4.3 million in total liabilities. As of September 30, 2019, we had approximately $6.3 million in net working capital. We had a net loss of approximately $1.6 million for the three months ended September 30, 2019 compared to a net loss of approximately $4.1 million in the same period of 2018. We incurred a net loss of approximately $6.2 million for the nine months ended September 30, 2019 compared to a net loss of approximately $11.9 million in the same period of 2018.

Cash used in operating activities was approximately $5.0 million and $10.1 million for the nine months ended September 30, 2019 and 2018, respectively. The difference of approximately $5.1 million in cash used in operating activities is primarily due to a decrease of $5.8 million in net loss for the nine months ended September 30, 2019 as compared to the same period in 2018. Furthermore, there was a change of approximately $0.4 million in accounts payable and accrued liabilities and a change of $0.5 million in prepaid expenses and other current assets for the nine months ended September 30, 2019 as compared to the same period in 2018. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $3.0 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash provided by investing activities for the nine months ended September 30, 2019 as compared to the same period of 2018 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $4.6 million and $6.3 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2019 as compared to the same period of 2018 is primarily due to the decrease in net proceeds received from the sale and issuance of common stock.

From inception through September 30, 2019, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen in connection with a Collaboration Agreement, a CIRM loan and a CIRM grant award. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development. We expect that if we are unable to raise additional capital, our current cash on hand will not be able to fund operations for a period of 12 months or more. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, without limitation, the following:

•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress and success of our pre-clinical and clinical development activities;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	the costs of manufacturing our product candidates;
•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
•	additional costs associated with maintaining licenses and insurance;
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

Financing Activities by the Company

August 2019 ATM Program. On August 29, 2019, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $1.95 million, or the August 2019 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The August 2019 ATM Program was established under a Common Stock Sales Agreement, or the July 2019 Sales Agreement, with H.C. Wainwright & Co. LLC, or Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The July 2019 Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the August 2019 ATM Program have been and will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the Securities and Exchange Commission, or the SEC, on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since August 29, 2019 and through November 8, 2019, the Company has sold an aggregate of 360,316 common shares under the August 2019 ATM Program at an average price of approximately $3.07 per common share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.1 million.

July 2019 Common Stock Sales Agreement. On July 22, 2019, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $1.8 million, or the July 2019 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The July 2019 ATM Program was established under the July 2019 Sales Agreement, which provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the July 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. As of the expiration of the July 2019 ATM Program, the Company sold an aggregate of 418,450 common shares under the July 2019 ATM Program at an average price of approximately $4.30 per common share for gross proceeds of approximately $1.8 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.1 million.

October 2017 Common Stock Sales Agreement. On October 19, 2017, the Company entered into a Common Stock Sales Agreement, or the October 2017 Sales Agreement, with Wainwright, under which it could, from time to time, issue and sell shares of our common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $14.0 million, or the October 2017 ATM Program. The common stock was distributed at the market prices prevailing at the time of sale. The October 2017 Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the October 2017 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the SEC on September 28, 2015 and declared effective by the SEC on October 26, 2015. As of the expiration of the October 2017 ATM Program on April 23, 2019, the Company sold an aggregate of 899,233 common shares at an average price of approximately $13.04 per common share for gross proceeds of approximately $11.7 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.4 million.

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

After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten year anniversary of the date of the award), Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan could be up to five years from the date of execution of the applicable loan agreement; provided that the maturity date of the loan will not surpass the ten year anniversary of the grant date of the CIRM Award. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy, or the New Loan Balance, at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than income.

On August 8, 2017, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM approved Capricor’s request to use the remaining estimated project funds of the CIRM Award for technology transfer activities in support of the manufacture of CAP-1002 to a designated contract manufacturing organization (“CMO”) to help enable Capricor to offer access to CAP-1002 to patients from the control arm of the HOPE-Duchenne trial via an open-label extension protocol. On September 7, 2018, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to technology transfer. On January 23, 2019, Capricor entered into an Amendment to the CIRM Notice of Award pursuant to which CIRM added an additional operational milestone which would be satisfied by completion of certain activities related to the HOPE-OLE clinical trial.

In 2016, Capricor received $3.1 million under the terms of the CIRM Award. In September 2017, Capricor completed the second operational milestone tied to the last patient completing one year of follow-up, for which approximately $0.3 million was received by Capricor in November 2017. As of September 30, 2019, Capricor’s liability balance for the CIRM Award was $3.4 million. In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award.

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

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to continue to utilize these funds. As of September 30, 2019, approximately $2.1 million has been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of September 30, 2019.

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

In April 2019, the Company entered into a letter of credit for $232,803 as a security deposit for its lease agreement for corporate office space. The Company is required to maintain this deposit for the duration of the lease term. The amount of this security deposit is included in our restricted cash for the period ended September 30, 2019.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2019, the fair value of our cash, cash equivalents, including restricted cash, was approximately $7.1 million. Additionally, as of September 30, 2019, Capricor’s portfolio was classified as cash and cash equivalents, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us.

Item 1A.	Risk Factors.

Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019, and as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 1, 2019, describes important risk factors that could cause our business, financial condition, results of operations and prospects to differ significantly from those suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or otherwise presented by us from time to time. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019, and as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 1, 2019.

Risks Related to Our Common Stock

If we do not regain and maintain compliance with Nasdaq Listing Rule 5550(b)(1), our common stock may be subject to delisting from the Nasdaq Capital Market.

On August 14, 2019, we received a written notice, or the Deficiency Notice, from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), or Rule 5550(b)(1), as our stockholders’ equity, as reported on our Quarterly Report on Form 10-Q for the period ended June 30, 2019, was below $2.5 million, which is the minimum stockholders’ equity required for compliance with Rule 5550(b)(1).

Pursuant to the Deficiency Notice, we were granted a 45-calendar day compliance period, or until September 30, 2019, to submit a plan to regain and maintain compliance with Rule 5550(b)(1), or a Compliance Plan. We submitted a Compliance Plan to Nasdaq prior to the expiration of the 45-calendar day compliance period setting forth potential courses of action designed to regain and maintain compliance with Rule 5550(b)(1), and Nasdaq subsequently requested that we provide an update to our Compliance Plan no later than November 8, 2019, which date was subsequently extended until November 14, 2019, to enable us to file this Quarterly Report on Form 10-Q prior to providing such update. While our stockholders’ equity reported in this Quarterly Report on Form 10-Q is above the $2.5 million minimum required for compliance with Rule 5550(b)(1), Nasdaq will also consider whether we are likely to maintain compliance with the minimum stockholders’ equity requirement prior to determining that we have regained compliance with Rule 5550(b)(1). Accordingly, there can be no assurance that we will regain compliance with Rule 5550(b)(1).

Failure to regain compliance with Rule 5550(b)(1) could result in our common stock being delisted from Nasdaq, in which case our common stock would likely trade only on the over-the-counter market, or the OTC. If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and it may be difficult to attract security analysts’ coverage. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

10.1	Common Stock Sales Agreement, dated July 22, 2019, between Capricor Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2019).

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: November 8, 2019	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

