Form 10-K
period 2019-12-31
CAPRICOR THERAPEUTICS, INC.
filed 2020-03-27
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $8,768,243, based on the last reported sale of the registrant’s common stock on The Nasdaq Capital Market on June 28, 2019 of $3.32 per share.

As of March 27, 2020, there were 8,908,506 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

The following discussion should be read together with our consolidated financial statements and related consolidated notes contained in this Annual Report on Form 10-K. Results for the year ended December 31, 2019 are not necessarily indicative of results that may be attained in the future.

PART I

ITEM 1.	BUSINESS

Company Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the discovery, development and commercialization of first-in-class biological therapies for the treatment of diseases, with a focus on Duchenne muscular dystrophy, or DMD, and other rare disorders.

We are currently conducting HOPE-2, a Phase II clinical trial in the United States with our product candidate, CAP-1002, a cardiac cell derived therapy which is being used to treat patients with late-stage DMD. We plan to report final 12-month data from HOPE-2 in the second quarter of 2020. Following the receipt of this data, if positive, we plan to continue with the next stages of development towards potential registration which may include seeking approval from the FDA and, whether or not that approval is obtained following HOPE-2, pursuing a partnership to conduct a Phase III trial.

Additionally, we have begun work on developing our exosomes platform technology as a next-generation vaccine and therapeutic investigating a variety of disorders.

Our Technologies

Cardiosphere-Derived Cells (CAP-1002)

Our core therapeutic technology is based on cardiosphere-derived cells, or CDCs, a cardiac-derived cell therapy that was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since the initial publication in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to approximately 150 human subjects across several clinical trials. CDCs have been shown to exert potent immunomodulatory activity and to alter the immune system’s activity to encourage cellular regeneration. We have been developing allogeneic CDCs (CAP-1002) as a product candidate for the treatment of Duchenne muscular dystrophy, or DMD, and investigating their effects on skeletal and cardiac function. Pre-clinical and clinical data support the therapeutic concept of administering CDCs as a means to address conditions in which the heart or skeletal muscle has been damaged.

In a variety of preclinical experimental models of heart injury, CDCs have been shown to stimulate cell proliferation and blood vessel growth and to inhibit programmed cell death and scar formation. Published data by Cedars-Sinai Medical Center, or CSMC, which tested the effectiveness of CDCs in a mouse model of DMD, showed for the first time that the skeletal and cardiac improvements could be directly attributed to treatment with CDCs. The data also provide further evidence of the potential of CDCs to stimulate tissue repair and regeneration by first reducing inflammation, which then enables new healthy muscle to form, as was shown in the mouse model of DMD.

CDCs are derived from cardiospheres, or CSps, which are self-adherent multicellular clusters derived from the heart. CDCs are sufficiently small that, within acceptable dose limits, they can be infused into a coronary artery or into the peripheral vasculature. Capricor has performed clinical studies to establish the range of CDC dose levels that appear to be safe via intracoronary administration or peripheral venous access.

While CDCs originate from either a deceased human donor (allogeneic source) or from heart tissue taken directly from recipient patients themselves (autologous source), the methods for manufacturing CDCs from either source are similar.

Capricor’s proprietary manufacturing methods are focused on producing therapeutic doses of CDCs to boost the regenerative capacity of the heart and skeletal muscles, with the goal of improving cardiac and skeletal muscle function. Capricor has exclusively licensed intellectual property covering CDCs and CSps from three academic institutions and is also pursuing its own intellectual property rights relating to CDCs as a product candidate.

Exosomes

Our preclinical data has shown that cardiosphere-derived cells mediate most of their therapeutic activities through the secretion of extracellular vesicles. Extracellular vesicles, including exosomes and microvesicles, are nano-scale, membrane-enclosed vesicles which are secreted by most cells and contain characteristic lipids, proteins and nucleic acids such as mRNA and microRNAs. They can signal through the binding and activation of membrane receptors or through the delivery of their cargo into the cytosol of target cells.

Exosomes act as messengers to regulate the functions of neighboring or distant cells and have been shown to regulate functions such as cell survival, proliferation, inflammation and tissue regeneration. Furthermore, pre-clinical research has shown that exogenously-administered exosomes can modify cellular activities, thereby supporting their therapeutic potential. Their size, low or null immunogenicity and ability to communicate in native cellular language potentially makes them an exciting new class of therapeutic agents with the potential to expand our ability to address complex biological responses. Because exosomes are a cell-free substance, they can be stored, handled, reconstituted and administered in similar fashion to common biopharmaceutical products such as antibodies.

Our Strategy

Our strategy is to discover, develop and commercialize first-in-class cell-derived therapies for the treatment of diseases. Our drug candidates in active development consist of CAP-1002 (allogeneic CDCs) and our exosome technologies. We believe that CDC-exosomes are primarily responsible for the mechanism of action of our cell therapy product. We are now positioning ourselves to advance our exosome product candidates into a platform technology for clinical development. Additionally, we are also exploring potential strategic alternatives with respect to the Company as well as our product candidates.

Our Product Candidates

Our drug candidates which are in various stages of active development, consist of CAP-1002, our CDC-derived cells, and our exosome technologies. In 2018 we commenced enrollment of patients with DMD in a Phase II clinical trial of CAP-1002 called HOPE-2. CAP-1002 was also the subject of three previous clinical trials conducted by us. CAP-1002 is also currently being investigated in two additional trials sponsored by CSMC, which are the REGRESS trial investigating heart failure with preserved ejection fraction and the ALPHA trial investigating pulmonary arterial hypertension. Although we are not the sponsor of these two trials, we are providing the investigational product for use in the trials. We are also evaluating our exosomes in pre-clinical studies for the treatment of various indications, with a view to making an IND filing for Duchenne muscular dystrophy in exosomes during the second quarter of 2020.

The following table summarizes our active product development programs:

Product	Indication/Population	Development Stage	Commercial Rights
CAP-1002	Duchenne Muscular Dystrophy*	HOPE-3 Phase III – in planning stages HOPE-2*** Phase II • 6-month interim analysis completed • Final 12-month data expected in Q2-2020	Capricor
HOPE-Duchenne Phase I/II completed**
Exosome Technologies	Immune-inflammatory conditions • Neuromuscular, including DMD	Pre-clinical	Capricor

* The U.S. Food and Drug Administration, or FDA, has granted Orphan Drug, Regenerative Medicine Advanced Therapies, or RMAT, and Rare Pediatric Disease designations to CAP-1002 for the treatment of DMD.

**We completed an Open Label Extension, or OLE, for the usual care only comparator arm of the HOPE-Duchenne trial.

***We are planning an OLE for the usual care only comparator arm of the HOPE-2 trial.

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

We are currently developing CAP-1002 for the treatment of DMD. We completed the positive HOPE-Duchenne Phase I/II trial in 2017 and then subsequently began the HOPE-2 Phase II trial in 2018. We reported positive interim 6-month results from HOPE-2 in the third quarter of 2019 and we plan to report final 12-month results in the second quarter of 2020. Our further plans with respect to the clinical development of CAP-1002 in DMD, including our decision to conduct a Phase III trial, will be based on the final guidance received from the FDA, our ability to secure funding necessary to conduct the trial should we decide to pursue that path and/or our ability to partner with another company to advance the development of CAP-1002 for DMD, as well as other factors, some of which are not known at this time. After the receipt of our final 12-month data from HOPE-2, we plan to request another meeting with the FDA to discuss the next stages of development which may include seeking approval from the FDA.

Phase II HOPE-2 Clinical Trial

HOPE-2 is a randomized, double-blind, placebo-controlled clinical trial which is being conducted at multiple sites located in the United States. To date, we have randomized 20 patients in our HOPE-2 clinical trial. The clinical trial was designed to evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and who are on a stable regimen of systemic glucocorticoids. While there are many clinical initiatives in DMD, HOPE-2 is one of the very few to focus on non-ambulant patients. These boys and young men are looking to maintain what function they have in their arms and hands, and Capricor’s previous study of a single intracoronary dose of CAP-1002 provided preliminary evidence of efficacy that CAP-1002 may be able to help DMD patients retain or slow the loss of upper limb function.

The primary efficacy endpoint of the HOPE-2 trial is the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities will be measured through the Performance of the Upper Limb, or PUL, test. In the HOPE-2 study we are evaluating these through both the PUL 1.2 and 2.0 versions. HOPE-2 is focusing on the mid-level dimension of the PUL which assesses the ability to use muscles from the elbow to the hand, which are essential for operating wheelchairs and performing other daily functions. In HOPE-2, additional secondary and exploratory endpoints such as cardiac function, pulmonary function, quality of life and additional measures are included.

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

Skeletal Assessments

To assess skeletal muscle function, investigators used the PUL, versions 1.2 and 2.0. The FDA has suggested the use of the updated PUL 2.0 version as the primary efficacy endpoint in support of a Biologics License Application, or BLA. Additional independent tests assessing grip strength showed improvements at 6 months and tests assessing tip to tip pinch strength showed positive results. We also expanded the skeletal assessment beyond the mid-level and evaluated patients’ PUL “scores” to include the upper and distal dimensions.

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

Cardiac Assessments

As reported from our July interim analysis, magnetic resonance imaging, or MRI, was used to assess cardiac structure and function at 6 months. Positive trends were found in cardiac muscle function including systolic wall thickening and cardiac mass among those treated with CAP-1002 compared to placebo. The hearts of DMD patients atrophy progressively and have impaired systolic function. Improved mass and wall thickening suggest possible cardiac regeneration and functional improvement. These trends were consistent with the cardiac findings seen in the previously published HOPE-Duchenne study.

Safety

In late December 2018, Capricor put a voluntary hold on dosing after two patients in the HOPE trials had a serious adverse event in the form of an immediate immune reaction. The investigation suggested the patients may have developed hypersensitivity to something contained in the investigational product, including possibly an excipient or inactive ingredient in the formulation. To reduce the risk of future adverse events, Capricor initiated a commonly used pre-medication strategy including oral steroids and antihistamines to prevent or mitigate potential immune reactions during the administration. Since the initiation of the pre-treatment regimen, approximately 40 infusions of investigational drug (CAP-1002 or placebo) have been administered to HOPE-2 patients with only one serious adverse event reported that required an overnight observation of the patient.

Regulatory Developments

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

In December 2018, we met with the FDA as part of the expedited review afforded under the RMAT designation. The agency stated that the trial would need to provide evidence of clinically meaningful changes in the PUL, as well as other evidence supportive of CAP-1002 efficacy for patients with advanced Duchenne muscular dystrophy, in order to potentially serve as a registration trial.

In October 2019, we had a meeting with the FDA to discuss, among other things, the results of the 6-month interim analysis of the HOPE-2 trial and our path forward with our DMD program. During the meeting, we proposed the possibility of accelerated approval.  The FDA was not supportive of an accelerated approval pathway at that time and noted that the HOPE-2 trial was designed as an exploratory trial and that data from the HOPE-2 trial did not provide substantial evidence of effectiveness to support a future biologics license application, or BLA.  The FDA did, however, indicate its support for conducting a Phase III trial of CAP-1002 for the treatment of DMD.   In addition, the FDA reiterated that as part of our RMAT designation, they are willing to work with us to further the clinical development of the therapy.

In a follow-up to the October 2019 meeting, Capricor requested an additional meeting to clarify endpoints for a Phase III clinical trial. In a written response, FDA supported the use of the full PUL 2.0 from baseline to twelve months as a primary efficacy endpoint as long as clinical meaningfulness can be demonstrated. They suggested that a 1.0 point change appears suitable from a clinical perspective for a Phase III intended to provide primary evidence of effectiveness to support a BLA.

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

In February 2018, we were notified by the FDA Office of Tissues and Advanced Therapies, that we were granted the Regenerative Medicine Advanced Therapy, or RMAT, designation for CAP-1002 for the treatment of DMD. The FDA grants the RMAT designation to regenerative medicine therapies intended to treat a serious condition and for which preliminary clinical evidence indicates a potential to address unmet medical needs for that condition. The RMAT designation makes therapies eligible for the same actions to expedite the development and review of a marketing application that are available to drugs that receive breakthrough therapy designation – including increased meeting opportunities, early interactions to discuss any potential surrogate or intermediate endpoints and the potential to support accelerated approval. CAP-1002 is one of the few therapies currently in development to help non-ambulant patients with DMD. To receive the RMAT designation, we submitted data from the HOPE-Duchenne Trial.

CAP-1002 for the Treatment of Cardiac Conditions:

In previous years, we completed several trials investigating the use of CAP-1002 for the treatment of various cardiac conditions, including heart failure (the DYNAMIC Trial) and post myocardial infarction (MI) with cardiac dysfunction (ALLSTAR). Because of our decision to focus our efforts on DMD, we have decided not to pursue those indications at this time, nor do we have any plans to continue with the development of these programs although we are continuing to evaluate certain cardiac measures in our HOPE-2 trial. We expect no further material expenses in connection with these programs.

CAP-1002 - Investigator Sponsored Clinical Trials:

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. We were recently informed that the REGRESS study was put on clinical hold by the FDA. This is an investigator sponsored trial for which Capricor is providing CAP-1002, the investigational product. The preliminary information we have received suggests that the issue may be related to inadequate patient monitoring at the study site to assess safety for certain patients who were experiencing adverse events after receiving an intracoronary infusion of CAP-1002. It is currently not known whether the clinical hold is related to the investigational product or the procedure. Capricor did not use intracoronary infusions in its HOPE-2 trial.

The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In this trial, the investigational product is infused into the venous system via catheter into the right atrium. This trial is currently ongoing. In both studies, Capricor is providing the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years.

Exosomes Program

Our exosomes program consists of exosomes derived from CDCs (CAP-2003) and engineered exosomes, both of which are in various stages of preclinical development. We have explored the use of our CDC-exosomes in pre-clinical studies of inflammation and intense immune activation such as DMD, sepsis, Graft versus-host disease (GVHD) and trauma. While CDC-exosomes are the initial technology used in preclinical development, we have expanded Capricor’s pipeline to include additional exosome technologies. We are now focused on developing a precision-engineered exosome platform technology that can carry defined sets of effector molecules which exert their effects through defined mechanisms of action. We have announced our planned expansion of our exosome platform technology that potentially may be used for vaccine development, vesicle mediated protein therapies and treatment of inherited diseases.

Bioactivity

Capricor has been working to harness the natural therapeutic capability of exosomes by isolating them to develop a new class of therapeutic agents capable of recapitulating the activities mediated by the CDCs. Isolated and purified exosomes appear to be preclinically less immunogenic and demonstrate superior stability than isolated CDCs. To date, we have performed an extensive phenotypic analysis of CDC-exosomes and identified a biomolecular profile that differentiates our CDC-exosomes from exosomes obtained from mesenchymal stem cells (MSC-exosomes). Additionally, we have also developed an in vitro bioactivity assay to evaluate the potency of the CDC-exosomes compared to exosomes obtained from different cellular sources. In several preclinical studies, CDC exosomes performed better than MSC exosomes. These assays represent an extremely useful tool for our product development.

Immunomodulation

In pre-clinical studies, Capricor’s exosomes have shown strong immunomodulatory activity by their ability to reduce the expression of pro-inflammatory genes and concurrently increase the expression of genes related to tissue regeneration. These activities have been confirmed in vivo in different animal models and open the possibility of using our exosomes technologies therapeutically for the treatment of disease.

We have used RNA sequencing analysis to identify miRNAs contained in our exosomes which are not seen in exosomes obtained from other cell types. The levels of these miRNAs in our exosomes correlate with their immunomodulatory capabilities on macrophages. Multiple scientific publications support the role of these miRNAs in macrophage polarization.

Biodistribution

During pre-clinical development, we analyzed the biodistribution of our exosomes using different administration routes (intravenous, intrathecal, intranasal or subconjunctival) in healthy and diseased animal models. After intravenous administration of our exosomes into these models, we observed an accumulation of exosomes in the liver, spleen and lungs as well as in the heart. In disease models we also found exosomes in damaged tissues suggesting a preferential uptake by cells involved in tissue repair.

Ex vivo experiments have shown a strong uptake of our exosomes by skeletal muscle stem cells (or satellite cells), which opens the possibility that our exosome technologies target this population of cells that play a critical role in muscle regeneration and which, to date, have been difficult to reach.

Manufacturing

We have also made significant progress planning the next steps for the manufacturing process for our exosome product candidates. We believe these developments will enable us to scale up our manufacturing capabilities and potentially allow us to manufacture enough material for clinical development.

In order to expand the stability profile of our exosome technologies, we have also established a collaboration to further develop lyophilization of the exosomes. Much of this work has been funded in part through a grant from the Department of Defense (DoD) awarded for the development and characterization of the exosomes for product development.

Engineered Exosomes Platform

To build upon the natural ability of exosomes for intercellular communication, we have initiated a program to engineer exosomes and load them with different macromolecules. Our preliminary results demonstrated that it is possible to load exosomes with specific miRNAs which pave the way to use our exosomes to potentially deliver miRNAs to specific target tissue. We are now working on developing exosome-based vaccines for COVID-19. While these efforts are still in their early-stages, our exosome-based vaccine platform technology will aim to combine the improved protection that comes from immunizing individuals with multiple antigens in a manner that mimics the advantages of conventional virus vaccines, with the superior safety profile of virus-free vaccines. We plan to design exosome-based vaccines to elicit strong humoral and cellular immune responses due to the simultaneous expression of antigens.

Investigation of Potential Indications for our Exosomes Technologies

Capricor has exclusively licensed intellectual property relating to CDC-exosomes from Cedars-Sinai Medical Center and is also pursuing its own intellectual property rights relating to exosome technologies.

We have promising pre-clinical data in several indications from studies done in our labs as well as in collaboration with other companies and academic institutions. Additionally, in July 2018, we entered into a Cooperative Research and Development Agreement with the U.S. Army Institute of Surgical Research (USAISR) pursuant to which we agreed to cooperate in research and development on the evaluation of our CDC-exosomes for the treatment of trauma related injuries and conditions which are now the third leading cause of death in the U.S.

We plan to file an IND for DMD with the FDA in advance of the filing deadline under our license agreement with CSMC, which is April 19, 2020, unless we negotiate for an extension of this date with CSMC. We have also begun work on developing an exosome-based vaccine platform for COVID-19.

 These programs represent our core technology and products.

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

The development of complex biotechnology products such as ours typically includes the early discovery of a technology platform – often in an academic institution – followed by increasingly focused development around a product opportunity, including identification and definition of a specific product candidate and development of scalable manufacturing processes, formulation, delivery and dosage regimens. As a result, biotechnology products are often protected by several families of patent filings that are made at different times in the development cycle and cover different aspects of the product. Earlier filed broad patent applications directed to the discovery of the platform technology thus usually expire ahead of patents covering later developments such as scalable manufacturing processes and dosing regimens. Patent expirations on products may therefore span several years and vary from country to country based on the scope of available coverage. Our patents, if issued and upon payment of patent maintenance fees, would expire as early as 2024 and as late as 2039. There are also limited opportunities to obtain extensions of patent terms in certain countries.

Capricor’s Technology - CAP-1002, Exosomes, CAP-1001 and CSps

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the FDA. The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In May 2015, Capricor paid the development milestone related to Phase I that was owed to JHU pursuant to the terms of the JHU License Agreement. The next milestone is triggered upon successful completion of a full Phase II study for which a payment of $250,000 will be due.

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

On December 26, 2017, Capricor entered into a Third Amendment to the Amended CSMC License Agreement thereby amending the CDCs License, or the Third License Amendment.  Under the Third License Amendment, (i) the description of scheduled patent rights has been replaced by a revised schedule that includes seven additional patent applications; and (ii) Capricor is required to reimburse CSMC approximately $50,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights.

On June 20, 2018, Capricor and CSMC entered into a Fourth Amendment to the Amended CSMC License Agreement, or the Fourth License Amendment. Under the Fourth License Amendment, the description of scheduled patent rights has been replaced by a revised schedule that includes two additional patent applications.

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

On December 26, 2017, Capricor and CSMC entered into a Fourth Amendment to Exosomes License Agreement, thereby amending the Exosomes License, or the Fourth Exosomes License Amendment. Under the Fourth Exosomes License Amendment, (i) the description of scheduled patent rights was replaced by a revised schedule that includes seven additional patent applications; (ii) Capricor is required to reimburse CSMC approximately $50,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iii) a schedule to the Exosomes License was modified to extend the milestone deadline for filing an IND for at least one product to December 31, 2018.

On June 20, 2018, Capricor and CSMC entered into a Fifth Amendment to the Exosomes License Agreement, or the Fifth License Amendment. Under the Fifth License Amendment, (i) the description of scheduled patent rights has been replaced by a revised schedule that includes four additional patent applications; and (ii) Capricor is required to reimburse CSMC approximately $27,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights.

On September 25, 2018, Capricor and CSMC entered into a Sixth Amendment to the Exosomes License Agreement, or the Sixth License Amendment. Under the Sixth License Amendment, the milestone deadline for filing an IND for at least one product has been extended to December 31, 2019. If the Company does not file an IND by December 31, 2019, or negotiate an additional extension of the milestone deadline, CSMC would have the option to convert the exclusive license to a non-exclusive license or to a co-exclusive license or terminate the license under Title 35, Section 203 of the United States Code. Prior to exercising such option, Capricor has the opportunity to cure the failure to file an IND for a period of 90 days after its receipt of written notice from CSMC of its intent to exercise its option. In the first quarter of 2020, Capricor received a notice from CSMC indicating that Capricor was in default of this milestone and further that unless such default is cured by April 19, 2020, the Exosomes License Agreement will automatically terminate. Capricor intends to file an IND in advance of the April 19, 2020 deadline in order to avoid the termination of the license, or alternatively negotiate an extension of the deadline with CSMC. Such intent has been communicated to CSMC.

Manufacturing

Capricor presently maintains its laboratory, research and manufacturing facilities in leased premises located at CSMC, or the Facilities Lease. In that portion of the leased premises where we manufacture CAP-1002 and plan to manufacture CAP-2003, we believe that we follow good manufacturing practices to the extent that they are applicable to our clinical programs, but our premises are not approved as a current Good Manufacturing Practices, or cGMP, facility, for the manufacture of commercial product. Capricor manufactured CAP-1002 in this facility for our previous studies as well as for the HOPE-2 clinical trial.

In addition to manufacturing CAP-1002 for its own clinical trials, Capricor has agreed to provide CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. If we elect to not extend the term of our Facilities Lease, Capricor would have to secure alternative facilities in which to manufacture its products, which would involve a significant monetary investment and would negatively impact the progress of our planned clinical trials and regulatory approvals. In addition, we would have to establish a collaboration agreement with a third party or build out our own manufacturing facility for any commercial scale manufacturing or potentially for a Phase III trial.

We are currently evaluating a proposed contract manufacturing agreement with a contract manufacturing organization, or CMO, for continued expansion focused on potential commercialization and scale-up of our cell therapy program for the treatment of DMD.

CAP-1002:

The manufacturing process for CAP-1002 begins with material from an entire heart received from a donor that was collected from an organ procurement organization, or OPO. This tissue is then taken to the lab where the cells are isolated, expanded, and processed through a series of proprietary unit operations. After expanding, processing, release testing and quality review, the CAP-1002 product becomes available for administration to patients participating in clinical trials. CAP-1002 is cryo-preserved, enabling us to produce large lots that can be frozen and then administered to patients as needed.

Exosomes (CAP-2003):

The process for manufacturing CAP-2003 starts with the proprietary process of creating a cell bank from donor heart tissue through the expansion of CDCs. Afterwards, exosomes are isolated from the expanded CDCs. After these exosomes are prepared, formulated, filled, tested, and validated, the exosomes product becomes available for clinical investigation. We believe that the allogeneic, acellular nature of exosomes would potentially enable us to create a scalable cell-derived product.

Research and Development

Capricor’s research and development program has been advanced in part through federal and state grants and loan awards totaling over approximately $28.0 million to date. Our ongoing research and development activities primarily concern CDCs and exosomes, and are focused on the characterization of their composition and actions, the evaluation of their therapeutic potential in selected disease settings, the development of next generation product candidates, and the identification of new technologies and indications. Capricor spent approximately $5.1 million and $12.1 million on research and development activities for the years ended December 31, 2019 and 2018, respectively.

Competition

We are engaged in fields that are characterized by extensive worldwide research and competition by pharmaceutical companies, medical device companies, specialized biotechnology companies, hospitals, physicians and academic institutions, both in the United States and abroad. The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of the organizations competing with us have substantially greater financial resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies, and research organizations actively engaged in research and development of products which may target the same indications as our product candidates. We expect any future products and product candidates we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects, and convenience of treatment procedures. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. The drugs that we are attempting to develop will have to compete with existing and future therapies. Our future success will depend in part on our ability to maintain a competitive position with respect to evolving cell therapy and exosome technologies. There can be no assurance that existing or future therapies developed by others will not render our potential products obsolete or noncompetitive. In addition, companies pursuing different but related fields represent substantial competition. These organizations also compete with us to attract patients for clinical trials, qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve a pending NDA or a pending BLA, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Drug Approval Process

Pharmaceutical products such as ours may not be commercially marketed without prior approval from the FDA and comparable regulatory agencies in other countries. In the United States, the process for receiving such approval is long, expensive and risky, and includes the following steps:

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

Regulation by U.S. and foreign governmental authorities is a significant factor affecting our ability to commercialize any of our products, as well as the timing of such commercialization and our ongoing research and development activities. The commercialization of drug products requires regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, non-clinical and clinical testing, manufacturing, processing, packaging, validation, safety, labeling, storage, record keeping, registration, listing, distribution, advertising, sale, marketing and post-marketing commitments of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require expending substantial resources.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, has had a significant impact on the health care industry by, for example, expanding coverage for the uninsured and seeking to contain overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA contains provisions that may reduce the profitability of drug products such as expanding and increasing industry rebates for drugs covered under Medicaid programs and making changes to the coverage requirements under the Medicare Part D program. Recently, the current U.S. administration and certain members of the U.S. Congress have expressed a desire to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, which has contributed to the uncertainty of the ongoing implementation and impact of the ACA and also underscores the potential for additional health care reform going forward. There is still uncertainty with respect to the impact the current U.S. administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold.

Further other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken. In addition, on February 9, 2018, Congress passed the Bipartisan Budget Act that made a number of healthcare reforms. For example, the law changes the discounts manufacturers were required to apply to their drugs under the Coverage Gap Discount Program from 50% to 70% of the negotiated price starting in 2019. In addition, the law increases civil and criminal penalties for fraud and abuse laws, including, for example, criminal fines for violations of the Anti-Kickback Statute increase from $25,000 to $100,000 and corresponding prison sentences also increase from no more than five years to no more than ten years.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by HIPAA and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents.

We expect our product, if and when approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. In addition, the product may be covered and reimbursed under other government programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program. As part of the requirements to participate in certain government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price, or AMP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely.

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

Employees

Currently, we have 16 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We have also retained several consultants to perform various operational and administrative functions. Certain officers of Capricor are also serving as officers of the Company.

Description of Property

We do not own any real property. Our principal offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. Capricor subsequently entered into several amendments extending the term of the lease and modifying its terms. Effective January 1, 2020, we entered into an amendment with the Bubble Real Estate Company, LLC pursuant to which we extended our lease for an additional year ending December 31, 2020 and reduced the square footage. The monthly rental payment is $16,229 for this annual period.

Capricor leases facilities from CSMC pursuant to a lease, or the Facilities Lease, that was originally effective for a three-year period beginning June 1, 2014. Capricor has subsequently entered into several amendments extending the term of the lease and modifying its terms. From August 1, 2017 through March 1, 2019, total monthly rent was $19,756. Effective March 1, 2019, the square footage of the leased premises was reduced, resulting in a rent reduction of approximately $4,000 per month. In July 2019, Capricor exercised an option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2020 with a monthly lease payment of $15,805. The Company has a further option to extend the Facilities Lease through July 31, 2021. The premises leased from CSMC are located at 8700 Beverly Blvd., Los Angeles, California 90048.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As of December 31, 2019, we had cash, cash equivalents and marketable securities totaling approximately $9.9 million. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

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

In 2019, we implemented certain cost cutting measures including a reduction in the size of our workforce in order to conserve cash resources. Other than our cash on hand and the funds expected to be received from our supplying product for clinical trials sponsored by CSMC and the DoD grant award which funds ongoing pre-clinical work for our exosomes, as well as potential sales under our August 2019 ATM Program, we currently have no commitments or arrangements for any additional financing to fund the research and clinical development of CAP-1002 or our exosomes.

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

Our forecasts regarding our beliefs in the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, cost and results of our research and development activities, especially our HOPE-2 clinical trial and our ongoing exosomes program;

•	the next steps in the development of our Duchenne muscular dystrophy, or DMD, program, which may potentially include a Phase III clinical trial for our CAP-1002 product candidate in DMD;

•	the availability of funding from government programs including the NIH, and DoD;

•	the costs of developing adequate manufacturing processes and facilities;
•	the costs associated with and timing of regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and risks involved in conducting clinical trials and manufacturing operations in the U.S. and internationally;
•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;

•	the cost and timing of technology transfer for, and completion of, clinical and commercial-scale outsourced manufacturing activities; and

•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

We have a history of net losses, expect to continue to incur substantial net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approval for any of our product candidates. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors:

•	our need for substantial additional capital to fund our trials and development programs;
•	delays in the commencement, enrollment, and timing of clinical testing;
•	the viability of CAP-1002 as a potential product candidate for the treatment of DMD and its development through all stages of clinical development;
•	the viability of our exosome technologies as potential product candidates and the advancement of our exosome technologies through all stages of its pre-clinical and clinical development;
•	any delays in regulatory review and approval of our product candidates in clinical development;
•	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
•	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;
•	market acceptance of our product candidates;
•	our ability to establish an effective sales and marketing infrastructure once our products are commercialized or to establish partnerships with other companies who have greater sales and marketing capabilities;
•	our ability to establish or maintain collaborations, licensing or other arrangements, including strategic partnerships for CAP-1002 in DMD;
•	our ability and third parties’ abilities to obtain and protect intellectual property rights;
•	competition from existing products or new products that may emerge;
•	guidelines and recommendations of therapies published by various organizations;
•	the ability of patients to obtain coverage of, or sufficient reimbursement for, our products;
•	our ability to maintain adequate insurance policies;
•	our ability to successfully manufacture our product candidates in sufficient quantities and on a timely basis to meet clinical trial and potential commercial demand;
•	our dependency on third parties to formulate and manufacture our product candidates;
•	our ability to maintain our current manufacturing facility, including our ability to achieve and maintain current Good Manufacturing Practices, or cGMP, certification, and to secure other facilities as determined to be necessary;
•	costs related to and outcomes of potential intellectual property litigation;
•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to implement additional internal systems and infrastructure;
•	our ability to adequately support future growth;
•	if our products are approved for commercial sale, the ability to secure reimbursement for our products;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	the ability of members of our senior management who have limited experience in managing a public company to manage our business and operations.

The Company’s technology is not yet proven and each of our product candidates is still in clinical or pre-clinical development.

Each of the Company’s two active product candidates, CAP-1002 and our exosome technologies, are in development and each requires further and, in some cases, extensive clinical testing before it may be approved by the FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The Company’s failure to establish the efficacy of its technologies would have a material adverse effect on the Company. We cannot predict with any certainty the results of such clinical testing, including the results of our HOPE-2 trial or any potential Phase III trial of our CAP-1002 product candidate in DMD. Additionally, we cannot predict with any certainty if, or when, we might commence any additional clinical trials of our product candidates, whether we will be able to secure a partner to fund and/or conduct a potential Phase III trial, or whether our current trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agencies. We are also unable to predict whether our pre-clinical studies of our exosomes product will result in a viable clinical development program.

Business disruptions such as natural disasters, widespread infectious diseases or pandemics could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our corporate headquarters and manufacturing facilities are located in the greater Los Angeles, California area, a region known for seismic activity, as well as being susceptible to drought and fires. A significant natural disaster, such as an earthquake, flood or fire, occurring at our headquarters or manufacturing facilities, or at the facilities of any third-party manufacturer or vendor, could have a material adverse effect on our business, financial condition and results of operations. In addition, outbreaks of viruses, infectious diseases or pandemics (including, for example, recent outbreak of the novel coronavirus (COVID-19)), terrorist acts or acts of war targeted at the United States, and specifically the Los Angeles, California region, could cause damage or disruption to us, our employees, facilities, contractors and collaborators, which could have a material adverse effect on our business, financial condition and results of operations.

The coronavirus outbreak could adversely impact our business.

In December 2019, it was first reported that there had been an outbreak of a novel strain of coronavirus (COVID-19), in China.  COVID-19 has since spread globally, and the number of cases is increasing daily.  Governments in the United States and elsewhere are taking severe measures to slow the spread of COVID-19, including requiring that certain business close or conduct only the minimum necessary operations.

As COVID-19 continues to spread, we may experience disruptions that could severely impact our business, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	diversion of healthcare resources to address COVID-19, which could limit the availability of medical facilities for our clinical trials;

•	forced closures, or reductions in operations, at our facilities or the facilities of third parties with whom we do business; and

•	disruptions to our workforce, or the workforces of third parties with whom we do business, caused by sickness, travel restrictions or quarantines, including but not limited to the announcement on March 19, 2020 by the Governor of the State of California ordering all individuals living in the State of California to stay at home or at their place of residence.

The global outbreak of COVID-19 continues to evolve and its ultimate impact on our business will depend on future developments, which are highly uncertain and cannot be predicted.  Any of the disruptions listed above, or other disruptions caused by new developments associated with the COVID-19 outbreak could severely impact our business.

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

Despite the implementation of security measures, our internal computer systems and those of our current and future clinical research organizations, or CROs, and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

If we achieve our near-term product development milestones, we may not be able to manage any subsequent growth.

Should we achieve our near-term product development milestones, of which no assurance can be given, our long-term viability will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources, especially if we expand our business and operations internationally. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

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

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs or BLAs, as applicable. We cannot be sure that we will ever obtain regulatory clearance for our product candidates. Failure to obtain FDA approval of any of our product candidates will reduce our number of potentially salable products, if any, and, therefore, corresponding product revenues, and will have a material and adverse impact on our business.

As the results of earlier pre-clinical studies or clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Even if our pre-clinical studies and clinical trials are completed as planned, we cannot be certain that their results will support the claims of our product candidates. Positive results in pre-clinical testing and early clinical trials do not ensure that results from later clinical trials will also be positive, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. Results of our interim analysis of the HOPE-2 trial conducted at 6 months may not be predictive of the 12-month results. Because we partially unblinded the results in order to conduct the interim analysis, our ability to use the data from the HOPE-2 trial has been impacted.

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

Despite the results reported in earlier clinical trials for our product candidates, we do not know whether any Phase II, Phase III or other clinical trial which we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. A number of companies in the pharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase II or Phase III clinical trials, even after seeing promising results in earlier clinical trials.

Our exosome technologies are based on a novel therapeutic approach which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

Our exosome technologies involve a relatively new therapeutic approach which will face both clinical and regulatory challenges. To date, no products based on exosomes have been approved in the United States or the European Union. It is therefore difficult to accurately predict the developmental challenges we may face for our exosome technologies as they proceed through preclinical studies and clinical trials. In addition, because we have only conducted preclinical studies with our exosome technologies, we have not yet been able to assess their safety in humans, and there may be short-term or long-term effects from treatment with our exosomes that we cannot predict at this time. Also, animal models for the indications we may explore may not exist or may be difficult to obtain for our preclinical studies. As a result of these factors, we are unable to predict the time and cost of development of the exosome technologies and we cannot predict whether the application of the exosome technologies, or any similar or competitive exosome technologies, will result in regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our exosomes or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, the European Medicines Agency, or EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity and intended use and market of the product candidate. As a result, the regulatory approval process for our exosomes is uncertain and may be more expensive and take longer than the approval process for other product candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our exosomes in either the United States or the European Union or other regions of the world or how long it will take to commercialize our product candidates, if at all. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

Negative developments in the field of exosomes could damage public perception of any product candidates that we develop, which could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Exosome therapeutics are novel and unproven therapies which may not gain the acceptance of the public, patients or the medical community. To date, other efforts to leverage natural exosomes have generally demonstrated an inability to generate exosomes with predictable biologically active properties or to manufacture exosomes at suitable scale to treat more than a small number of patients. Our success will depend on our ability to demonstrate that our exosome technologies can overcome these challenges.

Additionally, our success will depend upon physicians who specialize in the treatment of diseases targeted by our exosomes prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of our exosomes or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of exosome therapeutics, could result in a decrease in demand for any products that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of, or modification to, our clinical trials. Any future negative developments in the field of exosomes and their use as therapies could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our exosomes or other future product candidates. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our exosomes or any other product candidates which we may develop in the future.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to do so, the FDA may not permit us to proceed.

We hope to file additional investigational new drug applications, or INDs, over the next several years, including with respect to our exosome technologies in one or more indications. However, the timing of our filing of these INDs is primarily dependent on receiving further data from our pre-clinical studies. As discussed below, we need to file an IND with respect to one therapeutic indication on or before April 19, 2020, in order to retain our exclusive license with CSMC for exosomes.

We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of such clinical trials. Any IND we submit could be denied by the FDA or the FDA could place any future investigation of ours on clinical hold until we provide additional information, either before or after clinical trials are initiated. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trial set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Unfavorable future trial results or other factors, such as insufficient capital to continue development of a product candidate or program, could also cause us to voluntarily withdraw an effective IND.

The Company has limited experience in conducting clinical trials, which are complex and subject to strict regulatory oversight.

The Company has limited clinical trial experience with respect to its product candidates. The clinical testing process is governed by stringent regulation and is highly complex, costly, time-consuming, and uncertain as to outcome, and pharmaceutical products and products used in the regeneration of tissue may invite particularly close scrutiny and requirements from the FDA and other regulatory bodies. Our failure or the failure of our collaborators to conduct clinical trials successfully or our failure to capitalize on the results of clinical trials for our product candidates would have a material adverse effect on the Company. If our clinical trials of our product candidates or future product candidates do not sufficiently enroll or produce results necessary to support regulatory approval in the United States or elsewhere, or if they show undesirable side effects, we will be unable to commercialize these product candidates.

To receive regulatory approval for the commercial sale of our product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical failure can occur at any stage of testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. In addition, the results of our clinical trials may show that our product candidates are ineffective or may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities. Furthermore, negative, delayed or inconclusive results may result in:

•	the withdrawal of clinical trial participants;
•	the termination of clinical trial sites or entire trial programs;
•	costly litigation arising out of the trials;
•	substantial monetary awards to patients or other claimants;
•	the requirement that additional trials be conducted;
•	impairment of our business reputation;
•	loss of revenues; and
•	the inability to commercialize our product candidates.

Delays in the commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. A clinical trial may be suspended or terminated by the Company, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials require us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may otherwise be resource constrained. We may be required to withdraw from a clinical trial as a result of changing standards of care, or we may become ineligible to participate in clinical studies. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

•	findings in pre-clinical studies;
•	reaching agreements on acceptable terms with prospective CROs, vendors and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, vendors and trial sites;
•	obtaining regulatory clearance to commence a clinical trial;
•	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;
•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;
•	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size of the patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the inability of the sites to conduct trial procedures properly, the inability of the sites to devote their resources to the trial, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
•	retaining patients who have initiated their participation in a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;
•	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;
•	demonstrating the bioequivalence of products we manufacture to prior products manufactured on our behalf;
•	complying with design protocols of any applicable special protocol assessment we receive from the FDA;
•	severe or unexpected drug-related side effects experienced by patients in a clinical trial;
•	collecting, analyzing and reporting final data from the clinical trials;
•	breaches in quality of manufacturing runs that compromise all or some of the doses made; positive results in FDA-required viral testing; karyotypic abnormalities in our cell product; or contamination in our manufacturing facilities, all of which events would necessitate disposal of all cells made from that source;
•	availability of materials provided by third parties necessary to manufacture our product candidates;
•	availability of adequate amounts of acceptable tissue for preparation of master cell banks for our products;
•	requirements to conduct additional trials and studies, and increased expenses associated with the services of the Company’s CROs and other third parties; and
•	meeting logistical requirements for the delivery of investigational product.

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

We have also obtained an RMAT designation for CAP-1002 for the treatment of DMD. The RMAT designation program is intended to fulfill the Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or may be able to rely upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT designation does not change the standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

Even if we were to obtain approval for CAP-1002 for the treatment of DMD with the rare pediatric disease designation, the Rare Pediatric Disease Priority Review Voucher Program may no longer be in effect at the time of such approval.

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

In addition to manufacturing CAP-1002 for its own clinical trials, Capricor has agreed to provide CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor is providing the necessary number of doses and will receive a negotiated amount of monetary compensation in exchange for doing so.

Providing product for clinical trials sponsored by third parties poses significant risks for the Company as we will not have control over the conduct of the trial even though we have used our commercially reasonable efforts to ensure that the investigative sites are contractually bound to follow the protocol and other procedures established by Capricor. Additionally, even though the investigative sites have experience in conducting clinical trials, any adverse event that may occur during the trial may have a negative impact on our efforts to obtain regulatory approval for our product. There are no assurances that the clinical trial sites will perform the studies in accordance with the protocol, the manuals provided by Capricor or the sponsor’s instructions, or otherwise act in accordance with applicable law. There is no assurance that if research injuries are sustained, any insurance carrier will compensate Capricor for any liabilities or other losses sustained by Capricor arising out of these injuries. Since we cannot predict when the trials will be completed, there is a risk that product designated for the trials will have expired at the time they are required. Additionally, there is a risk that our product may encounter some kind of contamination internally in our leased facility, at our contracted shipping facility or in transit which may have an adverse effect on our business or operations. While the Company expects to continue to receive payment for the product that it supplies for the REGRESS and ALPHA trials, we cannot predict the rate at which such payments will be made, if at all, due to delays in enrollment or other problems that may arise at the trial sites.

Our products face a risk of failure due to adverse immunological reactions.

A potential risk of an allogeneic therapy such as that being tested by the Company with CAP-1002 is that patients might develop an immune response to the cells being infused. Such an immune response may induce adverse clinical effects which would impact the safety and efficacy of the Company’s products and the success of our trials. Additionally, if research subjects have pre-existing antibodies or other immune sensitization to our cells, our cells and the therapy could potentially be rendered ineffective which could have a negative impact on the regulatory pathway for our product as well as the viability for other potential indications. After a patient in the HOPE-2 trial had a serious adverse event in the form of anaphylaxis, we put a voluntary hold on dosing in December 2018 to develop a plan to manage potential allergic reactions. The investigation suggests that the patient may have been allergic to something contained in the investigational product, including possibly an excipient, or inactive ingredient, in the formulation. To reduce the risk of future events, we initiated a pre-medication strategy commonly used by physicians to prevent and treat allergic reactions. Although at the time of filing this Annual Report on Form 10-K, all infusions in the HOPE-2 trial have been completed and we are not aware of the occurrence of any additional allergic reactions or further severe safety issues, we cannot provide any assurances that this will not happen again in any future studies. If these or other reactions continue to occur, it could have a material adverse impact on the effectiveness of the product, our ability to receive approval of our product candidates, and could result in substantial delays, increased costs and potentially termination of the trial.

Our business faces significant government regulation, and there is no guarantee that our product candidates will receive regulatory approval.

Our research and development activities, pre-clinical studies, clinical trials, and manufacturing and marketing of our potential products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, as well as by regulatory authorities in other countries. In the United States, our product candidates are subject to regulation as biological products or as combination biological products/medical devices under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other statutes, and as further provided in the Code of Federal Regulations. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. These regulations can be subject to substantial and significant interpretation, addition, amendment or revision by the FDA and by the legislative process. The FDA may determine that we will need to undertake clinical trials beyond those currently planned. Furthermore, the FDA may determine that results of clinical trials do not support approval for the product. Similar determinations may be encountered in foreign countries. The FDA will continue to monitor products in the market after approval, if any, and may determine to withdraw its approval or otherwise seriously affect the marketing efforts for any such product. The same possibilities exist for trials to be conducted outside of the United States that are subject to regulations established by local authorities and local law. Any such determinations would delay or deny the introduction of our product candidates to the market and have a material adverse effect on our business, financial condition, and results of operations.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, other federal agencies and corresponding state agencies to ensure strict compliance with good manufacturing practices, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, nor can we guarantee that we will maintain compliance with such regulations in regards to our own manufacturing processes. Other risks include:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;
•	regulatory authorities may withdraw their approval of the IND or the product or require us to take our approved products off the market;
•	we may be required to change the way the product is manufactured or administered, and we may be required to conduct additional clinical trials or change the labeling of our products;
•	we may be required to change the way the product is manufactured or administered, and we may be required to conduct additional clinical trials or change the labeling of our products;
•	we will be required to manufacture or retain the services of a commercial manufacturer to develop product suitable for commercial sale;
•	we may have limitations on how we promote our products; and
•	we may be subject to litigation or product liability claims.

There are additional risks involved in conducting clinical trials internationally.

If we decide to expand one or more of our clinical trials to investigative sites in Europe or other countries outside of the United States, we will have additional regulatory requirements that we will have to meet in connection with our manufacturing, distribution, use of data and other matters. For example, if we decide to conduct our trials in Europe, we will have to either move our manufacturing facility to a facility located in Europe, enter into an agreement with a European manufacturer to manufacture our product candidates for us or enter into an agreement with a domestic manufacturer who maintains an acceptable cGMP facility. Any of those options would involve a significant monetary investment, time delays, and increased risk and may impact the progress of our clinical trials and regulatory approvals.

To the extent we conduct business in the European Union, or EU, or receive information about EU residents, we will also have to comply with the EU General Data Protection Regulation, or the GDPR, which was officially adopted in April 2016 and went into effect in May 2018. The GDPR introduces new data protection requirements in the EU, as well as substantial fines for breaches of data protections rules. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.

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

Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping, and submission of safety and other post-market information on the drug. New issues may arise during a product lifecycle that did not exist, or were unknown, at the time of product approval, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured. Since approved products, manufacturers, and manufacturers’ facilities are subject to continuous review and periodic inspections, these new issues post-approval may result in voluntary actions by Capricor or may result in a regulatory agency imposing restrictions on that product or us, including requiring withdrawal of the product from the market or for use in a clinical trial. If our product candidates fail to comply with applicable regulatory requirements, such as good manufacturing practices, a regulatory agency may:

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

Although we do not currently have any products on the market, if our therapeutic candidates or clinical trials become covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

•	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid;
•	federal civil and criminal false claims laws and civil monetary penalty laws, such as the U.S. federal False Claims Act, or FCA, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against, individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
•	the Health Insurance Portability and Accountability Act, or HIPAA, includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding, the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•	the federal Physician Payment Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, which require that manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to physicians and teaching hospitals with limited exceptions; and
•	analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

Any drugs we develop may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our future business prospects.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. However, there may be significant delays in obtaining coverage for newly-approved drugs. Moreover, eligibility for coverage does not necessarily signify that a drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Also, interim payments for new drugs, if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. In addition, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

Recently, the Trump Administration and certain members of U.S. Congress have expressed a desire to modify, repeal, or otherwise invalidate all or certain provisions of the ACA, which contributes to the uncertainty of the ongoing implementation and impact of the ACA and also underscores the potential for additional health care reform going forward. For example, a recently enacted federal income tax law effective January 1, 2019 repealed what is commonly referred to as the “individual mandate,” a tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage.

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

The development, manufacturing, distribution, pricing, sale, marketing and reimbursement of our product candidates, together with our general operations, are subject to extensive federal and state regulation in the United States and may be subject to extensive regulation in foreign countries. In addition, our business is complex, involves significant operational risks and includes the use of third parties to conduct business. While we intend to implement numerous risk mitigation measures to comply with such regulations in this complex operating environment, we cannot guarantee that we will be able to effectively mitigate all operational risks. We cannot guarantee that we, our employees, our consultants, our contractors or other third parties are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws, and all potentially applicable foreign regulations and/or laws. If we fail to adequately mitigate our operational risks or if we or our agents fail to comply with any of those regulations or laws, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation. Any of these occurrences could have a material and adverse effect on our business and results of operations.

Our employees and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee or consultant fraud or other misconduct. Misconduct by our employees or consultants could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. Employee and consultant misconduct could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business, financial condition and results of operations, and result in the imposition of significant fines or other sanctions against us.

Our ability to obtain reimbursement or funding for our programs from the federal government may be impacted by possible reductions in federal spending.

U.S. federal government agencies currently face potentially significant spending reductions. The Bipartisan Budget Act of 2015 extended sequestration for Medicare through fiscal year 2027. The U.S. federal budget remains in flux, however, which could, among other things, result in a cut to Medicare payments to providers and otherwise affect federal spending on clinical and pre-clinical research and development. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact which the actions of President Trump's administration and the U.S. Congress may have on the federal budget. Following the most recent federal elections, Congress has again focused on reducing the cost of drugs and other medical treatments. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Vaccines carry unique risks and uncertainties, which could have a negative impact on future results of operations.

We are in the process of initiating development of vaccine candidates using our exosome technologies.  The successful development, testing, manufacturing and commercialization of vaccines is a long, complex, expensive and uncertain process.  There are unique risks and uncertainties associated with vaccines, including:

•	There may be limited access to, and supply of, normal and diseased tissue samples, cell lines, media pathogens, bacteria, viral strains, synthesized nucleic acids and other biological materials. In addition, government regulations in multiple jurisdictions, such as the United States and the EU, could result in restricted access to, or transport or use of, such materials. If the Company in unable to access sufficient sources of such materials, or if tighter restrictions are imposed on the use of such materials, the Company may not be able to conduct research or product development activities as planned and may incur additional costs.

•	The development, manufacturing and marketing of vaccines are subject to regulation by the FDA, the EMA and other regulatory bodies that are often more complex and extensive than the regulations applicable to other pharmaceutical products. For example, in the United States, a BLA, including both preclinical and clinical trial data and extensive data regarding the manufacturing procedures, is required for human vaccine candidates, and FDA approval is generally required for the release of each manufactured commercial lot.

•	Vaccines are frequently costly to manufacture because production ingredients are inactive biological materials derived from virus, animals, or plants and most biologics and vaccines cannot be made synthetically. In particular, keeping up with the demand for vaccines may be difficult due to the complexity of producing vaccines.

Risks Related to the Manufacturing of our Product Candidates

We have limited manufacturing capability and may not be able to maintain our manufacturing licenses.

We presently maintain our laboratories, research and manufacturing facilities in leased premises at CSMC in Los Angeles, California. In that portion of the leased premises where we manufacture CAP-1002 and plan to manufacture our exosomes, we believe that we follow good manufacturing practices sufficient for an investigational stage product, but it is not a cGMP approved facility and would not be adequate for manufacturing product for commercial use. Capricor manufactured CAP-1002 in this facility for our previous clinical studies as well as our HOPE-2 clinical trial. In addition to manufacturing CAP-1002 for its own clinical trials, Capricor has agreed to provide CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC.

Our plans to use this facility for future trials could change if we decide to expand any of our clinical trials to include international sites, such as in Europe or if we fail to meet the specifications necessary to produce our product in a qualified manner. Currently, we also intend to utilize our premises at CSMC to develop and manufacture our exosomes. Currently, our Facilities Lease is scheduled to expire on July 31, 2020 although we have an additional 1-year option enabling us to extend the term of our Facilities Lease to July 31, 2021. There can be no assurance that the Facilities Lease will be continued beyond July 31, 2021. If the Facilities Lease with CSMC is terminated or expires, we would have to secure alternative facilities in which to operate our research and development activities and/or manufacture our products, which would involve a significant monetary investment and would negatively impact the progress of our clinical trials and regulatory approvals.

If we were to initiate a Phase III study, we are unsure at this time if the FDA would allow us to produce doses in our current facility or whether the FDA would require us to use a cGMP facility. If we were required to use a cGMP facility to produce product for a Phase III study, this would result in delays and significant expenses which would have a negative impact on our business and product development. Furthermore, given our workforce reductions in our manufacturing group in early 2019, and the scale required for the manufacturing of products for commercial sale, we will have to establish a collaboration agreement with a third party or build out our own manufacturing facility for any commercial scale manufacturing which would also involve significant expenses and cause delays.

We are currently evaluating a proposed contract manufacturing agreement with a contract manufacturing organization, or CMO, for continued expansion focused on potential commercialization and scale-up of our cell therapy program for the treatment of DMD. Concurrently, Capricor is internally developing additional process development improvements in anticipation of potential commercial scale and/or later stage clinical trials which may affect the timing of our technology transfer.

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

Our manufacturing experience has been limited to manufacturing CAP-1002 for the ALLSTAR, DYNAMIC and HOPE-Duchenne clinical trials, the ongoing CSMC trials and our current HOPE-2 clinical trial. Our experience in the manufacturing of exosomes is limited to producing product for pre-clinical use. We have no prior history or experience in manufacturing our allogeneic product or any other product for any other clinical use and no experience manufacturing any product for large clinical trials or commercial use. Our product candidates have not previously been tested in any large trials to show safety or efficacy, nor are they available for commercial use. We face risks of manufacturing failures and risks of making products that are not proven to be safe or effective.

We are subject to a number of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by supply chain issues, equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

If we continue with the development of CAP-1002 or our exosomes, we may need to rely exclusively on third parties to formulate and manufacture these product candidates and provide us with the devices and other products necessary to administer such a product.

We have not established our own manufacturing facilities sufficient for the production of CAP-1002 or our exosomes for commercial purposes. While we plan to utilize our currently manufactured product for a potential Phase III trial, there is no assurance that the FDA will not require that the product used in the Phase III trial be manufactured under cGMP conditions. Also, our resources and expertise to formulate or manufacture this product candidate are limited. If we were to conduct such a trial or reach the commercialization stage, we may have to engage one or more manufacturers to manufacture, supply, store, and distribute drug supplies for such purposes. If CAP-1002 or any of our exosome technologies receives FDA approval, we may need to rely on one or more third-party contractors to manufacture supplies of these drug products which may cause delays in our ability to sell commercially. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We may be unable to identify manufacturers needed to manufacture our product candidates on acceptable terms or at all, because the number of potential manufacturers is limited, and subsequent to approval of an NDA or BLA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products or the devices after receipt of FDA approval, if any.
•	Our third-party manufacturers may not be able to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.
•	Our third-party manufacturers may not be able to manufacture or supply us with sufficient quantities of acceptable materials necessary for the development or use of our product candidates.
•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the materials needed to manufacture or utilize our product candidates.
•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Some of our technology has resulted and/or will result from research funded by agencies of the U.S. government and the State of California. As a result of such funding, the U.S. government and the State of California have certain rights in the technology developed with the funding. These rights include a non-exclusive, non-transferable, irrevocable, paid-up, worldwide license to practice or have practiced for or on behalf of the government(s) such inventions. In addition, the government(s) has the right to “march in” and require us to grant third parties licenses to such technology, in certain circumstances, such as if we fail to take effective steps to achieve practical application of such inventions.

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

In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the U.S. Patent and Trademark Office, or USPTO, and may become involved in derivation, post-grant review, or inter partes review, proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our or our licensors’ patent rights, which could adversely affect our competitive position.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our commercial viability will depend, in part, on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We have licensed certain patent and other intellectual property rights that cover cardiospheres (CSps), and cardiosphere-derived cells (CDCs), (including our CAP-1002 product candidate) from Università Degli Studi Di Roma La Sapienza, or the University of Rome, The Johns Hopkins University, or JHU, and CSMC. We have also licensed certain patent and other intellectual property rights from CSMC that cover extracellular vesicles, such as exosomes and microvesicles derived from CDCs. Under the license agreements with the University of Rome and JHU, those institutions prosecute and maintain their patents and patent applications in collaboration with us. We rely on these institutions to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by these institutions have been or will be conducted in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. Under our Amended and Restated Exclusive License Agreement with CSMC and our Exclusive License Agreement with CSMC, as the same have been amended, we have assumed, in coordination with CSMC, financial responsibility for the prosecution and maintenance of all patents and patent applications thereunder. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity and/or unenforceability of these patents would also be subject to the cooperation of the University of Rome, JHU, and/or CSMC.

Additionally, in 2018, Capricor and CSMC entered into a Sixth Amendment to the Exosomes License Agreement. Under the Sixth License Amendment, the milestone deadline for filing an IND for at least one product has been extended to December 31, 2019. If the Company does not file an IND by December 31, 2019, or negotiate an additional extension of the milestone deadline, CSMC would have the option to convert the exclusive license to a non-exclusive license or to a co-exclusive license or terminate the license under Title 35, Section 203 of the United States Code. Prior to exercising such option, Capricor has the opportunity to cure the failure to file an IND for a period of 90 days after its receipt of written notice from CSMC of its intent to exercise its option. In the first quarter of 2020, CSMC notified Capricor that it was in breach of the Exosomes License Agreement because it failed to file an IND by December 31, 2019 and that if not done so by April 19, 2020, that the Exosomes License Agreement shall immediately terminate. Subsequently, Capricor informed CSMC that it intends to file an IND prior to that date.

The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent laws regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States. The biopharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or that are in-licensed. Further, if any of our owned or in-licensed patents are determined by legal authority to be invalid or unenforceable, it could impact our ability to commercialize or license our technology.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make products that are similar to our product candidates but that are not covered by the claims of any of our patents;
•	we might not have been the first to make the inventions covered by any issued patents or patent applications we may have (or third parties from whom we license intellectual property may have);
•	we might not have been the first to file patent applications for these inventions;
•	it is possible that any pending patent applications we may have will not result in issued patents;
•	any issued patents may not provide us with any competitive advantage, or may be held invalid or unenforceable as a result of legal challenges by third parties;
•	we may not develop additional proprietary technologies that are patentable or protectable under trade secrets law; and
•	the patents of others may have an adverse effect on our business.

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

As some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent applications may have priority over our patent applications or patents, which could further require us to obtain licenses to these issued patents covering such technologies. For patent applications filed before the Leahy-Smith Act, if another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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

We are dependent on patents, trade secrets, know-how and proprietary technology, both our own and that licensed from others. We have several license agreements, including with the University of Rome, JHU and CSMC. These licenses may be terminated upon certain conditions, including in some cases, if we fail to meet certain minimum funding or spending requirements, fail to take certain developmental actions, fail to pay certain minimum royalties, or fail to maintain the licensed intellectual property. For example, CSMC has indicated that our exclusive license with CSMC for exosomes requires us to file an IND by April 19, 2020 or it will automatically terminate for breach. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including: the scope of rights granted under the license agreement and other contract interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patent and other rights to third parties under collaborative development relationships; our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

We have entered into certain license agreements for certain intellectual property rights which are essential to enable us to develop and commercialize our products. Agreements have been entered into with the University of Rome, JHU and CSMC, the latter of which is also a stockholder of ours. Each of those agreements provides for an exclusive license to certain patents and other intellectual property and requires the payment of fees, milestone payments and/or royalties to the institutions that will reduce our net revenues, if and to the extent that we have future revenues. Each of those agreements also contains additional obligations that we are required to satisfy. For example, CSMC has indicated that our exclusive license with CSMC for exosomes requires us to file an IND by April 19, 2020 or it will automatically terminate for breach. There is no guarantee that we will be able to satisfy all of our obligations under our license agreements to each of the institutions and that such license agreements will not be terminated. Each of the institutions receives funding from independent sources such as the NIH and other private or not-for-profit sources and are investigating scientific and clinical questions of interest to their own principal investigators as well as the scientific and clinical communities at large. These investigators (including Capricor, Inc.’s founder, Dr. Eduardo Marbán, who is the Director of the Smidt Heart Institute at CSMC) are under no obligation to conduct, continue, or conclude either current or future studies utilizing our cell therapy or exosomes technology, and they are not compelled to license any further technologies or intellectual property rights to us except as may be stated in the applicable licensing agreements between those institutions and us. Changes in these collaborators’ research interests or their funding sources away from our technology would have a material adverse effect on us. Further, the failure of any third-party licensor to comply with its licensing obligations under its respective agreement with us would have a material adverse effect on us. We are substantially dependent on our relationships with these institutions from which we license the rights to our technologies and know-how. If requirements under our license agreements are not met, including meeting defined milestones, we could suffer significant harm, including losing rights to our product candidates.

In addition, we are responsible for the cost of filing and prosecuting certain patent applications and maintaining certain issued patents licensed to us. If we do not meet our obligations under our license agreements in a timely manner, we could lose the rights to the proprietary technology.

Finally, we may be required to obtain licenses to patents or other proprietary rights of third parties (including and other than the University of Rome, JHU and CSMC) in connection with the development and use of our product candidates and technologies. Licenses required under any such patents or proprietary rights might not be made available on terms acceptable to us, if at all.

We have received government grants and a loan award which impose certain conditions on our operations.

Commencing in 2009, we received several grants from the NIH and DoD to fund various projects. Some of these awards remain subject to annual and quarterly reporting requirements and require us to allocate expenses to the applicable project.

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture our exosomes. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. We were subsequently granted a no-cost extension until September 29, 2020 in order to be able to continue to utilize these funds.

On February 5, 2013, we entered into the CIRM Loan Agreement, pursuant to which CIRM agreed to disburse approximately $19.8 million to us over a period of approximately three and one-half years to support Phase II of our ALLSTAR clinical trial. Under the CIRM Loan Agreement, we were required to repay the CIRM loan with interest at maturity. So long as we were not in default, the Loan Agreement had provisions allowing for forgiveness of the debt after the end of the project period, if we elected to abandon the project under certain circumstances. On November 17, 2017, we gave notice to CIRM that we were electing to abandon the CIRM-funded project pursuant to the Loan Agreement and on December 11, 2017, Capricor and CIRM entered into Amendment No. 3 to the CIRM Notice of Loan Award whereby the total loan balance under the CIRM Loan Agreement was forgiven by CIRM thereby terminating Capricor’s and the Company’s obligation to repay the loan balance. The Company classified the forgiveness of the loan payable, consisting of principal and accrued interest, of approximately $15.7 million as “other income” in our Consolidated Statement of Operations and Comprehensive Income (Loss). The decision to terminate the Loan Award and forgive the loan balance was due to the abandonment of the ALLSTAR project at the end of the project period in accordance with Section 4.10 of the Loan Agreement and Article VII, Section I of the CIRM Loan Administration Policy. Additionally, on June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, the HOPE-Duchenne trial. Pursuant to terms of the CIRM Award, disbursements were tied to the achievement of specified operational milestones. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

If we enter into strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

We are actively looking into potential strategic partnerships for our product candidates, particularly for our CAP-1002 product candidate. If we do not establish strategic partnerships, we potentially will have to undertake development and commercialization efforts with respect to our product candidates on our own, which would be costly and adversely impact our ability to commercialize any future products or product candidates. If we enter into any strategic partnerships with pharmaceutical, biotechnology or other life science companies, we will be subject to a number of risks, including:

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

We depend and will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs, vendors and strategic partners to conduct our pre-clinical and clinical trials under agreements with us. We negotiate budgets and contracts with CROs, vendors and trial sites which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. Biologic products for commercial purposes must also be produced under cGMP. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws and regulations.

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

If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business. In addition, several of our consultants render services on a part-time basis to other entities which may result in the creation of intellectual property rights in favor of those entities.

Because of the specialized nature of our technology, we are dependent upon existing key personnel and on our ability to attract and retain qualified executive officers and scientific personnel for research, clinical studies, and development activities conducted or sponsored by us. There is intense competition for qualified personnel in our fields of research and development, and there can be no assurance that we will be able to continue to attract additional qualified personnel necessary for the development and commercialization of our product candidates or retain our current personnel. For example, Dr. Frank Litvack, our Executive Chairman, is only a part-time consultant to the Company and provides services to other non-competing enterprises.

We have experienced employee turnover from time to time, including involving some of our key employees. The loss of any of our current key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to the Company’s success, both to enable the Company to grow, and to allow the Company to replace any employees or consultants whose relationships with the Company have been terminated. The market for employees with experience in the cell therapy and exosome industries is especially competitive, and we may not be able to recruit employees needed to develop and manufacture our products, or be able to retain the employees whom we do recruit. In early 2019, in an effort to reduce costs and preserve our capital, we reduced our workforce by 21 employees, most of whom were engaged in manufacturing and product development.

There has been a close working relationship between the academic lab at CSMC and our research and development team where employees and consultants of both entities contribute time and services to the research being performed by the other. As a result, it can sometimes be unclear whether intellectual property developed out of these services for CSMC would be owned by CSMC or by the Company, although if owned by CSMC, the Company may have rights to that intellectual property under the terms of its license agreements with CSMC.

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

An element of our business strategy includes potentially partnering with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates, including the cash and other resources we need for such development and potential commercialization. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. If we are unable to negotiate strategic partnerships for our product candidates, we may be forced to curtail the development of a particular candidate, reduce, delay, or terminate its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not secure sufficient funds, we will not be able to complete our trials or bring our product candidates to market and generate product revenue. We have announced that our goal is pursue a partnership for the continued development of CAP-1002 in DMD.

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

Our ability to generate significant sales of our products, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Healthcare providers that purchase medicine or medical products for treatment of their patients generally rely on third-party payors to reimburse all or part of the costs and fees associated with the products. Adequate coverage and reimbursement from governmental payors, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products. Orphan drugs in particular have received recent negative publicity for the perceived high prices charged for them by their manufacturers, and as a result, other orphan drug developers such as us may be negatively impacted by such publicity and any U.S. or other government regulatory response.

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

Our business depends on compliance with ever-changing environmental and human health and safety laws.

We cannot accurately predict the outcome or timing of future expenditures that may be required to comply with comprehensive federal, state and local environmental laws and regulations, as well as laws and regulations designed to protect employees and others who handle hazardous materials. We must comply with environmental laws that govern, among other things, all emissions, waste water discharge and solid and hazardous waste disposal, and the remediation of contamination associated with generation, handling and disposal activities. To date, the Company has not incurred significant costs and is not aware of any significant liabilities associated with its compliance with federal, state and local environmental laws and regulations. However, both federal and state environmental laws have changed in recent years and the Company may become subject to stricter environmental standards in the future and may face large capital expenditures to comply with environmental laws. We have limited capital and we are uncertain whether we will be able to pay for significantly large capital expenditures that may be required to comply with new laws. Also, future developments, administrative actions or liabilities relating to environmental matters may have a material adverse effect on our financial condition or results of operations.

Risks Related to Our Common Stock

We expect that our stock price will continue to fluctuate significantly.

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. Our operating results may fluctuate from period to period for a number of reasons, and as a result our stock price may be subject to significant fluctuations. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	our financial condition, including our need for additional capital, as well as the impact of any terms imposed on our business and operations by the providers of additional capital;
•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical endpoints;
•	announcements concerning clinical trials and regulatory developments;
•	failure or delays in entering drug candidates into clinical trials;
•	failure or discontinuation of any of our research or development programs;
•	developments in establishing new strategic alliances or with existing alliances;
•	failure to satisfy licensing obligations, including our ability to file an IND to meet the milestone requirements under our Exosomes License Agreement;
•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;
•	issues with the supply or manufacturing of any devices or materials needed to manufacture or utilize our drug candidates;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	the risks and costs of increased operations, including clinical and manufacturing operations, on an international basis;
•	market acceptance of our drugs, when they enter the market;
•	third-party healthcare coverage and reimbursement policies;
•	litigation or public concern about the safety of our drug candidates or drugs or the operations of the Company;
•	issuance of new or revised securities analysts’ reports or recommendations;
•	additions or departures of key personnel;
•	potential delisting of our stock from the Nasdaq Stock Market; or
•	volatility in the stock prices of other companies in our industry.

We have never paid dividends and we do not anticipate paying dividends in the future.

We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future. We anticipate that the Company will retain its earnings, if any, for future growth. Investors seeking cash dividends should not invest in the Company’s common stock for that purpose.

We may issue shares of blank check preferred stock without stockholder approval in the future.

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

The operational and other projections and forecasts that we may make from time to time are subject to inherent risks, many of which are beyond our control.

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

As of December 31, 2019, our executive officers, directors and holders of five percent or more of our outstanding common stock (based upon our review of filings made with the SEC by such holders), together with their respective affiliates, owned approximately 25% of our outstanding common stock. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. These stockholders, acting individually or as a group, will have substantial influence over the outcome of a corporate action of the Company requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards and warrants, and we expect to issue additional stock awards and shares of common stock in the future. Exercise of these awards and warrants, and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

As of December 31, 2019, there were approximately 5.2 million shares of common stock outstanding, approximately 3.2 million pre-funded common warrants outstanding, and approximately 4.3 million common warrants outstanding, as well as outstanding awards to purchase approximately 0.8 million shares of common stock under various incentive stock plans of the Company. Additionally, as of December 31, 2019, there were approximately 0.1 million shares of common stock available for future issuance under various incentive plans. We may issue additional common stock, warrants and other convertible securities from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our various incentive plans. The issuance of additional shares of common stock, warrants or other convertible securities and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

The Company’s ability to utilize Nile’s net operating loss and tax credit carryforwards in the future is subject to substantial limitations and may further be limited as a result of the merger with Capricor.

Federal and state income tax laws impose restrictions on the utilization of net operating loss, or NOL, and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In general, an ownership change occurs when stockholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryforwards) have increased their aggregate ownership of stock in such corporation by more than 50 percentage points during any three-year period. If an “ownership change” occurs, Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOLs of the loss corporation experiencing the ownership change. The annual limitation is calculated by multiplying the loss corporation’s value immediately before the ownership change by the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. Section 383 of the Code also imposes a limitation on the amount of tax liability in any post-ownership change year that can be reduced by the loss corporation’s pre-ownership change tax credit carryforwards.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other applicable securities rules and regulations, and are subject to the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired employees in order to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by any investor. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by any investor, and investors purchasing shares or other securities in the future could have rights superior to you. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by any investor.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

We have historically incurred substantial losses to fund our business operations including our research and development activities. We will, in all likelihood, sustain operating expenses without corresponding revenues for the foreseeable future. This may result in our incurring net operating losses that will increase continuously until we are able to obtain regulatory approval for, and commercialize, our product candidates, the occurrence of which cannot be assured. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. This risk is especially relevant due to our dependence on positive clinical trial outcomes and regulatory approvals. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and result in a decline in the market price of our common stock.

In the event we fail to satisfy any of the listing requirements of The NASDAQ Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on The NASDAQ Capital Market. For continued listing on The NASDAQ Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the minimum stockholders’ equity requirement, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. In the event that we fail to satisfy any of the listing requirements of The NASDAQ Capital Market, our common stock may be delisted. For example, we recently received a letter from the NASDAQ Listings Qualification Department indicating that it had determined that we failed to comply with Listing Rule 5550(b)(1) based on the Company’s Form 10-Q for the period ended June 30, 2019, evidencing stockholders’ equity below the required threshold of $2.5 million. This failure to comply with Rule 5550(b)(1) was remedied in our subsequent Form 10-Q filing for the period ended September 30, 2019, but there is no guarantee that we will be able to resolve any NASDAQ listing deficiencies which may occur in the future. If our securities are delisted from trading on The NASDAQ Stock Market, however, and we are not able to list our securities on another exchange or to have them quoted on The NASDAQ Stock Market, our securities could be quoted on the OTC Markets or on the “pink sheets.” As a result, we could face significant adverse consequences including:

•	a limited availability of market quotations for our securities;
•	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. Our principal offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. Capricor subsequently entered into several amendments extending the term of the lease and modifying its terms. Effective January 1, 2020, we entered into an amendment with the Bubble Real Estate Company, LLC pursuant to which we extended our lease for an additional year ending December 31, 2020 and reduced the square footage. The monthly rental payment is $16,229 for this annual period.

Capricor leases facilities from CSMC pursuant to a lease, or the Facilities Lease, that was originally effective for a three-year period beginning June 1, 2014. Capricor has subsequently entered into several amendments extending the term of the lease and modifying its terms. From August 1, 2017 through March 1, 2019, total monthly rent was $19,756. Effective March 1, 2019, the square footage of the leased premises was reduced, resulting in a rent reduction of approximately $4,000 per month. In July 2019, Capricor exercised an option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2020 with a monthly lease payment of $15,805. The Company has a further option to extend the Facilities Lease through July 31, 2021. The premises leased from CSMC are located at 8700 Beverly Blvd., Los Angeles, California 90048.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “CAPR”. The following table lists the high and low closing sales prices of our common stock as quoted, in U.S. dollars, by Nasdaq for the periods indicated. The per share prices reflect a 1-for-10 reverse stock split effected on June 4, 2019. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

	High	Low
Year ended December 31, 2018
First Quarter	$20.90	$12.80
Second Quarter	15.80	12.60
Third Quarter	14.90	10.20
Fourth Quarter	10.80	3.20

Year ended December 31, 2019
First Quarter	$6.80	$4.10
Second Quarter	6.40	2.75
Third Quarter	6.23	2.38
Fourth Quarter	3.55	1.04

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 26, 2020, we had 109 holders of record of common stock, not including holders who held in “street name.”

Dividends

We have never declared or paid a dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The ability of our Board of Directors to declare a dividend is subject to limits imposed by Delaware corporate law.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

Recent Sales of Unregistered Securities

As consideration for the services provided to us by H.C. Wainwright & Co., LLC, or Wainwright as placement agent for our December 2019 public offering of our common stock and warrants, or the December 2019 Offering, on December 19, 2019, we issued to designees of Wainwright, warrants, or the Placement Agent Warrants, to purchase an aggregate of 203,915 shares of our common stock. The Placement Agent Warrants have an exercise price of $1.5325 per share, are immediately exercisable and expire in December 2024. Our agreement to issue the Placement Agent Warrants was made, and the Placement Agent Warrants were issued, in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. No underwriters were involved in such transaction.

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

Overview

Our mission is to develop first-in-class biological therapies for the treatment of diseases, with a focus on Duchenne muscular dystrophy, or DMD, and other rare disorders. We are currently conducting HOPE-2, a Phase II clinical trial with our product candidate, CAP-1002, and are also actively developing the exosomes platform technology as a next-generation vaccine and therapeutic.

Our Technologies

Cardiosphere-Derived Cells (CAP-1002)

Our core therapeutic technology is based on cardiosphere-derived cells, or CDCs, a cardiac-derived cell therapy that was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since the initial publication in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to approximately 150 human subjects across several clinical trials. CDCs have been shown to exert potent immunomodulatory activity and to alter the immune system’s activity to encourage cellular regeneration. We have been developing allogeneic CDCs (CAP-1002) as a product candidate for the treatment of Duchenne muscular dystrophy, or DMD, and investigating their effects on skeletal and cardiac function. Pre-clinical and clinical data support the therapeutic concept of administering CDCs as a means to address conditions in which the heart or skeletal muscle has been damaged.

In a variety of preclinical experimental models of heart injury, CDCs have been shown to stimulate cell proliferation and blood vessel growth and to inhibit programmed cell death and scar formation. Published data by Cedars-Sinai Medical Center, or CSMC, which tested the effectiveness of CDCs in a mouse model of DMD, showed for the first time that the skeletal and cardiac improvements could be directly attributed to treatment with CDCs. The data also provide further evidence of the potential of CDCs to stimulate tissue repair and regeneration by first reducing inflammation, which then enables new healthy muscle to form, as was shown in the mouse model of DMD.

CDCs are derived from cardiospheres, or CSps, which are self-adherent multicellular clusters derived from the heart. CDCs are sufficiently small that, within acceptable dose limits, they can be infused into a coronary artery or into the peripheral vasculature. Capricor has performed clinical studies to establish the range of CDC dose levels that appear to be safe via intracoronary administration or peripheral venous access.

While CDCs originate from either a deceased human donor (allogeneic source) or from heart tissue taken directly from recipient patients themselves (autologous source), the methods for manufacturing CDCs from either source are similar.

Capricor’s proprietary manufacturing methods are focused on producing therapeutic doses of CDCs to boost the regenerative capacity of the heart and skeletal muscles, with the goal of improving cardiac and skeletal muscle function. Capricor has exclusively licensed intellectual property covering CDCs and CSps from three academic institutions and is also pursuing its own intellectual property rights relating to CDCs as a product candidate.

Exosomes

Our preclinical data has shown that cardiosphere-derived cells mediate most of their therapeutic activities through the secretion of extracellular vesicles. Extracellular vesicles, including exosomes and microvesicles, are nano-scale, membrane-enclosed vesicles which are secreted by most cells and contain characteristic lipids, proteins and nucleic acids such as mRNA and microRNAs. They can signal through the binding and activation of membrane receptors or through the delivery of their cargo into the cytosol of target cells.

Exosomes act as messengers to regulate the functions of neighboring or distant cells and have been shown to regulate functions such as cell survival, proliferation, inflammation and tissue regeneration. Furthermore, pre-clinical research has shown that exogenously-administered exosomes can modify cellular activities, thereby supporting their therapeutic potential. Their size, low or null immunogenicity and ability to communicate in native cellular language potentially makes them an exciting new class of therapeutic agents with the potential to expand our ability to address complex biological responses. Because exosomes are a cell-free substance, they can be stored, handled, reconstituted and administered in similar fashion to common biopharmaceutical products such as antibodies.

Our Product Candidates

Our drug candidates which are in various stages of active development, consist of CAP-1002, our CDC-derived cells, and our exosome technologies. In 2018 we commenced enrollment of patients with DMD in a Phase II clinical trial of CAP-1002 called HOPE-2. CAP-1002 was also the subject of three previous clinical trials conducted by us. CAP-1002 is also currently being investigated in two additional trials sponsored by CSMC, which are the REGRESS trial investigating heart failure with preserved ejection fraction and the ALPHA trial investigating pulmonary arterial hypertension. Although we are not the sponsor of these two trials, we are providing the investigational product for use in the trials. We are also evaluating our exosomes in pre-clinical studies for the treatment of various indications, with a view to making an IND filing for Duchenne muscular dystrophy in exosomes during the second quarter of 2020.

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

We are currently developing CAP-1002 for the treatment of DMD. We completed the positive HOPE-Duchenne Phase I/II trial in 2017 and then subsequently began the HOPE-2 Phase II trial in 2018. We reported positive interim 6-month results from HOPE-2 in the third quarter of 2019 and we plan to report final 12-month results in the second quarter of 2020. Our further plans with respect to the clinical development of CAP-1002 in DMD, including our decision to conduct a Phase III trial, will be based on the final guidance received from the FDA, our ability to secure funding necessary to conduct the trial should we decide to pursue that path and/or our ability to partner with another company to advance the development of CAP-1002 for DMD, as well as other factors, some of which are not known at this time. After the receipt of our final 12-month data from HOPE-2, we plan to request another meeting with the FDA to discuss the next stages of development which may include seeking approval from the FDA.

Phase II HOPE-2 Clinical Trial

HOPE-2 is a randomized, double-blind, placebo-controlled clinical trial which is being conducted at multiple sites located in the United States. To date, we have randomized 20 patients in our HOPE-2 clinical trial. The clinical trial was designed to evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and who are on a stable regimen of systemic glucocorticoids. While there are many clinical initiatives in DMD, HOPE-2 is one of the very few to focus on non-ambulant patients. These boys and young men are looking to maintain what function they have in their arms and hands, and Capricor’s previous study of a single intracoronary dose of CAP-1002 provided preliminary evidence of efficacy that CAP-1002 may be able to help DMD patients retain or slow the loss of upper limb function.

The primary efficacy endpoint of the HOPE-2 trial is the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities will be measured through the Performance of the Upper Limb, or PUL, test. In the HOPE-2 study we are evaluating these through both the PUL 1.2 and 2.0 versions. HOPE-2 is focusing on the mid-level dimension of the PUL which assesses the ability to use muscles from the elbow to the hand, which are essential for operating wheelchairs and performing other daily functions. In HOPE-2, additional secondary and exploratory endpoints such as cardiac function, pulmonary function, quality of life and additional measures are included.

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

Skeletal Assessments

To assess skeletal muscle function, investigators used the PUL, versions 1.2 and 2.0. The FDA has suggested the use of the updated PUL 2.0 version as the primary efficacy endpoint in support of a Biologics License Application, or BLA. Additional independent tests assessing grip strength showed improvements at 6 months and tests assessing tip to tip pinch strength showed positive results. We also expanded the skeletal assessment beyond the mid-level and evaluated patients’ PUL “scores” to include the upper and distal dimensions.

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

Cardiac Assessments

As reported from our July interim analysis, magnetic resonance imaging, or MRI, was used to assess cardiac structure and function at 6 months. Positive trends were found in cardiac muscle function including systolic wall thickening and cardiac mass among those treated with CAP-1002 compared to placebo. The hearts of DMD patients atrophy progressively and have impaired systolic function. Improved mass and wall thickening suggest possible cardiac regeneration and functional improvement. These trends were consistent with the cardiac findings seen in the previously published HOPE-Duchenne study.

Safety

In late December 2018, Capricor put a voluntary hold on dosing after two patients in the HOPE trials had a serious adverse event in the form of an immediate immune reaction. The investigation suggested the patients may have developed hypersensitivity to something contained in the investigational product, including possibly an excipient or inactive ingredient in the formulation. To reduce the risk of future adverse events, Capricor initiated a commonly used pre-medication strategy including oral steroids and antihistamines to prevent or mitigate potential immune reactions during the administration. Since the initiation of the pre-treatment regimen, approximately 40 infusions of investigational drug (CAP-1002 or placebo) have been administered to HOPE-2 patients with only one serious adverse event reported that required an overnight observation of the patient.

Regulatory Developments

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

In December 2018, we met with the FDA as part of the expedited review afforded under the RMAT designation. The agency stated that the trial would need to provide evidence of clinically meaningful changes in the PUL, as well as other evidence supportive of CAP-1002 efficacy for patients with advanced Duchenne muscular dystrophy, in order to potentially serve as a registration trial.

In October 2019, we had a meeting with the FDA to discuss, among other things, the results of the 6-month interim analysis of the HOPE-2 trial and our path forward with our DMD program. During the meeting, we proposed the possibility of accelerated approval.  The FDA was not supportive of an accelerated approval pathway at that time and noted that the HOPE-2 trial was designed as an exploratory trial and that data from the HOPE-2 trial did not provide substantial evidence of effectiveness to support a future biologics license application, or BLA.  The FDA did, however, indicate its support for conducting a Phase III trial of CAP-1002 for the treatment of DMD.   In addition, the FDA reiterated that as part of our RMAT designation, they are willing to work with us to further the clinical development of the therapy.

In a follow-up to the October 2019 meeting, Capricor requested an additional meeting to clarify endpoints for future clinical trials. In a written response, FDA supported the use of the full PUL 2.0 from baseline to twelve months as a primary efficacy endpoint as long as clinical meaningfulness can be demonstrated. They suggested that a 1.0 point difference appears suitable to demonstrate product efficacy to support a BLA.

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

We reported our 12-month data from the HOPE-Duchenne trial at a Late-Breaking Science session of the American Heart Association Scientific Sessions 2017. As shoulder function had already been lost in most of the HOPE participants, investigators used the combined mid-distal PUL subscales to assess changes in skeletal muscle function and found significant improvement in those treated with CAP-1002 in a defined post-hoc analysis. Among the lower-functioning patients, defined as patients with a baseline mid-distal PUL score < 55 out of 58, investigators reported sustained or improved motor function at 12 months in 8 of 9 (89%) patients treated with CAP-1002 as compared to none (0%) of the usual care participants (p=0.007). Additionally, we reported significant improvements in systolic thickening of the left ventricular wall as well as reduction in scarring of the heart muscle among those treated with CAP-1002 decreased relative to the control group.

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

In February 2018, we were notified by the FDA Office of Tissues and Advanced Therapies, that we were granted the Regenerative Medicine Advanced Therapy, or RMAT, designation for CAP-1002 for the treatment of DMD. The FDA grants the RMAT designation to regenerative medicine therapies intended to treat a serious condition and for which preliminary clinical evidence indicates a potential to address unmet medical needs for that condition. The RMAT designation makes therapies eligible for the same actions to expedite the development and review of a marketing application that are available to drugs that receive breakthrough therapy designation – including increased meeting opportunities, early interactions to discuss any potential surrogate or intermediate endpoints and the potential to support accelerated approval. CAP-1002 is one of the few therapies currently in development to help non-ambulant patients with DMD. To receive the RMAT designation, we submitted data from the HOPE-Duchenne Trial.

CAP-1002 for the Treatment of Cardiac Conditions:

In previous years, we completed several trials investigating the use of CAP-1002 for the treatment of various cardiac conditions, including heart failure (the DYNAMIC Trial) and post myocardial infarction (MI) with cardiac dysfunction (ALLSTAR). Because of our decision to focus our efforts on DMD, we have decided not to pursue those indications at this time, nor do we have any plans to continue with the development of these programs although we are continuing to evaluate certain cardiac measures in our HOPE-2 trial. We expect no further material expenses in connection with these programs.

CAP-1002 - Investigator Sponsored Clinical Trials:

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. We were recently informed that the REGRESS study was put on clinical hold by the FDA. This is an investigator sponsored trial for which Capricor is providing CAP-1002, the investigational product. The preliminary information we have received suggests that the issue may be related to inadequate patient monitoring at the study site to assess safety for certain patients who were experiencing adverse events after receiving an intracoronary infusion of CAP-1002. It is currently not known whether the clinical hold is related to the investigational product or the procedure. Capricor did not use intracoronary infusions in its HOPE-2 trial.

The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In this trial, the investigational product is infused into the venous system via catheter into the right atrium. This trial is currently ongoing. In both studies, Capricor is providing the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years.

Exosomes Program

Our exosomes program consists of exosomes derived from CDCs (CAP-2003) and engineered exosomes, both of which are in various stages of preclinical development. We have explored the use of our CDC-exosomes in pre-clinical studies of inflammation and intense immune activation such as DMD, sepsis, Graft versus-host disease (GVHD) and trauma. While CDC-exosomes are the initial technology used in preclinical development, we have expanded Capricor’s pipeline to include additional exosome technologies. We are now focused on developing a precision-engineered exosome platform technology that can carry defined sets of effector molecules which exert their effects through defined mechanisms of action. We have announced our planned expansion of our exosome platform technology that potentially may be used for vaccine development, vesicle mediated protein therapies and treatment of inherited diseases.

Engineered Exosomes Platform

To build upon the natural ability of exosomes for intercellular communication, we have initiated a program to engineer exosomes and load them with different macromolecules. Our preliminary results demonstrated that it is possible to load exosomes with specific miRNAs which pave the way to use our exosomes to potentially deliver miRNAs to specific target tissue. We are now working on developing exosome-based vaccines for COVID-19. While these efforts are still in their early-stages, our exosome-based vaccine platform technology will aim to combine the improved protection that comes from immunizing individuals with multiple antigens in a manner that mimics the advantages of conventional virus vaccines, with the superior safety profile of virus-free, vaccines. We plan to design exosome-based vaccines to elicit strong humoral and cellular immune responses due to the simultaneous expression of antigens.

Investigation of Potential Indications for our Exosomes Technologies

Capricor has exclusively licensed intellectual property relating to CDC-exosomes from Cedars-Sinai Medical Center and is also pursuing its own intellectual property rights relating to exosome technologies.

We have promising pre-clinical data in several indications from studies done in our labs as well as in collaboration with other companies and academic institutions. Additionally, in July 2018, we entered into a Cooperative Research and Development Agreement with the U.S. Army Institute of Surgical Research (USAISR) pursuant to which we agreed to cooperate in research and development on the evaluation of our CDC-exosomes for the treatment of trauma related injuries and conditions which are now the third leading cause of death in the U.S.

We plan to file an IND for DMD with the FDA in advance of the filing deadline under our license agreement with CSMC, which is April 19, 2020, unless we negotiate for an extension of this date with CSMC. We have also begun work on developing an exosome-based vaccine platform for COVID-19.

These programs represent our core technology and products.

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002, exosomes and our former product candidate, Cenderitide. As we proceed with the clinical development of CAP-1002, and as we further develop exosomes, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our major sources of working capital to date have been proceeds from private and public equity sales, grants received from the NIH and the Department of Defense, or DoD, a payment from Janssen under our now terminated collaboration agreement, and a loan and grant award from CIRM. While we pursue our pre-clinical and clinical programs, we continue to explore financing and other strategic alternatives with respect to the Company as well as one or more of our product candidates.

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

Results of Operations for the fiscal years ended December 31, 2019 and 2018

Revenue

Grant Income. Grant income for the years ended December 31, 2019 and 2018 was approximately $0.5 million and $1.0 million, respectively. The decrease in grant income of approximately $0.5 million in 2019 as compared to 2018 is primarily due to the timing of grant activities. The pre-clinical phase of the NIH grant award came to completion during the third quarter of 2018.

Miscellaneous Income. Miscellaneous income for the years ended December 31, 2019 and 2018 was approximately $0.5 million and $0.7 million, respectively. The miscellaneous income was related to providing cells for investigational purposes for clinical trials sponsored by CSMC. The decrease in miscellaneous income of approximately $0.2 million in 2019 as compared to 2018 is primarily due to the associated enrollment of the CSMC clinical trials.

Operating Expenses

General and Administrative Expenses. G&A expenses for the years ended December 31, 2019 and 2018 were approximately $3.6 million and $4.9 million, respectively. The decrease of approximately $1.3 million in G&A expenses in the year ended December 31, 2019 compared to the year ended December 31, 2018 is attributable to approximately $0.6 million decrease in stock-based compensation expense, approximately $0.3 million decrease in salaries due to a decrease in headcount, approximately $0.2 million decrease in investor relations expenses, and a decrease of approximately $0.2 million in general corporate expenses.

Research and Development Expenses. R&D expenses for the years ended December 31, 2019 and 2018 were approximately $5.1 million and $12.1 million, respectively. The decrease of approximately $7.0 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily due to the timing of clinical development activities of CAP-1002 (HOPE-Duchenne, HOPE-2 and HOPE-OLE clinical trials). These activities resulted in a decrease of approximately $4.1 million. This reduction included the winding down of clinical activities and operational expenses related to the HOPE-2 trial for the year ended December 31, 2019. Furthermore, for the year ended December 31, 2019, there was a decrease of approximately $0.4 million related to reduced clinical development expenses in connection with the clinical headcount and general clinical expenses. Additionally, there was a decrease of approximately $2.1 million in research and development expenses related to CAP-1002 and exosomes for the year ended December 31, 2019 as compared to the same period in 2018. Lastly, there was a decrease of approximately $0.3 million in stock-based compensation expenses allocable to R&D for the year ended December 31, 2019 as compared to December 31, 2018.

Other Income

Investment Income. Investment income for the years ended December 31, 2019 and 2018 was $94,791 and $135,991, respectively. The decrease in investment income in 2019 as compared to 2018 is due to the reduction in capital from 2018 to 2019.

Products Under Active Development

 CAP-1002 – CAP-1002 is in its developmental stages. We expect to spend approximately $2.0 million to $4.0 million during 2020 on the clinical development of CAP-1002 for DMD, which expenses are primarily related to our HOPE-2 clinical trial as well as additional regulatory and manufacturing-related expenses. These figures are largely dependent on the final results of our HOPE-2 trial, our discussions with the FDA, our ability to secure additional funding and various other factors and our ability to secure a partner for the potential future further clinical development of CAP-1002 for DMD, if necessary.

Exosome Technologies – We expect to spend approximately $2.0 million to $3.0 million during 2020 on pre-clinical and other research expenses related to our exosomes program, a portion of which will be offset by our grant award from the DoD. Capricor is currently engaged in pre-clinical testing of exosomes to explore its therapeutic potential, including studies that could enable an IND and which we plan to file by the CSMC deadline. We have received a grant from the DoD for up to approximately $2.4 million to be used towards the development of a scalable, commercially-ready process to manufacture CAP-2003. As of December 31, 2019, the Company has approximately $0.2 million available under this grant award, pursuant to the terms of the award.

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and exosomes programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding and a strategic partner. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Liquidity and Capital Resources for the fiscal years ended December 31, 2019 and 2018

The following table summarizes our liquidity and capital resources as of and for each of our last two fiscal years, and our net increase (decrease) in cash and cash equivalents as of and for each of our last two fiscal years and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	December 31, 2019	December 31, 2018
Cash, cash equivalents and marketable securities	$9,885	$7,256
Working capital	$9,647	$7,216
Stockholders’ equity	$6,839	$4,616

	Years ended December 31,
Cash flow data	2019	2018
Cash provided by (used in):
Operating activities	$(6,822)	$(13,862)
Investing activities	(3,002)	4,672
Financing activities	9,178	6,853
Net decrease in cash, cash equivalents, and restricted cash	$(646)	$(2,337)

Our total cash, cash equivalents and marketable securities as of December 31, 2019 was approximately $9.9 million compared to approximately $7.3 million as of December 31, 2018. The increase in cash, cash equivalents and marketable securities from December 31, 2019 as compared to December 31, 2018 was primarily due to net financing activities of approximately $9.2 million and a net loss of approximately $7.6 million in 2019. As of December 31, 2019, we had approximately $4.3 million in total liabilities. As of December 31, 2019, we had approximately $9.6 million in net working capital. We had a net loss of approximately $7.6 million for the year ended December 31, 2019.

Cash used in operating activities was approximately $6.8 million and $13.9 million for the years ended December 31, 2019 and 2018, respectively. The difference of approximately $7.1 million in cash from operating activities is primarily due to a decrease of approximately $7.5 million in net loss for the year ended December 31, 2019 as compared to the same period in 2018. Furthermore, there was a change of approximately $1.0 million in stock-based compensation expense and a change of approximately $0.4 million in prepaid expenses and other current assets for the year ended December 31, 2019 as compared to the same period in 2018. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including as we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by (used in) investing activities of approximately $(3.0) million and $4.7 million for the years ended December 31, 2019 and 2018, respectively. The decrease in cash provided by investing activities for the year ended December 31, 2019 as compared to the same period of 2018 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $9.2 million and $6.9 million for the years ended December 31, 2019 and 2018, respectively. The increase in cash provided by financing activities for the year ended December 31, 2019 as compared to the same period of 2018 is primarily due to the net proceeds from the sale of common stock. During 2019 we received net proceeds of approximately $9.2 million compared to approximately $6.7 million over the same period of 2018. Furthermore, we received $0.1 million from stock option exercises in 2018 compared to nominal proceeds received in 2019.

From inception through December 31, 2019, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

March 2020 Warrant Inducement. On March 25, 2020, the Company entered into a letter agreement (the “Exercise Agreement”) with a holder of the Existing Warrants (the “Exercising Holder”). Pursuant to the Exercise Agreement, in connection with exercise by the Exercising Holder of the remaining 4,000,000 Existing Warrants held by the Exercising Holder which had not been previously exercised, the Company agreed to issue 4,000,000 additional warrants (the “New Warrants”) to purchase Common Stock. The Existing Warrants had a per share exercise price of $1.10, and pursuant to the Exercise Agreement, the Exercising Holder agreed to pay $1.225 per share to cover both the exercise price of the Existing Warrants and a $0.125 per share purchase price for the New Warrants. The New Warrants have an exercise price of $1.27 per share. The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act or Rule 506(b) promulgated thereunder. Pursuant to the Exercise Agreements, the New Warrants shall be substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the Common Stock underlying the New Warrants is effective after six months), will be exercisable immediately, and will have a term of exercise of 5 1/2 years), and the Company will be required to register for resale the shares of Common Stock underlying the New Warrants. The Company expects to receive aggregate gross proceeds of approximately $4.9 million from the exercise of the Existing Warrants by the Exercising Holder. These gross proceeds will be reduced by fees due and payable to the placement agent for the transactions pursuant to the Exercise Agreement and New Warrants in the amount of $343,000, and further reduced by reimbursements to the placement agent for legal fees and other expenses. In addition, the placement agent will receive a new warrant for shares of Common Stock equal to 5.0% of the New Warrants issued, or 200,000 shares.

December 2019 Public Offering. In December 2019, the Company completed a public offering (the December Offering), pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated common warrant and $1.225 per pre-funded warrant and associated common warrant for an aggregate purchase price of approximately $5.1 million. The Company issued (a) to each purchaser of shares in the December Offering a common warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the December Offering, and (b) to each purchaser of pre-funded warrants in the December Offering a common warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the December Offering. All shares and warrants issued pursuant to the December Offering, other than the Placement Agent Warrants, were issued pursuant to our registration statement on Form S-1 (File No. 333-235358), which was initially filed with the Securities and Exchange Commission, or the SEC, on December 5, 2019, amended on December 13, 2019 and declared effective by the SEC on December 17, 2019. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amount to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. Since December 19, 2019 and through March 26, 2020, all 3,608,304 pre-funded warrants and 78,304 common warrants have been exercised.

August 2019 ATM Program. On August 29, 2019, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $1.95 million, or the August 2019 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The August 2019 ATM Program was established under a Common Stock Sales Agreement, or the July 2019 Sales Agreement, with Wainwright under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The July 2019 Sales Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the August 2019 ATM Program have been and will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC, on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since August 29, 2019 and through the date of filing, the Company has sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.1 million.

July 2019 ATM Program. On July 22, 2019, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $1.8 million, or the July 2019 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The July 2019 ATM Program was established under the July 2019 Sales Agreement, which provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the July 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. As of the expiration of the July 2019 ATM Program, the Company sold an aggregate of 418,450 shares of common stock under the July 2019 ATM Program at an average price of approximately $4.30 per share for gross proceeds of approximately $1.8 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.1 million.

October 2017 Common Stock Sales Agreement. On October 19, 2017, the Company entered into a Common Stock Sales Agreement, or the October 2017 Sales Agreement, with Wainwright, under which it could, from time to time, issue and sell shares of our common stock through Wainwright as sales agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $14.0 million, or the October 2017 ATM Program. The common stock was distributed at the market prices prevailing at the time of sale. The October 2017 Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the October 2017 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-207149), which was initially filed with the SEC on September 28, 2015 and declared effective by the SEC on October 26, 2015. As of the expiration of the October 2017 ATM Program on April 23, 2019, the Company sold an aggregate of 899,233 shares of common stock at an average price of approximately $13.04 per share for gross proceeds of approximately $11.7 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.4 million.

Financing Activities by Capricor, Inc.

CIRM Grant Award

On June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award included a co-funding requirement pursuant to which Capricor was required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten-year anniversary of the date of the award), Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan could be up to five years from the date of execution of the applicable loan agreement; provided that the maturity date of the loan will not surpass the ten-year anniversary of the grant date of the CIRM Award. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy, or the New Loan Balance, at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. If we elect to do so, Capricor would be required to repay some or all of the amounts awarded by CIRM, therefore the Company accounts for this award as a liability rather than income.

As of December 31, 2019, Capricor’s liability balance for the CIRM Award was approximately $3.4 million. In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, disbursements will be made to Capricor in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of June 30, 2019, approximately $0.7 million has been incurred under the terms of the NIH grant award. In the second quarter of 2019, the award was closed and all filings were completed with no additional expenses expected to be incurred.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to continue to utilize these funds. As of December 31, 2019, approximately $2.2 million has been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of December 31, 2019.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our three stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), and (iii) the 2012 Non-Employee Director Stock Option Plan. In addition, the Board has approved the 2020 Equity Incentive Plan (the “2020 Plan”); however, the 2020 Plan will not become effective unless and until it is approved by the stockholders of the Company. We intend to submit the 2020 Plan for stockholder approval at the 2020 annual meeting.

We expense the fair value of stock-based compensation over the vesting period. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, and the risk-free interest rate. We account for forfeitures upon occurrence.

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

Restricted Cash

Prior to March 31, 2019, restricted cash represented funds received under the CIRM Award. Restricted cash funds were allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The Company fully utilized the CIRM Award in June 2019.

In April 2019, the Company entered into a letter of credit as a security deposit for its lease agreement for corporate office space. The Company delivered to the landlord a letter of credit in the amount of $232,803 to cover payments of rent for the remainder of the 2019 lease term, which was subsequently cancelled and funds returned to Capricor. As such, no restricted cash is recorded as of December 31, 2019.

Clinical Trial Expense

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process is designed to account for expenses resulting from our obligations under contracts with vendors, consultants, and CROs and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by matching the appropriate expenses with the period in which services are provided and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussion with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

Recently Issued or Newly Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which supersedes existing guidance on accounting for leases in Leases (Topic 840) and issued additional clarification throughout 2018. Under the new guidance, a lessee should recognize assets and liabilities that arise from its leases and disclose qualitative and quantitative information about its leasing arrangements. The Company elected the optional transition method to apply the standard as of January 1, 2019 as the effective date and therefore, did not apply the standard to comparative periods. The Company did not apply the recognition requirements to short-term leases and recognized those lease payments in the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the lease term. The Company also elected the available package of practical expedients in transition which allowed us to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. The adoption of this update did not have a material impact on the Company’s financial statements.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of December 31, 2019, the fair value of our cash, cash equivalents, and marketable securities was approximately $9.9 million. Additionally, as of December 31, 2019, Capricor’s portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

Capricor Therapeutics, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Capricor Therapeutics, Inc. and Subsidiary (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Encino, California

March 26, 2020

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

ASSETS
	December 31, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$3,899,328	$4,259,266
Marketable securities	5,986,050	2,997,150
Restricted cash	-	285,831
Grant receivable	87,968	204,868
Prepaid expenses and other current assets	571,382	724,184

TOTAL CURRENT ASSETS	10,544,728	8,471,299

PROPERTY AND EQUIPMENT, net	442,806	574,206

OTHER ASSETS
Intangible assets, net of accumulated amortization of $253,187 and $209,910, respectively	6,495	49,772
Other assets	119,608	151,788

TOTAL ASSETS	$11,113,637	$9,247,065

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$875,677	$1,148,853
Accounts payable and accrued expenses, related party	22,315	106,366

TOTAL CURRENT LIABILITIES	897,992	1,255,219

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,376,259	3,376,259

TOTAL LIABILITIES	4,274,251	4,631,478

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,227,398
and 3,138,748 shares issued and outstanding, respectively	5,227	3,138
Additional paid-in capital	81,215,647	71,338,970
Accumulated other comprehensive income (loss)	(757)	12,393
Accumulated deficit	(74,380,731)	(66,738,914)

TOTAL STOCKHOLDERS' EQUITY	6,839,386	4,615,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,113,637	$9,247,065

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Years ended December 31,
	2019	2018

REVENUE
Revenue	$1,005,028	$1,671,356

TOTAL REVENUE	1,005,028	1,671,356

OPERATING EXPENSES
Research and development	5,141,805	12,066,800
General and administrative	3,597,111	4,931,642

TOTAL OPERATING EXPENSES	8,738,916	16,998,442

LOSS FROM OPERATIONS	(7,733,888)	(15,327,086)

OTHER INCOME (EXPENSE)
Investment income	94,791	135,991
Loss on disposal of fixed asset	(2,720)	-

TOTAL OTHER INCOME (EXPENSE)	92,071	135,991

NET LOSS	(7,641,817)	(15,191,095)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	(13,150)	773

COMPREHENSIVE LOSS	$(7,654,967)	$(15,190,322)

Net loss per share, basic and diluted	$(2.06)	$(5.17)
Weighted average number of shares, basic and diluted	3,711,333	2,941,084

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2017 THROUGH DECEMBER 31, 2019

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY

Balance at December 31, 2017	2,627,049	$2,626	$62,760,428	$11,620	$(51,547,819)	$11,226,855

Issuance of common stock, net of fees	468,679	469	6,713,855	-	-	6,714,324

Stock-based compensation	5,415	5	1,725,585	-	-	1,725,590

Unrealized gain on marketable securities	-	-	-	773	-	773

Stock options exercised	37,605	38	139,102	-	-	139,140

Net loss	-	-	-	-	(15,191,095)	$(15,191,095)

Balance at December 31, 2018	3,138,748	$3,138	$71,338,970	$12,393	$(66,738,914)	$4,615,587

Issuance of common stock, net of fees	1,637,849	1,638	9,173,115	-	-	9,174,753

Exercise of pre-funded common stock warrants	450,000	450	-	-	-	450

Stock-based compensation	-	-	700,984	-	-	700,984

Fractional shares eliminated pursuant to reverse stock split	(27)	-	(193)	-	-	(193)

Unrealized loss on marketable securities	-	-	-	(13,150)	-	(13,150)

Stock options exercised	828	1	2,771	-	-	2,772

Net loss	-	-	-	-	(7,641,817)	(7,641,817)

Balance at December 31, 2019	5,227,398	$5,227	$81,215,647	$(757)	$(74,380,731)	$6,839,386

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Years ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,641,817)	$(15,191,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed asset	2,720	-
Depreciation and amortization	171,956	157,652
Stock-based compensation	700,984	1,725,590
Change in assets - (increase) decrease:
Receivables	116,900	139,707
Prepaid expenses and other current assets	152,802	(223,020)
Other assets	32,180	(55,819)
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	(273,175)	(347,398)
Accounts payable and accrued expenses, related party	(84,051)	(68,058)

NET CASH USED IN OPERATING ACTIVITIES	(6,821,501)	(13,862,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(6,002,050)	(18,011,577)
Proceeds from sales and maturities of marketable securities	3,000,000	23,000,000
Purchases of property and equipment	-	(316,486)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,002,050)	4,671,937

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	9,174,753	6,714,324
Proceeds from exercise of pre-funded common stock warrants	450	-
Repurchase of fractional shares pursuant to reverse stock split	(193)	-
Proceeds from stock options	2,772	139,140

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,177,782	6,853,464

NET DECREASE IN CASH, CASH EQUIVALENTS,
AND RESTRICTED CASH	(645,769)	(2,337,040)

Cash, cash equivalents, and restricted cash balance at beginning of period	4,545,097	6,882,137

Cash, cash equivalents, and restricted cash balance at end of period	$3,899,328	$4,545,097

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the audited consolidated financial statements.

 CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company”), is a clinical-stage biotechnology company focused on the discovery, development and commercialization of innovative cell and exosome-based therapies for the treatment of diseases, with a focus on Duchenne muscular dystrophy (“DMD”) and other rare disorders. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, has two active drug candidates in various stages of development.

Basis of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, Capricor. All intercompany transactions have been eliminated in consolidation.

Liquidity

The Company has historically financed its research and development activities as well as operational expenses from equity financings, government grants, a payment from Janssen Biotech, Inc. (“Janssen”) pursuant to a Collaboration Agreement with Janssen and a loan award and a grant from the California Institute for Regenerative Medicine (“CIRM”).

Cash, cash equivalents and marketable securities as of December 31, 2019 were approximately $9.9 million, compared to approximately $7.3 million as of December 31, 2018. In December 2019, the Company closed an offering for gross proceeds of approximately $5.1 million comprised of common stock and warrants. The Company issued 531,173 shares of common stock, pre-funded warrants to purchase 3,608,304 shares of common stock, and common warrants to purchase up to 4,139,477 shares of common stock (see Note 2 – “Stockholders’ Equity”). The Company has entered into various Common Stock Sales Agreements with H.C. Wainwright & Co. LLC (“Wainwright”) to create at-the-market equity programs under which the Company from time to time offered and sold shares of its common stock, par value $0.001 per share. From October 19, 2017 to December 31, 2019, through the use of these programs, the Company has raised gross proceeds of approximately $14.6 million (see Note 2 – “Stockholders’ Equity”).

Additionally, the Company has been awarded various grant and loan awards, which fund, in part, various pre-clinical and clinical activities (see Note 5 – “Government Grant Awards”). As of December 31, 2019, the Company has approximately $0.2 million remaining available under its grants and awards for disbursement, pursuant to the terms of the awards.

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

DECEMBER 31, 2019 AND 2018

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Based on the Company’s current estimates, recent warrant exercise (see Note 9 – “Subsequent Events”) and largely dependent on our decision with respect to our DMD program, the Company believes it has sufficient cash to fund operations through at least the end of the year 2021.

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

Reverse Stock Split

On June 4, 2019, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten pursuant to a Certificate of Amendment to the Company’s Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the Nasdaq Capital Market (“Nasdaq”) beginning with the opening of trading on June 5, 2019. The primary purpose of the reverse stock split, which was approved by the Company’s stockholders at the Company’s Annual Stockholders Meeting on May 29, 2019, was to enable the Company to regain compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq. Pursuant to the reverse stock split, every ten shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. Unless otherwise indicated, all share and per share amounts of the common stock included in the accompanying consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. Amounts of common stock resulting from the reverse stock split were rounded down to the nearest whole share and any resulting fractional shares were cancelled for cash. The number of authorized shares of the Company’s common stock remained unchanged. The reverse stock split affected all issued and outstanding shares of the Company’s common stock, and the respective numbers of shares of common stock underlying outstanding stock options, outstanding warrants and the Company’s equity incentive plans were proportionately adjusted.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with a maturity of less than 30 days at the date of purchase to be cash equivalents.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that total the same such amounts shown in the statement of cash flows.

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$3,899,328	$4,259,266
Restricted cash	-	285,831
Total cash, cash equivalents, and restricted
cash shown in the statements of cash flows	$3,899,328	$4,545,097

For the year ended December 31, 2018, restricted cash represents funds received under a CIRM award (the “CIRM Award”) (See Note 5 – “Government Grant Awards”). Restricted cash funds are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. As of December 31, 2019, the Company had no restricted funds.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $128,680 and $114,376 for the years ended December 31, 2019 and 2018, respectively.

Property and equipment, net consisted of the following at December 31:

	2019	2018
Furniture and fixtures	$43,617	$46,709
Laboratory equipment	931,166	936,480
Leasehold improvements	47,043	47,043
	1,021,826	1,030,232
Less accumulated depreciation	(579,020)	(456,026)
Property and equipment, net	$442,806	$574,206

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was approximately $43,276 for both the years ended December 31, 2019 and 2018. A summary of future amortization expense as of December 31, 2019 is as follows:

Years ended	Amortization Expense
2020	4,330
2021	2,165

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the years ended December 31, 2019 and 2018.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with guidance issued by the FASB. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment related to long-lived assets was recorded for the years ended December 31, 2019 and 2018.

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

DECEMBER 31, 2019 AND 2018

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

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $96.7 million, available to reduce future taxable income, of which $76.1 million will begin to expire in 2026. The post December 31, 2017 net operating losses generated of $20.6 million will carryforward indefinitely, but may be subject to an 80% limitation upon utilization. As of December 31, 2019, the Company had state net operating loss carryforwards of approximately $92.5 million, available to reduce future taxable income, which will begin to expire in 2028. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state laws based on ownership changes and the value of the Company’s stock. Additionally, currently, the Company has approximately $1.4 million of federal research and development credits and approximately $2.7 million of federal orphan drug credits, available to offset future taxable income. These federal research and development and orphan drug credits begin to expire in 2027 and 2035, respectively.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company incurred no interest or penalties for the years ended December 31, 2019 and 2018. The Company files income tax returns with the IRS and the California Franchise Tax Board.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $5.1 million and $12.1 million for the years ended December 31, 2019 and 2018, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $7.7 million and $15.2 million for the years ended December 31, 2019 and 2018, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the years ended December 31, 2019 and 2018, the Company’s other comprehensive gain (loss) was $(13,150) and $773, respectively.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Clinical Trial Expense

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process is designed to account for expenses resulting from our obligations under contracts with vendors, consultants, and contract research organizations, or CROs, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by matching the appropriate expenses with the period in which services are provided and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussion with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

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

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FSAB ASC 260-10, Earnings per Share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. The components of basic and diluted earnings (loss) per share for the years ended December 31, 2019 and 2018 were as follows:

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2019	December 31, 2018
Numerator
Net loss	$(7,641,817)	$(15,191,095)

Denominator
Weighted-average number of shares of common stock outstanding	3,711,333	2,941,084
Dilutive effect of stock options	-	-

Common stock and common stock equivalents used
for diluted loss per share	3,711,333	2,941,084

For the years ended December 31, 2019 and 2018, warrants and options to purchase 8,256,609 and 785,894 shares, respectively, have been excluded from the computation of potentially dilutive securities. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the years ended December 31, 2019 and 2018.

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
measurement date.

The following tables summarize the fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
	Level I	Level II	Level III	Total
Marketable Securities	$5,986,050	$-	$-	$5,986,050

	December 31, 2018
	Level I	Level II	Level III	Total
Marketable Securities	$2,997,150	$-	$-	$2,997,150

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

DECEMBER 31, 2019 AND 2018

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

2.       STOCKHOLDER’S EQUITY

Common Stock Sales Agreements

Since October 2017, the Company has entered into multiple Common Stock Sales Agreements with Wainwright establishing ATM programs by which Wainwright sold and may continue to sell common stock at the market prices prevailing at the time of sale. Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. These programs are referred to below as the “October 2017 ATM Program,” the “July 2019 ATM Program,” and the “August 2019 ATM Program” based on when each program was initiated. In addition, the Company completed a public offering of its common stock in December 2019.

October 2017 ATM Program

From October 19, 2017 through expiration of the October 2017 ATM Program on April 23, 2019, the Company sold an aggregate of 899,233 shares of common stock at an average price of approximately $13.04 per share for gross proceeds of approximately $11.7 million. The Company paid 3.0% cash commission on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.4 million.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

2.       STOCKHOLDER’S EQUITY (Continued)

July 2019 ATM Program

From July 22, 2019 through expiration of the July 2019 ATM Program on August 23, 2019, the Company sold an aggregate of 418,450 shares of common stock under the July 2019 ATM Program at an average price of approximately $4.30 per share for gross proceeds of approximately $1.8 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.1 million.

August 2019 ATM Program

On August 29, 2019, the Company initiated the August 2019 ATM Program. Since August 29, 2019 and through the date of this filing, the Company has sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.1 million.

December 2019 Financing

In December 2019, the Company completed a public offering pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated common warrant and $1.225 per pre-funded warrant and associated common warrant for an aggregate purchase price of approximately $5.1 million. The Company issued (a) to each purchaser of shares in the offering a common warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the offering, and (b) to each purchaser of pre-funded warrants in the offering a common warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the offering. In connection with the offering, the Company issued to designees of Wainwright, the placement agent for the offering, warrants (the “Placement Agent Warrants”) to purchase an aggregate of 203,915 shares of common stock. The Placement Agent Warrants have an exercise price of $1.5325 per share, are immediately exercisable and expire in December 2024. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amount to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. Since December 19, 2019 and through March 26, 2020, all 3,608,304 pre-funded warrants and 78,304 common warrants have been exercised (see Note 9 - "Subsequent Events").

Outstanding Shares

At December 31, 2019, the Company had 5,227,398 shares of common stock issued and outstanding.

3.       STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the years ended December 31, 2019 and 2018:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	108,171	$40.14
Expired	(23,564)	22.70
Outstanding at December 31, 2018	84,607	$45.00
Expired	(84,607)	45.00
Granted	7,951,696	0.61
Exercised	(450,000)	0.001
Outstanding at December 31, 2019	7,501,696	$0.65

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

3.       STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

Type	Grant Date	December 31, 2019	December 31, 2018	Exercise Price per Share	Expiration Date

Common Warrants	3/16/2016	-	84,607	$45.00	3/16/2019
Common Warrants	12/19/2019	4,139,477	-	$1.10	12/19/2024
Common Warrants	12/19/2019	203,915	-	$1.5325	12/17/2024
Pre-Funded Warrants	12/19/2019	3,158,304	-	$0.001	N/A
		7,501,696	84,607

Stock Options

The Company’s Board of Directors (the “Board”) has approved three stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), and (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”). In addition, subsequent to December 31, 2019, the Board has approved the 2020 Equity Incentive Plan (the “2020 Plan”), however the 2020 Plan will not become effective unless and until it is approved by the stockholders of the Company. The Company intends to seek stockholder approval for the 2020 Plan at its 2020 annual stockholders’ meeting.

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

On June 2, 2016, at the Company’s annual stockholder meeting, the stockholders approved a proposal to amend the 2012 Plan, to, among other things, increase the number of shares of common stock of the Company that may be issued under the 2012 Plan to equal the sum of 414,971 plus 2% of the outstanding shares of common stock as of December 31, 2015, with the number of shares that may be issued under the 2012 Plan automatically increasing thereafter on January 1 of each year, commencing with January 1, 2017, by 2% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year (rounded down to the nearest whole share). For the fiscal years beginning on January 1, 2020 and 2019, the amount of shares that were added was equal to 104,547 and 62,775 shares, respectively.

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

The estimated weighted average fair value of the options granted during 2019 and 2018 were approximately $2.73 and $13.09 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the years ended December 31, 2019 and 2018:

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

3.       STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

	December 31, 2019	December 31, 2018
Expected volatility	106% - 128%	137% - 145%
Expected term	5-6 years	5-6 years
Dividend yield	0%	0%
Risk-free interest rates	1.4% - 1.6%	2.3% - 3.0%

Employee and non-employee stock-based compensation expense for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018

General and administrative	$509,212	$1,158,904
Research and development	191,772	510,189
Total	$700,984	$1,669,093

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

Common stock, stock options or other equity instruments issued to non-employees (including consultants) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. The fair value of stock options is determined using the Black-Scholes option-pricing model. Historically, the Company periodically re-measured the fair value for non-qualified option grants recording an expense over the applicable vesting periods. However, in the third quarter of 2018, the Company early adopted ASU 2018-07. The Company calculates the fair value for non-qualified options as of the date of grant and expenses over the applicable vesting periods. We account for forfeitures upon occurrence.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

Options Outstanding
Range of Ex. Prices	Options Outstanding	Weighted Average Term (yrs.)	Weighted Average Exercise Price
$1.90 - $3.25	196,082	7.51	$3.12
$3.70	330,241	2.17	$3.70
$11.40 - $35.80	149,226	7.36	$22.34
$43.40 - $57.80	79,364	4.95	$55.00
	754,913

Options Exercisable
Range of Ex. Prices	Options Exercisable	Weighted Average Term (yrs.)	Weighted Average Exercise Price
$1.90 - $3.25	111,898	5.93	$3.06
$3.70	330,241	2.17	$3.70
$11.40 - $35.80	107,750	7.18	$23.95
$43.40 - $57.80	79,364	4.95	$55.00
	629,253

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

3.       STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

As of December 31, 2019, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $0.8 million, which is expected to be recognized over a weighted average period of approximately 1.1 years.

The following is a schedule summarizing employee and non-employee stock option activity for the years ended December 31, 2019 and 2018:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2018	687,367	$16.25
Granted	99,460	14.21
Exercised	(37,604)	3.70	$521,678
Expired/Cancelled	(47,936)	22.82
Outstanding at December 31, 2018	701,287	$16.18
Granted	130,000	3.20
Exercised	(828)	3.35	$1,987
Expired/Cancelled	(75,546)	29.48
Outstanding at December 31, 2019	754,913	$12.63	$-
Exercisable at December 31, 2019	629,253	$13.52	$-

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

In February 2020, the board of directors of the Company approved an option repricing program (see Note 9 – “Subsequent Events”).

4.       CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of December 31, 2019, the Company maintained approximately $9.4 million of uninsured deposits.

5.       GOVERNMENT GRANT AWARDS

CIRM Grant Award (HOPE)

On June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award included a co-funding requirement pursuant to which Capricor was required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

5.       GOVERNMENT GRANT AWARDS (Continued)

After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten-year anniversary of the date of the award), Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan could be up to five years from the date of execution of the applicable loan agreement; provided that the maturity date of the loan will not surpass the ten-year anniversary of the grant date of the CIRM Award. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in CIRM’s Loan Policy (the “New Loan Balance”), at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. If we elect to do so, Capricor would be required to repay some or all of the amounts awarded by CIRM; therefore, the Company accounts for this award as a liability rather than income.

As of December 31, 2019, Capricor’s liability balance for the CIRM Award was approximately $3.4 million. In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the NIH to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (HLHS). Under the terms of the NIH grant, Capricor is eligible to receive disbursements in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of June 30, 2019, approximately $0.7 million had been incurred under the terms of the NIH grant award. In the second quarter of 2019, the award was closed, and all filings were completed with no additional expenses expected to be incurred.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to utilize these funds. As of December 31, 2019, approximately $2.2 million has been incurred under the terms of the award.

6.       COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. Capricor subsequently entered into several amendments extending the term of the lease and modifying its terms. On January 11, 2019, Capricor entered into a Fourth Amendment to Lease (the “Fourth Lease Amendment”) with The Bubble Real Estate Company, LLC. Under the terms of the Fourth Lease Amendment, the lease term extension commenced on January 1, 2019 and ended on December 31, 2019 with a base rent of $25,867 per month. The Company delivered to the landlord a letter of credit in the amount of $232,803 to cover payments of rent for the remainder of the 2019 lease term, which was subsequently cancelled and funds returned to Capricor. Effective January 1, 2020, the Company entered into an amendment with the Bubble Real Estate Company, LLC pursuant to which Capricor extended the lease for an additional year ending December 31, 2020 and reduced the square footage. The monthly rental payment is $16,229 for this annual period (see Note 9 – “Subsequent Events”).

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

6.       COMMITMENTS AND CONTINGENCIES (Continued)

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

Included within the table below, future minimum rental payments to related parties totaled approximately $110,635. A summary of future minimum rental payments required under operating leases as of December 31, 2019 is as follows:

Years ended	Operating Leases
2020	$110,635

Expenses incurred under operating leases to unrelated parties for the years ended December 31, 2019 and 2018 were approximately $317,404 and $332,640, respectively. Expenses incurred under operating leases to related parties for each of the years ended December 31, 2019 and 2018 were approximately $197,562 and $237,072, respectively.

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

Employee Severances

In the event of a termination, subject to certain conditions, the Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries. No liability has been recorded as of December 31, 2019.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In May 2015, Capricor paid the development milestone related to Phase I that was owed to JHU pursuant to the terms of the JHU License Agreement. The next milestone is triggered upon successful completion of a full Phase II study for which a payment of $250,000 will be due.

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

DECEMBER 31, 2019 AND 2018

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

DECEMBER 31, 2019 AND 2018

7.       LICENSE AGREEMENTS (Continued)

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

7.       LICENSE AGREEMENTS (Continued)

On August 5, 2016, Capricor and CSMC entered into a Third Amendment to the Exosomes License Agreement (the “Third Exosomes License Amendment”), pursuant to which the parties agreed to add certain patent applications to the schedule of patent rights under the agreement. Under the Third Exosomes License Amendment, (i) the description of scheduled patent rights has been replaced by a revised schedule that includes three additional patent applications; (ii) Capricor paid CSMC an upfront fee of $2,500; and (iii) Capricor reimbursed CSMC approximately $16,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent applica

On December 26, 2017, Capricor and CSMC entered into a Fourth Amendment to Exosomes License Agreement, thereby amending the Exosomes License (the “Fourth Exosomes License Amendment”). Under the Fourth Exosomes License Amendment, (i) the description of scheduled patent rights was replaced by a revised schedule that includes seven additional patent applications; (ii) Capricor is required to reimburse CSMC approximately $50,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iii) a schedule to the Exosomes License was modified to extend the milestone deadline for filing an IND for at least one product to December 31, 2018.

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

On September 25, 2018, Capricor and CSMC entered into a Sixth Amendment to the Exosomes License Agreement (the “Sixth License Amendment”). Under the Sixth License Amendment, the milestone deadline for filing an IND for at least one product has been extended to December 31, 2019. If the Company does not file an IND by December 31, 2019, or negotiate an additional extension of the milestone deadline, CSMC would have the option to convert the exclusive license to a non-exclusive license or to a co-exclusive license or terminate the license under Title 35, Section 203 of the United States Code. Prior to exercising such option, Capricor has the opportunity to cure the failure to file an IND for a period of 90 days after its receipt of written notice from CSMC of its intent to exercise its option. In the first quarter of 2020, Capricor received a notice from CSMC indicating that Capricor was in default of this milestone and further that unless such default is cured by April 19, 2020, the Exosomes License Agreement will automatically terminate. Capricor intends to file an IND in advance of the April 19, 2020 deadline in order to avoid the termination of the license, or alternatively negotiate an extension of the deadline with CSMC. Such intent has been communicated to CSMC.

8.       RELATED PARTY TRANSACTIONS

Lease and Sub-Lease Agreement

As noted above, Capricor is a party to lease agreements with CSMC, which holds more than 5% of the outstanding capital stock of Capricor Therapeutics (see Note 6 – “Commitments and Contingencies”), and CSMC has served as an investigative site in Capricor’s clinical trials. Additionally, Dr. Eduardo Marbán, who is a stockholder of Capricor Therapeutics and participates from time to time as an observer at the Company’s meetings of the Board of Directors, is the Director of the Cedars-Sinai Smidt Heart Institute, and co-founder of Capricor.

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For both the years ended December 31, 2019 and 2018, Capricor recognized $30,000 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

8.       RELATED PARTY TRANSACTIONS (Continued)

Payables to Related Party

At December 31, 2019 and 2018, the Company had accounts payable and accrued expenses to related parties totaling $22,315 and $106,366, respectively. CSMC accounts for $12,315 and $100,191 of the total accounts payable and accrued expenses to related parties as of December 31, 2019 and 2018, respectively. CSMC expenses relate to research and development costs. During the years ended December 31, 2019 and 2018, the Company paid CSMC approximately $140,000 and $400,000, respectively, for such costs.

Related Party Clinical Trials

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. We were recently informed that the REGRESS study was put on clinical hold by the FDA. The preliminary information we have received suggests that the issue may be related to inadequate patient monitoring at the study site to assess safety for certain patients who were experiencing adverse events after receiving an intracoronary infusion of CAP-1002. It is currently not known whether the clinical hold is related to the investigational product or the procedure. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. While the Company expects to continue to receive payment for the product that it supplies for the REGRESS and ALPHA trials, we cannot predict the rate at which such payments will be made, if at all, due to delays in enrollment or other problems that may arise at the trial sites. For the years ended December 31, 2019 and 2018, the Company recognized approximately $460,000 and $700,000, respectively, as revenue. As of December 31, 2019, and 2018, approximately $58,000 and $269,000, respectively, is outstanding and recorded in prepaid expenses and other current assets. As of December 31, 2019, the Company has approximately $0.7 million to be received, subject to enrollment and certain conditions under the agreements.

Related Party Agreement

On May 10, 2018, Capricor and TrialTech Medical, Inc., a corporation in which Dr. Frank Litvack, our Executive Chairman and a director, is a co-founder, stockholder and chairman, entered into an agreement whereby TrialTech Medical, Inc. would provide clinical trial services to Capricor for its HOPE-2 clinical trial. In December 2018, Capricor ceased the use of these services and subsequently terminated the contract. Total costs incurred under the agreement were approximately $42,600.

9.       SUBSEQUENT EVENTS

Corporate Offices Lease Amendment

Effective January 1, 2020, the Company entered into a Fifth Amendment with the Bubble Real Estate Company, LLC pursuant to which we extended our lease for an additional year ending December 31, 2020 and reduced the square footage. The monthly rental payment is $16,229 for this annual period.

Repricing of Stock Option Grants

On February 12, 2020, pursuant to the authority granted to it under the 2012 Restated Equity Incentive Plan and the 2012 Non-Employee Director Stock Option Plan, the board of directors of the Company approved a program under which outstanding options and other awards granted under the 2012 Plan and the 2012 Director Plan to employees, officers and directors of the Company, and designated service providers shall be repriced to their then current fair market value. There were 662,968 outstanding options which were repriced to $1.39 per share, which was the market price of our common stock on the date of the approval of the repricing. The effect of the modification generated a total incremental cost of approximately $178,000, of which $171,000 will be recognized in the first quarter of 2020 with the remainder to be expensed over the remaining unvested period terms.

Economic Uncertainty Related to the Coronavirus

As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen that could potentially impact enrollment of clinical trials, deliverables related to contract performance, payments from vendors, supply chain disruptions or delays, timing of grant disbursements as well as other potential business operations. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Other financial impact could occur though such potential impact is unknown at this time.

Warrant Inducement

On March 25, 2020, the Company entered into a letter agreement (the “Exercise Agreement”) with a holder of the Existing Warrants (the “Exercising Holder”). Pursuant to the Exercise Agreement, in connection with exercise by the Exercising Holder of the remaining 4,000,000 Existing Warrants held by the Exercising Holder which had not been previously exercised, the Company agreed to issue 4,000,000 additional warrants (the “New Warrants”) to purchase Common Stock. The Existing Warrants had a per share exercise price of $1.10, and pursuant to the Exercise Agreement, the Exercising Holder agreed to pay $1.225 per share to cover both the exercise price of the Existing Warrants and a $0.125 per share purchase price for the New Warrants. The New Warrants have an exercise price of $1.27 per share.

The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act or Rule 506(b) promulgated thereunder. Pursuant to the Exercise Agreements, the New Warrants shall be substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the Common Stock underlying the New Warrants is effective after six months), will be exercisable immediately, and will have a term of exercise of 5 1/2 years), and the Company will be required to register for resale the shares of Common Stock underlying the New Warrants.

The Company expects to receive aggregate gross proceeds of approximately $4.9 million from the exercise of the Existing Warrants by the Exercising Holder. These gross proceeds will be reduced by fees due and payable to the placement agent for the transactions pursuant to the Exercise Agreement and New Warrants in the amount of $343,000, and further reduced by reimbursements to the placement agent for legal fees and other expenses. In addition, the placement agent will receive a new warrant for shares of Common Stock equal to 5.0% of the New Warrants issued, or 200,000 shares.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in Internal Control-Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, or our 2020 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the section entitled “2019 Executive Compensation” and “Compensation of Directors” in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the sections entitled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be set forth in the section entitled “Principal Accountant Fees and Services” in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements required by this item are included in a separate section of this Annual Report on Form 10-K beginning on page 76.

(a)(2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto listed in (a)(1) above.

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

4.1	Description of the Company’s Common Stock, par value $0.001 per share.*

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed with the Commission on December 13, 2019).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed with the Commission on December 13, 2019).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed with the Commission on December 13, 2019).

10.1	Consulting Agreement between Capricor, Inc. and Frank Litvack, dated March 24, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). †

10.3	Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.4	Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.5	Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.6	First Amendment to Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.7	First Amendment to Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.8	First Amendment to Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.9	Form of Incentive Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.10	Form of Non-Qualified Stock Option Agreement for the Capricor, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.11	Form of Stock Option Agreement for the Capricor, Inc. 2012 Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.12	Form of Stock Option Agreement for the Capricor, Inc. 2012 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 4, 2014). †

10.13	Exclusive License Agreement, dated June 21, 2006, between Capricor, Inc. and the Universita Degli Studi Di Roma “La Sapienza” (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.14	Exclusive License Agreement, dated June 22, 2006, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.15	First Amendment to the Exclusive License Agreement, dated May 13, 2009, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.16	Second Amendment to the Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.17	Amended and Restated Exclusive License Agreement, dated December 30, 2013, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.18	Loan Agreement, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.19	Notice of Loan Award, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.20	Lease Agreement, dated March 29, 2012, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015).

10.21	First Amendment to the Lease Agreement, dated June 13, 2013, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.22	Sublease Agreement, dated May 1, 2012, between Capricor, Inc. and Frank Litvack (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.23	Sublease Agreement, dated April 1, 2013, between Capricor, Inc. and Reprise Technologies, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014).

10.24	Exclusive License Agreement, dated May 5, 2014 between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on May 23, 2014). +

10.25	Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2014).

10.26	First Amendment to Exclusive License Agreement, dated as of February 27, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). +

10.27	Second Amendment to Lease Agreement, dated March 3, 2015, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).

10.28	Second Amendment to Exclusive License Agreement, dated as of June 10, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.29	Joinder Agreement, dated as of September 30, 2015, by and among the Company, Capricor, Inc. and the California Institute For Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015).

10.30	Amendment to Notice of Loan Award, dated as of May 12, 2016 by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016). +

10.31	Third Amendment to Lease, dated as of May 25, 2016, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016).

10.32	Notice of Award, dated as of June 16, 2016, by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016). +

10.33	Loan Election Agreement, dated as of June 16, 2016, by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016).

10.34	Second Amendment to Amended and Restated Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2016). +

10.35	Third Amendment to Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2016). +

10.36	Second Amendment to Capricor Therapeutics, Inc. 2012 Restated Equity Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8, filed with the Commission on January 11, 2017). †

10.37	Third Amendment to Capricor Therapeutics, Inc. 2012 Restated Equity Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8, filed with the Commission on January 11, 2017). †

10.38	Amendment No. 2 to Notice of Loan Award, dated as of June 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 13, 2017).

10.39	Amendment No. 1 to Notice of Award, dated as of August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2017).

10.40	First Amendment to Facilities Lease, dated as of August 1, 2017, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2017).

10.41	Fourth Amendment to Exclusive License Agreement, dated as of December 26, 2017, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 22, 2018). +

10.42	Third Amendment to Exclusive License Agreement, dated as of December 26, 2017, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 22, 2018). +

10.43	Fourth Amendment to Amended and Restated Exclusive License Agreement, dated as of June 20, 2018, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2018). +

10.44	Fifth Amendment to Exclusive License Agreement, dated as of June 20, 2018, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2018). +

10.45	Restated and Amended Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Linda Marbán, dated June 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.46	Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Anthony J. Bergmann, dated May 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.47	Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Karen G. Krasney, dated May 14, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.48	Common Stock Sales Agreement, dated July 22, 2019, between Capricor Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 22, 2019).

10.49	Form of Placement Agency Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed with the Commission on December 13, 2019).

10.50	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2019).

21.1	List of Subsidiaries. *

23.1	Consent of Rose Snyder & Jacobs, LLP. *

24.1	Power of Attorney (included on signature page hereof). *

31.1	Certification of Principal Executive Officer. *

31.2	Certification of Principal Financial Officer. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial information formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018, (iii) Consolidated Statement of Stockholders’ Equity for the period from December 31, 2017 through December 31, 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.*

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

+ The Company has requested and/or received confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2020.

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

Signature	Title	Date

/s/ Linda Marbán, Ph.D.	Chief Executive Officer and Director	March 26, 2020
Linda Marbán, Ph.D.	(Principal Executive Officer)

/s/ Anthony J. Bergmann	Chief Financial Officer	March 26, 2020
Anthony J. Bergmann	(Principal Financial and Accounting Officer)

/s/ Frank Litvack, M.D.	Executive Chairman and Director	March 26, 2020
Frank Litvack, M.D.

/s/ Earl M. Collier	Director	March 26, 2020
Earl M. Collier

/s/ Louis V. Manzo	Director	March 26, 2020
Louis V. Manzo

/s/ George W. Dunbar	Director	March 26, 2020
George W. Dunbar

/s/ David B. Musket	Director	March 26, 2020
David B. Musket

