Form 10-Q
period 2020-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2020-05-15
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2020

or

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

As of May 13, 2020, there were 14,264,006 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug (“IND”) filings, Clinical Trial Application (“CTA”) filings, New Drug Application (“NDA”) filings, and other regulatory submissions;

•	regulatory developments involving products, including the ability to obtain regulatory approvals or otherwise bring products to market;

•	the regulatory approval of our drug candidates, including our ability to obtain and maintain orphan drug, rare pediatric and RMAT designations for our lead product candidate CAP-1002;

•	our use of clinical research centers, third party manufacturers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;

•	our ability to manufacture products for clinical and commercial use;

•	our ability to protect our patents and other intellectual property;

•	our ability to market any of our products;

•	the implementation of our business model and strategic plans for our business, technologies and product candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;

•	the impact of taxes on our business;

•	our ability to compete against other companies and research institutions;

•	our ability to expand our operations internationally;

•	the effect of potential strategic transactions on our business;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to raise additional financing;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2020 (unaudited)	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$13,217,481	$3,899,328
Marketable securities	-	5,986,050
Grant receivable	118,627	87,968
Prepaid expenses and other current assets	433,975	571,382

TOTAL CURRENT ASSETS	13,770,083	10,544,728

PROPERTY AND EQUIPMENT, net	410,913	442,806

OTHER ASSETS
Intangible assets, net of accumulated amortization of $254,269 and $253,187, respectively	5,413	6,495
Other assets	107,380	119,608

TOTAL ASSETS	$14,293,789	$11,113,637

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,296,267	$875,677
Accounts payable and accrued expenses, related party	28,629	22,315

TOTAL CURRENT LIABILITIES	1,324,896	897,992

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,376,259	3,376,259

TOTAL LIABILITIES	4,701,155	4,274,251

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,188,506
and 5,227,398 shares issued and outstanding, respectively	9,189	5,227
Additional paid-in capital	86,048,994	81,215,647
Accumulated other comprehensive income (loss)	-	(757)
Accumulated deficit	(76,465,549)	(74,380,731)

TOTAL STOCKHOLDERS' EQUITY	9,592,634	6,839,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,293,789	$11,113,637

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2020	2019

REVENUE
Revenue	$185,693	$230,504

TOTAL REVENUE	185,693	230,504

OPERATING EXPENSES
Research and development	1,155,156	1,811,182
General and administrative	1,138,045	976,490

TOTAL OPERATING EXPENSES	2,293,201	2,787,672

LOSS FROM OPERATIONS	(2,107,508)	(2,557,168)

OTHER INCOME (EXPENSE)
Investment income	22,690	37,823

TOTAL OTHER INCOME (EXPENSE)	22,690	37,823

NET LOSS	(2,084,818)	(2,519,345)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	757	(12,393)

COMPREHENSIVE LOSS	$(2,084,061)	$(2,531,738)

Net loss per share, basic and diluted	$(0.30)	$(0.75)
Weighted average number of shares, basic and diluted	6,878,782	3,347,427

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Three Months Ended March 31, 2020
	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY

Balance at December 31, 2019	5,227,398	$5,227	$81,215,647	$(757)	$(74,380,731)	$6,839,386

Issuance of common stock, net of fees	444,500	446	4,459,764	-	-	4,460,210

Exercise of pre-funded common stock warrants	3,158,304	3,158	-	-	-	3,158

Exercise of common warrants	78,304	78	86,056	-	-	86,134

Issuance of shares in abeyance	280,000	280	(280)	-	-	-

Stock-based compensation	-	-	287,807	-	-	287,807

Unrealized gain on marketable securities	-	-	-	757	-	757

Net loss	-	-	-	-	(2,084,818)	$(2,084,818)

Balance at March 31, 2020	9,188,506	$9,189	$86,048,994	$-	$(76,465,549)	$9,592,634

	For the Three Months Ended March 31, 2019
	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY

Balance at December 31, 2018	3,138,748	$3,138	$71,338,970	$12,393	$(66,738,914)	$4,615,587

Issuance of common stock, net of fees	227,357	228	1,433,059	-	-	1,433,287

Stock-based compensation	-	-	223,166	-	-	223,166

Unrealized loss on marketable securities	-	-	-	(12,393)	-	(12,393)

Net loss	-	-	-	-	(2,519,345)	(2,519,345)

Balance at March 31, 2019	3,366,105	$3,366	$72,995,195	$-	$(69,258,259)	$3,740,302

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,084,818)	$(2,519,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,975	43,295
Stock-based compensation	287,807	223,166
Change in assets - (increase) decrease:
Receivables	(30,659)	82,247
Prepaid expenses and other current assets	137,407	298,241
Other assets	12,228	18,972
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	420,590	314,026
Accounts payable and accrued expenses, related party	6,314	(68,300)

NET CASH USED IN OPERATING ACTIVITIES	(1,218,156)	(1,607,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(6,130,193)	(15,243)
Proceeds from sales and maturities of marketable securities	12,117,000	3,000,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,986,807	2,984,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	4,460,210	1,433,287
Proceeds from exercise of pre-funded common stock warrants and warrants	89,292	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,549,502	1,433,287

NET DECREASE IN CASH, CASH EQUIVALENTS,
AND RESTRICTED CASH	9,318,153	2,810,346

Cash, cash equivalents, and restricted cash balance at beginning of period	3,899,328	4,545,097

Cash, cash equivalents, and restricted cash balance at end of period	$13,217,481	$7,355,443

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company”), is a clinical-stage biotechnology company focused on the discovery, development and commercialization of innovative cell and exosome-based therapies for the treatment and prevention of diseases. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, has two active drug candidates in various stages of development.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2020 from which the December 31, 2019 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Cash, cash equivalents and marketable securities as of March 31, 2020 were approximately $13.2 million, compared to approximately $9.9 million as of December 31, 2019. In March 2020, the Company entered into a warrant inducement transaction whereby an existing warrant holder exercised all existing warrants for gross proceeds of approximately $4.9 million (see Note 2 – “Stockholder’s Equity”). In December 2019, the Company closed an offering for gross proceeds of approximately $5.1 million comprised of common stock and warrants (see Note 2 – “Stockholder’s Equity). The Company has entered into various Common Stock Sales Agreements with H.C. Wainwright & Co. LLC (“Wainwright”) to create at-the-market equity programs under which the Company from time to time offered and sold shares of its common stock, par value $0.001 per share (see Note 2 – “Stockholders’ Equity”).

Additionally, the Company has been awarded various grant and loan awards, which fund, in part, various pre-clinical and clinical activities (see Note 5 – “Government Grant Awards”). As of March 31, 2020, the Company has approximately $0.1 million remaining available under its grants and awards for disbursement, pursuant to the terms of the awards.

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

The Company’s options for raising additional capital include potentially seeking additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and other assets, and from government grants.

The Company will require substantial additional capital to fund its operations, in particular if it elects to expand its clinical programs as contemplated by its current business plan. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. The Company would likely need to delay, curtail or terminate all or portions of its clinical trial programs. To the extent the Company issues additional equity securities, its existing stockholders would experience substantial dilution.

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

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$13,217,481	$7,170,220
Restricted cash	-	185,223
Total cash, cash equivalents, and restricted
cash shown in the statements of cash flows	$13,217,481	$7,355,443

For the three months ended March 31, 2019, restricted cash represents funds received under a CIRM award (the “CIRM Award”) (see Note 5 – “Government Grant Awards”). Restricted cash funds are to be allocated to the research costs as incurred. Generally, a reduction of restricted cash occurs when the Company deems certain costs are attributable to the respective award. The Company had no restricted funds as of March 31, 2020.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $31,893 and $32,476 for the three months ended March 31, 2020 and 2019, respectively.

Property and equipment, net consisted of the following:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$43,617	$43,617
Laboratory equipment	931,166	931,166
Leasehold improvements	47,043	47,043
	1,021,826	1,021,826
Less accumulated depreciation	(610,913)	(579,020)
Property and equipment, net	$410,913	$442,806

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was $1,083 and $10,819 for the three months ended March 31, 2020 and 2019, respectively. A summary of future amortization expense as of March 31, 2020 is as follows:

Years ended	Amortization Expense
2020 (9 months)	3,248
2021	2,165

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the three months ended March 31, 2020 and 2019.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, “Leases” (“ASC 842”), using the optional transition method utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC Topic 840, “Leases” (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than 12 months are recognized on the balance sheet as right of use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its leases no less than on a quarterly basis. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating lease liabilities and their corresponding right of use assets are recorded based on the present value of future lease payments over the expected remaining lease term at lease commencement. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. Certain adjustments to the right of use asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rate.

In accordance with ASC 842, components of a lease should be bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified must then be allocated based on the respective relative fair values to the lease components and non-lease components. However, ASC 842 provides a practical expedient that allows an accounting policy election to not separate lease and non-lease components by class of underlying asset. In using this expedient, the lease component and non-lease components are accounted for together as a single component. For real estate leases, the Company has elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. This practical expedient is not elected for manufacturing facilities and equipment embedded in product supply arrangements.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $1.2 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $2.1 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2020 and 2019, the Company’s other comprehensive gain (loss) was zero and $(12,393), respectively.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Clinical Trial Expense

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process is designed to account for expenses resulting from our obligations under contracts with vendors, consultants, and contract research organizations (“CROs”), and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by matching the appropriate expenses with the period in which services are provided and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussion with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

Business Uncertainty Related to the Coronavirus

As a result of the spread of the COVID-19 coronavirus, uncertainties have arisen that could potentially impact enrollment of clinical trials, deliverables related to contract performance, payments from trial sponsors, workforce stability, supply chain disruptions or delays, timing of grant disbursements as well as other potential business operations. While the disruption is currently expected to be temporary, there is considerable uncertainty around its expected duration. In addition to potential impact on grant disbursements, there may be risks to the Company’s ability to obtain financing from other sources, due to the impact of the coronavirus. There could be other financial impacts on our business due to the coronavirus, the specifics of which are unknown at this time.

In light of the increased uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the delay and/or suspension of the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company applied to City National Bank (“CNB”) under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) for a loan of $318,160 (the “Loan”). On April 29, 2020, the Loan was approved and the Company received the Loan proceeds, which the Company plans to use for covered payroll costs, rent and utilities, all in accordance with the relevant terms and conditions of the CARES Act (see Note 9 – “Subsequent Events”).

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

For the three months ended March 31, 2020 and 2019, warrants and options to purchase 5,307,944 and 647,584 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three months ended March 31, 2020 and 2019.

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): clarifying the interaction between Topic 808 and Topic 606. The amendments in the update clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account; adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 when an entity is assessing whether the collaborative arrangement or a party to the arrangement is within the scope of Topic 606; requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The amendments for this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-18 and all subsequent updates related to this topic in the first quarter of 2020. The adoption of this update did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

2.       STOCKHOLDER’S EQUITY

Common Stock Sales Agreements

Since October 2017, the Company has entered into multiple Common Stock Sales Agreements with Wainwright establishing ATM programs by which Wainwright sold and may continue to sell common stock at the market prices prevailing at the time of sale. Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. These programs are referred to below as the “October 2017 ATM Program,” the “July 2019 ATM Program,” the “August 2019 ATM Program,” and the “May 2020 ATM Program” based on when each program was initiated. In addition, the Company completed a public offering of its common stock in December 2019 and a warrant inducement offer in March 2020.

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

August 2019 ATM Program

On August 29, 2019, the Company initiated the August 2019 ATM Program. Since August 29, 2019 and through the date of this filing, the Company has sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.1 million. As of May 4, 2020, the August 2019 ATM Program has expired and been replaced with the May 2020 ATM Program described below.

May 2020 ATM Program

On May 4, 2020, the Company initiated the May 2020 ATM Program (see Note 9 – “Subsequent Events”).

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

2.       STOCKHOLDER’S EQUITY (Continued)

December 2019 Financing

In December 2019, the Company completed a public offering pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants (the “December 2019 Common Warrants”) to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated common warrant and $1.225 per pre-funded warrant and associated common warrant, for an aggregate purchase price of approximately $5.1 million. The Company issued (a) to each purchaser of shares in the offering a common warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the offering, and (b) to each purchaser of pre-funded warrants in the offering a common warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the offering. In connection with the offering, the Company issued to designees of Wainwright, the placement agent for the offering, warrants (the “December 2019 Placement Agent Warrants”) to purchase an aggregate of 203,915 shares of common stock. The December 2019 Placement Agent Warrants have an exercise price of $1.5325 per share, are immediately exercisable and expire in December 2024. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amount to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. As of March 25, 2020, prior to the March 2020 warrant inducement described below, 78,304 common warrants and all 3,608,304 pre-funded warrants had been exercised.

March 2020 Warrant Inducement

On March 25, 2020, the Company entered into a letter agreement (the “Exercise Agreement”) with a holder of December 2019 Common Warrants (the “Exercising Holder”). Pursuant to the Exercise Agreement, in connection with exercise by the Exercising Holder of the remaining 4,000,000 December 2019 Common Warrants held by the Exercising Holder which had not been previously exercised, the Company agreed to issue 4,000,000 additional warrants (the “New Warrants”) to purchase Common Stock. The December 2019 Common Warrants had a per share exercise price of $1.10, and pursuant to the Exercise Agreement, the Exercising Holder agreed to pay $1.225 per share to cover both the exercise price of the December 2019 Common Warrants and a $0.125 per share purchase price for the New Warrants. The New Warrants have an exercise price of $1.27 per share. A total of 724,500 shares were issued to the Exercising Holder, with the remaining 3,275,500 shares being held in abeyance until such time as it would not result in the Exercising Holder exceeding its beneficial ownership limitation of 4.99% of the Company’s outstanding common stock. Subsequent to March 31, 2020, the Company issued all shares that were being held in abeyance.

The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act or Rule 506(b) promulgated thereunder. The New Warrants are exercisable immediately upon issuance, and have a term of exercise of 5 1/2 years.

The exercise of December 2019 Common Warrants by the Exercising Holder generated gross proceeds of approximately $4.9 million. Fees paid in conjunction with the Exercise Agreement, which included placement agent commissions, legal costs, and other offering expenses, amount to approximately $0.4 million. In connection with the Exercise Agreement, certain employees of the placement agent were issued new warrants (the “March 2020 Placement Agent Warrants”) to purchase an aggregate of 200,000 shares of common stock. The March 2020 Placement Agent Warrants have an exercise price of $1.5313 per share and expire in March 2025. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company’s Common Stock underlying such warrant is effective after six months.

Outstanding Shares

At March 31, 2020, the Company had 9,188,506 shares of common stock issued and outstanding.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

3.       STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the three months ended March 31, 2020:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019	7,501,696	$0.65
Granted	4,200,000	1.28
Exercised	(7,236,608)	0.62
Outstanding at March 31, 2020	4,465,088	$1.29

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

Type	Grant Date	March 31, 2020	December 31, 2019	Exercise Price per Share	Expiration Date
Common Warrants	12/19/2019	61,173	4,139,477	$1.10	12/19/2024
Common Warrants	12/19/2019	203,915	203,915	$1.5325	12/17/2024
Pre-Funded Warrants	12/19/2019	-	3,158,304	$0.001	N/A
Common Warrants	3/25/2020	4,000,000	-	$1.27	9/25/2025
Common Warrants	3/27/2020	200,000	-	$1.5313	3/27/2025
		4,465,088	7,501,696

Stock Options

The Company’s Board of Directors (the “Board”) has approved three stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), and (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”). In February 2020, the Board also approved the 2020 Equity Incentive Plan (the “2020 Plan”), however the 2020 Plan will not become effective unless and until it is approved by the stockholders of the Company. The Company is seeking stockholder approval for the 2020 Plan at its 2020 annual stockholders’ meeting.

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

On June 2, 2016, at the Company’s annual stockholder meeting, the stockholders approved a proposal to amend the 2012 Plan, to, among other things, increase the number of shares of common stock of the Company that may be issued under the 2012 Plan to equal the sum of 414,971 plus 2% of the outstanding shares of common stock as of December 31, 2015, with the number of shares that may be issued under the 2012 Plan automatically increasing thereafter on January 1 of each year, commencing with January 1, 2017, by 2% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year (rounded down to the nearest whole share). For the fiscal years beginning on January 1, 2020 and 2019, the number of shares added was equal to 104,547 and 62,775 shares, respectively.

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

3.       STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

Each of the Company’s stock option plans are administered by the Board, or the compensation committee of the Board, which determines the recipients and types of awards to be granted, as well as the number of shares subject to the awards, the exercise price and the vesting schedule. Currently, stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, and generally vest over a period of one to four years. The term of stock options granted under each of the plans cannot exceed ten years.

The estimated weighted average fair value of the options granted during the three months ended March 31, 2020 were approximately $1.03 per share. No options were granted during the three months ended March 31, 2019.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the three months ended March 31, 2020 as no options were issued during the three months ended March 31, 2019:

March 31, 2020
Expected volatility	104% - 107%
Expected term	5 - 6 years
Dividend yield	0%
Risk-free interest rates	0.9 – 1.5%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended March 31,
	2020	2019

General and administrative	$247,497	$177,511
Research and development	40,310	45,655
Total	$287,807	$223,166

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

On February 12, 2020, pursuant to the authority granted to it under the 2012 Restated Equity Incentive Plan and the 2012 Non-Employee Director Stock Option Plan, the board of directors of the Company approved a program under which outstanding options and other awards granted under the 2012 Plan and the 2012 Director Plan to employees, officers and directors and designated service providers of the Company were repriced to their then current fair market value. There were 662,968 outstanding options which were repriced to $1.39 per share, which was the market price of our common stock on the date of the approval of the repricing. The effect of the modification generated a total incremental cost of approximately $178,000, of which approximately $171,000 was recognized in the first quarter of 2020 stock-based compensation expense with the remainder to be expensed over the remaining unvested period terms.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

3.       STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2020	754,913	$12.63	$-
Granted	94,958	1.28
Expired/Cancelled	(7,015)	9.88
Outstanding at March 31, 2020	842,856	$2.24	$960
Exercisable at March 31, 2020	640,026	$2.49	$-

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

4.       CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of March 31, 2020, the Company maintained approximately $12.7 million of uninsured deposits.

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

As of March 31, 2020, Capricor’s liability balance for the CIRM Award was approximately $3.4 million. In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award.

NIH Grant Award (HLHS)

In September 2016, Capricor was approved for a grant from the National Institutes of Health (“NIH”) to study CAP-2003 (cardiosphere-derived cell exosomes) for hypoplastic left heart syndrome (“HLHS”). Under the terms of the NIH grant, Capricor is eligible to receive disbursements in an amount up to approximately $4.2 million, subject to annual and quarterly reporting requirements as well as completion of the study objectives. As of June 30, 2019, approximately $0.7 million had been incurred under the terms of the NIH grant award. In the second quarter of 2019, the award was closed, and all filings were completed with no additional expenses expected to be incurred.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to utilize these funds. As of March 31, 2020, approximately $2.3 million has been incurred under the terms of the award.

6.       COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. Capricor subsequently entered into several amendments extending the term of the lease and modifying its terms. On January 11, 2019, Capricor entered into a Fourth Amendment to Lease (the “Fourth Lease Amendment”) with The Bubble Real Estate Company, LLC. Under the terms of the Fourth Lease Amendment, the lease term extension commenced on January 1, 2019 and ended on December 31, 2019 with a base rent of $25,867 per month. The Company delivered to the landlord a letter of credit in the amount of $232,803 to cover payments of rent for the remainder of the 2019 lease term, which was subsequently cancelled, with the funds being returned to Capricor. Effective January 1, 2020, the Company entered into a Fifth Amendment to Lease with the Bubble Real Estate Company, LLC pursuant to which we extended our lease for an additional year ending December 31, 2020 and reduced the square footage of the leased premises. The monthly rental payment is $16,229 for this annual period.

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

Included within the table below, future minimum rental payments to related parties totaled $63,220. A summary of future minimum rental payments required under operating leases as of March 31, 2020 is as follows:

Years ended	Operating Leases
2020 (9 months)	$209,281

Expenses incurred under operating leases to unrelated parties for the three months ended March 31, 2020 and 2019 were $48,687 and $84,601, respectively. Expenses incurred under operating leases to related parties for each of the three months ended March 31, 2020 and 2019 were $47,415 and $55,317, respectively.

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

Employee Severances

In the event of a termination, subject to certain conditions, the Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries. No liability has been recorded as of March 31, 2020.

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

On September 25, 2018, Capricor and CSMC entered into a Sixth Amendment to the Exosomes License Agreement (the “Sixth License Amendment”). Under the Sixth License Amendment, the milestone deadline for filing an IND for at least one product was extended to December 31, 2019. If the Company did not file an IND by December 31, 2019, or negotiate an additional extension of the milestone deadline, CSMC had the option to convert the exclusive license to a non-exclusive license or to a co-exclusive license or terminate the license under Title 35, Section 203 of the United States Code. Prior to exercising such option, Capricor had the opportunity to cure the failure to file an IND for a period of 90 days after its receipt of written notice from CSMC of its intent to exercise its option. In the first quarter of 2020, Capricor received a notice from CSMC indicating that Capricor was in default of this milestone and further, that unless such default was cured by April 19, 2020, the Exosomes License Agreement would automatically terminate. On April 15, 2020, Capricor filed an IND with the FDA, satisfying its milestone requirement under the Exosomes License Agreement and has therefore cured such default.

8.       RELATED PARTY TRANSACTIONS

Lease and Sub-Lease Agreement

As noted above, Capricor is a party to lease agreements with CSMC, which holds shares of capital stock of Capricor Therapeutics (see Note 6 – “Commitments and Contingencies”), and CSMC has served as an investigative site in Capricor’s clinical trials. Additionally, Dr. Eduardo Marbán, who is a stockholder of Capricor Therapeutics and has participated from time to time as an observer at the Company’s meetings of the Board of Directors, is the Director of the Cedars-Sinai Smidt Heart Institute, and co-founder of Capricor.

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the three months periods ended March 31, 2020 and 2019, Capricor recognized $7,500 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

8.       RELATED PARTY TRANSACTIONS (Continued)

Payables to Related Party

At March 31, 2020 and December 31, 2019, the Company had accounts payable and accrued expenses to related parties totaling $28,629 and $22,315, respectively. CSMC accounts for $18,481 and $12,315 of the total accounts payable and accrued expenses to related parties as of March 31, 2020 and December 31, 2019, respectively. CSMC expenses relate to research and development costs. During the three months ended March 31, 2020 and 2019, the Company paid CSMC approximately $21,000 and $94,000, respectively, for such costs.

Related Party Clinical Trials

Capricor has agreed to provide CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. This product was developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs” or REGRESS. Dr. Eduardo Marbán is the named principal investigator under the study. In March 2020, we were informed that the REGRESS study was put on clinical hold by the FDA. The information we received suggested that the issue was related to inadequate patient monitoring at the study site to assess safety for certain patients who were experiencing adverse events after receiving an intracoronary infusion of CAP-1002. Inadequate patient monitoring and reporting was further discussed in additional correspondence from the FDA which we have subsequently received from the study sponsor. It remains uncertain as to when the FDA will release the clinical hold. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells” or ALPHA. In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the three months ended March 31, 2020 and 2019, the Company recognized approximately $67,000 and $108,000, respectively, as revenue. As of March 31, 2020, and December 31, 2019, approximately $36,000 and $58,000, respectively, is outstanding and recorded in prepaid expenses and other current assets. As of March 31, 2020, the Company has approximately $0.6 million to be received, subject to enrollment and certain conditions under the agreements. Due to the current COVID-19 pandemic, additional testing in the ALPHA has been delayed and as a result, purchases of additional doses of CAP-1002 have been delayed. Due to the clinical hold imposed on the REGRESS trial, purchases of additional doses of CAP-1002 have been suspended.

9.       SUBSEQUENT EVENTS

Paycheck Protection Program Loan

On April 7, 2020, Capricor, Inc. applied to City National Bank (“CNB”) under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) for a loan of $318,160 (the “Loan”). On April 29, 2020, the Loan was approved and Capricor received the Loan proceeds, which we plan to use for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The Loan, which took the form of a promissory note issued by Capricor (the “Promissory Note”), has a two-year term, matures on April 29, 2022, and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness, will commence on November 29, 2020. Capricor did not provide any collateral or guarantees for the Loan, nor did Capricor pay any facility charge to obtain the Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse events. Capricor may prepay the principal of the Loan at any time without incurring any prepayment charges.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 29, 2020 and at least 75% of any forgiven amount has been used for covered payroll costs. Any forgiveness of the Loan will be subject to approval by the SBA and CNB and will require Capricor to apply for such treatment in the future.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

9.       SUBSEQUENT EVENTS (Continued)

May 2020 ATM Program

On May 4, 2020, the Company initiated the May 2020 ATM Program. Any common stock sold in the May 2020 ATM Program will be distributed at the market prices prevailing at the time of sale. The Company filed the May 2020 ATM with an aggregate offering price of up to $40 million. Since May 4, 2020 and through the May 13, 2020, the Company has sold an aggregate of 1,800,000 shares of common stock under the May 2020 ATM Program at an average price of approximately $7.34 per share for gross proceeds of approximately $13.2 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.4 million.

Initiation of Sponsored Research Agreement

On April 1, 2020 we entered into a Sponsored Research Agreement (“SRA”), with Johns Hopkins University pursuant to which researchers in the lab of Dr. Stephen Gould will perform certain research activities in connection with our exosomes program. Pursuant to the SRA, we have agreed to fund the research activities and will have the right to negotiate for exclusive or non-exclusive rights to intellectual property that may result from such research activities.

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

Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the discovery, development and commercialization of innovative cell and exosome-based therapies for the treatment and prevention of diseases.

Duchenne Muscular Dystrophy Program

We recently completed HOPE-2, a Phase II clinical trial in the United States with our product candidate, CAP-1002, a cardiac cell derived therapy which is being used to treat patients with late-stage DMD. The 12-month final top-line data showed improvements in multiple measures of upper limb, cardiac and respiratory function. We have requested an End-of-Phase 2 meeting with FDA to discuss this data, next steps and a pathway to approval of a Biologics Application License, or BLA for CAP-1002 in DMD. On April 15, 2020, we filed an IND with the FDA to investigate the use of CDC-Exosomes in patients with DMD. We will determine the next steps for this program after receiving a response from the FDA.

COVID-19 Program

Additionally, in March and April 2020, under a compassionate use protocol, six patients with severe COVID-19 symptoms (five of six of whom were on ventilators) were infused with our product candidate, CAP-1002, all of whom have survived through May 13, 2020, with four of the six having been discharged. Two of the patients remain hospitalized but are reported to be in clinically stable condition as of May 13, 2020. There is no assurance that those patients will ultimately survive. The efficacy of CAP-1002 in treating COVID-19 was not necessarily demonstrated because the sample size was small, the six patients were contemporaneously on other experimental medications, and no control group was established. We have been approved by the FDA to treat up to an additional 20 patients under an IND expanded access protocol and have submitted a revised protocol to add an additional 20 patients as a placebo arm totaling 40 patients and move into a randomized, placebo-controlled trial to treat patients with severe disease, subject to approval by the FDA. We hope to fund at least part of this program with non-dilutive funding such as grants for which we are now applying. We have also begun work on developing our exosomes platform technology as a next-generation vaccine and therapeutic platform investigating a variety of disorders.

Our executive offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our Internet address is www.capricor.com.

Our Technologies

Cardiosphere-Derived Cells (CAP-1002)

Our core therapeutic technology is based on cardiosphere-derived cells, or CDCs, a cardiac-derived cell therapy that was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since the initial publication in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to over 150 human subjects across several clinical trials. CDCs have been shown to exert potent immunomodulatory activity and to alter the immune system’s activity to encourage cellular regeneration. We have been developing allogeneic CDCs (CAP-1002) as a product candidate for the treatment of Duchenne muscular dystrophy, or DMD, and investigating their effects on skeletal and cardiac function. Pre-clinical and clinical data support the therapeutic concept of administering CDCs as a means to address conditions in which the heart or skeletal muscle has been damaged.

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

We are currently developing CAP-1002 for the treatment of DMD. We completed the positive HOPE-Duchenne Phase I/II trial in 2017 and then subsequently began the HOPE-2 Phase II trial in 2018. We reported positive interim 6-month results from HOPE-2 in the third quarter of 2019 and we recently reported final top-line 12-month results. Our further plans with respect to the clinical development of CAP-1002 in DMD, including our decision to conduct a Phase III trial, will be based on the final guidance received from the FDA, our ability to secure funding necessary to conduct the trial should we decide to pursue that path and/or our ability to partner with another company to advance the development of CAP-1002 for DMD, as well as other factors, some of which are not known at this time. We have requested an End-of-Phase 2 meeting with FDA to discuss this data, next steps and a pathway to approval of a Biologics Application License, or BLA for CAP-1002 in DMD.

Phase II HOPE-2 Clinical Trial

HOPE-2 is a randomized, double-blind, placebo-controlled clinical trial which was conducted at multiple sites located in the United States. We randomized 20 patients in our HOPE-2 clinical trial. Approximately 80% of the patients were non-ambulant and all patients were on a stable regimen of steroids. Demographic and baseline characteristics were similar between the two treatment groups. The clinical trial was designed to evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and who are on a stable regimen of systemic glucocorticoids.

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

The primary efficacy endpoint of the HOPE-2 trial is the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities were measured through the Performance of the Upper Limb, or PUL, test. In the HOPE-2 study we have evaluated these through both the PUL 1.2 and 2.0 versions. Although the PUL 1.2 version for the mid-level was the primary endpoint established for the trial, we also conducted an analysis using the PUL 2.0 version as the FDA suggested the use of the updated PUL 2.0 version as the primary efficacy endpoint in support of a Biologics License Application, or BLA. HOPE-2 focused on the mid-level dimension of the PUL which assesses the ability to use muscles from the elbow to the hand, which are essential for operating wheelchairs and performing other daily functions. In HOPE-2, additional secondary and exploratory endpoints such as cardiac function, pulmonary function, quality of life and additional measures were included.

In July 2019, we reported interim top-line results from the HOPE-2 trial which showed that a pre-specified interim analysis performed on 6-month data showed meaningful results across several independent clinical measures.

In October 2019, we reported additional data from the interim analysis at the 24th Annual International Congress of the World Muscle Society. Data from a total of 20 patients was analyzed (12 placebo and 8 treated) at the 3- and 6-month time-point in the intent to treat (ITT) population. The late breaking podium presentation presented the top-line, 6-month results from the HOPE-2 clinical trial which showed meaningful results across several independent clinical measures.

In May 2020, we reported final top-line 12-month results. The data showed improvements in upper limb, cardiac and respiratory function with p-values of less than p=0.05 in multiple measures. The 12-month data showed statistically meaningful improvements in the PUL 2.0 in CAP-1002 treated patients (p=0.05) with a mean change of 2.4 points over placebo patients. We also came very close to significance with the PUL 1.2 mid-level with all the data (p=0.08) with a mean change of 2.8 points over placebo patients. With the exception of steroids, preservation of function in DMD is uncommon. The placebo patients declined consistent with natural history, but in the treated group, most patients were stable or improved throughout the one-year treatment period.

The data also showed global improvements in cardiac function as measured by ejection fraction (p=0.004) and indexed volumes (LVESV, p=0.01, LVEDV p=0.07). These are surrogate measures of cardiac function and are considered the “gold standard” in terms of relevance to long term outcomes. Additionally, there was also a reduction in the biomarker CK-MB, an enzyme that is only released when there is cardiac muscle cell damage. In normal human subjects, there is typically no CK-MB measurable in the blood. It is well accepted that continuous muscle cell damage in DMD leads to pathologically high enzyme levels associated with cardiac muscle cell loss. HOPE-2 demonstrated a reduction in CK-MB levels as compared to placebo (p=0.006). This is the first ever study in DMD that correlates cardiac functional stabilization with reduction of a biomarker of cell damage.

To assess pulmonary function, investigators measured several clinically relevant parameters. At 12 months, inspiratory flow reserve (absolute), a reflection of diaphragmatic strength, showed an improvement. Additionally, an improvement was observed at 12 months in peak expiratory flow (% predicted), another measure of diaphragmatic strength.

Study Results

12-month Top-Line Efficacy Data:

12-month Time-point
	CAP-1002 n=8	Placebo n=12	p-value
Upper Limb Function
Mid-level PUL (version 1.2)	-2.1 (3.63)	-4.9 (2.57)	p=0.08
Shoulder + Mid + Distal PUL (version 1.2)	-2.3 (3.86)	-6.4 (3.84)	p=0.03
Shoulder + Mid + Distal PUL (version 2.0)	-1.3 (2.14)	-3.7 (1.50)	p=0.05

Cardiac
LV Ejection Fraction %	-0.33 (2.01)	-1.89 (2.23)	p=0.004
LV End-Diastolic Volume, Indexed mL/m2	-7.35 (6.10)	0.00 (7.34)	p=0.07
LV End-Systolic Volume, Indexed mL/m2	-3.10 (1.68)	1.70 (5.02)	p=0.01
Creatine Kinase-MB (% of total CK)	-0.50 (0.55)	2.00 (1.00)	p=0.006

Mean Change from baseline to 12 months (standard deviation) shown.
ITT (intent to treat) population shown

P-values are nominal values unadjusted for multiple testing
Mixed model repeated measures analysis

Safety

CAP-1002 was generally safe and well tolerated throughout the study. With the exception of hypersensitivity reactions which were mitigated with a common pre-medication regimen, no safety signals were identified in the HOPE-2 trial.

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

We have requested an End-of-Phase 2 meeting with FDA to discuss our final 12-month data, next steps and a pathway to approval of a Biologics Application License, or BLA, for CAP-1002 in DMD. Additionally, we have initiated a technology transfer with a leading global CMO to prepare for commercial manufacturing of CAP-1002.

Additionally, we are in the planning stages of initiating an open-label extension of all patients who participated in the HOPE-2 study which includes those patients who received placebo.

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

CAP-1002 - Investigator Sponsored Clinical Trials:

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. In March 2020, we were informed that the REGRESS study was put on clinical hold by the FDA. The information we received suggested that the issue was related to inadequate patient monitoring at the study site to assess safety for certain patients who were experiencing adverse events after receiving an intracoronary infusion of CAP-1002. Inadequate patient monitoring and reporting was further discussed in additional correspondence from the FDA which we have subsequently received from the study sponsor. It remains uncertain as to when the FDA will release the clinical hold. It is worth noting that Capricor did not use intracoronary infusions in its HOPE-2 trial. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In this trial, the investigational product is infused into the venous system via catheter into the right atrium. This trial is currently ongoing. In both studies, Capricor is providing the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. Due to the current COVID-19 pandemic, additional testing in the ALPHA has been delayed and as a result, purchases of additional doses of CAP-1002 have been delayed. Due to the clinical hold imposed on the REGRESS trial, purchases of additional doses of CAP-1002 have been suspended.

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

Engineered Exosomes Vaccine Platform for COVID-19

To build upon the natural ability of exosomes for intercellular communication, we have initiated a program to engineer exosomes and load them with different macromolecules. Our preliminary results demonstrated that it is possible to load exosomes with specific miRNAs which pave the way to use our exosomes to potentially deliver miRNAs to specific target tissue. We are now working on developing exosome-based vaccines for COVID-19. While these efforts are still in their early-stages, our exosome-based vaccine platform technology will aim to combine the improved protection that comes from immunizing individuals with multiple antigens in a manner that mimics the advantages of conventional virus vaccines, with the superior safety profile of virus-free, vaccines. We are currently designing exosome-based vaccines to elicit strong humoral and cellular immune responses due to the simultaneous expression of antigens. We are developing two exosome vaccine candidates. The first vaccine candidate is a tripartite exosome/mRNA vaccine which is designed to elicit a protective, long-lasting immune response to SARS-CoV-2 by targeting all 4 structural proteins of the virus. The second candidate is an exosomal antigen vaccine which is a vesicle-based, nucleic acid-free formulation carrying all structural proteins of SARS-CoV-2. We anticipate beginning animal studies using our vaccine candidates in the second quarter 2020.

Additionally, we have entered into a Sponsored Research Agreement with Johns Hopkins University pursuant to which researchers in the lab of Dr. Stephen Gould will perform certain research activities in connection with our exosomes program.

Other Indications for our Exosomes Technologies

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

On April 15, 2020, we filed an IND with the FDA to investigate the use of CDC-Exosomes in patients with DMD. We will determine the next steps for this program after receiving a response from the FDA. Our plans with respect to commencing a trial, if approved, depend on various factors including the availability of necessary resources and/or a partner to fund the trial.

These programs represent our core technology and products.

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002, exosomes and our former product candidate, Cenderitide. As we proceed with the clinical development of CAP-1002, and as we further develop exosomes, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our major sources of working capital to date have been proceeds from private and public equity sales of securities, grants received from the NIH and the Department of Defense, or DoD, a payment from Janssen under our now terminated Collaboration Agreement, and a loan and grant award from CIRM. While we pursue our pre-clinical and clinical programs, we continue to explore financing and other strategic alternatives with respect to the Company as well as one or more of our product candidates.

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

Results of Operations

Revenue

Grant Income. Grant income for both of the three months ended March 31, 2020 and 2019 was approximately $0.1 million. Grant income for the first quarter of 2020 and 2019 related to the DoD Grant Award.

Miscellaneous Income. Miscellaneous income for both of the three months ended March 31, 2020 and 2019 was approximately $0.1 million. The miscellaneous income was related to providing cells for investigational purposes for clinical trials sponsored by CSMC.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2020 and 2019 were approximately $1.1 million and $1.0 million, respectively. The increase of approximately $0.1 million in G&A expenses in the first quarter of 2020 compared to the same period of 2019 is primarily attributable to an increase in investor relations expenses.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2020 and 2019 were approximately $1.2 million and $1.8 million, respectively. The decrease of approximately $0.6 million in R&D expenses in the first quarter of 2020 compared to the same period of 2019 is primarily due to the timing of clinical development activities of CAP-1002 (HOPE-Duchenne, HOPE-2 and HOPE-OLE clinical trials). These activities resulted in a decrease in expenses of approximately $0.7 million.

Products Under Active Development

CAP-1002 – CAP-1002 is in its developmental stages. We expect to spend approximately $4.0 million to $6.0 million during 2020 on the further development of CAP-1002 for DMD and COVID-19, which expenses are primarily related to additional clinical, regulatory and manufacturing-related expenses. These figures are largely dependent on the next steps in our DMD and COVID-19 program, our discussions with the FDA, our ability to secure additional funding and our ability to secure a partner for the potential future further clinical development of CAP-1002 for DMD, if necessary and various other factors.

Exosome Technologies – We expect to spend approximately $3.0 million to $6.0 million during 2020 on pre-clinical and other research expenses related to our exosomes program. Capricor is currently engaged in pre-clinical testing of exosomes as a potential vaccine for COVID-19. Additionally, we have entered into a Sponsored Research Agreement with Johns Hopkins University for further research related to our exosomes technologies. Further, on April 15, 2020 we filed an IND with the FDA to investigate CAP-2003 in patients with DMD.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2020 and December 31, 2019 and our net increase in cash, cash equivalents and restricted cash for the three months ended March 31, 2020 and 2019, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	March 31, 2020	December 31, 2019
Cash, cash equivalents and marketable securities	$13,217	$9,885
Working capital	$12,445	$9,647
Stockholders’ equity	$9,593	$6,839

	Three months ended March 31,
Cash flow data	2020	2019
Cash provided by (used in):
Operating activities	$(1,218)	$(1,608)
Investing activities	5,987	2,985
Financing activities	4,549	1,433
Net increase in cash, cash equivalents, and restricted cash	$9,318	$2,810

Our total cash, cash equivalents and marketable securities as of March 31, 2020 was approximately $13.2 million compared to approximately $9.9 million as of December 31, 2019. The increase in cash, cash equivalents and marketable securities from December 31, 2019 as compared to March 31, 2020 is due to net financing activities of approximately $4.5 million and a net loss of approximately $2.1 million for the three months ended March 31, 2020. As of March 31, 2020, we had approximately $4.7 million in total liabilities and approximately $12.4 million in net working capital.

Cash used in operating activities was approximately $1.2 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. The difference of approximately $0.4 million in cash used in operating activities is primarily due to a decrease of $0.4 million in net loss for the three months ended March 31, 2020 as compared to the same period in 2019. Furthermore, there was an increase of approximately $0.1 million in accounts payable and accrued liabilities and a decrease of approximately $0.1 million in prepaid expenses and other current assets for the three months ended March 31, 2020 as compared to the same period in 2019. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $6.0 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash provided by investing activities for the three months ended March 31, 2020 as compared to the same period of 2019 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $4.5 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2020 is primarily due to the approximate $4.5 million in net proceeds received from the warrant inducement offer in March 2020.

From inception through March 31, 2020, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our immediate general corporate activities and, thereafter, to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

As a result of the spread of the COVID-19 coronavirus, uncertainties have arisen that could potentially impact enrollment of clinical trials, deliverables related to contract performance, payments from trial sponsors, workforce stability, supply chain disruptions or delays, timing of grant disbursements as well as other potential business operations. While the disruption is currently expected to be temporary, there is considerable uncertainty around its expected duration. In addition to potential impact on grant disbursements, there may be risks to the Company’s ability to obtain financing from other sources, due to the impact of the coronavirus. There could be other financial impacts on our business of the coronavirus, the specifics of which are unknown at this time.

Financing Activities by the Company

May 2020 ATM Program. On May 4, 2020, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $40.0 million, or the May 2020 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The May 2020 ATM Program was established under the July 2019 Sales Agreement, which provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the July 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since May 4, 2020 and through the May 13, 2020, the Company has sold an aggregate of 1,800,000 shares of common stock under the May 2020 ATM Program at an average price of approximately $7.34 per share for gross proceeds of approximately $13.2 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.4 million.

March 2020 Warrant Inducement. On March 25, 2020, the Company entered into a letter agreement, or the Exercise Agreement, with a holder of December 2019 Common Warrants (as defined below), or the Exercising Holder. Pursuant to the Exercise Agreement, in connection with the exercise by the Exercising Holder of the remaining 4,000,000 December 2019 Common Warrants held by the Exercising Holder which had not been previously exercised, the Company agreed to issue 4,000,000 additional warrants, or the New Warrants, to purchase Common Stock. The December 2019 Common Warrants had a per share exercise price of $1.10, and pursuant to the Exercise Agreement, the Exercising Holder agreed to pay $1.225 per share to cover both the exercise price of the December 2019 Common Warrants and a $0.125 per share purchase price for the New Warrants. The New Warrants have an exercise price of $1.27 per share.

The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act or Rule 506(b) promulgated thereunder. The New Warrants are exercisable immediately upon issuance, and have a term of exercise of 5 1/2 years.

The Company received aggregate gross proceeds of approximately $4.9 million from the exercise of the December 2019 Common Warrants by the Exercising Holder. These gross proceeds were reduced by fees due and payable to the placement agent for the transactions pursuant to the Exercise Agreement and New Warrants in the amount of $343,000, and further reduced by reimbursements to the placement agent for legal fees and other expenses. In addition, certain employees of the placement agent received new warrant, or the March 2020 Placement Agent Warrants, for shares of Common Stock equal to 5.0% of the New Warrants issued, or 200,000 shares. These March 2020 Placement Agent Warrants are exercisable immediately and have a term of exercise of 5 years. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company’s Common Stock underlying such warrant is effective after six months.

December 2019 Public Offering. In December 2019, the Company completed a public offering (the December Offering), pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants, or the December 2019 Common Warrants, to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated common warrant and $1.225 per pre-funded warrant and associated common warrant for an aggregate purchase price of approximately $5.1 million. The Company issued (a) to each purchaser of shares in the December Offering a common warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the December Offering, and (b) to each purchaser of pre-funded warrants in the December Offering a common warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the December Offering. All shares and warrants issued pursuant to the December Offering, other than the Placement Agent Warrants, were issued pursuant to our registration statement on Form S-1 (File No. 333-235358), which was initially filed with the Securities and Exchange Commission, or the SEC, on December 5, 2019, amended on December 13, 2019 and declared effective by the SEC on December 17, 2019. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amount to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. Since December 19, 2019 and through the date of this filing, all 3,608,304 pre-funded warrants and 78,304 common warrants have been exercised.

August 2019 ATM Program. On August 29, 2019, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $1.95 million, or the August 2019 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The August 2019 ATM Program was established under a Common Stock Sales Agreement, or the July 2019 Sales Agreement, with Wainwright under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The July 2019 Sales Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the August 2019 ATM Program have been and will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC, on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since August 29, 2019 and through the date of filing, the Company has sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.1 million. As of May 4, 2020, the August 2019 ATM Program has expired and been replaced with the May 2020 ATM Program.

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

As of March 31, 2020, Capricor’s liability balance for the CIRM Award was approximately $3.4 million. In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award.

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

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to continue to utilize these funds. As of March 31, 2020, approximately $2.3 million has been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of March 31, 2020.

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

Leases

Effective January 1, 2019, the Company adopted ASC 842, using the optional transition method utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than 12 months are recognized on the balance sheet as right of use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its leases no less than on a quarterly basis. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating lease liabilities and their corresponding right of use assets are recorded based on the present value of future lease payments over the expected remaining lease term at lease commencement. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. Certain adjustments to the right of use asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rate.

In accordance with ASC 842, components of a lease should be bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified must then be allocated based on the respective relative fair values to the lease components and non-lease components. However, ASC 842 provides a practical expedient that allows an accounting policy election to not separate lease and non-lease components by class of underlying asset. In using this expedient, the lease component and non-lease components are accounted for together as a single component. For real estate leases, the Company has elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. This practical expedient is not elected for manufacturing facilities and equipment embedded in product supply arrangements.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our three stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), and (iii) the 2012 Non-Employee Director Stock Option Plan. In addition, the Board has approved the 2020 Equity Incentive Plan, or the 2020 Plan; however, the 2020 Plan will not become effective unless and until it is approved by the stockholders of the Company. We will submit the 2020 Plan for stockholder approval at the 2020 annual meeting.

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

In April 2019, the Company entered into a letter of credit as a security deposit for its lease agreement for corporate office space. The Company delivered to the landlord a letter of credit in the amount of $232,803 to cover payments of rent for the remainder of the 2019 lease term, which was subsequently cancelled and the funds were returned to Capricor. As such, no restricted cash is recorded as of March 31, 2020.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): clarifying the interaction between Topic 808 and Topic 606. The amendments in the update clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account; adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 when an entity is assessing whether the collaborative arrangement or a party of the arrangement is within the scope of Topic 606; requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The amendments for this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-18 and all subsequent updates related to this topic in the first quarter of 2020. The adoption of this update did not have a material impact on the Company’s financial statements.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2020, the fair value of our cash and cash equivalents was approximately $13.2 million. Additionally, as of March 31, 2020, Capricor’s portfolio was classified as cash and cash equivalents, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us.

Item 1A.	Risk Factors.

Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 27, 2020, describes important risk factors that could cause our business, financial condition, results of operations and prospects to differ significantly from those suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or otherwise presented by us from time to time. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 27, 2020.

Risks Related to Clinical and Commercialization Activities

The clinical data we intend to generate for the COVID-19 indication may not be sufficient for regulatory approval, which could adversely affect our stock price.

While our announcement on April 29, 2020 of our apparently successful treatment of patients with severe COVID-19 symptoms with CAP-1002 has caused significant investor attention resulting in a material increase in the market price of our Common Stock, we will need to successfully conduct at least one randomized, placebo-controlled clinical trial in order to further study and ultimately seek to commercialize CAP-1002 for this indication. We have been approved by the FDA to treat up to an additional 20 patients under an IND expanded access protocol and have submitted a revised protocol to add an additional 20 patients as a placebo arm totaling 40 patients and move into a randomized, placebo-controlled trial to treat patients with severe disease, subject to approval by the FDA.. Our stock price may suffer if this use for CAP-1002 is not successful in this or other future clinical trials.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

4.1	Form of Common Stock Purchase Warrant, issued by the Company to the Exercising Holder on March 25, 2020.*

4.2	Form of Common Stock Purchase Warrant, issued by the Company to certain employees of the placement agent on March 27, 2020.*

10.1	Letter Agreement dated March 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2020).

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: May 15, 2020	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

