Form 10-Q
period 2020-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2020-08-10
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-34058

CAPRICOR THERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	88-0363465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 7, 2020, there were 19,724,048 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug (“IND”) filings, Clinical Trial Application (“CTA”) filings, New Drug Application (“NDA”) filings, and other regulatory submissions;

•	regulatory developments involving products, including the ability to obtain regulatory approvals or otherwise bring products to market;

•	the regulatory status of our drug candidates, including our ability to obtain and maintain orphan drug, rare pediatric and RMAT designations for our lead product candidate CAP-1002;

•	our use of clinical research centers, third party manufacturers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;

•	our ability to manufacture products for clinical and commercial use;

•	our ability to protect our patents and other intellectual property;

•	our ability to market any of our products;

•	the implementation of our business model and strategic plans for our business, technologies and product candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;

•	the impact of taxes on our business;

•	our ability to compete against other companies and research institutions;

•	our ability to expand our operations internationally;

•	the effect of potential strategic transactions on our business;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	the potential impact of COVID-19 on our business, including our ability to conduct clinical trials and further product candidate development;

•	our ability to raise additional financing and the terms of any additional financing;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2020 (unaudited)	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$36,252,623	$3,899,328
Marketable securities	-	5,986,050
Grant receivable	49,864	87,968
Prepaid expenses and other current assets	249,876	571,382

TOTAL CURRENT ASSETS	36,552,363	10,544,728

PROPERTY AND EQUIPMENT, net	486,815	442,806

OTHER ASSETS
Intangible assets, net of accumulated amortization of $255,352 and $253,187, respectively	4,330	6,495
Other assets	82,446	119,608

TOTAL ASSETS	$37,125,954	$11,113,637

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,777,581	$897,992
Note payable, current	139,927	-

TOTAL CURRENT LIABILITIES	1,917,508	897,992

LONG-TERM LIABILITIES
Note payable, net of current	178,233	-
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,554,492	3,376,259

TOTAL LIABILITIES	5,472,000	4,274,251

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,697,576 and 5,227,398 shares issued and outstanding, respectively	19,698	5,227
Additional paid-in capital	111,583,959	81,215,647
Accumulated other comprehensive income (loss)	-	(757)
Accumulated deficit	(79,949,703)	(74,380,731)

TOTAL STOCKHOLDERS' EQUITY	31,653,954	6,839,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,125,954	$11,113,637

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUE
Revenue	$49,864	$410,353	$235,557	$640,857

TOTAL REVENUE	49,864	410,353	235,557	640,857

OPERATING EXPENSES
Research and development	1,927,473	1,644,110	3,082,629	3,455,292
General and administrative	1,610,237	831,933	2,748,282	1,808,423

TOTAL OPERATING EXPENSES	3,537,710	2,476,043	5,830,911	5,263,715

LOSS FROM OPERATIONS	(3,487,846)	(2,065,690)	(5,595,354)	(4,622,858)

OTHER INCOME (EXPENSE)
Investment income	3,692	21,956	26,382	59,779
Loss on disposal of fixed asset	-	(2,720)	-	(2,720)

TOTAL OTHER INCOME (EXPENSE)	3,692	19,236	26,382	57,059

NET LOSS	(3,484,154)	(2,046,454)	(5,568,972)	(4,565,799)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	-	-	757	(12,393)

COMPREHENSIVE LOSS	$(3,484,154)	$(2,046,454)	$(5,568,215)	$(4,578,192)

Net loss per share, basic and diluted	$(0.23)	$(0.59)	$(0.51)	$(1.35)
Weighted average number of shares, basic and diluted	15,130,685	3,457,833	11,004,733	3,374,557

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Six Months Ended June 30, 2020
	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
Balance at December 31, 2019	5,227,398	$5,227	$81,215,647	$(757)	$(74,380,731)	$6,839,386

Issuance of common stock, net of fees	444,500	446	4,459,764	-	-	4,460,210

Exercise of pre-funded common stock warrants	3,158,304	3,158	-	-	-	3,158

Exercise of common warrants	78,304	78	86,056	-	-	86,134

Issuance of shares in abeyance	280,000	280	(280)	-	-	-

Stock-based compensation	-	-	287,807	-	-	287,807

Unrealized gain on marketable securities	-	-	-	757	-	757

Net loss	-	-	-	-	(2,084,818)	$(2,084,818)

Balance at March 31, 2020	9,188,506	$9,189	$86,048,994	$-	$(76,465,549)	$9,592,634

Issuance of common stock, net of fees	3,059,959	3,060	19,492,179	-	-	19,495,239

Exercise of common warrants	4,172,390	4,172	5,340,016	-	-	5,344,188

Issuance of shares in abeyance	3,275,500	3,276	(3,276)	-	-	-

Stock-based compensation	-	-	704,350	-	-	704,350

Stock options exercised	1,221	1	1,696	-	-	1,697

Net loss	-	-	-	-	(3,484,154)	$(3,484,154)

Balance at June 30, 2020	19,697,576	$19,698	$111,583,959	$-	$(79,949,703)	$31,653,954

	For the Six Months Ended June 30, 2019
	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID- IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
Balance at December 31, 2018	3,138,748	$3,138	$71,338,970	$12,393	$(66,738,914)	$4,615,587

Issuance of common stock, net of fees	227,357	228	1,433,059	-	-	1,433,287

Stock-based compensation	-	-	223,166	-	-	223,166

Unrealized loss on marketable securities	-	-	-	(12,393)	-	(12,393)

Net loss	-	-	-	-	(2,519,345)	(2,519,345)

Balance at March 31, 2019	3,366,105	$3,366	$72,995,195	$-	$(69,258,259)	$3,740,302

Issuance of common stock, net of fees	100,553	100	543,039	-	-	543,139

Stock-based compensation	-	-	124,217	-	-	124,217

Fractional shares eliminated pursuant to reverse stock split	(27)	-	(193)	-	-	(193)

Stock options exercised	828	1	2,771	-	-	2,772

Net loss	-	-	-	-	(2,046,454)	(2,046,454)

Balance at June 30, 2019	3,467,459	$3,467	$73,665,029	$-	$(71,304,713)	$2,363,783

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,568,972)	$(4,565,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed asset	-	2,720
Depreciation and amortization	65,614	86,401
Stock-based compensation	992,157	347,383
Change in assets - (increase) decrease:
Receivables	38,104	60,781
Prepaid expenses and other current assets	321,506	348,765
Other assets	37,162	23,073
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	879,589	311,583

NET CASH USED IN OPERATING ACTIVITIES	(3,234,840)	(3,385,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(6,130,193)	(15,243)
Proceeds from sales and maturities of marketable securities	12,117,000	3,000,000
Purchases of property and equipment	(107,458)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,879,349	2,984,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	23,955,449	1,976,426
Proceeds from note payable	318,160	-
Proceeds from exercise of pre-funded common stock warrants and warrants	5,433,480	-
Repurchase of fractional shares pursuant to reverse stock split	-	(193)
Proceeds from stock options	1,697	2,772

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,708,786	1,979,005

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	32,353,295	1,578,669

Cash, cash equivalents, and restricted cash balance at beginning of period	3,899,328	4,545,097

Cash, cash equivalents, and restricted cash balance at end of period	$36,252,623	$6,123,766

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2020, from which the December 31, 2019 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Certain reclassification of prior period amounts has been made to conform to the current year presentation.

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

Cash, cash equivalents and marketable securities as of June 30, 2020 were approximately $36.3 million, compared to approximately $9.9 million as of December 31, 2019. The Company has entered into various Common Stock Sales Agreements with H.C. Wainwright & Co. LLC (“Wainwright”) to create at-the-market equity programs under which the Company from time to time offered and sold shares of its common stock, par value $0.001 per share (see Note 3 – “Stockholders’ Equity”). In March 2020, the Company entered into a warrant inducement transaction whereby an existing warrant holder exercised all existing warrants for gross proceeds of approximately $4.9 million (see Note 3 – “Stockholder’s Equity”).

Additionally, the Company has been awarded various grant and loan awards, which fund, in part, various pre-clinical and clinical activities (see Note 6 – “Government Grant Awards”). As of June 30, 2020, the Company has approximately $0.1 million remaining available under its grants and awards for disbursement, pursuant to the terms of the awards.

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

	June 30,	June 30,
	2020	2019
Cash and cash equivalents	$36,252,623	$5,890,963
Restricted cash	-	232,803
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$36,252,623	$6,123,766

For the six months ended June 30, 2019, the Company had an outstanding letter of credit for $232,803 as a security deposit for its operating lease agreement for corporate office space (see Note 7 – “Commitments and Contingencies”). The Company was required to maintain this deposit for the duration of the lease agreement. The letter of credit was cancelled in December 2019. The Company had no restricted funds as of June 30, 2020.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $63,449 and $64,763 for the six months ended June 30, 2020 and 2019, respectively.

Property and equipment, net consisted of the following:

	June 30, 2020	December 31, 2019
Furniture and fixtures	$43,617	$43,617
Laboratory equipment	1,038,624	931,166
Leasehold improvements	47,043	47,043
	1,129,284	1,021,826
Less accumulated depreciation	(642,469)	(579,020)
Property and equipment, net	$486,815	$442,806

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was $2,165 and $21,638 for the six months ended June 30, 2020 and 2019, respectively. A summary of future amortization expense as of June 30, 2020 is as follows:

Years ended	Amortization Expense
2020 (6 months)	2,165
2021	2,165

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the six months ended June 30, 2020 and 2019.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $1.9 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $3.1 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $3.5 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $5.6 million and $4.6 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For both the three months ended June 30, 2020 and 2019, the Company’s other comprehensive income (loss) was zero. For the six months ended June 30, 2020 and 2019, the Company’s other comprehensive income (loss) was $757 and $(12,393), respectively.

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

Business Uncertainty Related to the Coronavirus

As a result of the spread of the COVID-19 coronavirus, uncertainties have arisen that could potentially impact enrollment of and the ability to conduct clinical trials, deliverables related to contract performance, payments from trial sponsors including Cedars-Sinai Medical Center, as we describe further below, workforce stability, supply chain disruptions or delays, timing of grant disbursements as well as other potential business operations. While the disruption is currently expected to be temporary, there is considerable uncertainty around its expected duration and as a result, the Company is considering the impact of COVID-19 on its ability to conduct both pre-clinical development and clinical studies. In addition to potential impact on grant disbursements, there may be risks to the Company’s ability to obtain financing from other sources due to the impact of the coronavirus. There could be other financial impacts on our business due to the coronavirus, the specifics of which are unknown at this time.

In light of the increased uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the delay and/or suspension of the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company applied for a loan under the Small Business Administration (the "SBA") Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act"). On April 29, 2020, the Company was approved and received a loan of $318,160 (the “Loan”) under the SBA Paycheck Protection Program of the CARES Act. The Company utilized the funds for covered payroll costs and rent, all which the Company believes were in accordance with the relevant terms and conditions of the CARES Act (see Note 2 – “Note Payable”).

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

For the three and six months ended June 30, 2020 and 2019, warrants and options to purchase 2,607,117 and 638,849 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019.

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

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): clarifying the interaction between Topic 808 and Topic 606. The amendments in the update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account; adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 when an entity is assessing whether the collaborative arrangement or a party to the arrangement is within the scope of Topic 606; requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The amendments for this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-18 and all subsequent updates related to this topic in the first quarter of 2020. The adoption of this update did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

2.	NOTE PAYABLE

Paycheck Protection Program Loan

On April 7, 2020, Capricor applied to City National Bank (“CNB”) under the SBA Paycheck Protection Program of the CARES Act for the Loan in the amount of $318,160. On April 29, 2020, the Loan was approved and Capricor received the Loan proceeds, which we used for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

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

The Loan may be forgiven partially or fully if the Loan proceeds are used for eligible purposes, including payroll costs, rent and utilities, provided that such amounts are incurred during an 8 or 24-week period that commenced on April 29, 2020. Any forgiveness of the Loan will be subject to approval by the SBA and CNB and will require Capricor to apply for such treatment in the future. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the Loan, it cannot be sure that it will be eligible for forgiveness, in whole or in part.

3.	STOCKHOLDER’S EQUITY

Common Stock Sales Agreements

Since July 2019, the Company has entered into multiple Common Stock Sales Agreements with Wainwright establishing “at-the-market”, or ATM, programs by which Wainwright sold and may continue to sell common stock at the market prices prevailing at the time of sale. Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. These programs are referred to below as the “July 2019 ATM Program,” the “August 2019 ATM Program,” and the “May 2020 ATM Program” based on when each program was initiated. In addition, the Company completed a public offering of its common stock in December 2019 and a warrant inducement offer in March 2020.

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

August 2019 ATM Program

On August 29, 2019, the Company initiated the August 2019 ATM Program. Since August 29, 2019 and through May 4, 2020, the Company sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.1 million. As of May 4, 2020, the August 2019 ATM Program has expired and been replaced with the May 2020 ATM Program described below.

May 2020 ATM Program

On May 4, 2020, the Company initiated the May 2020 ATM Program. The Company filed the May 2020 ATM with an aggregate offering price of up to $40.0 million. Since May 4, 2020 and through the date of this filing, the Company has sold an aggregate of 3,059,959 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.59 per share for gross proceeds of approximately $20.2 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.7 million.

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

March 2020 Warrant Inducement

On March 25, 2020, the Company entered into a letter agreement (the “Exercise Agreement”) with a holder of December 2019 Common Warrants (the “Exercising Holder”). Pursuant to the Exercise Agreement, in connection with exercise by the Exercising Holder of the remaining 4,000,000 December 2019 Common Warrants held by the Exercising Holder which had not been previously exercised, the Company agreed to issue 4,000,000 additional warrants (the “New Warrants”) to purchase Common Stock. The December 2019 Common Warrants had a per share exercise price of $1.10, and pursuant to the Exercise Agreement, the Exercising Holder agreed to pay $1.225 per share to cover both the exercise price of the December 2019 Common Warrants and a $0.125 per share purchase price for the New Warrants. The New Warrants have an exercise price of $1.27 per share. A total of 724,500 shares were issued to the Exercising Holder, with the remaining 3,275,500 shares being held in abeyance until such time as it would not result in the Exercising Holder exceeding its beneficial ownership limitation of 4.99% of the Company’s outstanding common stock. In the second quarter of 2020, the Company issued all shares that were being held in abeyance.

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

The exercise of December 2019 Common Warrants by the Exercising Holder generated gross proceeds of approximately $4.9 million. Fees paid in conjunction with the Exercise Agreement, which included placement agent commissions, legal costs, and other offering expenses, amount to approximately $0.4 million. In connection with the Exercise Agreement, certain employees of the placement agent were issued new warrants (the “March 2020 Placement Agent Warrants”) to purchase an aggregate of 200,000 shares of common stock. The March 2020 Placement Agent Warrants have an exercise price of $1.5313 per share and expire in March 2025. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company’s Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and March 2020 Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020.

Outstanding Shares

At June 30, 2020, the Company had 19,697,576 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the six months ended June 30, 2020:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019	7,501,696	$0.65
Granted	4,200,000	1.28
Exercised	(11,408,998)	0.86
Outstanding at June 30, 2020	292,698	$1.44

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
Type	Grant Date	June 30, 2020	December 31, 2019	Exercise Price per Share	Expiration Date
Common Warrants	12/19/2019	61,173	4,139,477	$1.10	12/19/2024
Common Warrants	12/19/2019	31,525	203,915	$1.5325	12/17/2024
Pre-Funded Warrants	12/19/2019	-	3,158,304	$0.001	N/A
Common Warrants	3/27/2020	200,000	-	$1.5313	3/27/2025
		292,698	7,501,696

Stock Options

The Company’s Board of Directors (the “Board”) has approved four stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), and (iv) the 2020 Equity Incentive Plan (the “2020 Plan”).

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

On June 5, 2020, at the Company’s annual stockholder meeting, the stockholders approved the 2020 Plan with 2,500,000 shares of common stock reserved under the 2020 Plan for the issuance of stock awards. The number of Shares available for issuance under the 2020 Plan shall be automatically increased on January 1 of each year, commencing with January 1, 2021, by an amount equal to the lesser of (i) four percent (4%) of the outstanding shares of Common Stock as of the last day of the immediately preceding fiscal year or (ii) such number of shares of Common Stock determined by the Compensation Committee in its sole discretion.

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

The estimated weighted average fair value of the options granted during the three and six months ended June 30, 2020 were approximately $3.92 and $3.75 per share, respectively. No options were granted during the three and six months ended June 30, 2019.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the six months ended June 30, 2020 as no options were issued during the six months ended June 30, 2019:

June 30, 2020
Expected volatility	104% - 123%
Expected term	5 - 6 years
Dividend yield	0%
Risk-free interest rates	0.4 – 1.5%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
General and administrative	$621,830	$75,379	$869,327	$252,890
Research and development	82,520	48,838	122,830	94,493
Total	$704,350	$124,217	$992,157	$347,383

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following is a schedule summarizing employee and non-employee stock option activity for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2020	754,913	$12.63	$-
Granted	1,587,058	1.49
Exercised	(1,221)	1.39	$4,371
Expired/Cancelled	(26,331)	24.92
Outstanding at June 30, 2020	2,314,419	$1.53	$7,127,763
Exercisable at June 30, 2020	757,780	$1.58	$2,296,390

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of June 30, 2020, the Company maintained approximately $35.8 million of uninsured deposits.

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of June 30, 2020, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to utilize these funds. As of June 30, 2020, approximately $2.3 million has been incurred under the terms of the award.

7.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC (“Bubble Real Estate”) pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. Capricor subsequently entered into several amendments extending the term of the lease and modifying its terms. On January 11, 2019, Capricor entered into a Fourth Amendment to Lease (the “Fourth Lease Amendment”) with the Bubble Real Estate. Under the terms of the Fourth Lease Amendment, the lease term extension commenced on January 1, 2019 and ended on December 31, 2019 with a base rent of $25,867 per month. The Company delivered to the landlord a letter of credit in the amount of $232,803 to cover payments of rent for the remainder of the 2019 lease term, which was subsequently cancelled, with the funds being returned to Capricor. Effective January 1, 2020, the Company entered into a Fifth Amendment to Lease with the Bubble Real Estate pursuant to which we extended our lease for an additional year ending December 31, 2020 and reduced the square footage of the leased premises. The monthly rental payment is $16,229 for this annual period.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

Capricor leases facilities from Cedars-Sinai Medical Center (“CSMC”) pursuant to a lease (the “Facilities Lease”) that was originally effective for a three-year period beginning June 1, 2014. Capricor has subsequently entered into several amendments extending the term of the lease and modifying its terms. From August 1, 2017 through March 1, 2019, total monthly rent was $19,756. Effective March 1, 2019, the square footage of the leased premises was reduced, resulting in a rent reduction of approximately $4,000 per month. In July 2019, Capricor exercised an option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2020 with a monthly lease payment of $15,805. In June 2020, the Company exercised its option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2021.

Included within the table below, future minimum rental payments to related parties totaled $205,465. A summary of future minimum rental payments required under operating leases as of June 30, 2020 is as follows:

Years ended	Operating Leases
2020 (6 months)	$192,204
2021	110,635

Expenses incurred under operating leases to unrelated parties for the three months ended June 30, 2020 and 2019 were $48,687 and $77,601, respectively, and $97,374 and $162,202 for the six months ended June 30, 2020 and 2019, respectively. Expenses incurred under operating leases to related parties for each of the three months ended June 30, 2020 and 2019 were $47,415 and $94,830 and $102,732 for the six months ended June 30, 2020 and 2019, respectively.

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

Employee Severances

In the event of a termination, subject to certain conditions, the Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries. No liability has been recorded as of June 30, 2020.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties range from $5,000 on the first and second anniversary dates to $20,000 on the tenth anniversary date and thereafter. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In May 2015, Capricor paid the development milestone related to Phase I that was owed to JHU pursuant to the terms of the JHU License Agreement. The next milestone is triggered upon successful completion of a full Phase II study for which a payment of $250,000 will be due. At this time, it is uncertain as to whether the $250,000 milestone payment will become due.

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

Lease and Sub-Lease Agreement

As noted above, Capricor is a party to lease agreements with CSMC, which holds shares of capital stock of Capricor Therapeutics (see Note 7 – “Commitments and Contingencies”), and CSMC has served as an investigative site in Capricor’s clinical trials. Additionally, Dr. Eduardo Marbán, who is a stockholder of Capricor Therapeutics and has participated from time to time as an observer at the Company’s meetings of the Board of Directors, is the Director of the Cedars-Sinai Smidt Heart Institute, and co-founder of Capricor.

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease is on a month-to-month basis. For each of the six months periods ended June 30, 2020 and 2019, Capricor recognized $15,000 in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

In July 2020, Capricor entered into an Advisory Services Agreement with Dr. Eduardo Marbán whereby he was granted an option to purchase 50,000 shares of the Company’s common stock.

Payables to Related Party

At June 30, 2020 and December 31, 2019, the Company had accounts payable and accrued expenses to related parties totaling $16,440 and $22,315, respectively. CSMC accounts for $6,440 and $12,315 of the total accounts payable and accrued expenses to related parties as of June 30, 2020 and December 31, 2019, respectively. CSMC expenses relate to research and development costs, license and patent fees, and facilities rent. During the six months ended June 30, 2020 and 2019, the Company paid CSMC approximately $181,000 and $200,000, respectively, for such costs.

Related Party Clinical Trials

Capricor has agreed to provide CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. This product was developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs”, or REGRESS. Dr. Eduardo Marbán is the named principal investigator under the study. In March 2020, we were informed that the REGRESS study was put on clinical hold by the FDA. The information we received suggested that the issue was related to inadequate patient monitoring at the study site to assess safety for certain patients who were experiencing adverse events after receiving an intracoronary infusion of CAP-1002. Inadequate patient monitoring and reporting was further discussed in additional correspondence from the FDA which we have subsequently received from the study sponsor. It remains uncertain as to when or if the FDA will release the clinical hold. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells” or ALPHA. In both studies, Capricor will provide the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the six months ended June 30, 2020 and 2019, the Company recognized approximately $67,000 and $283,000, respectively, as revenue. As of June 30, 2020, and December 31, 2019, approximately $385 and $58,000, respectively, is outstanding and recorded in prepaid expenses and other current assets. As of June 30, 2020, there remains approximately $0.6 million to be received by the Company, subject to enrollment and certain conditions under the agreements. Due to the current COVID-19 pandemic, additional testing in the ALPHA trial has been delayed and as a result, purchases of additional doses of CAP-1002 have been delayed. Due to the clinical hold imposed on the REGRESS trial, purchases of additional doses of CAP-1002 have been suspended.

10.	SUBSEQUENT EVENTS

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CAP-1002 - Duchenne Muscular Dystrophy Program

We have completed HOPE-2, a Phase II clinical trial in the United States with our product candidate, CAP-1002, a cardiac cell derived therapy which was used to treat patients with late-stage DMD. The 12-month final top-line data showed improvements in multiple measures of upper limb, cardiac and respiratory function. We recently discussed this program with the FDA in a Type B meeting focusing on the data, next steps and a pathway to approval of a Biologics Application License, or BLA for CAP-1002 in DMD. Consistent with our previous disclosures, the FDA has continued to encourage us to conduct a Phase III study, however at this time, we are still discussing the pathway forward for this program with the FDA.

CAP-1002 - COVID-19 Program

Additionally, under Expanded Access Emergency Use, seven patients hospitalized with severe COVID-19 symptoms, six of whom were ventilated, were treated with CAP-1002. Four of the seven patients were fully discharged and three died between one to two months post-treatment. Previously published data has shown that COVID-19 patients on ventilators experience high mortality rates. While we are unable to definitively ascertain whether CAP-1002 improved patient outcomes, by analyzing blood samples and other tests, it was determined that CAP-1002 demonstrated identifiable improvements in certain patients such as a decrease in white blood cell count, a decrease in IL-6, a decrease in C-reactive protein, and/or reduced reliance on supplemental oxygen. However, the efficacy of CAP-1002 in treating COVID-19 was not necessarily demonstrated due to the small sample size, the fact that seven patients were contemporaneously on other experimental medications, and no control group was established.

Additionally, we have been approved by the FDA to treat up to 20 patients under an Expanded Access IND protocol. However, we have shifted our focus to conducting a Phase II, randomized, placebo-controlled, double-blind study to further assess safety and efficacy of CAP-1002 in patients with severe or critical COVID-19. We are currently finalizing clinical operation activities to initiate this study. This next study is intended to treat up to 60 patients. We are working towards FDA approval to commence this larger study.

Exosomes Program

We have also begun work on developing our exosomes platform technology as a next-generation vaccine and therapeutic platform investigating a variety of disorders. We are currently engaged in the development of two vaccine candidates for the potential prevention of COVID-19. Pre-clinical studies have shown an antibody response using an mRNA vaccine approach. Concurrently, we are developing our clinical strategy to further evaluate these vaccine candidates.

In April 2020, we filed an IND with the FDA to investigate the use of CAP-2003 in patients with DMD. We are currently evaluating the next steps for this program and are planning to submit further information to FDA to support the potential approval of this IND.

Our executive offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our Internet address is www.capricor.com.

Our Technologies

Cardiosphere-Derived Cells (CAP-1002)

Our core therapeutic technology is based on cardiosphere-derived cells, or CDCs, a cardiac-derived cell therapy that was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since the initial publication in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to approximately 200 human subjects across several clinical trials. CDCs have been shown to exert potent immunomodulatory activity and to alter the immune system’s activity to encourage cellular regeneration. We have been developing allogeneic CDCs (CAP-1002) as a product candidate for the treatment of Duchenne muscular dystrophy, or DMD, and investigating their effects on skeletal and cardiac function. Pre-clinical and clinical data support the therapeutic concept of administering CDCs as a means to address conditions in which the heart or skeletal muscle has been damaged.

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

In October 2019, we had a meeting with the FDA to discuss, among other things, the results of the 6-month interim analysis of the HOPE-2 trial and our path forward with our DMD program. During the meeting, we proposed the possibility of accelerated approval.  The FDA was not supportive of an accelerated approval pathway at that time and noted that the HOPE-2 trial was designed as an exploratory trial and that the 6-month data from the HOPE-2 trial did not provide substantial evidence of effectiveness to support a future biologics license application, or BLA.  The FDA did, however, indicate its support for conducting a Phase III trial of CAP-1002 for the treatment of DMD.   In addition, the FDA reiterated that as part of our RMAT designation, they are willing to work with us to further the clinical development of the therapy.

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

In a recent Type B meeting with the FDA, we focused on the 12-month results from the HOPE-2 trial and discussed next steps and a pathway to approval of a Biologics Application License, or BLA for CAP-1002 in DMD. Consistent with our previous disclosures, the FDA has continued to encourage us to conduct a Phase III study, however at this time, we are still discussing the pathway forward for this program with the FDA.

Additionally, we have initiated a technology transfer with a leading global CMO to prepare for commercial manufacturing of CAP-1002.

Additionally, we have initiated an open-label extension available to all patients who participated in the HOPE-2 study which includes those patients who received placebo.

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

CAP-1002 - Investigator Sponsored Clinical Trials:

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. In March 2020, we were informed that the REGRESS study was put on clinical hold by the FDA. The information we received suggested that the issue was related to inadequate patient monitoring at the study site to assess safety for certain patients who were experiencing adverse events after receiving an intracoronary infusion of CAP-1002. Inadequate patient monitoring and reporting was further discussed in additional correspondence from the FDA which we have subsequently received from the study sponsor. It remains uncertain as to when or if the FDA will release the clinical hold. It is worth noting that Capricor did not use intracoronary infusions in its HOPE-2 trial. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In this trial, the investigational product is infused into the venous system via catheter into the right atrium. This trial is currently ongoing. In both studies, Capricor is providing the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which was estimated to be approximately $2.1 million over several years. Due to the current COVID-19 pandemic, additional testing in the ALPHA has been delayed and as a result, purchases of additional doses of CAP-1002 have been delayed. Due to the clinical hold imposed on the REGRESS trial, purchases of additional doses of CAP-1002 have been suspended.

Exosomes Program

Our exosomes program consists of exosomes derived from CDCs (CAP-2003) and engineered exosomes, both of which are in various stages of preclinical development. We have explored the use of our CDC-exosomes in pre-clinical studies of inflammation and intense immune activation such as DMD, sepsis, Graft versus-host disease (GVHD) and trauma. While CDC-exosomes are the initial technology we have used in preclinical development, we have expanded Capricor’s pipeline to include additional exosome technologies. We are now focused on developing a precision-engineered exosome platform technology that can carry defined sets of effector molecules which exert their effects through defined mechanisms of action. We have begun work on our planned expansion of our exosome platform technology that potentially may be used for vaccine development, vesicle mediated protein therapies and treatment of inherited diseases.

Engineered Exosomes Vaccine Platform for COVID-19

To build upon the natural ability of exosomes for intercellular communication, we have initiated a program to engineer exosomes and load them with different macromolecules. We are now working on developing exosome-based vaccines for COVID-19. The exosome-based vaccine platform technology will aim to combine the improved protection that comes from immunizing individuals with multiple antigens in a manner that mimics the advantages of conventional virus vaccines, with the superior safety profile of virus-free vaccines. We are currently designing exosome-based vaccines to elicit strong humoral and cellular immune responses due to the simultaneous expression of antigens. We are developing two exosome vaccine candidates. The first vaccine candidate is a tripartite exosome/mRNA vaccine which is designed to elicit a protective, long-lasting immune response to SARS-CoV-2 by targeting all 4 structural proteins of the virus. The second candidate is an exosomal antigen vaccine which is a vesicle-based, nucleic acid-free formulation carrying all structural proteins of SARS-CoV-2. These efforts are now well underway in animal studies and the mRNA vaccine has shown to be capable of generating an antibody response to multiple antigens expressed by COVID-19. Concurrently, we are developing our clinical strategy to further evaluate these vaccine candidates.

In conjunction with these efforts, we have entered into a Sponsored Research Agreement with Johns Hopkins University pursuant to which researchers in the lab of Dr. Stephen Gould will perform certain research activities in connection with our exosomes program.

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

In April 2020, we filed an IND with the FDA to investigate the use of CAP-2003 in patients with DMD. We are currently evaluating the next steps for this program and are planning to submit further information to FDA to support the potential approval of this IND.

These programs represent our core technology and products.

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002 and exosomes. As we proceed with the clinical development of CAP-1002, and as we further develop exosomes, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our major sources of working capital to date have been proceeds from private and public equity sales of securities, grants received from the NIH and the Department of Defense, or DoD, a payment from Janssen under our now terminated Collaboration Agreement, and a loan and grant award from CIRM. While we pursue our pre-clinical and clinical programs, we continue to explore financing and other strategic alternatives with respect to the Company as well as one or more of our product candidates.

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

Results of Operations

Revenue

Grant Income. Grant income for the three months ended June 30, 2020 and 2019 was approximately $50,000 and $144,000, respectively. Grant income related to the DoD Grant Award. The decrease relates to the timing of the award as the DoD Grant Award is expected to be ending in September 2020.

Grant income for the six months ended June 30, 2020 and 2019 was approximately $0.2 million and $0.3 million, respectively.

Miscellaneous Income. Miscellaneous income for the three months ended June 30, 2020 and 2019 was zero and approximately $0.3 million, respectively. The miscellaneous income was related to providing cells for investigational purposes for clinical trials sponsored by CSMC. The decrease in miscellaneous income is due the current COVID-19 pandemic as the clinical trials sponsored by CSMC have been delayed or put on hold.

Miscellaneous income for the six months ended June 30, 2020 and 2019 was approximately $0.1 million and $0.4 million, respectively.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2020 and 2019 were approximately $1.6 million and $0.8 million, respectively. The increase of approximately $0.8 million in G&A expenses in the second quarter of 2020 compared to the same period of 2019 is primarily attributable to an increase of approximately $0.5 million in stock-based compensation expense. Furthermore, there was an increase of approximately $0.3 million attributable to an increase in salaries and other general expenses including investor relations and legal expenses.

G&A expenses for the six months ended June 30, 2020 and 2019 were approximately $2.7 million and $1.8 million, respectively. The increase of approximately $0.9 million in G&A expenses in the first half of 2020 compared to the same period of 2019 is primarily attributable to an increase of approximately $0.6 million in stock-based compensation expense. Additionally, there was an increase of approximately $0.4 million attributable to an increase in salaries and other general expenses including investor relations and legal expenses.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2020 and 2019 were approximately $1.9 million and $1.6 million, respectively. The increase of approximately $0.3 million in R&D expenses in the second quarter of 2020 compared to the same period of 2019 is primarily due to the increase in research and development expenses related to our COVID-19 exosome vaccine program and manufacturing of CAP-1002 for our clinical programs. These activities resulted in an increase in expenses of approximately $0.8 million. Furthermore, there was an increase of approximately $0.2 million due to headcount/salaries and regulatory and a decrease of approximately $0.8 million associated with clinical development costs for CAP-1002 (HOPE-Duchenne, HOPE-2 and HOPE-OLE clinical trials).

R&D expenses for the six months ended June 30, 2020 and 2019 were approximately $3.1 million and $3.5 million, respectively. The decrease of approximately $0.4 million in R&D expenses in the first half of 2020 compared to the same period of 2019 is primarily due to the timing of clinical development activities of CAP-1002 (HOPE-Duchenne, HOPE-2 and HOPE-OLE clinical trials). These activities resulted in a decrease of approximately $1.2 million. Furthermore, there was an increase of approximately $0.6 million in research and development expenses related to our COVID-19 exosome vaccine program and manufacturing of CAP-1002 for the six months ended June 30, 2020 as compared to the same period in 2019. Additionally, there was an increase of $0.3 million in salaries/headcount and regulatory expenses in the first half of 2020 as compared to the same period of 2019.

Products Under Active Development

CAP-1002 – CAP-1002 is in its developmental stages. We expect to spend approximately $4.0 million to $6.0 million during 2020 on the further development of CAP-1002 for DMD and COVID-19, which expenses are primarily related to additional clinical, regulatory and manufacturing-related expenses. These figures are largely dependent on the next steps in our DMD and COVID-19 program, the regulatory status of our programs with the FDA, and our ability to secure a partner for the potential future further clinical development of CAP-1002 for DMD, if necessary and various other factors.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2020 and December 31, 2019 and our net increase in cash, cash equivalents and restricted cash for the six months ended June 30, 2020 and 2019, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	June 30, 2020	December 31, 2019
Cash, cash equivalents and marketable securities	$36,253	$9,885
Working capital	$34,635	$9,647
Stockholders’ equity	$31,654	$6,839

	Six months ended June 30,
Cash flow data	2020	2019
Cash provided by (used in):
Operating activities	$(3,235)	$(3,385)
Investing activities	5,879	2,985
Financing activities	29,709	1,979
Net increase in cash, cash equivalents, and restricted cash	$32,353	$1,579

Our total cash, cash equivalents and marketable securities as of June 30, 2020 was approximately $36.3 million compared to approximately $9.9 million as of December 31, 2019. The increase in cash, cash equivalents and marketable securities from December 31, 2019 as compared to June 30, 2020 is primarily due to net financing activities of approximately $29.7 million and a net loss of approximately $5.6 million for the six months ended June 30, 2020. As of June 30, 2020, we had approximately $5.5 million in total liabilities and approximately $34.6 million in net working capital.

Cash used in operating activities was approximately $3.2 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively. The difference of approximately $0.2 million in cash used in operating activities is due to an increase of approximately $1.0 million in net loss for the six months ended June 30, 2020 as compared to the same period in 2019. Furthermore, there was an increase of approximately $0.6 million in accounts payable and accrued liabilities and an increase of approximately $0.6 million in stock-based compensation for the six months ended June 30, 2020 as compared to the same period in 2019. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $5.9 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash provided by investing activities for the six months ended June 30, 2020 as compared to the same period of 2019 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $29.7 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2020 is primarily due to the approximate $29.4 million in net proceeds received from the May 2020 ATM Program and exercise of common warrants.

From inception through June 30, 2020, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress and success of our pre-clinical and clinical development activities;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements;

•	the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	additional costs associated with maintaining licenses and insurance;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

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

Financing Activities by the Company

May 2020 ATM Program. On May 4, 2020, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $40.0 million, or the May 2020 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The May 2020 ATM Program was established under a Common Stock Sales Agreement, or the July 2019 Sales Agreement, with H.C. Wainwright & Co. LLC, or Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The July 2019 Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the July 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since May 4, 2020 and through the date of this filing, the Company has sold an aggregate of 3,059,959 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.59 per share for gross proceeds of approximately $20.2 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.7 million.

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

The Company received aggregate gross proceeds of approximately $4.9 million from the exercise of the December 2019 Common Warrants by the Exercising Holder. These gross proceeds were reduced by fees due and payable to the placement agent for the transactions pursuant to the Exercise Agreement and New Warrants in the amount of $343,000, and further reduced by reimbursements to the placement agent for legal fees and other expenses. In addition, certain employees of the placement agent received new warrant, or the March 2020 Placement Agent Warrants, for shares of Common Stock equal to 5.0% of the New Warrants issued, or 200,000 shares. These March 2020 Placement Agent Warrants are exercisable immediately and have a term of exercise of 5 years. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company’s Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and March 2020 Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020.

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

August 2019 ATM Program. On August 29, 2019, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $1.95 million, or the August 2019 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The August 2019 ATM Program was established under the July 2019 Sales Agreement, which provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the August 2019 ATM Program have been and will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC, on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since August 29, 2019 and through the date of filing, the Company has sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.1 million. As of May 4, 2020, the August 2019 ATM Program has expired and been replaced with the May 2020 ATM Program.

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

As of June 30, 2020, Capricor’s liability balance for the CIRM Award was approximately $3.4 million. In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to continue to utilize these funds. As of June 30, 2020, approximately $2.3 million has been incurred under the terms of the award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of June 30, 2020.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our four stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), (iii) the 2012 Non-Employee Director Stock Option Plan, and (iv) the 2020 Equity Incentive Plan (the “2020 Plan”).

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

In April 2019, the Company entered into a letter of credit as a security deposit for its lease agreement for corporate office space. The Company delivered to the landlord a letter of credit in the amount of $232,803 to cover payments of rent for the remainder of the 2019 lease term, which was subsequently cancelled and the funds were returned to Capricor. As such, no restricted cash is recorded as of June 30, 2020.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): clarifying the interaction between Topic 808 and Topic 606. The amendments in the update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account; adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 when an entity is assessing whether the collaborative arrangement or a party of the arrangement is within the scope of Topic 606; requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The amendments for this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-18 and all subsequent updates related to this topic in the first quarter of 2020. The adoption of this update did not have a material impact on the Company’s financial statements.

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

 Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2020, the fair value of our cash and cash equivalents was approximately $36.3 million. Additionally, as of June 30, 2020, Capricor’s portfolio was classified as cash and cash equivalents, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While our announcement on April 29, 2020 of the treatment of patients with severe COVID-19 symptoms with CAP-1002 has caused significant investor attention resulting in a material increase in the market price of our Common Stock, we will need to successfully conduct at least one randomized, placebo-controlled clinical trial in order to further study and ultimately seek to commercialize CAP-1002 for this indication. We have submitted a new IND to conduct a randomized, double-blind, placebo-controlled Phase II trial to treat up to 60 patients in critical or severe condition with COVID-19, subject to approval by the FDA. Our stock price may suffer if this use for CAP-1002 is not successful in this or other future clinical trials.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

10.1	Capricor Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 17, 2020).

10.2	Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 17, 2020).

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: August 10, 2020	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)