Form 10-Q
period 2020-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2020-11-13
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2020

or

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

As of November 12, 2020, there were 20,447,504 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2020 (unaudited)	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$35,300,340	$3,899,328
Marketable securities	-	5,986,050
Grant receivable	16,863	87,968
Prepaid expenses and other current assets	174,186	571,382

TOTAL CURRENT ASSETS	35,491,389	10,544,728

PROPERTY AND EQUIPMENT, net	603,719	442,806

OTHER ASSETS
Intangible assets, net of accumulated amortization of $256,434 and $253,187, respectively	3,248	6,495
Other assets	88,701	119,608

TOTAL ASSETS	$36,187,057	$11,113,637

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,084,719	$897,992
Note payable, current	193,241	-

TOTAL CURRENT LIABILITIES	2,277,960	897,992

LONG-TERM LIABILITIES
Note payable, net of current	124,919	-
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,501,178	3,376,259

TOTAL LIABILITIES	5,779,138	4,274,251

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,211,602 and 5,227,398 shares issued and outstanding, respectively	20,212	5,227
Additional paid-in capital	114,247,534	81,215,647
Accumulated other comprehensive income (loss)	-	(757)
Accumulated deficit	(83,859,827)	(74,380,731)

TOTAL STOCKHOLDERS' EQUITY	30,407,919	6,839,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,187,057	$11,113,637

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
REVENUE
Revenue	$16,863	$142,071	$252,420	$782,928

TOTAL REVENUE	16,863	142,071	252,420	782,928

OPERATING EXPENSES
Research and development	2,629,267	857,764	5,711,896	4,313,056
General and administrative	1,301,673	911,968	4,049,955	2,720,391

TOTAL OPERATING EXPENSES	3,930,940	1,769,732	9,761,851	7,033,447

LOSS FROM OPERATIONS	(3,914,077)	(1,627,661)	(9,509,431)	(6,250,519)

OTHER INCOME (EXPENSE)
Investment income	3,953	21,061	30,335	80,840
Loss on disposal of fixed asset	-	-	-	(2,720)

TOTAL OTHER INCOME (EXPENSE)	3,953	21,061	30,335	78,120

NET LOSS	(3,910,124)	(1,606,600)	(9,479,096)	(6,172,399)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	-	-	757	(12,393)

COMPREHENSIVE LOSS	$(3,910,124)	$(1,606,600)	$(9,478,339)	$(6,184,792)

Net loss per share, basic and diluted	$(0.20)	$(0.43)	$(0.68)	$(1.76)
Weighted average number of shares, basic and diluted	19,801,841	3,746,801	13,958,507	3,500,002

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Nine Months Ended September 30, 2020
	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
Balance at December 31, 2019	5,227,398	$5,227	$81,215,647	$(757)	$(74,380,731)	$6,839,386

Issuance of common stock, net of fees	444,500	446	4,459,764	-	-	4,460,210

Exercise of pre-funded common stock warrants	3,158,304	3,158	-	-	-	3,158

Exercise of common warrants	78,304	78	86,056	-	-	86,134

Issuance of shares in abeyance	280,000	280	(280)	-	-	-

Stock-based compensation	-	-	287,807	-	-	287,807

Unrealized gain on marketable securities	-	-	-	757	-	757

Net loss	-	-	-	-	(2,084,818)	$(2,084,818)

Balance at March 31, 2020	9,188,506	$9,189	$86,048,994	$-	$(76,465,549)	$9,592,634

Issuance of common stock, net of fees	3,059,959	3,060	19,492,179	-	-	19,495,239

Exercise of common warrants	4,172,390	4,172	5,340,016	-	-	5,344,188

Issuance of shares in abeyance	3,275,500	3,276	(3,276)	-	-	-

Stock-based compensation	-	-	704,350	-	-	704,350

Stock options exercised	1,221	1	1,696	-	-	1,697

Net loss	-	-	-	-	(3,484,154)	$(3,484,154)

Balance at June 30, 2020	19,697,576	$19,698	$111,583,959	$-	$(79,949,703)	$31,653,954

Issuance of common stock, net of fees	343,498	343	1,952,477	-	-	1,952,820

Exercise of common warrants	126,525	127	193,659	-	-	193,786

Stock-based compensation	-	-	486,777	-	-	486,777

Stock options exercised	44,003	44	30,662	-	-	30,706

Net loss	-	-	-	-	(3,910,124)	$(3,910,124)

Balance at September 30, 2020	20,211,602	$20,212	$114,247,534	$-	$(83,859,827)	$30,407,919

	For the Nine Months Ended September 30, 2019
	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
Balance at December 31, 2018	3,138,748	$3,138	$71,338,970	$12,393	$(66,738,914)	$4,615,587

Issuance of common stock, net of fees	227,357	228	1,433,059	-	-	1,433,287

Stock-based compensation	-	-	223,166	-	-	223,166

Unrealized loss on marketable securities	-	-	-	(12,393)	-	(12,393)

Net loss	-	-	-	-	(2,519,345)	(2,519,345)

Balance at March 31, 2019	3,366,105	$3,366	$72,995,195	$-	$(69,258,259)	$3,740,302

Issuance of common stock, net of fees	100,553	100	543,039	-	-	543,139

Stock-based compensation	-	-	124,217	-	-	124,217

Fractional shares eliminated pursuant to reverse stock split	(27)	-	(193)	-	-	(193)

Stock options exercised	828	1	2,771	-	-	2,772

Net loss	-	-	-	-	(2,046,454)	(2,046,454)

Balance at June 30, 2019	3,467,459	$3,467	$73,665,029	$-	$(71,304,713)	$2,363,783

Issuance of common stock, net of fees	707,397	708	2,587,275	-	-	2,587,983

Stock-based compensation	-	-	225,268	-	-	225,268

Net loss	-	-	-	-	(1,606,600)	(1,606,600)

Balance at September 30, 2019	4,174,856	$4,175	$76,477,572	$-	$(72,911,313)	$3,570,434

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,479,096)	$(6,172,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed asset	-	2,720
Depreciation and amortization	101,814	129,245
Stock-based compensation	1,478,934	572,651
Change in assets - (increase) decrease:
Receivables	71,105	103,614
Prepaid expenses and other current assets	397,196	595,023
Other assets	30,907	27,174
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	1,186,727	(294,497)

NET CASH USED IN OPERATING ACTIVITIES	(6,212,413)	(5,036,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(6,130,193)	(15,243)
Proceeds from sales and maturities of marketable securities	12,117,000	3,000,000
Purchases of property and equipment	(259,480)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,727,327	2,984,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	25,908,269	4,564,409
Proceeds from note payable	318,160	-
Proceeds from exercise of pre-funded common stock warrants and warrants	5,627,266	-
Repurchase of fractional shares pursuant to reverse stock split	-	(193)
Proceeds from stock options	32,403	2,772

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,886,098	4,566,988

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	31,401,012	2,515,276

Cash, cash equivalents, and restricted cash balance at beginning of period	3,899,328	4,545,097

Cash, cash equivalents, and restricted cash balance at end of period	$35,300,340	$7,060,373

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company” or “we”), is a clinical-stage biotechnology company focused on the discovery, development and commercialization of innovative cell and exosome-based therapies for the treatment and prevention of diseases. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, has two active drug candidates in various stages of development.

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

Cash, cash equivalents and marketable securities as of September 30, 2020 were approximately $35.3 million, compared to approximately $9.9 million as of December 31, 2019. The Company has entered into various Common Stock Sales Agreements with H.C. Wainwright & Co. LLC (“Wainwright”) to create at-the-market equity programs under which the Company from time to time offered and sold shares of its common stock, par value $0.001 per share (see Note 3 – “Stockholders’ Equity”). In March 2020, the Company entered into a warrant inducement transaction whereby an existing warrant holder exercised all existing warrants for gross proceeds of approximately $4.9 million (see Note 3 – “Stockholder’s Equity”).

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

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$35,300,340	$6,827,570
Restricted cash	-	232,803
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$35,300,340	$7,060,373

For the nine months ended September 30, 2019, the Company had an outstanding letter of credit for $232,803 as a security deposit for its operating lease agreement for corporate office space (see Note 7 – “Commitments and Contingencies”). The Company was required to maintain this deposit for the duration of the lease agreement. The letter of credit was cancelled in December 2019. The Company had no restricted funds as of September 30, 2020.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $98,567 and $96,787 for the nine months ended September 30, 2020 and 2019, respectively.

Property and equipment, net consisted of the following:

	September 30, 2020	December 31, 2019
Furniture and fixtures	$48,676	$43,617
Laboratory equipment	1,185,587	931,166
Leasehold improvements	47,043	47,043
	1,281,306	1,021,826
Less accumulated depreciation	(677,587)	(579,020)
Property and equipment, net	$603,719	$442,806

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was $3,247 and $32,457 for the nine months ended September 30, 2020 and 2019, respectively. A summary of future amortization expense as of September 30, 2020 is as follows:

Years ended	Amortization Expense
2020 (3 months)	1,083
2021	2,165

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the nine months ended September 30, 2020 and 2019.

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

In accordance with ASC 842, components of a lease should be bifurcated between lease components and non-lease components. The fixed and in-substance fixed contract consideration identified must then be allocated based on the respective relative fair values to the lease components and non-lease components. However, ASC 842 provides a practical expedient that allows an accounting policy election to not separate lease and non-lease components by class of underlying assets. In using this expedient, the lease component and non-lease components are accounted for together as a single component. For real estate leases, the Company has elected to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. This practical expedient is not elected for manufacturing facilities and equipment embedded in product supply arrangements.

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

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the CIRM Award allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 6 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $2.6 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $5.7 million and $4.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $3.9 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $9.5 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For both the three months ended September 30, 2020 and 2019, the Company’s other comprehensive income (loss) was zero. For the nine months ended September 30, 2020 and 2019, the Company’s other comprehensive income (loss) was $757 and $(12,393), respectively.

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

In light of the increased uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the delay and/or suspension of the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company applied for a loan under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2002 (the “CARES Act”). On April 29, 2020, the Company was approved and received a loan of $318,160 (the “Loan”) under the SBA Paycheck Protection Program of the CARES Act. The Company utilized the funds for covered payroll costs, all which the Company believes were in accordance with the relevant terms and conditions of the CARES Act (see Note 2 – “Note Payable”).

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

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FASB ASC 260-10, Earnings per Share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive.

For the three and nine months ended September 30, 2020 and 2019, warrants and options to purchase 2,494,068 and 775,225 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019.

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

Paycheck Protection Program Loan

On April 7, 2020, Capricor applied to City National Bank (“CNB”) under the SBA Paycheck Protection Program of the CARES Act for the Loan in the amount of $318,160. On April 29, 2020, the Loan was approved and Capricor received the Loan proceeds, which we used for covered payroll costs in accordance with the relevant terms and conditions of the CARES Act.

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

The Loan may be forgiven partially or fully if the Loan proceeds are used for eligible purposes, including payroll costs, rent and utilities, provided that such amounts are incurred during an 8 or 24-week period that commenced on April 29, 2020. Any forgiveness of the Loan will be subject to approval by the SBA and CNB and will require Capricor to apply for such treatment. The Company plans to submit for forgiveness in the fourth quarter of 2020. In the event the Loan, or any portion thereof, is forgiven pursuant to the SBA, the amount forgiven is applied to the outstanding principal. Any unforgiven portion of the Loan will be payable in accordance with the terms of the Promissory Note as described above. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the Loan, it cannot be sure that it will be eligible for forgiveness, in whole or in part.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

3.	STOCKHOLDER’S EQUITY

Common Stock Sales Agreements

Since July 2019, the Company has entered into multiple Common Stock Sales Agreements with Wainwright establishing “at-the-market”, or ATM, programs by which Wainwright sold and may continue to sell our common stock at the market prices prevailing at the time of sale. Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. These programs are referred to below as the “July 2019 ATM Program,” the “August 2019 ATM Program,” and the “May 2020 ATM Program” based on when each program was initiated. In addition, the Company completed a public offering of its common stock in December 2019 and a warrant inducement offer in March 2020.

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

August 2019 ATM Program

On August 29, 2019, the Company initiated the August 2019 ATM Program. From August 29, 2019 through May 4, 2020, the Company sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.1 million. As of May 4, 2020, the August 2019 ATM Program has expired and been replaced with the May 2020 ATM Program described below.

May 2020 ATM Program

On May 4, 2020, the Company initiated the May 2020 ATM Program. The Company filed the May 2020 ATM with an aggregate offering price of up to $40.0 million. Since May 4, 2020 and through November 12, 2020, the Company has sold an aggregate of 3,599,359 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.42 per share for gross proceeds of approximately $23.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.8 million.

December 2019 Financing

In December 2019, the Company completed a public offering pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants (the “December 2019 Common Warrants”) to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated common warrant and $1.225 per pre-funded warrant and associated common warrant, for an aggregate purchase price of approximately $5.1 million. The Company issued (a) to each purchaser of shares in the offering a common warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the offering, and (b) to each purchaser of pre-funded warrants in the offering a common warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the offering. In connection with the offering, the Company issued to designees of Wainwright, the placement agent for the offering, warrants (the “December 2019 Placement Agent Warrants”) to purchase an aggregate of 203,915 shares of common stock. The December 2019 Placement Agent Warrants have an exercise price of $1.5325 per share, are immediately exercisable and expire in December 2024. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amount to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. As of September 30, 2020, 61,173 December 2019 Common Warrants remain outstanding under the December 2019 Financing.

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

The exercise of December 2019 Common Warrants by the Exercising Holder generated gross proceeds of approximately $4.9 million. Fees paid in conjunction with the Exercise Agreement, which included placement agent commissions, legal costs, and other offering expenses, amount to approximately $0.4 million. In connection with the Exercise Agreement, certain employees of the placement agent were issued new warrants (the “March 2020 Placement Agent Warrants”) to purchase an aggregate of 200,000 shares of common stock. The March 2020 Placement Agent Warrants have an exercise price of $1.5313 per share and expire in March 2025. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company’s Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and March 2020 Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020. As of September 30, 2020, 105,000 March 2020 Placement Agent Warrants remain outstanding under the March 2020 Warrant Inducement.

Outstanding Shares

At September 30, 2020, the Company had 20,211,602 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the nine months ended September 30, 2020:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019	7,501,696	$0.65
Granted	4,200,000	1.28
Exercised	(11,535,523)	0.87
Outstanding at September 30, 2020	166,173	$1.37

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
Type	Grant Date	September 30, 2020	December 31, 2019	Exercise Price per Share	Expiration Date
Common Warrants	12/19/2019	61,173	4,139,477	$1.10	12/19/2024
Common Warrants	12/19/2019	-	203,915	$1.5325	12/17/2024
Pre-Funded Warrants	12/19/2019	-	3,158,304	$0.001	N/A
Common Warrants	3/27/2020	105,000	-	$1.5313	3/27/2025
		166,173	7,501,696

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

As of September 30, 2020, 1,033,865 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended September 30, 2020 and 2019 were approximately $5.23 and $2.73 per share, respectively. The estimated weighted average fair value of the options granted during the nine months ended September 30, 2020 and 2019 were approximately $3.91 and $2.73 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Expected volatility	104% – 123%	106% – 128%
Expected term	5 – 6 years	5 – 6 years
Dividend yield	0%	0%
Risk-free interest rates	0.4 – 1.5%	1.4 – 1.6%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
General and administrative	$418,147	$170,428	$1,287,474	$423,318
Research and development	68,630	54,840	191,460	149,333
Total	$486,777	$225,268	$1,478,934	$572,651

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

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

4.	STOCK AWARDS, WARRANTS AND OPTIONS (Continued)

The following is a schedule summarizing employee and non-employee stock option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2020	754,913	$12.63	$-
Granted	1,788,058	2.00
Exercised	(63,774)	3.19	$329,035
Expired/Cancelled	(151,302)	5.78
Outstanding at September 30, 2020	2,327,895	$1.86	$8,078,197
Exercisable at September 30, 2020	802,347	$1.45	$3,057,187

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of September 30, 2020, the Company maintained approximately $34.9 million of uninsured deposits.

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of September 30, 2020, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to utilize these funds. As of September 30, 2020, approximately $2.3 million has been incurred under the terms of the award. We are currently completing all close-out documentation associated with this award.

7.	COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC (“Bubble Real Estate”) pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. Capricor subsequently entered into several amendments extending the term of the lease and modifying its terms. On January 11, 2019, Capricor entered into a Fourth Amendment to Lease (the “Fourth Lease Amendment”) with the Bubble Real Estate. Under the terms of the Fourth Lease Amendment, the lease term extension commenced on January 1, 2019 and ended on December 31, 2019 with a base rent of $25,867 per month. The Company delivered to the landlord a letter of credit in the amount of $232,803 to cover payments of rent for the remainder of the 2019 lease term, which was subsequently cancelled, with the funds being returned to Capricor. Effective January 1, 2020, the Company entered into a Fifth Amendment to Lease with the Bubble Real Estate pursuant to which we extended our lease for an additional year ending December 31, 2020 and reduced the square footage of the leased premises. The monthly rental payment is $16,229 for this annual period. Currently, we are exploring our ability to extend our lease on a month-to-month basis or will consider other short-term options.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

Capricor leases facilities from Cedars-Sinai Medical Center (“CSMC”) pursuant to a lease (the “Facilities Lease”) that was originally effective for a three-year period beginning June 1, 2014. Capricor has subsequently entered into several amendments extending the term of the lease and modifying its terms. From August 1, 2017 through March 1, 2019, total monthly rent was $19,756. Effective March 1, 2019, the square footage of the leased premises was reduced, resulting in a rent reduction of approximately $4,000 per month. In July 2019, Capricor exercised an option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2020 with a monthly lease payment of $15,805. In June 2020, the Company exercised its option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2021. In August 2020, the Company entered into a Fourth Amendment to the Facilities Lease with CSMC pursuant to which the Company was granted an additional option to extend the term of the Facilities Lease for a portion of the leased premises for an additional 12-month period through July 31, 2022 with a reduction of square footage and a monthly lease payment of approximately $10,700.

Included within the table below, future minimum rental payments to related parties totaled $158,050. A summary of future minimum rental payments required under operating leases as of September 30, 2020 is as follows:

Years ended	Operating Leases
2020 (3 months)	$96,102
2021	110,635

Expenses incurred under operating leases to unrelated parties for the three months ended September 30, 2020 and 2019 were $48,687 and $77,601, respectively, and $146,061 and $239,803 for the nine months ended September 30, 2020 and 2019, respectively. Expenses incurred under operating leases to related parties for each of the three months ended September 30, 2020 and 2019 were $47,415. Expenses incurred under operating leases to related parties for each of the nine months ended September 2020 and 2019 were $142,245 and $150,147, respectively.

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

Employee Severances

In the event of a termination, subject to certain conditions, the Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries. No liability has been recorded as of September 30, 2020.

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

On August 5, 2016, Capricor and CSMC entered into a Second Amendment to the Amended CSMC License Agreement (the “Second License Amendment”), pursuant to which the parties agreed to add certain patent applications to the schedule of patent rights set forth in the agreement. Under the Second License Amendment, (i) the description of scheduled patent rights was replaced by a revised schedule that includes six additional patent applications; (ii) Capricor paid an upfront fee of $2,500; and (iii) Capricor reimbursed CSMC approximately $10,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent applications.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

8.	LICENSE AGREEMENTS (Continued)

On December 26, 2017, Capricor entered into a Third Amendment to the Amended CSMC License Agreement thereby amending the CDCs License (the “Third License Amendment”).  Under the Third License Amendment, (i) the description of scheduled patent rights was replaced by a revised schedule that includes seven additional patent applications; and (ii) Capricor is required to reimburse CSMC approximately $50,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights.

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

On February 27, 2015, Capricor and CSMC entered into a First Amendment to Exosomes License Agreement (the “First Exosomes License Amendment”). Under the First Exosomes License Amendment, (i) the description of scheduled patent rights was replaced by a revised schedule that includes four additional patent applications; (ii) Capricor was required to pay CSMC an upfront fee of $20,000; (iii) Capricor was required to reimburse CSMC approximately $34,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights; and (iv) Capricor is required to pay CSMC certain defined product development milestone payments upon reaching certain phases of its clinical studies and upon receiving approval for a product from the FDA. The product development milestones range from $15,000 upon the dosing of the first patient in a Phase I clinical trial of a product to $75,000 upon receipt of FDA approval for a product.  The maximum aggregate amount of milestone payments payable under the Exosomes License Agreement, as amended, is $190,000.

On June 10, 2015, Capricor and CSMC entered into a Second Amendment to Exosomes License Agreement, thereby amending the Exosomes License Agreement further to add an additional patent application to the Schedule of Patent Rights.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

8.	LICENSE AGREEMENTS (Continued)

On August 5, 2016, Capricor and CSMC entered into a Third Amendment to the Exosomes License Agreement (the “Third Exosomes License Amendment”), pursuant to which the parties agreed to add certain patent applications to the schedule of patent rights under the agreement. Under the Third Exosomes License Amendment, (i) the description of scheduled patent rights was replaced by a revised schedule that includes three additional patent applications; (ii) Capricor paid CSMC an upfront fee of $2,500; and (iii) Capricor reimbursed CSMC approximately $16,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent applications.

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

On June 20, 2018, Capricor and CSMC entered into a Fifth Amendment to the Exosomes License Agreement (the “Fifth License Amendment”). Under the Fifth License Amendment, (i) the description of scheduled patent rights was replaced by a revised schedule that includes four additional patent applications; and (ii) Capricor is required to reimburse CSMC approximately $27,000 for attorneys’ fees and filing fees that were incurred in connection with the additional patent rights.

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

On August 19, 2020, Capricor and CSMC entered into the Seventh Amendment to the Exosomes License Agreement (the “Seventh License Amendment”). Under the Seventh License Amendment, (i) Capricor agrees that it shall be required to satisfy certain performance milestones with respect to product candidates covered by certain future patent rights in order to maintain an exclusive license to those future patent rights; failure to meet those milestones would cause CSMC to have the right to convert the license from exclusive to non-exclusive or co-exclusive, or to terminate the license, subject to Capricor’s right to license such patent rights for internal research purposes on a non-exclusive basis; (ii) CSMC acknowledges that Capricor has satisfied the performance milestones with respect to certain patent families corresponding to certain future patent rights, thereby maintaining its exclusive license to such patent rights; and (iii) CSMC and Capricor agree to make certain patent filings to update the inventors listed in such filings and to have CSMC exclusively license its interest therein to Capricor.

On August 28, 2020, Capricor and CSMC entered into the Eighth Amendment to the Exosomes License Agreement (the “Eighth License Amendment”). Under the Eighth Amendment, CSMC granted to Capricor an exclusive license to CSMC’s co-owned interests in two additional patent families.

Initiation of Sponsored Research Agreement

On April 1, 2020 we entered into a Sponsored Research Agreement (“SRA”), with Johns Hopkins University pursuant to which researchers in the lab of Dr. Stephen Gould will perform certain research activities in connection with our exosomes program. Pursuant to the SRA, we have agreed to fund certain research activities and will have the right to negotiate for exclusive or non-exclusive rights to intellectual property that may result from such research activities.

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

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease was on a month-to-month basis and was terminated effective September 1, 2020. For the nine months periods ended September 30, 2020 and 2019, Capricor recognized $20,000 and $22,500, respectively, in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

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

Payables to Related Party

As of September 30, 2020 and December 31, 2019, the Company had accounts payable and accrued expenses to related parties totaling $24,215 and $22,315, respectively. CSMC accounts for $24,215 and $12,315 of the total accounts payable and accrued expenses to related parties as of September 30, 2020 and December 31, 2019, respectively. CSMC expenses relate to research and development costs, license and patent fees, and facilities rent. During the nine months ended September 30, 2020 and 2019, the Company paid CSMC approximately $235,000 and $288,000, respectively, for such costs.

Related Party Clinical Trials

Capricor has agreed to provide CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. This product was developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs”, or REGRESS. Dr. Eduardo Marbán is the named principal investigator under the study. In March 2020, we were informed that the REGRESS study was put on clinical hold by the FDA. The information we received suggested that the issue was related to inadequate patient monitoring at the study site to assess safety for certain patients who were experiencing adverse events after receiving an intracoronary infusion of CAP-1002. The clinical hold was removed in August 2020 and the trial has been re-initiated. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells” or ALPHA. In both studies, Capricor is providing the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the nine months ended September 30, 2020 and 2019, the Company recognized approximately $67,000 and $283,000, respectively, as revenue. As of September 30, 2020, and December 31, 2019, zero and approximately $58,000, respectively, is outstanding and recorded in prepaid expenses and other current assets. As of September 30, 2020, there remains approximately $0.6 million to be received by the Company, subject to enrollment and certain conditions under the agreements. Due to the current COVID-19 pandemic, additional testing in each of the ALPHA and REGRESS trials has been delayed and as a result, purchases of additional doses of CAP-1002 have been delayed.

CAPRICOR THERAPEUTICS, INC.

Notes to CONDENSED CONSOLIDATED financial statements

(unaudited)

10.	SUBSEQUENT EVENTS

Additional Sales Under May 2020 ATM Program

Subsequent to September 30, 2020 and through November 12, 2020, the Company sold an aggregate of 195,902 common shares under the May 2020 ATM Program at an average price of approximately $4.73 per common share for gross proceeds of approximately $0.9 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $29,000.

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

CAP-1002 - Duchenne Muscular Dystrophy Program

We have completed HOPE-2, a Phase II clinical trial in the United States with our product candidate, CAP-1002, a cardiac cell derived therapy which was used to treat patients with late-stage DMD. The 12-month final top-line data showed improvements in multiple measures of upper limb, cardiac and respiratory function. We recently discussed this program with the FDA in a Type B meeting focusing on the data, next steps and a pathway to approval of a Biologics License Application, or BLA, for CAP-1002 in DMD. Consistent with our previous disclosures, the FDA has continued to encourage us to conduct a Phase III study, however at this time, we are still discussing the pathway forward for this program with the FDA. Additionally, we are actively seeking partners for this program.

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

In August 2020, we received FDA acceptance of our IND application for a clinical study of CAP-1002 in patients with severe or critical COVID-19. The INSPIRE trial is a Phase 2, randomized, double-blind, placebo-controlled study that will enroll up to 60 patients from multiple, geographically diverse trial sites across the United States. The study will enroll patients who have a confirmed diagnosis of SARS-CoV-2 and require supplemental oxygen. Patient participation will be a maximum of 13 weeks from screening. We recently initiated patient screening in this study and plan to begin actively enrolling patients in the fourth quarter.

Exosomes Program

We have also begun work on developing our exosomes platform technology as a next-generation vaccine and therapeutic platform investigating a variety of disorders. We are currently engaged in the development of two vaccine candidates for the potential prevention of COVID-19. The first vaccine candidate is a tripartite exosome/mRNA vaccine which is designed to elicit a protective, long-lasting immune response to SARS-CoV-2 by targeting all four structural proteins of the virus. Recently, we announced positive preclinical data from a study using our exosomal mRNA vaccine approach. The second candidate is an exosomal antigen vaccine which is a vesicle-based, nucleic acid-free formulation carrying all structural proteins of SARS-CoV-2. Concurrently, we are developing our clinical strategy to further evaluate these vaccine candidates.

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

Exosomes

Our pre-clinical data has shown that cardiosphere-derived cells mediate most of their therapeutic activities through the secretion of extracellular vesicles. Extracellular vesicles, including exosomes and microvesicles, are nano-scale, membrane-enclosed vesicles which are secreted by most cells and contain characteristic lipids, proteins and nucleic acids such as mRNA and microRNAs. They can signal through the binding and activation of membrane receptors or through the delivery of their cargo into the cytosol of target cells.

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

We are currently developing CAP-1002 for the treatment of DMD. We completed the positive HOPE-Duchenne Phase I/II trial in 2017 and then subsequently began the HOPE-2 Phase II trial in 2018. We reported positive interim 6-month results from HOPE-2 in the third quarter of 2019 and we reported final top-line 12-month results in May 2020. Our further plans with respect to the clinical development of CAP-1002 in DMD, including our decision to conduct a Phase III trial, will be based on the final guidance received from the FDA, our ability to secure funding necessary to conduct the trial should we decide to pursue that path and/or our ability to partner with another company to advance the development of CAP-1002 for DMD, as well as other factors, some of which are not known at this time.

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

In a recent Type B meeting with the FDA, we focused on the 12-month results from the HOPE-2 trial and discussed next steps and a pathway to approval of a Biologics License Application, or BLA, for CAP-1002 in DMD. Consistent with our previous disclosures, the FDA has continued to encourage us to conduct a Phase III study, however at this time, we are still discussing the pathway forward for this program with the FDA.

Additionally, we have initiated a technology transfer with Lonza Houston, Inc., a leading global contract manufacturing organization to prepare for commercial manufacturing of CAP-1002.

Additionally, we have initiated an open-label extension available to all patients who participated in the HOPE-2 study which includes those patients who received placebo and patients are now undergoing treatment.

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

CAP-1002 - Investigator Sponsored Clinical Trials:

Capricor has agreed to provide cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” Dr. Eduardo Marbán is the named principal investigator under the study. In March 2020, we were informed that the REGRESS study was put on clinical hold by the FDA. The information we received suggested that the issue was related to inadequate patient monitoring at the study site to assess safety for certain patients who were experiencing adverse events after receiving an intracoronary infusion of CAP-1002. The clinical hold was removed in August 2020 and the trial has been re-initiated. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In this trial, the investigational product is infused into the venous system via catheter into the right atrium. This trial is currently ongoing. In both studies, Capricor is providing the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which was estimated to be approximately $2.1 million over several years. Due to the current COVID-19 pandemic, additional testing in each of the ALPHA and REGRESS trials has been delayed and as a result, purchases of additional doses of CAP-1002 have been delayed.

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

We are developing two exosome vaccine candidates. The first vaccine candidate is a tripartite exosome/mRNA vaccine which is designed to elicit a protective, long-lasting immune response to SARS-CoV-2 by targeting all four structural proteins of the virus. Recently, in collaboration with researchers at Johns Hopkins University, we announced data from a preclinical study in mice using our exosome-based mRNA vaccine. The key findings of the data include the development of a safe exosome formulation capable of delivering functional mRNA in vitro and in vivo. Furthermore, the potential vaccine induced both antibody responses and cellular immunity to multiple proteins of SARS-CoV-2.

At this time, we are planning a Pre-IND meeting with the FDA to discuss next steps in the clinical development of this potential vaccine candidate.

The second candidate is an exosomal antigen vaccine which is a vesicle-based, nucleic acid-free formulation carrying all structural proteins of SARS-CoV-2. We are currently conducting preclinical studies on this potential vaccine candidate.

In conjunction with these efforts, we have entered into a Sponsored Research Agreement with Johns Hopkins University pursuant to which researchers in the lab of Dr. Stephen Gould will perform certain research activities in connection with our exosomes program and the further development of the platform.

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

Results of Operations

Revenue

Grant Income. Grant income for the three months ended September 30, 2020 and 2019 was approximately $17,000 and $101,000, respectively. Grant income related to the DoD Grant Award. The decrease relates to the timing of the award as the DoD Grant Award expired in September 2020 and we completed the aims under the award.

Grant income for the nine months ended September 30, 2020 and 2019 was approximately $0.2 million and $0.4 million, respectively.

Miscellaneous Income. Miscellaneous income for the three months ended September 30, 2020 and 2019 was zero and approximately $0.4 million, respectively. The miscellaneous income was related to providing cells for investigational purposes for clinical trials sponsored by CSMC. The decrease in miscellaneous income is due to delays in the clinical trials sponsored by CSMC caused by the COVID-19 pandemic.

Miscellaneous income for the nine months ended September 30, 2020 and 2019 was approximately $0.1 million and $0.4 million, respectively.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2020 and 2019 were approximately $1.3 million and $0.9 million, respectively. The increase of approximately $0.4 million in G&A expenses in the third quarter of 2020 compared to the same period of 2019 is primarily attributable to an increase of approximately $0.2 million in stock-based compensation expense. Furthermore, there was an increase of approximately $0.2 million attributable to an increase in salaries and other general expenses including investor relations expenses.

G&A expenses for the nine months ended September 30, 2020 and 2019 were approximately $4.0 million and $2.7 million, respectively. The increase of approximately $1.3 million in G&A expenses in the first nine months of 2020 compared to the same period of 2019 is primarily attributable to an increase of approximately $0.9 million in stock-based compensation expense. Additionally, there was an increase of approximately $0.5 million attributable to an increase in salaries and other general expenses including investor relations expenses and a decrease of approximately $0.1 million in rent.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2020 and 2019 were approximately $2.6 million and $0.9 million, respectively. The increase of approximately $1.7 million in R&D expenses in the third quarter of 2020 compared to the same period of 2019 is primarily due to the increase in research and development expenses related to our exosome program, technology transfer and manufacturing activities of CAP-1002. These activities resulted in an increase in expenses of approximately $0.9 million. Furthermore, there was an increase of approximately $0.8 associated with clinical development costs for CAP-1002 (DMD and COVID-19 clinical trials).

R&D expenses for the nine months ended September 30, 2020 and 2019 were approximately $5.7 million and $4.3 million, respectively. The increase of approximately $1.4 million in R&D expenses in the first nine months of 2020 compared to the same period of 2019 is primarily due to the timing of clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials). These activities resulted in a net increase of approximately $0.1 million. Furthermore, there was an increase of approximately $1.3 million in research and development expenses related to our exosome program, technology transfer and manufacturing activities of CAP-1002 for the nine months ended September 30, 2020 as compared to the same period in 2019.

Products Under Active Development

CAP-1002 – CAP-1002 is in its developmental stages. We expect to spend approximately $4.0 million to $6.0 million during 2020 on the further development of CAP-1002 for DMD and COVID-19, which expenses are primarily related to additional clinical, regulatory and manufacturing-related expenses. These figures are largely dependent on the next steps in our DMD and COVID-19 programs, the regulatory status of our programs with the FDA, and our ability to secure a partner for the potential future further clinical development of CAP-1002 for DMD, if necessary and various other factors.

Exosome Technologies – We expect to spend approximately $3.0 million to $5.0 million during 2020 on pre-clinical and other research expenses related to our exosomes program. Capricor is currently engaged in pre-clinical testing of exosomes as a potential vaccine for COVID-19. Additionally, we have entered into a Sponsored Research Agreement with Johns Hopkins University for further research related to our exosome platform technology. Further, on April 15, 2020 we filed an IND with the FDA to investigate CAP-2003 in patients with DMD.

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and exosomes programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding and a strategic partner. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

•	the number of trials and studies in a clinical program;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the rates of patient recruitment and enrollment;

•	the duration of patient treatment and follow-up;

•	the costs of manufacturing our product candidates;

•	the costs, requirements and timing of, and the ability to secure, regulatory approvals; and

•	additional delays caused by the COVID-19 pandemic.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2020 and December 31, 2019 and our net increase in cash, cash equivalents and restricted cash for the nine months ended September 30, 2020 and 2019, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	September 30, 2020	December 31, 2019
Cash, cash equivalents and marketable securities	$35,300	$9,885
Working capital	$33,213	$9,647
Stockholders’ equity	$36,187	$6,839

	Nine months ended September 30,
Cash flow data	2020	2019
Cash provided by (used in):
Operating activities	$(6,212)	$(5,036)
Investing activities	5,727	2,985
Financing activities	31,886	4,566
Net increase in cash, cash equivalents, and restricted cash	$31,401	$2,515

Our total cash, cash equivalents and marketable securities as of September 30, 2020 was approximately $35.3 million compared to approximately $9.9 million as of December 31, 2019. The increase in cash, cash equivalents and marketable securities from December 31, 2019 as compared to September 30, 2020 is primarily due to net proceeds related to financing activities of approximately $31.5 million and a net loss of approximately $9.5 million for the nine months ended September 30, 2020. As of September 30, 2020, we had approximately $5.8 million in total liabilities and approximately $33.2 million in net working capital.

Cash used in operating activities was approximately $6.2 million and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively. The difference of approximately $1.2 million in cash used in operating activities is due to an increase of approximately $3.3 million in net loss for the nine months ended September 30, 2020 as compared to the same period in 2019. Furthermore, there was an increase of approximately $1.5 million in accounts payable and accrued liabilities and an increase of approximately $0.9 million in stock-based compensation for the nine months ended September 30, 2020 as compared to the same period in 2019. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct pre-clinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activities of approximately $5.7 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash provided by investing activities for the nine months ended September 30, 2020 as compared to the same period of 2019 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $31.9 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2020 is primarily due to the approximate $31.5 million in net proceeds received from the May 2020 ATM Program and exercise of common warrants.

From inception through September 30, 2020, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from Janssen, a CIRM loan and a CIRM grant award. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. At this time, we believe our cash resources are sufficient to fund our operations for at least the next twelve months. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

Financing Activities by the Company

May 2020 ATM Program. On May 4, 2020, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $40.0 million, or the May 2020 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The May 2020 ATM Program was established under a Common Stock Sales Agreement, or the July 2019 Sales Agreement, with H.C. Wainwright & Co. LLC, or Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The July 2019 Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the July 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since May 4, 2020 and through November 12, 2020, the Company has sold an aggregate of 3,599,359 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.42 per share for gross proceeds of approximately $23.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $0.8 million.

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

The Company received aggregate gross proceeds of approximately $4.9 million from the exercise of the December 2019 Common Warrants by the Exercising Holder. These gross proceeds were reduced by fees due and payable to the placement agent for the transactions pursuant to the Exercise Agreement and New Warrants in the amount of $343,000, and further reduced by reimbursements to the placement agent for legal fees and other expenses. In addition, certain employees of the placement agent received new warrant, or the March 2020 Placement Agent Warrants, for shares of Common Stock equal to 5.0% of the New Warrants issued, or 200,000 shares. These March 2020 Placement Agent Warrants are exercisable immediately and have a term of exercise of 5 years. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company’s Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and March 2020 Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020. As of September 30, 2020, 61,173 December 2019 Common Warrants remain outstanding under the December 2019 Financing.

December 2019 Public Offering. In December 2019, the Company completed a public offering (the December Offering), pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants, or the December 2019 Common Warrants, to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated common warrant and $1.225 per pre-funded warrant and associated common warrant for an aggregate purchase price of approximately $5.1 million. The Company issued (a) to each purchaser of shares in the December Offering a common warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the December Offering, and (b) to each purchaser of pre-funded warrants in the December Offering a common warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the December Offering. All shares and warrants issued pursuant to the December Offering, other than the Placement Agent Warrants, were issued pursuant to our registration statement on Form S-1 (File No. 333-235358), which was initially filed with the Securities and Exchange Commission, or the SEC, on December 5, 2019, amended on December 13, 2019 and declared effective by the SEC on December 17, 2019. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amount to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. As of September 30, 2020, 105,000 March 2020 Placement Agent Warrants remain outstanding under the March 2020 Warrant Inducement.

August 2019 ATM Program. On August 29, 2019, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $1.95 million, or the August 2019 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The August 2019 ATM Program was established under the July 2019 Sales Agreement, which provided that Wainwright was entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the August 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC, on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since August 29, 2019 and through the date of filing, the Company sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.1 million. As of May 4, 2020, the August 2019 ATM Program has expired and been replaced with the May 2020 ATM Program.

July 2019 ATM Program. On July 22, 2019, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $1.8 million, or the July 2019 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The July 2019 ATM Program was established under the July 2019 Sales Agreement, which provides that Wainwright was entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the July 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. As of the expiration of the July 2019 ATM Program, the Company sold an aggregate of 418,450 shares of common stock under the July 2019 ATM Program at an average price of approximately $4.30 per share for gross proceeds of approximately $1.8 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $0.1 million.

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

As of September 30, 2020, Capricor’s liability balance for the CIRM Award was approximately $3.4 million. In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture CAP-2003. Under the terms of the award, disbursements will be made to Capricor over a period of approximately three years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to utilize these funds. As of September 30, 2020, approximately $2.3 million has been incurred under the terms of the award. We are currently completing all close-out documentation associated with this award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of September 30, 2020.

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

CIRM Grant Award

Capricor accounts for the disbursements under its CIRM Award as long-term liabilities. Capricor recognizes the CIRM grant disbursements as a liability as the principal is disbursed rather than recognizing the full amount of the grant award. After completing the CIRM funded research project and after the award period end date, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and the stage of development at the time the election is made. In June, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan could be up to five years from the date of execution of the applicable loan agreement; provided that the maturity date of the loan will not surpass the ten-year anniversary of the grant date of the CIRM Award. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than income.

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

In April 2019, the Company entered into a letter of credit as a security deposit for its lease agreement for corporate office space. The Company delivered to the landlord a letter of credit in the amount of $232,803 to cover payments of rent for the remainder of the 2019 lease term, which was subsequently cancelled and the funds were returned to Capricor. As such, no restricted cash is recorded as of September 30, 2020.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2020, the fair value of our cash and cash equivalents was approximately $35.3 million. Additionally, as of September 30, 2020, Capricor’s portfolio was classified as cash and cash equivalents, which consisted primarily of money market funds and bank money market accounts, which included short term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 15, 2007, by and among SMI Products, Inc., Nile Merger Sub, Inc. and Nile Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2007).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 7, 2013, by and among Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2013).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of September 27, 2013, by and between Nile Therapeutics, Inc., Bovet Merger Corp. and Capricor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2013).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020).

10.1	Seventh Amendment to Exclusive License Agreement, dated as of August 20, 2020, by and between Capricor, Inc. and Cedars-Sinai Medical Center.*#

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

* Filed herewith.

# Portions of the exhibit have been excluded because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: November 13, 2020	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)

