Form 10-Q
period 2021-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2021-05-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2021

or

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

As of May 13, 2021, there were 22,877,930 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;
●	the development of our drug and vaccine candidates, including when we expect to undertake, initiate and complete clinical trials of our drug and vaccine candidates;
●	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug (“IND”) filings, Clinical Trial Application (“CTA”) filings, New Drug Application (“NDA”) filings, and other regulatory submissions;
●	regulatory developments involving products, including the ability to obtain regulatory approvals or otherwise bring products to market;
●	the regulatory status of our drug and vaccine candidates, including our ability to obtain and maintain orphan drug, rare pediatric and RMAT designations for our lead product candidate, CAP-1002;
●	our use of clinical research centers, third party manufacturers and other contractors;
●	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;
●	our ability to manufacture products for clinical and commercial use;
●	our ability to protect our patents and other intellectual property;
●	the potential impact of COVID-19 on our business, including our ability to conduct clinical trials and further product candidate development;
●	our ability to raise additional financing and the terms of any additional financing;
●	our ability to market any of our products;
●	the implementation of our business model and strategic plans for our business, technologies and product candidates;
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements;
●	the impact of taxes on our business;
●	our ability to compete against other companies and research institutions;
●	our ability to expand our operations internationally;
●	the effect of potential strategic transactions on our business;
●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
●	our ability to attract and retain key personnel; and
●	the volatility of our stock price.

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Quarterly Report on Form 10 - Q.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2021	December 31, 2020
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$41,879,554	$32,665,874
Prepaid expenses and other current assets	736,358	1,011,209

TOTAL CURRENT ASSETS	42,615,912	33,677,083

PROPERTY AND EQUIPMENT, net	838,705	850,847

OTHER ASSETS
Intangible assets, net of accumulated amortization of $258,599 and $257,517, respectively	1,083	2,165
Other assets	88,701	88,701

TOTAL ASSETS	$43,544,401	$34,618,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,469,197	$2,724,593
Note payable, current	282,691	246,689

TOTAL CURRENT LIABILITIES	3,751,888	2,971,282

LONG-TERM LIABILITIES
Note payable, net of current	35,469	71,471
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,411,728	3,447,730

TOTAL LIABILITIES	7,163,616	6,419,012

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,797,930 and 20,577,123 shares issued and outstanding, respectively	22,798	20,577
Additional paid-in capital	129,547,669	116,216,966
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(93,189,682)	(88,037,759)

TOTAL STOCKHOLDERS’ EQUITY	36,380,785	28,199,784

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,544,401	$34,618,796

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2021	2020

REVENUE
Revenue	$40,816	$185,693

TOTAL REVENUE	40,816	185,693

OPERATING EXPENSES
Research and development	3,296,322	1,155,156
General and administrative	1,905,582	1,138,045

TOTAL OPERATING EXPENSES	5,201,904	2,293,201

LOSS FROM OPERATIONS	(5,161,088)	(2,107,508)

OTHER INCOME (EXPENSE)
Investment income	9,165	22,690

TOTAL OTHER INCOME (EXPENSE)	9,165	22,690

NET LOSS	(5,151,923)	(2,084,818)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	—	757

COMPREHENSIVE LOSS	$(5,151,923)	$(2,084,061)

Net loss per share, basic and diluted	$(0.23)	$(0.30)
Weighted average number of shares, basic and diluted	22,228,723	6,878,782

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2021
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY

Balance at December 31, 2020	20,577,123	$20,577	$116,216,966	$—	$(88,037,759)	$28,199,784

Issuance of common stock, net of fees	2,218,874	2,219	12,576,307	—	—	12,578,526

Stock-based compensation	—	—	752,962	—	—	752,962

Stock options exercised	1,933	2	1,434	—	—	1,436

Net loss	—	—	—	—	(5,151,923)	(5,151,923)

Balance at March 31, 2021	22,797,930	$22,798	$129,547,669	$—	$(93,189,682)	$36,380,785

	For the Three Months Ended March 31, 2020
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY

Balance at December 31, 2019	5,227,398	$5,227	$81,215,647	$(757)	$(74,380,731)	$6,839,386

Issuance of common stock, net of fees	444,500	446	4,459,764	—	—	4,460,210

Exercise of pre-funded common stock warrants	3,158,304	3,158	—	—	—	3,158

Exercise of common warrants	78,304	78	86,056	—	—	86,134

Issuance of shares in abeyance	280,000	280	(280)	—	—	—

Stock-based compensation	—	—	287,807	—	—	287,807

Unrealized gain on marketable securities	—	—	—	757	—	757

Net loss	—	—	—	—	(2,084,818)	(2,084,818)

Balance at March 31, 2020	9,188,506	$9,189	$86,048,994	$—	$(76,465,549)	$9,592,634

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,151,923)	$(2,084,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,137	32,975
Stock-based compensation	752,962	287,807
Change in assets - (increase) decrease:
Receivables	—	(30,659)
Prepaid expenses and other current assets	274,851	137,407
Other assets	—	12,228
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	744,603	426,904

NET CASH USED IN OPERATING ACTIVITIES	(3,329,370)	(1,218,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(6,130,193)
Proceeds from sales and maturities of marketable securities	—	12,117,000
Purchases of property and equipment	(36,912)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(36,912)	5,986,807

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	12,578,526	4,460,210
Proceeds from exercise of warrants	—	89,292
Proceeds from stock options	1,436	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,579,962	4,549,502

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,213,680	9,318,153

Cash and cash equivalents balance at beginning of period	32,665,874	3,899,328

Cash and cash equivalents balance at end of period	$41,879,554	$13,217,481

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company” or “we”), is a biotechnology company focused on the development of transformative cell- and exosome-based therapeutics for the treatment and prevention of a broad spectrum of diseases. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, has multiple active drug and vaccine candidates in various stages of development.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021, from which the December 31, 2020 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Certain reclassification of prior period amounts has been made to conform to the current year presentation.

Basis of Consolidation

Our condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Liquidity

The Company has historically financed its research and development activities as well as operational expenses from equity financings, government grants, a payment from a former collaboration partner, a loan award and a grant from the California Institute for Regenerative Medicine (“CIRM”).

Cash and cash equivalents as of March 31, 2021 were approximately $41.9 million, compared to approximately $32.7 million as of December 31, 2020. The Company has entered into various Common Stock Sales Agreements with H.C. Wainwright & Co. LLC ("Wainwright") to create at-the-market equity programs under which the Company from time to time offered and sold shares of its common stock, par value $0.001 per share (see Note 3 - "Stockholders' Equity").

The Company’s principal uses of cash are for research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

The Company’s future expenditures and capital requirements may be substantial and will depend on many factors, including, but not limited to, the following:

●	the timing and costs associated with its research and development activities, clinical trials and preclinical studies;
●	the timing and costs associated with the manufacturing of its product candidates;
●	the timing and costs associated with commercialization of its product candidates;
●	the number and scope of its research programs; and
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The most sensitive estimates relate to the assumptions used to estimate stock-based compensation expense. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $49,054 and $31,893 for the three months ended March 31, 2021 and 2020, respectively.

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2021	2020
Furniture and fixtures	$48,676	$48,676
Laboratory equipment	1,510,620	1,473,708
Leasehold improvements	47,043	47,043
	1,606,339	1,569,427
Less accumulated depreciation	(767,634)	(718,580)
Property and equipment, net	$838,705	$850,847

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and are amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Total amortization expense was $1,083 for each of the three months ended March 31, 2021 and 2020. A summary of future amortization expense as of March 31, 2021 is as follows:

Years ended	Amortization Expense
2021 (3 months)	$1,083

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the three months ended March 31, 2021 and 2020.

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

Revenue Recognition

The company applies ASU 606, Revenue from Contracts with Customers, for all contracts.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $3.3 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $5.2 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2021 and 2020, the Company’s other comprehensive income (loss) was zero and $757, respectively.

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

Business Uncertainty Related to the Coronavirus

As a result of the COVID-19 coronavirus, uncertainties have arisen that could potentially impact enrollment of and the ability to conduct clinical trials, deliverables related to contract performance, payments from trial sponsors including Cedars-Sinai Medical Center, as we describe further below, workforce stability, supply chain disruptions or delays, timing of grant disbursements as well as other potential business operations. While the disruption is currently expected to be temporary, there is considerable uncertainty around its expected duration and as a result, the Company is considering the impact of COVID-19 on its ability to conduct both preclinical development and clinical studies. In addition to potential impact on grant disbursements, there may be risks to the Company’s ability to obtain financing from other sources due to the impact of the coronavirus.  There could be other financial impacts on our business due to the coronavirus, the specifics of which are unknown at this time.

In light of uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the delays of the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company applied for a loan under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 29, 2020, the Company was approved and received a loan of $318,160 (the “Loan”) under the SBA Paycheck Protection Program of the CARES Act. The Company utilized the funds for covered payroll costs, all of which the Company believes were in accordance with the relevant terms and conditions of the CARES Act (see Note 2 – “Note Payable”).

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with guidance issued by the FASB, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations and comprehensive loss. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected stock option exercise behavior. For employees and directors, the expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company's estimate of expected volatility was based on the historical stock price of the Company. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options.

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

For the three months ended March 31, 2021 and 2020, warrants and options to purchase 3,793,237 and 5,307,944 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three months ended March 31, 2021 and 2020.

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

Carrying amounts reported in the balance sheet of cash and cash equivalents, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. The carrying amounts of the Company’s marketable securities are based on market quotations from national exchanges at the balance sheet date. Interest and dividend income are recognized separately on the income statement based on classifications provided by the brokerage firm holding the investments. The fair value of borrowings is not considered to be significantly different from its carrying amount because the stated rates for such debt reflect current market rates and conditions.

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

In October 2019, the FASB issued ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 in the first quarter of 2021. The adoption of this update did not have a material impact on the Company’s financial statements and footnote disclosures.

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

The Loan, which took the form of a promissory note issued by Capricor (the “Promissory Note”), had a two-year term, was set to mature on April 29, 2022, and was to bear interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness, were to commence 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 or 24 weeks). Loan payments were to be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower’s loan forgiveness amount to the lender. Capricor did not provide any collateral or guarantees for the Loan, nor did Capricor pay any facility charge to obtain the Loan. The Promissory Note provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse events. Capricor had the right to prepay the principal of the Loan at any time without incurring any prepayment charges.

The Company submitted a loan forgiveness application to CNB in the first quarter of 2021. The Loan was forgiven by the SBA in April 2021. The Company recognized a gain on forgiveness in April 2021.

3.            STOCKHOLDER’S EQUITY

ATM Programs and Other Offerings

The Company has established multiple “at-the-market”, or ATM, programs pursuant to a Common Stock Sales Agreement with Wainwright by which Wainwright sold and may continue to sell our common stock at the market prices prevailing at the time of sale. Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. These programs are referred to below as the “August 2019 ATM Program” and the “May 2020 ATM Program” based on when each program was initiated. In addition, the Company completed a public offering of its common stock in December 2019 and a warrant inducement offer in March 2020.

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

May 2020 ATM Program

On May 4, 2020, the Company initiated the May 2020 ATM Program. The Company filed the May 2020 ATM with an aggregate offering price of up to $40.0 million. Since May 4, 2020 and through May 13, 2021, the Company has sold an aggregate of 6,027,852 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.15 per share for gross proceeds of approximately $37.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $1.2 million.

December 2019 Financing

In December 2019, the Company completed a public offering pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants (the “December 2019 Common Warrants”) to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated common warrant and $1.225 per pre-funded warrant and associated common warrant, for an aggregate purchase price of approximately $5.1 million. The Company issued (a) to each purchaser of shares in the offering a common warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the offering, and (b) to each purchaser of pre-funded warrants in the offering a common warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the offering. In connection with the offering, the Company issued to designees of Wainwright, the placement agent for the offering, warrants (the "December 2019 Placement Agent Warrants") to purchase an aggregate of 203,915 shares of common stock. The December 2019 Placement Agent Warrants have an exercise price of $1.5325 per share, are immediately exercisable and expire in December 2024. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amount to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. As of March 31, 2021, 61,173 December 2019 Common Warrants remained outstanding under the December 2019 Financing.

March 2020 Warrant Inducement

On March 25, 2020, the Company entered into a letter agreement (the "Exercise Agreement") with a holder of December 2019 Common Warrants (the "Exercising Holder"). Pursuant to the Exercise Agreement, in connection with exercise by the Exercising Holder of the remaining 4,000,000 December 2019 Common Warrants held by the Exercising Holder which had not been previously exercised, the Company agreed to issue 4,000,000 additional warrants (the "New Warrants") to purchase Common Stock. The December 2019 Common Warrants had a per share exercise price of $1.10, and pursuant to the Exercise Agreement, the Exercising Holder agreed to pay $1.225 per share to cover both the exercise price of the December 2019 Common Warrants and a $0.125 per share purchase price for the New Warrants. The New Warrants have an exercise price of $1.27 per share. A total of 724,500 shares were issued to the Exercising Holder, with the remaining 3,275,500 shares being held in abeyance until such time as it would not result in the Exercising Holder exceeding its beneficial ownership limitation of 4.99% of the Company's outstanding common stock. In the second quarter of 2020, the Company issued all shares that were being held in abeyance.

The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act or Rule 506(b) promulgated thereunder. The New Warrants are exercisable immediately upon issuance, and have a term of exercise of 5 1/2 years.

The exercise of December 2019 Common Warrants by the Exercising Holder generated gross proceeds of approximately $4.9 million. Fees paid in conjunction with the Exercise Agreement, which included placement agent commissions, legal costs, and other offering expenses, amount to approximately $0.4 million. In connection with the Exercise Agreement, certain employees of the placement agent were issued new warrants (the "March 2020 Placement Agent Warrants") to purchase an aggregate of 200,000 shares of common stock. The March 2020 Placement Agent Warrants have an exercise price of $1.5313 per share and expire in March 2025. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company's Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and March 2020 Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020. As of March 31, 2021, 65,000 March 2020 Placement Agent Warrants remained outstanding under the March 2020 Warrant Inducement.

Outstanding Shares

At March 31, 2021, the Company had 22,797,930 shares of common stock issued and outstanding.

4.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the three months ended March 31, 2021:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	126,173	$1.32
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2021	126,173	$1.32

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		March 31,	December 31,	Exercise Price	Expiration
Type	Grant Date	2021	2020	per Share	Date

Common Warrants	12/19/2019	61,173	61,173	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
		126,173	126,173

Stock Options

The Company’s Board of Directors (the “Board”) has approved four stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), and (iv) the 2020 Equity Incentive Plan (the “2020 Plan”). In April 2021, the Board also approved the 2021 Equity Incentive Plan (the “2021 Plan”), however the 2021 Plan will not become effective unless and until it is approved by the shareholders of the Company. The Company is seeking stockholder approval for the 2021 Plan at its 2021 annual stockholders’ meeting.

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

As of March 31, 2021, 515,647 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended March 31, 2021 and 2020 were approximately $3.26 and $1.03 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Expected volatility	124%	104% - 107%
Expected term	6 years	5 - 6 years
Dividend yield	0%	0%
Risk-free interest rates	0.5%	0.9 - 1.5%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended March 31,
	2021	2020

General and administrative	$633,120	$247,497
Research and development	119,842	40,310
Total	$752,962	$287,807

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

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended March 31, 2021:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2020	2,361,873	$1.89	$4,236,737
Granted	1,333,824	3.74
Exercised	(2,133)	1.39	$10,928
Expired/Cancelled	(26,500)	4.18
Outstanding at March 31, 2021	3,667,064	$2.54	$8,076,356
Exercisable at March 31, 2021	1,075,207	$1.65	$3,304,023

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

5.            CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of March 31, 2021, the Company maintained approximately $41.5 million of uninsured deposits.

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of March 31, 2021, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercial-ready process to manufacture CAP-2003. Under the terms of the award, disbursements were made to Capricor over a period of approximately four years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to utilize these funds. The Company utilized approximately $2.3 million under the terms of the award. We are currently completing all close-out documentation associated with this award.

7.            COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC ("Bubble Real Estate") pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. Capricor subsequently entered into several amendments extending the term of the lease and modifying its terms. Effective January 1, 2021, we entered into a month-to-month lease amendment with the Bubble Real Estate. The lease is terminable by either party upon 90 days’ written notice to the other party. The monthly rental payment is $13,073.

Capricor leases facilities from Cedars-Sinai Medical Center (“CSMC”), a related party (see Note 9 – “Related Party Transactions”), pursuant to a lease (the “Facilities Lease”) that was originally effective for a three-year period beginning June 1, 2014.  Capricor has subsequently entered into several amendments extending the term of the lease and modifying its terms. In July 2020, Capricor exercised its option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2021 with a monthly lease payment of $15,805.  The Company has a further option to extend the Facilities Lease with respect to a portion of the leased premises through July 31, 2022 and a monthly lease payment of $10,707. At this time, we are actively evaluating new facilities for our research and development activities or the possible extension of our current lease.

Included within the table below, future minimum rental payments to related parties totaled $63,220. A summary of future minimum rental payments required under operating leases as of March 31, 2021 is as follows:

Years ended	Operating Leases
2021 (4 months)	$63,220

Expenses incurred under operating leases to unrelated parties for the three months ended March 31, 2021 and 2020 were $39,219 and $48,687, respectively. Expenses incurred under operating leases to related parties for each of the three months ended March 31, 2021 and 2020 were $47,415.

Legal Contingencies

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise.

Accounts Payable

During the normal course of business, disputes with vendors may arise. If a vendor dispute payment is probable and able to be estimated, we will record an estimated liability.

Other Funding Commitments

The Company is a party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specific products (see Note 8 – “License Agreements”).

Additionally, the Company is a party to various agreements with contract research organizations and contract manufacturers that generally provide for termination upon notice, with the exact amounts owed in the event of termination to be based on the timing of termination and the terms of the agreement.

Employee Severances

The Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability has been recorded as of March 31, 2021.

8.            LICENSE AGREEMENTS

Capricor’s Technology - CAP-1002 and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), Johns Hopkins University (“JHU”) and CSMC. Capricor has also entered into an exclusive license agreement for intellectual property rights related to exosomes with CSMC and a non-exclusive license agreement with JHU related to the imaging-based serology technology for COVID-19. In addition, Capricor has filed patent applications related to the technology developed by its own scientists.

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

License Agreement for Serology Diagnostic

Capricor and JHU entered into a Nonexclusive License Agreement (the “JHU Serology License Agreement”), effective January 6, 2021, which provides for the grant of a non-exclusive, world-wide, non-royalty-bearing license by JHU to Capricor to develop and commercialize licensed products under the licensed patent rights for COVID-19.

Cedars-Sinai Medical Center License Agreements

License Agreement for CDCs

On January 4, 2010, Capricor entered into an Exclusive License Agreement with CSMC (the “Original CSMC License Agreement”), for certain intellectual property related to its CDC technology. In 2013, the Original CSMC License Agreement was amended twice resulting in, among other things, a reduction in the percentage of sublicense fees which would have been payable to CSMC. Effective December 30, 2013, Capricor entered into an Amended and Restated Exclusive License Agreement with CSMC (the “Amended CSMC License Agreement”), which amended, restated, and superseded the Original CSMC License Agreement, pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified.

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

On March 20, 2015, August 5, 2016, December 26, 2017 and June 20, 2018, Capricor and CSMC entered into a number of amendments to the Amended CSMC License Agreement, pursuant to which the parties agreed to add and delete certain patent applications from the list of scheduled patents. Capricor reimbursed CSMC for certain attorneys’ fees and filing fees incurred in connection with the additional patent applications.

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

On February 27, 2015, June 10, 2015, August 5, 2016, December 26, 2017, June 20, 2018, September 25, 2018, August 19, 2020, August 28, 2020, and March 19, 2021 Capricor and CSMC entered into a number of amendments to the Exosomes License Agreement. Collectively, these amendments added additional patent applications and patent families to the Exosomes License Agreement, added certain defined product development milestone payments, modified certain milestone deadlines, and added certain performance milestones with respect to product candidates covered by certain future patent rights in order to maintain an exclusive license to those future patent rights; failure to meet those milestones would cause CSMC to have the right to convert the license from exclusive to non-exclusive or co-exclusive, or to terminate the license, subject to Capricor’s right to license such patent rights for internal research purposes on a non-exclusive basis.  These amendments also obligated Capricor to reimburse CSMC for certain attorneys’ fees and filing fees in connection with the additional patent applications and patent families.

Sponsored Research Agreement with Johns Hopkins University

On April 1, 2020 we entered into a Sponsored Research Agreement (the “SRA”), with JHU pursuant to which researchers in the lab of Dr. Stephen Gould will perform certain research activities in connection with our exosomes program.  Pursuant to the SRA, we have agreed to fund certain research activities and will have the right to negotiate for exclusive or non-exclusive rights to intellectual property that may result from such research activities.

9.            RELATED PARTY TRANSACTIONS

Lease and Sub-Lease Agreement

As noted above, Capricor is a party to lease agreements with CSMC (see Note 7 – “Commitments and Contingencies”), and CSMC has served as an investigative site in Capricor’s clinical trials. Additionally, Dr. Eduardo Marbán, who is a stockholder of Capricor Therapeutics and has participated from time to time as an observer at the Company’s meetings of the Board of Directors, is the Director of the Cedars-Sinai Smidt Heart Institute, and co-founder of Capricor.

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease was on a month-to-month basis and was terminated effective September 1, 2020. For the three months periods ended March 31, 2021 and 2020, Capricor recognized zero and $7,500, respectively, in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice.

In July 2020, Capricor entered into an Advisory Services Agreement with Dr. Eduardo Marbán whereby he was granted an option to purchase 50,000 shares of the Company's common stock.

Payables to Related Party

As of March 31, 2021 and December 31, 2020, the Company had accounts payable and accrued expenses to related parties totaling $321,334 and $8,972, respectively. CSMC accounts for all of the total accounts payable and accrued expenses to related parties as of each of March 31, 2021 and December 31, 2020, respectively. CSMC expenses relate to research and development costs, clinical trial costs, license and patent fees, and facilities rent. During the three months ended March 31, 2021 and 2020, the Company paid CSMC approximately $57,700 and $68,900, respectively, for such costs.

Related Party Clinical Trials

Capricor has agreed to provide CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. This product was developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs”, or REGRESS. Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells” or ALPHA. In both studies, Capricor is providing the necessary number of doses of cells and will receive a negotiated amount of monetary compensation which is estimated to be approximately $2.1 million over several years. For the three months ended March 31, 2021 and 2020, the Company recognized approximately $40,800 and $67,000, respectively, as revenue. As of March 31, 2021, and December 31, 2020, zero and approximately $56,000, respectively, is outstanding and recorded in prepaid expenses and other current assets. As of March 31, 2021, there remains approximately $0.6 million to be received by the Company, subject to enrollment and certain conditions under the agreements. Due to the current COVID-19 pandemic, additional testing in each of the ALPHA and REGRESS trials has been delayed and as a result, purchases of additional doses of CAP-1002 have been delayed.

10.          SUBSEQUENT EVENTS

JHU License Agreement for Exosome-based Vaccines and Therapeutics

Capricor and JHU entered into an Exclusive License Agreement (the “JHU Exosome License Agreement”) effective April 28, 2021 for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics. The JHU Exosome License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license by JHU to Capricor, with the right to sublicense, in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how.

Pursuant to the JHU Exosome License Agreement, JHU was paid an upfront license fee of $10,000 and Capricor has agreed to reimburse JHU for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor is required to meet certain development milestones for which a milestone payment fee shall be due and is obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a double-digit percentage of any non-royalty consideration received from any sublicenses. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to pay royalties on one or more third party patents as a requirement to make or sell a licensed product. In addition, Capricor will, beginning with the third year of the JHU Exosome License Agreement, be obligated to pay JHU a minimum annual royalty which is non-refundable but will be credited against royalties incurred by Capricor for the year in which the minimum annual royalty becomes due.

The JHU Exosome License Agreement will, unless sooner terminated, continue in each country until the date of expiration of the last to expire patent included within the patent rights in that country, or if no patents issue, then for 20 years. The JHU Exosome License Agreement may be terminated by Capricor upon 90 days’ written notice in its discretion and with 60 days’ notice with respect to any particular patent or application or as to any particular licensed product. The JHU Exosome License Agreement may also be terminated by either party if it fails to perform or otherwise breaches any of its obligations and fails to cure such breach within a 60-day cure period commencing upon notice. A material breach by Capricor may include (a) a delinquency with respect to payment or reporting; (b) the failure by Capricor to timely achieve a specified milestone or otherwise failing to diligently develop, commercialize, and sell licensed products throughout the term of the JHU Exosome License Agreement; (c) non-compliance with record keeping or audit obligations; (d) voluntary bankruptcy or insolvency of Capricor; and (e) non-compliance with Capricor’s insurance obligations.

Additional Sales Under May 2020 ATM Program

Subsequent to March 31, 2021 and through May 13, 2021, the Company sold an aggregate of 80,000 common shares under the May 2020 ATM Program at an average price of approximately $5.11 per common share for gross proceeds of approximately $409,000. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of the placement agent and legal fees in the aggregate amount of approximately $12,750.

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

Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development of transformative cell- and exosome-based therapeutics for the treatment and prevention of a broad spectrum of diseases.

Cell Therapy (CAP-1002) Program

CAP-1002 - Duchenne Muscular Dystrophy Program

We have completed HOPE-2, a Phase II clinical trial in the United States with our product candidate, CAP-1002, a cardiac cell derived therapy which was used to treat patients with late-stage Duchenne muscular dystrophy, or DMD. The 12-month top-line data showed improvements in multiple measures of upper limb, cardiac and respiratory functions. Following receipt of the 12-month data, we discussed this program with the FDA in a Type B meeting focusing on the data, next steps and a pathway to approval of a Biologics License Application, or BLA, for CAP-1002 in DMD. The FDA has continued to encourage us to conduct a Phase III study; at this time, however, we are still discussing the pathway forward for this program with the FDA and have not initiated a Phase III study. We recently submitted a new data package to the FDA for which we requested for an additional Type B meeting to further discuss our path towards registration for this product candidate. Additionally, we are actively seeking partners for this program.

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

Exosomes Program

Exosomes-Based Vaccine

We are currently engaged in the development of a vaccine candidate for the potential prevention of COVID-19. The vaccine candidate is a multivalent exosome-mRNA vaccine which is designed to elicit a protective, long-lasting immune response to SARS-CoV-2 by targeting multiple structural proteins of the virus.  In December 2020, we announced positive preclinical data from a study using our exosome-mRNA vaccine approach. We recently met with the FDA in a pre-IND meeting and are planning on filing an IND by the third quarter of 2021, subject to regulatory approval, for this vaccine for SARS-CoV-2. We have also been investigating an exosomal antigen vaccine which is a vesicle-based, nucleic acid-free formulation carrying multiple structural proteins of SARS-CoV-2.

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

Our platform builds on advances in fundamental RNA science, targeting technology and manufacturing, providing us the opportunity to build a broad pipeline of potential new therapeutic candidates. At this time, we are developing therapeutics and vaccines for infectious diseases, monogenic diseases and other indications. We recently entered into an Exclusive License Agreement with Johns Hopkins University for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics.

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

Our Technologies

Cardiosphere-Derived Cells (CAP-1002)

Our core cell therapy technology is based on cardiosphere-derived cells, or CDCs, a cardiac-derived cell therapy that was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since the initial publication in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to over 200 human subjects across several clinical trials. CDCs have been shown to exert potent immunomodulatory activity and to alter the immune system’s activity to encourage cellular regeneration. We have been developing allogeneic CDCs (CAP-1002) as a product candidate for the treatment of DMD, and investigating their effects on skeletal and cardiac function. Preclinical and clinical data support the therapeutic concept of administering CDCs as a means to address conditions in which the heart or skeletal muscle has been damaged.

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

We are currently developing CAP-1002 for the treatment of DMD. We completed the positive HOPE-Duchenne Phase I/II trial in 2017 and then subsequently began the HOPE-2 Phase II trial in 2018. We reported positive interim 6-month results from HOPE-2 in 2019 and we reported top-line 12-month results in May 2020. Our further plans with respect to the clinical development of CAP-1002 in DMD, including our decision to conduct a Phase III trial, will be based on the final guidance received from the FDA, our ability to secure funding necessary to conduct the trial should we decide to pursue that path, our ability to partner with another company to advance the development of CAP-1002 for DMD, and/or our ability to manufacture the product through a contract manufacturer, as well as other factors, some of which are not known at this time. Further, we have submitted a proposed Phase III protocol to the FDA. The size of the proposed Phase III trial is estimated to be approximately 60 patients and in our continuing discussions, FDA has indicated its acceptance of this potential study design.

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

In May 2020, we reported top-line 12-month results. The data showed improvements in upper limb, cardiac and respiratory functions with p-values of less than p=0.05 in multiple measures. The 12-month data showed statistically meaningful improvements in the PUL 2.0 in CAP-1002 treated patients (p=0.05) with a mean change of 2.4 points over placebo patients. We also came very close to significance with the PUL 1.2 mid-level with all the data (p=0.08) with a mean change of 2.8 points over placebo patients. With the exception of steroids, preservation of function in DMD is uncommon. The placebo patients declined consistent with natural history, but in the treated group, most patients were stable or improved throughout the one-year treatment period.

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

Study Results

12-Month Top-Line Efficacy Data:

12-Month Time-Point
	CAP-1002	Placebo
	n=8	n=12	p-value
Upper Limb Function
Mid-level PUL (version 1.2)	-2.1 (3.63)	-4.9 (2.57)	p=0.08
Shoulder + Mid + Distal PUL (version 1.2)	-2.3 -3.86	-6.4 -3.84	p=0.03
Shoulder + Mid + Distal PUL (version 2.0)	-1.3 -2.14	-3.7 -1.50	p=0.05

Cardiac
LV Ejection Fraction %	-0.33 -2.01	-1.89 -2.23	p=0.004
LV End-Diastolic Volume, Indexed mL/m2	-7.35 -6.10	0.00 -7.34	p=0.07
LV End-Systolic Volume, Indexed mL/m2	-3.10 -1.68	1.70 -5.02	p=0.01
Creatine Kinase-MB (% of total CK)	-0.50 -0.55	2.00 -1.00	p=0.006

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

In a Type B meeting with the FDA in 2020, we focused on the 12-month results from the HOPE-2 trial and discussed next steps and a pathway to approval of a BLA, for CAP-1002 in DMD. The FDA has continued to encourage us to conduct a Phase III study; at this time, however, we are still discussing the pathway forward for this program with the FDA and have not initiated a Phase III study.

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

Exosomes-Based Vaccine Platform

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

We are currently engaged in the development of a vaccine candidate for the potential prevention of COVID-19. The vaccine candidate is a multivalent exosome-mRNA vaccine which is designed to elicit a protective, long-lasting immune response to SARS-CoV-2 by targeting multiple structural proteins of the virus.  In December 2020, we announced positive preclinical data from a study using our exosome-mRNA vaccine approach. We recently met with the FDA in a pre-IND meeting and are planning on filing an IND by the third quarter of 2021, subject to regulatory approval, for this vaccine for SARS-CoV-2. We have also been investigating an exosomal antigen vaccine which is a vesicle-based, nucleic acid-free formulation carrying multiple structural proteins of SARS-CoV-2. We continue to assess this technology for potential uses within infectious diseases and potentially other uses.

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

Results of Operations

Revenue

Grant Income. Grant income for the three months ended March 31, 2021 and 2020 was approximately zero and $0.1 million, respectively. Grant income for the first quarter of 2020 related to the DoD Grant Award. The decrease relates to the timing of the award as the DoD Grant Award which expired in September 2020.

Miscellaneous Income. Miscellaneous income for the three months ended March 31, 2021 and 2020 was approximately $41,000 and $67,000, respectively. The miscellaneous income was related to providing cells for investigational purposes for clinical trials sponsored by CSMC. The decrease in miscellaneous income is due to delays in the clinical trials sponsored by CSMC caused by the COVID-19 pandemic.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2021 and 2020 were approximately $1.9 million and $1.1 million, respectively. The increase of approximately $0.8 million in G&A expenses in the first quarter of 2021 compared to the same period of 2020 is primarily attributable to an increase of approximately $0.4 million in stock-based compensation expense. Furthermore, there was an increase of approximately $0.1 million attributable to an increase in salaries, approximately $0.1 million related to insurance expenses, approximately $0.1 million for investor relations expenses, and approximately $0.1 million associated to legal expenses and other general expenses.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2021 and 2020 were approximately $3.3 million and $1.2 million, respectively. The increase of approximately $2.1 million in R&D expenses in the first quarter of 2021 compared to the same period of 2020 is primarily due to the timing of clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials). These activities resulted in a net increase of approximately $0.6 million. Furthermore, for the quarter ended March 31, 2021, there was an increase of approximately $0.7 million in research and development expenses primarily related to our exosomes program and an increase of approximately $0.7 million in technology transfer and manufacturing related activities of CAP-1002. Lastly, there was an increase of approximately $0.1 million in stock-based compensation expenses allocable to R&D for the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020.

Products Under Active Development

CAP-1002 – CAP-1002 is in its developmental stages. We expect to spend approximately $4.0 million to $6.0 million during 2021 on the development of CAP-1002 for DMD and COVID-19, which expenses are primarily related to clinical, regulatory and manufacturing-related expenses, including our technology transfer with Lonza Houston, Inc. These figures are largely dependent on the next steps in our DMD and COVID-19 programs, the regulatory status of our programs with the FDA, and our ability to secure a partner for the potential future further clinical development of CAP-1002 for DMD, if necessary and various other factors.

Exosome Technologies – We expect to spend approximately $10.0 million to $12.0 million during 2021 on development expenses related to our exosomes program, which includes preclinical and manufacturing related expenses for these technologies. Our expenses for this program are primarily related to our exosome-mRNA vaccine, which may include expenses related conducting a clinical trial, subject to regulatory approval, as well as expenses focused on the expansion of our engineered exosomes platform including the planned expansion of our research and development team. Furthermore, we have expenses in connection with our Sponsored Research Agreement with Johns Hopkins University for further research related to our exosome platform technology.

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

●	the number of trials and studies in a clinical program;
●	the number of patients who participate in the trials;
●	the number of sites included in the trials;
●	the rates of patient recruitment and enrollment;
●	the duration of patient treatment and follow-up;
●	the costs of manufacturing our product candidates;
●	the costs, requirements and timing of, and the ability to secure, regulatory approvals; and
●	additional delays caused by the COVID-19 pandemic.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2021 and December 31, 2020 and our net increase in cash and cash equivalents for the three months ended March 31, 2021 and 2020, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	March 31, 2021	December 31, 2020
Cash and cash equivalents	$41,880	$32,666
Working capital	$38,864	$30,706
Stockholders’ equity	$36,381	$28,200

	Three months ended March 31,
Cash flow data	2021	2020
Cash provided by (used in):
Operating activities	$(3,329)	$(1,218)
Investing activities	(37)	5,987
Financing activities	12,580	4,549
Net increase in cash and cash equivalents	$9,214	$9,318

Our total cash and cash equivalents as of March 31, 2021 was approximately $41.9 million compared to approximately $32.7 million as of December 31, 2020. The increase in cash and cash equivalents from December 31, 2020 to March 31, 2021 is primarily due to net proceeds related to financing activities of approximately $12.6 million and a net loss of approximately $5.2 million for the three months ended March 31, 2021. As of March 31, 2021, we had approximately $7.2 million in total liabilities and approximately $38.9 million in net working capital.

Cash used in operating activities was approximately $3.3 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. The difference of approximately $2.1 million in cash from operating activities is primarily due to an increase of approximately $3.1 million in net loss for the three months ended March 31, 2021 as compared to the same period in 2020. Furthermore, there was an increase of approximately $0.3 million in accounts payable and accrued liabilities and an increase of approximately $0.5 million in stock-based compensation for the three months ended March 31, 2021 as compared to the same period in 2020. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow used in investing activities of approximately $37,000 and provided by investing activities of $6.0 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in cash from investing activities for the three months ended March 31, 2021 as compared to the same period of 2020 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $12.6 million and $4.5 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2021 is primarily due to the approximate $12.6 million in net proceeds received from the May 2020 ATM Program and exercise of common warrants.

From inception through March 31, 2021, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from a former collaboration partner, a CIRM loan and a CIRM grant award. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. At this time, we believe our cash resources are sufficient to fund our operations for at least the next twelve months. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress and success of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements;
●	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
●	additional costs associated with maintaining licenses and insurance;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of regulatory approvals.

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

The July 2019 Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the July 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since May 4, 2020 and through May 13, 2021, the Company has sold an aggregate of 6,027,852 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.15 per share for gross proceeds of approximately $37.1 million. Approximately $2.9 million of common stock may still be sold pursuant to the May 2020 ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright and legal fees in the aggregate amount of approximately $1.2 million.

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

The Company received aggregate gross proceeds of approximately $4.9 million from the exercise of the December 2019 Common Warrants by the Exercising Holder. These gross proceeds were reduced by fees due and payable to the placement agent for the transactions pursuant to the Exercise Agreement and New Warrants in the amount of $343,000, and further reduced by reimbursements to the placement agent for legal fees and other expenses. In addition, certain employees of the placement agent received new warrants, or the March 2020 Placement Agent Warrants, for shares of Common Stock equal to 5.0% of the New Warrants issued, or 200,000 shares. These March 2020 Placement Agent Warrants are exercisable immediately and have a term of exercise of 5 years. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company’s Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and March 2020 Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020. As of March 31, 2021, 65,000 March 2020 Placement Agent Warrants remained outstanding under the March 2020 Warrant Inducement.

December 2019 Public Offering. In December 2019, the Company completed a public offering (the December Offering), pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants, or the December 2019 Common Warrants, to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated common warrant and $1.225 per pre-funded warrant and associated common warrant for an aggregate purchase price of approximately $5.1 million. The Company issued (a) to each purchaser of shares in the December Offering a common warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the December Offering, and (b) to each purchaser of pre-funded warrants in the December Offering a common warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the December Offering. All shares and warrants issued pursuant to the December Offering, other than the Placement Agent Warrants, were issued pursuant to our registration statement on Form S-1 (File No. 333-235358), which was initially filed with the Securities and Exchange Commission, or the SEC, on December 5, 2019, amended on December 13, 2019 and declared effective by the SEC on December 17, 2019. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amount to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. As of March 31, 2021, 61,173 December 2019 Common Warrants remained outstanding under the December 2019 Financing.

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of March 31, 2021, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercial-ready process to manufacture CAP-2003. Under the terms of the award, disbursements were made to Capricor over a period of approximately four years, subject to annual and quarterly reporting requirements. The Company was granted a no-cost extension until September 29, 2020 to be able to utilize these funds. The Company utilized approximately $2.3 million under the terms of the award. We are currently completing all close-out documentation associated with this award.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of March 31, 2021.

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

Revenue Recognition

The Company applies ASU 606, Revenue from Contracts with Customers, for all contracts.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our four stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), (iii) the 2012 Non-Employee Director Stock Option Plan, and (iv) the 2020 Equity Incentive Plan, or the 2020 Plan. In April 2021, the Board also approved the 2021 Equity Incentive Plan (the “2021 Plan”), however the 2021 Plan will not become effective unless and until it is approved by the shareholders of the Company. The Company is seeking stockholder approval for the 2021 Plan at its 2021 annual stockholders’ meeting.

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

In October 2019, the FASB issued ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 in the first quarter of 2021. The adoption of this update did not have a material impact on the Company’s financial statements and footnote disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2021, the fair value of our cash and cash equivalents was approximately $41.9 million. Additionally, as of March 31, 2021, Capricor’s investment portfolio was classified as cash and cash equivalents, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us.

Item 1A. Risk Factors.

Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 15, 2021, describes important risk factors that could cause our business, financial condition, results of operations and prospects to differ significantly from those suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or otherwise presented by us from time to time. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 15, 2021.

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

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: May 14, 2021	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)