Form 10-Q
period 2021-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2021-08-13
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2021

or

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

As of August 12, 2021, there were 23,022,155 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;
●	the development of our drug and vaccine candidates, including when we expect to undertake, initiate and complete clinical trials of our drug and vaccine candidates;
●	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug (“IND”) filings, Clinical Trial Application (“CTA”) filings, New Drug Application (“NDA”) filings, and other regulatory submissions;
●	regulatory developments involving products, including the ability to obtain regulatory approvals or otherwise bring products to market;
●	the regulatory status of our drug and vaccine candidates, including our ability to obtain and maintain orphan drug, rare pediatric and Regenerative Medicine Advanced Therapy (“RMAT”) designations for our lead product candidate, CAP-1002;
●	our use of clinical research centers, third party manufacturers and other contractors;
●	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;
●	our ability to manufacture products for clinical and commercial use;
●	our ability to procure materials necessary for the manufacture of our product candidates;
●	our ability to protect our patents and other intellectual property;
●	the potential impact of COVID-19 on our business, including our ability to conduct clinical trials and further product candidate development;
●	our ability to raise additional financing and the terms of any additional financing;
●	our ability to market any of our products;
●	the implementation of our business model and strategic plans for our business, technologies and product candidates;
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements;
●	the impact of taxes on our business;
●	our ability to compete against other companies and research institutions;
●	our ability to expand our operations internationally;
●	the effect of potential strategic transactions on our business;
●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
●	our ability to attract and retain key personnel; and
●	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2021	December 31, 2020
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$38,077,964	$32,665,874
Prepaid expenses and other current assets	653,336	1,011,209

TOTAL CURRENT ASSETS	38,731,300	33,677,083

PROPERTY AND EQUIPMENT, net	1,110,051	850,847

OTHER ASSETS
Intangible assets, net of accumulated amortization of $259,682 and $257,517, respectively	—	2,165
Other assets	88,701	88,701

TOTAL ASSETS	$39,930,052	$34,618,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,173,663	$2,724,593
Note payable, current	—	246,689

TOTAL CURRENT LIABILITIES	3,173,663	2,971,282

LONG-TERM LIABILITIES
Note payable, net of current	—	71,471
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,376,259	3,447,730

TOTAL LIABILITIES	6,549,922	6,419,012

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,998,434 and 20,577,123 shares issued and outstanding, respectively	22,998	20,577
Additional paid-in capital	131,295,080	116,216,966
Accumulated deficit	(97,937,948)	(88,037,759)

TOTAL STOCKHOLDERS’ EQUITY	33,380,130	28,199,784

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,930,052	$34,618,796

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

REVENUE
Revenue	$204,082	$49,864	$244,898	$235,557

TOTAL REVENUE	204,082	49,864	244,898	235,557

OPERATING EXPENSES
Research and development	3,497,275	1,927,473	6,793,597	3,082,629
General and administrative	1,789,974	1,610,237	3,695,556	2,748,282

TOTAL OPERATING EXPENSES	5,287,249	3,537,710	10,489,153	5,830,911

LOSS FROM OPERATIONS	(5,083,167)	(3,487,846)	(10,244,255)	(5,595,354)

OTHER INCOME (EXPENSE)
Investment income	16,741	3,692	25,906	26,382
Forgiveness of debt	318,160	—	318,160	—

TOTAL OTHER INCOME (EXPENSE)	334,901	3,692	344,066	26,382

NET LOSS	(4,748,266)	(3,484,154)	(9,900,189)	(5,568,972)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	—	—	—	757

COMPREHENSIVE LOSS	$(4,748,266)	$(3,484,154)	$(9,900,189)	$(5,568,215)

Net loss per share, basic and diluted	$(0.21)	$(0.23)	$(0.44)	$(0.51)
Weighted average number of shares, basic and diluted	22,861,051	15,130,685	22,546,634	11,004,733

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Six Months Ended June 30, 2021
					TOTAL
	COMMON STOCK		ADDITIONAL PAID-	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	EQUITY

Balance at December 31, 2020	20,577,123	$20,577	$116,216,966	$(88,037,759)	$28,199,784

Issuance of common stock, net of fees	2,218,874	2,219	12,576,307	—	12,578,526

Stock-based compensation	—	—	752,962	—	752,962

Stock options exercised	1,933	2	1,434	—	1,436

Net loss	—	—	—	(5,151,923)	(5,151,923)

Balance at March 31, 2021	22,797,930	$22,798	$129,547,669	$(93,189,682)	$36,380,785

Issuance of common stock, net of fees	200,504	200	1,035,112	—	1,035,312

Stock-based compensation	—	—	712,299	—	712,299

Net loss	—	—	—	(4,748,266)	(4,748,266)

Balance at June 30, 2021	22,998,434	$22,998	$131,295,080	$(97,937,948)	$33,380,130

	For the Six Months Ended June 30, 2020
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY

Balance at December 31, 2019	5,227,398	$5,227	$81,215,647	$(757)	$(74,380,731)	$6,839,386

Issuance of common stock, net of fees	444,500	446	4,459,764	—	—	4,460,210

Exercise of pre-funded common stock warrants	3,158,304	3,158	—	—	—	3,158

Exercise of common warrants	78,304	78	86,056	—	—	86,134

Issuance of shares in abeyance	280,000	280	(280)	—	—	—

Stock-based compensation	—	—	287,807	—	—	287,807

Unrealized gain on marketable securities	—	—	—	757	—	757

Net loss	—	—	—	—	(2,084,818)	(2,084,818)

Balance at March 31, 2020	9,188,506	$9,189	$86,048,994	$—	$(76,465,549)	$9,592,634

Issuance of common stock, net of fees	3,059,959	3,060	19,492,179	—	—	19,495,239

Exercise of common warrants	4,172,390	4,172	5,340,016	—	—	5,344,188

Issuance of shares in abeyance	3,275,500	3,276	(3,276)	—	—	—

Stock-based compensation	—	—	704,350	—	—	704,350

Stock options exercised	1,221	1	1,696	—	—	1,697

Net loss	—	—	—	—	(3,484,154)	(3,484,154)

Balance at June 30, 2020	19,697,576	$19,698	$111,583,959	$—	$(79,949,703)	$31,653,954

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,900,189)	$(5,568,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,332	65,614
Stock-based compensation	1,465,261	992,157
Forgiveness of debt	(318,160)	—
Change in assets - (increase) decrease:
Receivables	—	38,104
Prepaid expenses and other current assets	357,873	321,506
Other assets	—	37,162
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	449,070	879,589

NET CASH USED IN OPERATING ACTIVITIES	(7,843,813)	(3,234,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(6,130,193)
Proceeds from sales and maturities of marketable securities	—	12,117,000
Purchases of property and equipment	(359,371)	(107,458)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(359,371)	5,879,349

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	13,613,838	23,955,449
Proceeds from note payable	—	318,160
Proceeds from exercise of warrants	—	5,433,480
Proceeds from stock options	1,436	1,697

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,615,274	29,708,786

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,412,090	32,353,295

Cash and cash equivalents balance at beginning of period	32,665,874	3,899,328

Cash and cash equivalents balance at end of period	$38,077,964	$36,252,623

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company” or “we”), is a biotechnology company focused on the development of transformative cell and exosome-based therapeutics for the treatment and prevention of a broad spectrum of diseases. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, has multiple active drug and vaccine candidates in various stages of development.

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

Cash and cash equivalents as of June 30, 2021 were approximately $38.1 million, compared to approximately $32.7 million as of December 31, 2020. The Company has entered into a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC ("Wainwright") to create at-the-market equity programs under which the Company from time to time offered and sold shares of its common stock, par value $0.001 per share (see Note 3 - "Stockholders' Equity").

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $100,167 and $63,449 for the six months ended June 30, 2021 and 2020, respectively.

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2021	2020
Furniture and fixtures	$48,676	$48,676
Laboratory equipment	1,833,079	1,473,708
Leasehold improvements	47,043	47,043
	1,928,798	1,569,427
Less accumulated depreciation	(818,747)	(718,580)
Property and equipment, net	$1,110,051	$850,847

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Other intellectual property is expensed as incurred. Total amortization expense was $2,165 for each of the six months ended June 30, 2021 and 2020. All capitalized intellectual property has been fully amortized as of June 30, 2021

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the six months ended June 30, 2021 and 2020.

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

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award from CIRM (the “CIRM Award’) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 6 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $3.5 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $6.8 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $4.7 million and $3.5 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $9.9 million and $5.6 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities.

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

Business Uncertainty Related to the Coronavirus

As a result of the COVID-19 coronavirus, uncertainties have arisen that have impacted enrollment of and the ability to conduct clinical trials, deliverables related to contract performance, payments from trial sponsors including Cedars-Sinai Medical Center (“CSMC”), as we describe further below, workforce stability, supply chain disruptions or delays, timing of grant disbursements as well as other potential business operations. While the disruption is currently expected to be temporary, there is considerable uncertainty around its expected duration and as a result, the Company is considering the impact of COVID-19 on its ability to conduct both preclinical development and clinical studies. In addition to potential impact on grant disbursements, there may be risks to the Company’s ability to obtain financing from other sources due to the impact of the coronavirus.  There could be other financial impacts on our business due to the coronavirus, the specifics of which are unknown at this time.

In light of uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the delays of the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company applied for a loan under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 29, 2020, the Company was approved and received a loan of $318,160 (the “Loan”) under the SBA Paycheck Protection Program of the CARES Act (see Note 2 – “Note Payable”).

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

As of June 30, 2021 and 2020, warrants and options to purchase 3,748,962 and 2,607,117 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three and six months ended June 30, 2021 and 2020.

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

The Company submitted a loan forgiveness application to CNB in the first quarter of 2021. The Company was notified in April 2021 by the SBA that the Loan was forgiven. The Company recognized a gain on forgiveness in the second quarter of 2021.

3.            STOCKHOLDER’S EQUITY

ATM Programs and Other Offerings

The Company has established multiple “at-the-market” (“ATM”), programs pursuant to a Common Stock Sales Agreement with Wainwright by which Wainwright sold and may continue to sell our common stock at the market prices prevailing at the time of sale. Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. These programs are referred to below as the “August 2019 ATM Program,” the “May 2020 ATM Program,” and the “June 2021 ATM Program” based on when each program was initiated. In addition, the Company completed a public offering of its common stock in December 2019 and a warrant inducement offer in March 2020.

August 2019 ATM Program

On August 29, 2019, the Company initiated the August 2019 ATM Program. From August 29, 2019 through May 4, 2020, the Company sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.1 million. As of May 4, 2020, the August 2019 ATM Program has expired and been replaced with the May 2020 ATM Program described below.

May 2020 ATM Program

On May 4, 2020, the Company initiated the May 2020 ATM Program. The Company filed the May 2020 ATM with an aggregate offering price of up to $40.0 million. Since May 4, 2020 and through June 21, 2021, the Company sold an aggregate of 6,027,852 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.15 per share for gross proceeds of approximately $37.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $1.2 million. As of June 21, 2021, the May 2020 ATM Program has expired and been replaced with the June 2021 ATM Program described below.

June 2021 ATM Program

On June 21, 2021, the Company initiated the June 2021 ATM Program. The Company filed the June 2021 ATM with an aggregate offering price of up to $75.0 million. Since June 21, 2021 and through June 30, 2021, the Company sold an aggregate of 120,504 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.60 per share for gross proceeds of approximately $0.7 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $36,000. Additionally, subsequent to June 30, 2021, the Company sold shares under the June 2021 ATM Program (see Note 10 – “Subsequent Events”).

December 2019 Financing

In December 2019, the Company completed a public offering pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants (the “December 2019 Common Warrants”) to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated December 2019 Common Warrant and $1.225 per pre-funded warrant and associated December 2019 Common Warrant, for an aggregate purchase price of approximately $5.1 million. The Company issued (a) to each purchaser of shares in the offering a December 2019 Common Warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the offering, and (b) to each purchaser of pre-funded warrants in the offering a December 2019 Common Warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the offering. In connection with the offering, the Company issued to designees of Wainwright, the placement agent for the offering, warrants (the "December 2019 Placement Agent Warrants") to purchase an aggregate of 203,915 shares of common stock. The December 2019 Placement Agent Warrants have an exercise price of $1.5325 per share, are immediately exercisable and expire in December 2024. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amount to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. As of June 30, 2021, 61,173 December 2019 Common Warrants remained outstanding under the December 2019 Financing.

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

The exercise of December 2019 Common Warrants by the Exercising Holder generated gross proceeds of approximately $4.9 million. Fees paid in conjunction with the Exercise Agreement, which included placement agent commissions, legal costs, and other offering expenses, amount to approximately $0.4 million. In connection with the Exercise Agreement, certain employees of the placement agent were issued new warrants (the "March 2020 Placement Agent Warrants") to purchase an aggregate of 200,000 shares of common stock. The March 2020 Placement Agent

Warrants have an exercise price of $1.5313 per share and expire in March 2025. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company's Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and March 2020 Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020. As of June 30, 2021, 65,000 March 2020 Placement Agent Warrants remained outstanding under the March 2020 Warrant Inducement.

Outstanding Shares

At June 30, 2021, the Company had 22,998,434 shares of common stock issued and outstanding.

4.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the six months ended June 30, 2021:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	126,173	$1.32
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2021	126,173	$1.32

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		June 30,	December 31,	Exercise Price	Expiration
Type	Grant Date	2021	2020	per Share	Date

Common Warrants	12/19/2019	61,173	61,173	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
		126,173	126,173

Stock Options

The Company’s Board of Directors (the “Board”) has approved five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv) the 2020 Equity Incentive Plan (the “2020 Plan”), and (v) the 2021 Equity Incentive Plan (the “2021 Plan”).

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

On June 5, 2020, at the Company’s annual stockholder meeting, the stockholders approved the 2020 Plan with 2,500,000 shares of common stock reserved under the 2020 Plan for the issuance of stock awards. The number of shares available for issuance under the 2020 Plan shall be automatically increased on January 1 of each year, commencing with January 1, 2021, by an amount equal to the lesser of (i) 4% of the outstanding shares of Common Stock as of the last day of the immediately preceding fiscal year or (ii) such number of shares of Common Stock determined by the Compensation Committee in its sole discretion. For the fiscal year beginning on January 1, 2021, the number of shares added was equal to 823,084 shares. Upon approval of the 2021 Plan on June 11, 2021, no new shares will be added to the share reserve under the 2020 Plan pursuant to its “evergreen” provisions.

On June 11, 2021, at the Company’s annual stockholder meeting, the stockholders approved the 2021 Plan with 3,500,000 shares of common stock reserved under the 2021 Plan for the issuance of stock awards. The number of shares available for issuance under the 2021 Plan shall be automatically increased on January 1 of each year, commencing with January 1, 2022, by an amount equal to 5% of the outstanding shares of Common Stock as of the last day of the immediately preceding fiscal year.

As of June 30, 2021, 4,059,922 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended June 30, 2021 and 2020 were approximately $3.82 and $3.92 per share, respectively. The estimated weighted average fair value of the options granted during the six months ended June 30, 2021 and 2020 were approximately $3.27 and $3.75 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Expected volatility	123% - 124%	104% - 123%
Expected term	6 years	5 - 6 years
Dividend yield	0%	0%
Risk-free interest rates	0.5 - 1.1%	0.4 - 1.5%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

General and administrative	$625,141	$621,830	$1,258,261	$869,327
Research and development	87,158	82,520	207,000	122,830
Total	$712,299	$704,350	$1,465,261	$992,157

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

As of June 30, 2021, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $8.4 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The following is a schedule summarizing employee and non-employee stock option activity for the six months ended June 30, 2021:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2020	2,361,873	$1.89	$4,236,737
Granted	1,359,324	3.75
Exercised	(2,133)	1.39	$10,928
Expired/Cancelled	(96,275)	3.42
Outstanding at June 30, 2021	3,622,789	$2.55	$9,512,802
Exercisable at June 30, 2021	1,264,894	$1.80	$4,257,120

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

5.            CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of June 30, 2021, the Company maintained approximately $37.6 million of uninsured deposits.

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of June 30, 2021, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Capricor leases facilities from CSMC, a related party (see Note 9 – “Related Party Transactions”), pursuant to a lease (the “Facilities Lease”) that was originally effective for a three-year period beginning June 1, 2014.  Capricor has subsequently entered into several amendments extending the term of the lease and modifying its terms. In July 2020, Capricor exercised its option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2021 with a monthly lease payment of $15,805.  The Company has a further option to extend the Facilities Lease with respect to a portion of the leased premises through July 31, 2022 with a monthly lease payment of $10,707. In July 2021, the Company notified CSMC that it was exercising this option.

On July 16, 2021, the Company entered into a lease agreement for office and laboratory space located at 10865 Road to the Cure in San Diego, California (see Note 10 – “Subsequent Events”).

Included within the table below, future minimum rental payments to related parties totaled $15,805. A summary of future minimum rental payments required under operating leases as of June 30, 2021 is as follows:

Years ended	Operating Leases
2021 (1 month)	$15,805

Expenses incurred under operating leases to unrelated parties for the three months ended June 30, 2021 and 2020 were $39,219 and $48,687, respectively. Expenses incurred under operating leases to unrelated parties for the six months ended June 30, 2021 and 2020 were $78,438 and $97,374, respectively. Expenses incurred under operating leases to related parties for each of the three months ended June 30, 2021 and 2020 were $47,415. Expenses incurred under operating leases to related parties for each of the six months ended June 30, 2021 and 2020 were $94,830.

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

Employee Severances

The Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability has been recorded as of June 30, 2021.

8.            LICENSE AGREEMENTS

Capricor’s Technology - CAP-1002 and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), Johns Hopkins University (“JHU”) and CSMC. Capricor has also entered into an exclusive license agreement for intellectual property rights related to exosomes with CSMC and JHU as well as a non-exclusive license agreement with JHU related to the imaging-based serology technology for COVID-19. In addition, Capricor has filed patent applications related to the technology developed by its own scientists.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In May 2015, Capricor paid the development milestone related to the Phase I study that was owed to JHU pursuant to the terms of the JHU License Agreement. The next milestone is triggered upon successful completion of a full Phase II study for which a payment of $250,000 will be due. At this time, it is anticipated the $250,000 milestone payment will become due.

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

License Agreement for Exosome-based Vaccines and Therapeutics

Capricor and JHU entered into an Exclusive License Agreement (the “JHU Exosome License Agreement”) effective April 28, 2021 for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics. The JHU Exosome License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license of JHU’s co-owned rights by JHU to Capricor, with the right to sublicense, in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how.

Pursuant to the JHU Exosome License Agreement, JHU was paid an upfront license fee of $10,000 and Capricor has agreed to reimburse JHU for certain fees and costs incurred in connection with the prosecution of certain patent rights. Additionally, Capricor is required to meet certain development milestones for which a milestone payment fee shall be due and is obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a double-digit percentage of any non-royalty consideration received from any sublicenses, subject to certain exclusions. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to pay royalties on one or more third party patents as a requirement to make or sell a licensed product. In addition, Capricor will, beginning with the third year of the JHU Exosome License Agreement, be obligated to pay JHU a minimum annual royalty which is non-refundable but will be credited against royalties incurred by Capricor for the year in which the minimum annual royalty becomes due.

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

On March 20, 2015, August 5, 2016, December 26, 2017, June 20, 2018, and July 27, 2021, Capricor and CSMC entered into a number of amendments to the Amended CSMC License Agreement, pursuant to which the parties agreed to add and delete certain patent applications from the list of scheduled patents, among other things. Capricor reimbursed CSMC for certain attorneys’ fees and filing fees incurred in connection with the additional patent applications.

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

On February 27, 2015, June 10, 2015, August 5, 2016, December 26, 2017, June 20, 2018, September 25, 2018, August 19, 2020, August 28, 2020, and March 19, 2021, Capricor and CSMC entered into a number of amendments to the Exosomes License Agreement. Collectively, these amendments added additional patent applications and patent families to the Exosomes License Agreement, added certain defined product development milestone payments, modified certain milestone deadlines, and added certain performance milestones with respect to product candidates covered by certain future patent rights in order to maintain an exclusive license to those future patent rights; failure to meet those milestones would cause CSMC to have the right to convert the license from exclusive to non-exclusive or co-exclusive, or to terminate the license, subject to Capricor’s right to license such patent rights for internal research purposes on a non-exclusive basis.  These amendments also obligated Capricor to reimburse CSMC for certain attorneys’ fees and filing fees in connection with the additional patent applications and patent families.

Sponsored Research Agreement with Johns Hopkins University

On April 1, 2020 we entered into a Sponsored Research Agreement (the “SRA”), with JHU pursuant to which researchers in the lab of Dr. Stephen Gould are performing certain research activities in connection with our exosomes program.  Pursuant to the SRA, we are funding certain research activities and have the right to negotiate for exclusive or non-exclusive rights to intellectual property that may result from such research activities.

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

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease was on a month-to-month basis and was terminated effective September 1, 2020. For the six months ended June 30, 2021 and 2020, Capricor recognized zero and $15,000, respectively, in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice.

In July 2020, Capricor entered into an Advisory Services Agreement with Dr. Eduardo Marbán, co-founder and shareholder, whereby he was granted an option to purchase 50,000 shares of the Company's common stock.

Payables to Related Party

As of June 30, 2021 and December 31, 2020, the Company had accounts payable and accrued expenses to related parties totaling $375,651 and $8,972, respectively. CSMC accounts for $365,651 and $8,972 of the total accounts payable and accrued expenses to related parties as of each of June 30, 2021 and December 31, 2020, respectively. CSMC expenses relate to research and development costs, clinical trial costs, license and patent fees, and facilities rent. During the six months ended June 30, 2021 and 2020, the Company paid CSMC approximately $239,000 and $181,000, respectively, for such costs.

Related Party Clinical Trials

Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. This product was developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs”, or REGRESS. Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells” or ALPHA. In both studies, Capricor provided the necessary number of doses of cells and will receive a total of approximately $1.8 million of monetary compensation. For the six months ended June 30, 2021 and 2020, the Company recognized approximately $245,000 and $67,000, respectively, as revenue. As of June 30, 2021, and December 31, 2020, $206,000 and approximately $56,000, respectively, is outstanding and recorded in prepaid expenses and other current assets. CSMC informed us that the REGRESS and ALPHA studies have been completed and as a result, we do not expect to receive any further material revenues from these trials.

10.          SUBSEQUENT EVENTS

Additional Sales Under June 2021 ATM Program

Subsequent to June 30, 2021 and through August 12, 2021, the Company sold an aggregate of 21,971 common shares under the June 2021 ATM Program at an average price of approximately $5.68 per common share for gross proceeds of approximately $125,000. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the placement agent, as well as legal and accounting fees in the aggregate amount of approximately $4,000.

San Diego Research Lease Agreement

On July 16, 2021, the Company entered into a lease agreement with Altman Investment Co, LLC for 9,396 square feet of office and laboratory space located at 10865 Road to the Cure in San Diego, California. Under the terms of the lease, the base rent will be $0.6 million per year, which rent is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. This lease term commences on October 1, 2021 and will expire on September 30, 2026. The lease contains an option to renew for an additional term of five years.

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

Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for the treatment and prevention of a broad spectrum of diseases.

Cell Therapy (CAP-1002) Program

CAP-1002 - Duchenne Muscular Dystrophy Program

We have completed HOPE-2, a Phase II clinical trial in the United States with our product candidate, CAP-1002, a cardiac cell derived therapy which was used to treat patients with late-stage Duchenne muscular dystrophy (“DMD”). The 12-month top-line data showed improvements in multiple measures of upper limb, cardiac and respiratory functions. In the final statistical analysis for our HOPE-2 trial, we met our primary efficacy endpoint of Mid-level PUL (version 1.2), our secondary endpoint of Full PUL (version 2.0) and secondary cardiac endpoints of LV Ejection Fraction and LV End-Systolic Volume, indexed. The full dataset has been submitted for publication. We have had multiple discussions with the U.S. Food and Drug Administration (the “FDA”) focusing on the data, next steps and a pathway to approval of a Biologics License Application (“BLA”), for CAP-1002 in DMD. The FDA has continued to encourage us to conduct a Phase III study.

At this time, we have decided to commence start-up activities for the Phase III study. Additionally, we are actively seeking a partner for this program.

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

In August 2020, we received FDA acceptance of our Investigational New Drug (“IND”) application for a clinical study of CAP-1002 in patients with severe or critical COVID-19. The INSPIRE trial is a Phase II, randomized, double-blind, placebo-controlled study that is enrolling up to 60 patients from several trial sites in the United States. The study is enrolling patients who have a diagnosis of SARS-CoV-2 and require supplemental oxygen. Various outcome measures will be analyzed including, but not limited to, safety, cytokine biomarkers, all-cause mortality, cardiac biomarkers and hospitalization length. We plan to have top-line data available in the near future. Following receipt of this data, we will discuss next steps for the program with FDA. Additionally, we are actively seeking partners for this program.

Exosomes Program

Exosomes-Based Vaccine

We are currently engaged in the development of a vaccine candidate for the potential prevention of COVID-19. The vaccine candidate is a multivalent exosome-mRNA vaccine which is designed to elicit a protective, long-lasting immune response to SARS-CoV-2 by targeting multiple structural proteins of the virus.  In December 2020, we announced positive preclinical data from a study using our exosome-mRNA vaccine approach. We met with the FDA in a pre-IND meeting and are planning on filing an IND in the fourth quarter of 2021, subject to regulatory approval, for this vaccine for SARS-CoV-2. We have also been investigating an exosomal antigen vaccine which is a vesicle-based, nucleic acid-free formulation carrying multiple structural proteins of SARS-CoV-2.

Exosome-Based Therapeutics

We are also developing our exosomes platform technology as a next-generation therapeutic platform. Our current focus is on the development of exosomes loaded with nucleic acids, including mRNA, to treat a variety of diseases. mRNA medicines are not small molecules, like traditional pharmaceutical drugs and they are not traditional biologics (such as recombinant proteins and monoclonal antibodies), which were the origins of the biotech industry. Instead, mRNA medicines are sets of instructions. And these instructions direct cells in the body to make all the proteins required for life as well as to prevent or fight disease.

Our platform builds on advances in fundamental RNA science, targeting technology and manufacturing, providing us the opportunity to build a broad pipeline of potential new therapeutic candidates. At this time, we are developing therapeutics and vaccines for infectious diseases, monogenic diseases and other indications. We recently entered into an Exclusive License Agreement (the “JHU Exosomes License Agreement”) with Johns Hopkins University (“JHU”) for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics.

CDC-Derived Exosomes (CAP-2003)

In April 2020, we filed an IND with the FDA to investigate the use of CAP-2003 in patients with DMD. At this time, the FDA has requested more information related to manufacturing and we are evaluating the next steps for this program. We need to submit further information to FDA to support the potential acceptance of this IND.

Additionally, in July 2018, we entered into a Cooperative Research and Development Agreement with the U.S. Army Institute of Surgical Research (“USAISR”), pursuant to which we agreed to cooperate in research and development on the evaluation of our CAP-2003 for the treatment of trauma related injuries and conditions. We recently, in collaboration with the USAIRSR, published a manuscript demonstrating CAP-2003 as a potential antishock therapeutic, if delivered early.

Aspects of our exosomes pipeline have been supported through collaborations and alliances. We have entered into a Sponsored Research Agreement (the “SRA”) with JHU, pursuant to which researchers in the lab of Dr. Stephen Gould are performing certain research activities in connection with our exosomes program and the further development of the platform. Additional collaborations include the Department of Defense (“DoD”), the National Institutes of Health (“NIH”) and Cedars-Sinai Medical Center (“CSMC”).

Our executive offices are located at 8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California 90211. Our telephone number is (310) 358-3200 and our Internet address is www.capricor.com.

Our Technologies

Cardiosphere-Derived Cells (CAP-1002)

Our core cell therapy technology is based on cardiosphere-derived cells (“CDCs”), a cardiac-derived cell therapy that was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since the initial publication in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to over 200 human subjects across several clinical trials. CDCs have been shown to exert potent immunomodulatory activity and to alter the immune system’s activity to encourage cellular regeneration. We have been developing allogeneic CDCs (CAP-1002) as a product candidate for the treatment of Duchenne muscular dystrophy (“DMD”), and investigating their effects on skeletal and cardiac function. Preclinical and clinical data support the therapeutic concept of administering CDCs as a means to address conditions in which the heart or skeletal muscle has been damaged.

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

CDCs are derived from cardiospheres (“CSps”), which are self-adherent multicellular clusters derived from the heart. CDCs are sufficiently small that, within acceptable dose limits, they can be infused into a coronary artery or into the peripheral vasculature. Capricor has performed clinical studies to establish the range of CDC dose levels that appear to be safe via intracoronary administration and peripheral venous access.

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

CAP-1002 for the Treatment of Duchenne Muscular Dystrophy

Based on our understanding of the mechanism of action of CAP-1002, which has been seen in preclinical models of DMD, we believe that CAP-1002 has the potential to decrease inflammation and slow muscle degeneration while exerting positive effects on muscle regeneration, all of which may translate into patients retaining muscle function for a longer period of time. Data supporting peripheral intravenous route of administration of CAP-1002 in the DMD setting has been provided by preclinical mouse studies where CDCs, the active ingredient in CAP-1002, have been shown to increase exercise capacity and diaphragmatic function.

We are currently developing CAP-1002 for the treatment of DMD. We completed the HOPE-Duchenne Phase I/II trial in 2017 and then subsequently began the HOPE-2 Phase II trial in 2018. We reported positive interim 6-month results from HOPE-2 in 2019 and we reported top-line 12-month results in May 2020. We have recently decided to commence start-up activities for a Phase III pivotal trial to be called HOPE-3. We have submitted a protocol to the FDA for its review. The size of the proposed Phase III trial is estimated to be approximately 65-75 patients. Further, our plan is to secure a partner to take CAP-1002 through commercialization. We do not intend to commence patient enrollment until we have secured a partner or other source of additional non-dilutive capital.

Phase II HOPE-2 Clinical Trial

HOPE-2 was a randomized, double-blind, placebo-controlled clinical trial which was conducted at multiple sites located in the United States. We randomized 20 patients in our HOPE-2 clinical trial. Approximately 80% of the patients were non-ambulant and all patients were on a stable regimen of steroids. Demographic and baseline characteristics were similar between the two treatment groups. The clinical trial was designed to evaluate the safety and efficacy of repeat, intravenous, or IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and who are on a stable regimen of systemic glucocorticoids.

While there are many clinical initiatives in DMD, HOPE-2 was one of the very few to focus on non-ambulant patients. These boys and young men are looking to maintain what function they have in their arms and hands, and Capricor’s previous study of a single intracoronary dose of CAP-1002 provided preliminary evidence of efficacy that CAP-1002 may be able to help DMD patients retain or slow the loss of upper limb function.

The primary efficacy endpoint of the HOPE-2 trial was the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities were measured through the Performance of the Upper Limb (“PUL”), test. In the HOPE-2 study, we have evaluated these through both the PUL 1.2 and 2.0 versions. Although the PUL 1.2 version for the mid-level was the primary endpoint established for the trial, we also conducted an analysis using the PUL 2.0 version as the FDA suggested the use of the updated PUL 2.0 version as the primary efficacy endpoint in support of a Biologics License Application (“BLA”). HOPE-2 assessed the mid-level dimension of the PUL which evaluates one’s ability to use muscles extending from the elbow to the hand, which muscles are essential for operating wheelchairs and performing other daily functions. In HOPE-2, additional secondary and exploratory endpoints such as cardiac function, pulmonary function, quality of life and additional measures were included.

In July 2019, we reported interim top-line results from a pre-specified interim analysis of 6-month data from the HOPE-2 trial, which showed meaningful results across several independent clinical measures.

In May 2020, we reported top-line 12-month results. The top-line data showed improvements in upper limb, cardiac and respiratory functions with p-values of less than p=0.05 in multiple measures. With the exception of steroids, preservation of function in DMD is uncommon. The placebo patients declined consistent with natural history, but in the treated group, most patients were stable or improved throughout the one-year treatment period.

The top-line data also showed global improvements in cardiac function as measured by ejection fraction and indexed volumes (LVESV, LVEDV). These are surrogate measures of cardiac function and are considered significant in terms of relevance to long term outcomes. Additionally, there was also a reduction in the biomarker CK-MB, an enzyme that is only released when there is cardiac muscle cell damage. In normal human subjects, there is typically no CK-MB measurable in the blood. It is well accepted that continuous muscle cell damage in DMD leads to pathologically high enzyme levels associated with cardiac muscle cell loss. In HOPE-2 treatment with CAP-1002 was associated with a reduction in CK-MB levels as compared to placebo (p=0.006). This is the first ever study in DMD that correlates cardiac functional stabilization with reduction of a biomarker of cell damage.

Study Results

12-Month Top-Line Efficacy Data*:

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

*The final 12-month data from the HOPE-2 study has been submitted for publication

Safety

CAP-1002 was generally safe and well tolerated throughout the study. With the exception of hypersensitivity reactions which were mitigated with a common pre-medication regimen, no safety signals were identified in the HOPE-2 trial.

Phase I/II HOPE-Duchenne Clinical Trial

We have completed the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in patients with cardiomyopathy associated with

DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either CAP-1002 on top of usual care or usual care only. In patients receiving CAP-1002, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients were observed over the course of 12 months. Efficacy was evaluated according to several exploratory outcome measures. This study was funded in part through a grant award (the”CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”). In January 2019, this study was published in the online issue of Neurology, the medical journal of the American Academy of Neurology.

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

In February 2018, we were notified by the FDA Office of Tissues and Advanced Therapies, that we were granted the RMAT, designation for CAP-1002 for the treatment of DMD. The FDA grants the RMAT designation to regenerative medicine therapies intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates a potential to address unmet medical needs for that condition. The RMAT designation makes therapies eligible for the same actions to expedite the development and review of a marketing application that are available to drugs that receive fast track or breakthrough therapy designation – including increased meeting opportunities, early interactions to discuss any potential surrogate or intermediate endpoints and the potential to support accelerated approval. CAP-1002 is one of the few therapies currently in development to help non-ambulant patients with DMD. To receive the RMAT designation, we submitted data from the HOPE-Duchenne Trial.

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

CAP-1002 - Investigator Sponsored Clinical Trials:

Capricor provided cells for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs, or the REGRESS trial. Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells, or the ALPHA trial. In this trial, the investigational product was infused into the venous system via catheter into the right atrium. CSMC informed us that the REGRESS and ALPHA studies have been completed and as a result, we do not expect to receive any further material revenues from these trials.

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

In conjunction with these expansion efforts, we have entered into the SRA with JHU pursuant to which researchers in the lab of Dr. Stephen Gould are performing certain research activities in connection with our exosomes program and the further development of the platform.

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

Furthermore, we recently entered into the JHU Exosome License Agreement with JHU for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics as well as a non-exclusive license to intellectual property, know-how and data with JHU related to a new imaging-based serology test platform for COVID-19. This platform, which is amenable to a vast array of serology applications, has been applied to the analysis of patient antibodies to multiple SARS-CoV-2 proteins, including spike, nucleocapsid, and membrane. The development of this companion diagnostic allows us to accurately evaluate the effects of our vaccines and therapeutics and we intend to explore the potential for partnership opportunities for this technology.

Engineered Exosomes Platform

Building upon the natural ability of exosomes for intercellular communication, we are focused on engineering exosomes to load them with different macromolecules. We are actively developing an engineered exosomes platform for the delivery of nucleic acids, including mRNA, for a variety of different diseases. In collaboration with researchers at JHU, we recently published data demonstrating exosome-mediated delivery of mRNAs with enhanced expression and lower toxicity compared to lipid nanoparticles. Additionally, we showed functional enzyme expression and real-time imaging of mRNA expression in live animals. Building on this platform, we have promising data for enhanced targeting of exosomes. Our plan is to actively develop this platform for a broad spectrum of diseases.

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

Research and development (“R&D) expenses consist primarily of salaries and related personnel costs, supplies, clinical trial costs, patient treatment costs, rent for laboratories and manufacturing facilities, consulting fees, costs of personnel and supplies for manufacturing, costs of service providers for preclinical, clinical and manufacturing, and certain legal expenses resulting from intellectual property prosecution, stock compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates. Except for certain capitalized intangible assets, R&D costs are expensed as incurred.

General and administrative (“G&A”) expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, stock compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

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

Results of Operations

Revenue

Grant Income. Grant income for the three months ended June 30, 2021 and 2020 was zero and approximately $50,000, respectively. Grant income for the second quarter of 2020 related to the DoD Grant Award. The decrease relates to the timing of the award as the DoD Grant Award expired in September 2020.

Grant income for the six months ended June 30, 2021 and 2020 was zero and approximately $0.2 million, respectively.

Miscellaneous Income. Miscellaneous income for the three months ended June 30, 2021 and 2020 was approximately $0.2 million and zero, respectively. The miscellaneous income was related to providing cells for investigational purposes for clinical trials sponsored by CSMC. During 2020, the clinical trials sponsored by CSMC had delays caused by the COVID-19 pandemic.

Miscellaneous income for the six months ended June 30, 2021 and 2020 was approximately $0.2 million and $0.1 million, respectively.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2021 and 2020 were approximately $1.8 million and $1.6 million, respectively. The increase of approximately $0.2 million in G&A expenses in the second quarter of 2021 compared to the same period of 2020 is primarily attributable to an increase of approximately $0.2 million in salaries and recruiting expense. Furthermore, there was an increase of approximately $0.1 million attributable to an increase in insurance expenses and approximately $0.1 million related to other general expenses while there was a decrease of approximately $0.1 million for investor relations expenses and approximately $0.1 million for legal expenses.

G&A expenses for the six months ended June 30, 2021 and 2020 were approximately $3.7 million and $2.7 million, respectively. The increase of approximately $1.0 million in G&A expenses in the first half of 2021 compared to the same period of 2020 is primarily attributable to an increase of approximately $0.6 million in salaries, recruiting, and stock-based compensation expense. Furthermore, there was an increase of approximately $0.2 million attributable to an increase in insurance expense and approximately $0.1 million related to other general expenses.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2021 and 2020 were approximately $3.5 million and $1.9 million, respectively. The increase of approximately $1.6 million in R&D expenses in the second quarter of 2021 compared to the same period of 2020 is primarily due to the timing of clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials). These activities resulted in a net increase of approximately $0.4 million. Furthermore, for the quarter ended June 30, 2021, there was an increase of approximately $0.6 million in research and development expenses primarily related to our exosomes program and an increase of approximately $0.6 million in technology transfer and manufacturing related activities of CAP-1002.

R&D expenses for the six months ended June 30, 2021 and 2020 were approximately $6.8 million and $3.1 million, respectively. The increase of approximately $3.7 million in R&D expenses in the first half of 2021 compared to the same period of 2020 is primarily due to the timing of clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials). These activities resulted in a net increase of approximately $1.0 million. Furthermore, for the first half of 2021, there was an increase of approximately $1.3 million in research and development expenses primarily related to our exosomes program and an increase of approximately $1.3 million in technology transfer and manufacturing related activities of CAP-1002. Lastly, there was an increase of approximately $0.1 million in stock-based compensation expenses allocable to R&D for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Products Under Active Development

CAP-1002 – CAP-1002 is in its developmental stages. We expect to spend approximately $6.0 million to $8.0 million during 2021 on the development of CAP-1002 for DMD and COVID-19, which expenses are primarily related to clinical, regulatory and manufacturing-related expenses, including our technology transfer with Lonza Houston, Inc. These figures are largely dependent on the next steps in our DMD and COVID-19 programs, the regulatory status of our programs with the FDA, and our ability to secure a partner for the potential future further clinical development of CAP-1002 for DMD, if necessary and various other factors.

Exosome Technologies – We expect to spend approximately $6.0 million to $8.0 million during 2021 on development expenses related to our exosomes program, which includes preclinical and manufacturing related expenses for these technologies. Our expenses for this program are primarily related to our exosome-mRNA vaccine, which may include expenses related conducting a clinical trial, subject to regulatory approval, as well as expenses focused on the expansion of our engineered exosomes platform, including the planned expansion of our research and development team. Furthermore, we have expenses in connection with the SRA for further research related to our exosome platform technology.

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and exosomes programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding and a strategic partner. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

●	the number of trials and studies in a clinical program;
●	the number of patients who participate in the trials;
●	the number of sites included in the trials;
●	the rates of patient recruitment and enrollment;
●	the duration of patient treatment and follow-up;
●	the costs of manufacturing our product candidates;
●	the availability of necessary materials required to make our product candidatse;
●	the costs, requirements and timing of, and the ability to secure, regulatory approvals; and
●	additional delays caused by the COVID-19 pandemic.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2021 and December 31, 2020 and our net increase in cash and cash equivalents for the six months ended June 30, 2021 and 2020, and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	June 30, 2021	December 31, 2020
Cash and cash equivalents	$38,078	$32,666
Working capital	$35,558	$30,706
Stockholders’ equity	$33,380	$28,200

	Six months ended June 30,
Cash flow data	2021	2020
Cash provided by (used in):
Operating activities	$(7,844)	$(3,235)
Investing activities	(359)	5,879
Financing activities	13,615	29,709
Net increase in cash and cash equivalents	$5,412	$32,353

Our total cash and cash equivalents as of June 30, 2021 was approximately $38.1 million compared to approximately $32.7 million as of December 31, 2020. The increase in cash and cash equivalents from December 31, 2020 to June 30, 2021 is primarily due to net proceeds related to financing activities of approximately $13.6 million and a net loss of approximately $9.9 million for the six months ended June 30, 2021. As of June 30, 2021, we had approximately $6.5 million in total liabilities and approximately $35.6 million in net working capital.

Cash used in operating activities was approximately $7.8 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively. The difference of approximately $4.6 million in cash from operating activities is primarily due to an increase of approximately $4.3 million in net loss for the six months ended June 30, 2021 as compared to the same period in 2020. Furthermore, there was an increase of approximately $0.4 million in accounts payable and accrued liabilities and an increase of approximately $0.5 million in stock-based compensation for the six months ended June 30, 2021 as compared to the same period in 2020. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow used in investing activities of approximately $0.4 million and provided by investing activities of approximately $5.9 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in cash from investing activities for the six months ended June 30, 2021 as compared to the same period of 2020 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $13.6 million and $29.7 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily due to the proceeds from issuance of stock in connection to the May 2020 ATM Program (as described below) and exercise of common warrants during the second quarter of 2020.

From inception through June 30, 2021, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from a former collaboration partner, a CIRM loan and the CIRM Award. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. At this time, we believe our cash resources are sufficient to fund our operations for at least the next twelve months. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress and success of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	the availability of materials necessary to manufacture our product candidates;
●	the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements;
●	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
●	additional costs associated with maintaining licenses and insurance;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of regulatory approvals.

As a result of the spread of the COVID-19 coronavirus, uncertainties have arisen that have impacted enrollment of clinical trials, deliverables related to contract performance, payments from trial sponsors, workforce stability, supply chain disruptions or delays, timing of grant disbursements as well as other potential business operations. While the disruption is currently expected to be temporary, there is considerable uncertainty around its expected duration. In addition to potential impact on grant disbursements, there may be risks to the Company’s ability to obtain financing from other sources, due to the impact of the coronavirus. There could be other financial impacts on our business from the coronavirus, the specifics of which are unknown at this time.

Financing Activities by the Company

June 2021 ATM Program. On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “June 2021 ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The June 2021 ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement”), with H.C. Wainwright & Co. LLC (“Wainwright”), under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the June 2021 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. Since June 21, 2021 and through August 12, 2021, the Company has sold an aggregate of 142,475 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.61 per share for gross proceeds of approximately $0.8 million. Approximately $74.2 million of common stock may still be sold pursuant to the June 2021 ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $40,000.

May 2020 ATM Program. On May 4, 2020, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $40.0 million (the “May 2020 ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The May 2020 ATM Program was established under the Sales Agreement. All shares issued pursuant to the July 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since May 4, 2020 and through June 21, 2021, the Company has sold an aggregate of 6,027,852 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.15 per share for gross proceeds of approximately $37.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $1.2 million. As of June 21, 2021, the May 2020 ATM Program has expired and been replaced with the June 2021 ATM Program.

March 2020 Warrant Inducement. On March 25, 2020, the Company entered into a letter agreement (the “Exercise Agreement”), with a holder of December 2019 Common Warrants (as defined below) (the “Exercising Holder”). Pursuant to the Exercise Agreement, in connection with the exercise by the Exercising Holder of the remaining 4,000,000 December 2019 Common Warrants held by the Exercising Holder which had not been previously exercised, the Company agreed to issue 4,000,000 additional warrants (the “New Warrants”), to purchase shares of common stock. The December 2019 Common Warrants had a per share exercise price of $1.10, and pursuant to the Exercise Agreement, the Exercising Holder agreed to pay $1.225 per share to cover both the exercise price of the December 2019 Common Warrants and a $0.125 per share purchase price for the New Warrants. The New Warrants have an exercise price of $1.27 per share.

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

The Company received aggregate gross proceeds of approximately $4.9 million from the exercise of the December 2019 Common Warrants by the Exercising Holder. These gross proceeds were reduced by fees due and payable to the placement agent for the transactions pursuant to the Exercise Agreement and New Warrants in the amount of $343,000, and further reduced by reimbursements to the placement agent for legal fees and other expenses. In addition, certain employees of the placement agent received new warrants (the “March 2020 Placement Agent Warrants”), for shares of Common Stock equal to 5.0% of the New Warrants issued, or 200,000 shares. These March 2020 Placement Agent Warrants are exercisable immediately and have a term of exercise of 5 years. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company’s Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and March 2020 Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020. As of June 30, 2021, 65,000 March 2020 Placement Agent Warrants remained outstanding under the March 2020 Warrant Inducement.

December 2019 Public Offering. In December 2019, the Company completed a public offering (the “December Offering”), pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants (the “December 2019 Common Warrant”), to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated December 2019 Common Warrant and $1.225 per pre-funded warrant and associated December 2019 Common Warrant for an aggregate purchase price of approximately $5.1 million. The Company issued (a) to each purchaser of shares in the December Offering a December 2019 Common Warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the December Offering, and (b) to each purchaser of pre-funded warrants in the December Offering a December 2019 Common Warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the December Offering. All shares and warrants issued pursuant to the December Offering, other than the Placement Agent Warrants, were issued pursuant to our registration statement on Form S-1 (File No. 333-235358), which was initially filed with the SEC on December 5, 2019, amended on December 13, 2019 and declared effective by the SEC on December 17, 2019. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amount to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. As of June 30, 2021, 61,173 December 2019 Common Warrants remained outstanding under the December 2019 Financing.

August 2019 ATM Program. On August 29, 2019, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $1.95 million (the “August 2019 ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The August 2019 ATM Program was established under the Sales Agreement. All shares issued pursuant to the August 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC, on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. At the expiration of the August 2019 ATM Program, the Company had sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the placement agent, as well as legal and accounting fees in the aggregate amount of approximately $0.1 million. As of May 4, 2020, the August 2019 ATM Program has expired and been replaced with the May 2020 ATM Program.

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of June 30, 2021, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K as of June 30, 2021.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), (iii) the 2012 Non-Employee Director Stock Option Plan, (iv) the 2020 Equity Incentive Plan, or the 2020 Plan, and (v) the 2021 Equity Incentive Plan.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18, Collaborative Arrangements (Topic 808): clarifying the interaction between Topic 808 and Topic 606. The amendments in the update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account; adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 when an entity is assessing whether the collaborative arrangement or a party of the arrangement is within the scope of Topic 606; requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The amendments for this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-18 and all subsequent updates related to this topic in the first quarter of 2020. The adoption of this update did not have a material impact on the Company’s financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2021, the fair value of our cash and cash equivalents was approximately $38.1 million. Additionally, as of June 30, 2021, Capricor’s investment portfolio was classified as cash and cash equivalents, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

Item 4.  Controls and Procedures.

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020).

10.1	Exclusive License Agreement, dated as of April 28, 2021, by and between Capricor, Inc. and Johns Hopkins University.* +

10.2	Capricor Therapeutics, Inc. 2021 Equity Incentive Plan.*

10.3	Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2021 Equity Incentive Plan.*

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Portions of the exhibit have been excluded because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: August 13, 2021	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)