Form 10-Q
period 2021-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2021-11-12
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2021

or

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

As of November 9, 2021, there were 24,149,155 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2021	December 31, 2020
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$40,839,158	$32,665,874
Receivables	180,178	—
Prepaid expenses and other current assets	278,909	1,011,209

TOTAL CURRENT ASSETS	41,298,245	33,677,083

PROPERTY AND EQUIPMENT, net	1,513,575	850,847

OTHER ASSETS
Intangible assets, net of accumulated amortization of $259,682 and $257,517, respectively	—	2,165
Other assets	288,701	88,701

TOTAL ASSETS	$43,100,521	$34,618,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,988,292	$2,724,593
Note payable, current	—	246,689

TOTAL CURRENT LIABILITIES	2,988,292	2,971,282

LONG-TERM LIABILITIES
Note payable, net of current	—	71,471
CIRM liability	3,376,259	3,376,259

TOTAL LONG-TERM LIABILITIES	3,376,259	3,447,730

TOTAL LIABILITIES	6,364,551	6,419,012

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,149,155 and 20,577,123 shares issued and outstanding, respectively	24,149	20,577
Additional paid-in capital	138,581,576	116,216,966
Accumulated deficit	(101,869,755)	(88,037,759)

TOTAL STOCKHOLDERS’ EQUITY	36,735,970	28,199,784

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,100,521	$34,618,796

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

REVENUE
Revenue	$—	$16,863	$244,898	$252,420

TOTAL REVENUE	—	16,863	244,898	252,420

OPERATING EXPENSES
Research and development	2,513,915	2,629,267	9,307,512	5,711,896
General and administrative	1,800,630	1,301,673	5,496,186	4,049,955

TOTAL OPERATING EXPENSES	4,314,545	3,930,940	14,803,698	9,761,851

LOSS FROM OPERATIONS	(4,314,545)	(3,914,077)	(14,558,800)	(9,509,431)

OTHER INCOME (EXPENSE)
Other income	367,168	—	367,168	—
Investment income	15,570	3,953	41,476	30,335
Forgiveness of debt	—	—	318,160	—

TOTAL OTHER INCOME (EXPENSE)	382,738	3,953	726,804	30,335

NET LOSS	(3,931,807)	(3,910,124)	(13,831,996)	(9,479,096)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	—	—	—	757

COMPREHENSIVE LOSS	$(3,931,807)	$(3,910,124)	$(13,831,996)	$(9,478,339)

Net loss per share, basic and diluted	$(0.17)	$(0.20)	$(0.61)	$(0.68)
Weighted average number of shares, basic and diluted	23,095,375	19,801,841	22,731,638	13,958,507

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Nine Months Ended September 30, 2021
					TOTAL
	COMMON STOCK		ADDITIONAL PAID-	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	EQUITY

Balance at December 31, 2020	20,577,123	$20,577	$116,216,966	$(88,037,759)	$28,199,784

Issuance of common stock, net of fees	2,218,874	2,219	12,576,307	—	12,578,526

Stock-based compensation	—	—	752,962	—	752,962

Stock options exercised	1,933	2	1,434	—	1,436

Net loss	—	—	—	(5,151,923)	(5,151,923)

Balance at March 31, 2021	22,797,930	$22,798	$129,547,669	$(93,189,682)	$36,380,785

Issuance of common stock, net of fees	200,504	200	1,035,112	—	1,035,312

Stock-based compensation	—	—	712,299	—	712,299

Net loss	—	—	—	(4,748,266)	(4,748,266)

Balance at June 30, 2021	22,998,434	$22,998	$131,295,080	$(97,937,948)	$33,380,130

Issuance of common stock, net of fees	1,146,971	1,147	6,561,006	—	6,562,153

Stock-based compensation	—	—	720,281	—	720,281

Stock options exercised	3,750	4	5,209	—	5,213

Net loss	—	—	—	(3,931,807)	(3,931,807)

Balance at September 30, 2021	24,149,155	$24,149	$138,581,576	$(101,869,755)	$36,735,970

	For the Nine Months Ended September 30, 2020
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY

Balance at December 31, 2019	5,227,398	$5,227	$81,215,647	$(757)	$(74,380,731)	$6,839,386

Issuance of common stock, net of fees	444,500	446	4,459,764	—	—	4,460,210

Exercise of pre-funded common stock warrants	3,158,304	3,158	—	—	—	3,158

Exercise of common warrants	78,304	78	86,056	—	—	86,134

Issuance of shares in abeyance	280,000	280	(280)	—	—	—

Stock-based compensation	—	—	287,807	—	—	287,807

Unrealized gain on marketable securities	—	—	—	757	—	757

Net loss	—	—	—	—	(2,084,818)	(2,084,818)

Balance at March 31, 2020	9,188,506	$9,189	$86,048,994	$—	$(76,465,549)	$9,592,634

Issuance of common stock, net of fees	3,059,959	3,060	19,492,179	—	—	19,495,239

Exercise of common warrants	4,172,390	4,172	5,340,016	—	—	5,344,188

Issuance of shares in abeyance	3,275,500	3,276	(3,276)	—	—	—

Stock-based compensation	—	—	704,350	—	—	704,350

Stock options exercised	1,221	1	1,696	—	—	1,697

Net loss	—	—	—	—	(3,484,154)	(3,484,154)

Balance at June 30, 2020	19,697,576	$19,698	$111,583,959	$—	$(79,949,703)	$31,653,954

Issuance of common stock, net of fees	343,498	343	1,952,477	—	—	1,952,820

Exercise of common warrants	126,525	127	193,659	—	—	193,786

Stock-based compensation	—	—	486,777	—	—	486,777

Stock options exercised	44,003	44	30,662	—	—	30,706

Net loss	—	—	—	—	(3,910,124)	(3,910,124)

Balance at September 30, 2020	20,211,602	$20,212	$114,247,534	$—	$(83,859,827)	$30,407,919

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,831,996)	$(9,479,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,052	101,814
Stock-based compensation	2,185,542	1,478,934
Forgiveness of debt	(318,160)	—
Change in assets - (increase) decrease:
Receivables	(180,178)	71,105
Prepaid expenses and other current assets	732,300	397,196
Other assets	(200,000)	30,907
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	263,699	1,186,727

NET CASH USED IN OPERATING ACTIVITIES	(11,181,741)	(6,212,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(6,130,193)
Proceeds from sales and maturities of marketable securities	—	12,117,000
Purchases of property and equipment	(827,615)	(259,480)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(827,615)	5,727,327

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	20,175,991	25,908,269
Proceeds from note payable	—	318,160
Proceeds from exercise of warrants	—	5,627,266
Proceeds from exercise of stock options	6,649	32,403

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,182,640	31,886,098

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,173,284	31,401,012

Cash and cash equivalents balance at beginning of period	32,665,874	3,899,328

Cash and cash equivalents balance at end of period	$40,839,158	$35,300,340

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

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

Cash and cash equivalents as of September 30, 2021 were approximately $40.8 million, compared to approximately $32.7 million as of December 31, 2020. The Company has entered into a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC ("Wainwright") to create at-the-market equity programs under which the Company from time to time offered and sold shares of its common stock, par value $0.001 per share (see Note 3 - "Stockholders' Equity").

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

The Company’s options for raising additional capital include potentially seeking additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and other assets, potential partnering opportunities, and from government grants.

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

Business Uncertainty Related to the Coronavirus

As a result of the COVID-19 coronavirus, uncertainties have arisen that have impacted enrollment of and the ability to conduct clinical trials, deliverables related to contract performance, workforce stability, supply chain disruptions or delays, as well as other potential business operations. While the disruption is currently expected to be temporary, there is considerable uncertainty around its expected duration and as a result, the Company is considering the impact of COVID-19 on its ability to conduct both preclinical development and clinical studies. In addition, there may be risks to the Company’s ability to obtain financing from other sources due to the impact of the coronavirus.  There could be other financial impacts on our business due to the coronavirus, the specifics of which are unknown at this time.

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

The Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, was established by the CARES Act. The Company recorded $367,168 in ERC as other income for the three and nine months ended September 30, 2021, of which $175,969 is recorded as a receivable as of September 30, 2021. The Company may submit for additional credits under the CARES Act in the future, as applicable.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $164,887 and $98,567 for the nine months ended September 30, 2021 and 2020, respectively.

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2021	2020
Furniture and fixtures	$55,440	$48,676
Laboratory equipment	2,294,559	1,473,708
Leasehold improvements	47,043	47,043
	2,397,042	1,569,427
Less accumulated depreciation	(883,467)	(718,580)
Property and equipment, net	$1,513,575	$850,847

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Other intellectual property is expensed as incurred. Total amortization expense was $2,165 and $3,247 for the nine months ended September 30, 2021 and 2020, respectively. All capitalized intellectual property was fully amortized as of September 30, 2021.

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the nine months ended September 30, 2021 and 2020.

Leases

ASC Topic 842, “Leases” (“ASC 842”), as adopted in the first quarter of 2019, requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use asset (“ROU asset”). ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance.

Leases will be classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases if and when the Company has them.

The Company leases office and laboratory space, all of which are operating leases (see Note 7 - “Commitments and Contingencies”). Most leases include the option to renew and the exercise of the renewal options is at the Company’s sole discretion. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

For real estate leases, the Company has elected the practical expedient under ASC 842 to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. This practical expedient is not elected for manufacturing facilities and equipment embedded in product supply arrangements.

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

Miscellaneous Income

Revenue is recognized in connection with the delivery of doses which were developed as part of our past research and development (“R&D”) efforts. Income is recorded when the Company has satisfied the obligations as identified in the contracts with the customer (see Note 9 – “Related Party Transactions”). Miscellaneous income is due upon billing. Miscellaneous income is based on contracts with fixed transaction prices.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $2.5 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $9.3 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $3.9 million for each of the three months ended September 30, 2021 and 2020 and approximately $13.8 million and $9.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities.

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

As of September 30, 2021 and 2020, warrants and options to purchase 3,968,546 and 2,494,068 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three and nine months ended September 30, 2021 and 2020.

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

2.             NOTE PAYABLE

Paycheck Protection Program Loan

In the second quarter of 2020, Capricor applied to City National Bank (“CNB”) under the SBA Paycheck Protection Program of the CARES Act for the Loan in the amount of $318,160. The Loan was approved and Capricor received the Loan proceeds, which were used for covered payroll costs in accordance with the relevant terms and conditions of the CARES Act.

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

August 2019 ATM Program

On August 29, 2019, the Company initiated the August 2019 ATM Program. From August 29, 2019 through May 4, 2020, the Company sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.1 million. As of May 4, 2020, the August 2019 ATM Program expired and was replaced with the May 2020 ATM Program described below.

May 2020 ATM Program

On May 4, 2020, the Company initiated the May 2020 ATM Program. The Company filed the May 2020 ATM with an aggregate offering price of up to $40.0 million. From May 4, 2020 through June 21, 2021, the Company sold an aggregate of 6,027,852 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.15 per share for gross proceeds of approximately $37.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $1.2 million. As of June 21, 2021, the May 2020 ATM Program expired and was replaced with the June 2021 ATM Program described below.

June 2021 ATM Program

On June 21, 2021, the Company initiated the June 2021 ATM Program. The Company filed the June 2021 ATM with an aggregate offering price of up to $75.0 million. From June 21, 2021 through September 30, 2021, the Company sold an aggregate of 1,267,475 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.89 per share for gross proceeds of approximately $7.5 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.3 million.

December 2019 Financing

In December 2019, the Company completed a public offering pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants (the “December 2019 Common Warrants”) to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated December 2019 Common Warrant and $1.225 per pre-funded warrant and associated December 2019 Common Warrant, for an aggregate purchase price of approximately $5.1 million. The

Company issued (a) to each purchaser of shares in the offering a December 2019 Common Warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the offering, and (b) to each purchaser of pre-funded warrants in the offering a December 2019 Common Warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the offering. In connection with the offering, the Company issued to designees of Wainwright, the placement agent for the offering, warrants (the "December 2019 Placement Agent Warrants") to purchase an aggregate of 203,915 shares of common stock. The December 2019 Placement Agent Warrants have an exercise price of $1.5325 per share, are immediately exercisable and expire in December 2024. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amounted to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. As of September 30, 2021, 61,173 December 2019 Common Warrants remained outstanding under the December 2019 Financing.

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

The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act or Rule 506(b) promulgated thereunder. The New Warrants are exercisable immediately upon issuance and have a term of exercise of 5 1/2 years.

The exercise of December 2019 Common Warrants by the Exercising Holder generated gross proceeds of approximately $4.9 million. Fees paid in conjunction with the Exercise Agreement, which included placement agent commissions, legal costs, and other offering expenses, amounted to approximately $0.4 million. In connection with the Exercise Agreement, certain employees of the placement agent were issued new warrants (the "March 2020 Placement Agent Warrants") to purchase an aggregate of 200,000 shares of common stock. The March 2020 Placement Agent Warrants have an exercise price of $1.5313 per share and expire in March 2025. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company's Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and March 2020 Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020. As of September 30, 2021, 65,000 March 2020 Placement Agent Warrants remained outstanding under the March 2020 Warrant Inducement.

Outstanding Shares

At September 30, 2021, the Company had 24,149,155 shares of common stock issued and outstanding.

4.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the nine months ended September 30, 2021:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	126,173	$1.32
Granted	—	—
Exercised	—	—
Outstanding at September 30, 2021	126,173	$1.32

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		September 30,	December 31,	Exercise Price	Expiration
Type	Grant Date	2021	2020	per Share	Date

Common Warrants	12/19/2019	61,173	61,173	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
		126,173	126,173

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

At the time of the merger between Capricor and Nile became effective, 414,971 shares of common stock were reserved under the 2012 Plan for the issuance of stock options, stock appreciation rights, restricted stock awards and performance unit/share awards to employees, consultants and other service providers. Included in the 2012 Plan are the shares of common stock that were originally reserved under the 2006 Stock Option Plan. Under the 2012 Plan, each stock option granted will be designated in the award agreement as either an incentive stock option or a nonstatutory stock option. Notwithstanding such designation, however, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options.

On June 2, 2016, at the Company’s annual stockholder meeting, the stockholders approved a proposal to amend the 2012 Plan, to, among other things, increase the number of shares of common stock of the Company that may be issued under the 2012 Plan to equal the sum of 414,971 plus 2% of the outstanding shares of common stock as of December 31, 2015, with the number of shares that may be issued under the 2012 Plan automatically increasing thereafter on January 1 of each year, commencing with January 1, 2017, by 2% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year (rounded down to the nearest whole share). For the fiscal years beginning on January 1, 2020 and 2019, the number of shares added was 104,547 and 62,775 shares, respectively.

At the time of the merger between Capricor and Nile became effective, 269,731 shares of common stock were reserved under the 2012 Non-Employee Director Plan for the issuance of stock options to members of the Board who are not employees of the Company.

On June 5, 2020, at the Company’s annual stockholder meeting, the stockholders approved the 2020 Plan with 2,500,000 shares of common stock reserved under the 2020 Plan for the issuance of stock awards. The number of shares available for issuance under the 2020 Plan shall be automatically increased on January 1 of each year, commencing with

January 1, 2021, by an amount equal to the lesser of (i) 4% of the outstanding shares of Common Stock as of the last day of the immediately preceding fiscal year or (ii) such number of shares of Common Stock determined by the Compensation Committee in its sole discretion. For the fiscal year beginning on January 1, 2021, the number of shares added was 823,084 shares. Upon approval of the 2021 Plan on June 11, 2021, no new shares have been or will be added to the share reserve under the 2020 Plan pursuant to its “evergreen” provisions.

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

As of September 30, 2021, 3,836,588 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended September 30, 2021 and 2020 were approximately $4.03 and $5.23 per share, respectively. The estimated weighted average fair value of the options granted during the nine months ended September 30, 2021 and 2020 were approximately $3.40 and $3.91 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Expected volatility	123% - 124%	104% - 123%
Expected term	6 years	5 - 6 years
Dividend yield	0%	0%
Risk-free interest rates	0.5 - 1.1%	0.4 - 1.5%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

General and administrative	$654,744	$418,147	$1,913,005	$1,287,474
Research and development	65,537	68,630	272,537	191,460
Total	$720,281	$486,777	$2,185,542	$1,478,934

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

As of September 30, 2021, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $8.5 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The following is a schedule summarizing employee and non-employee stock option activity for the nine months ended September 30, 2021:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2020	2,361,873	$1.89	$4,236,737
Granted	1,636,324	3.95
Exercised	(5,883)	1.39	$22,761
Expired/Cancelled	(149,941)	3.89
Outstanding at September 30, 2021	3,842,373	$2.69	$5,737,004
Exercisable at September 30, 2021	1,454,788	$1.92	$3,161,020

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

5.            CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of September 30, 2021, the Company maintained approximately $40.6 million of uninsured deposits.

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of September 30, 2021, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercial-ready process to manufacture CAP-2003, Capricor’s exosomes product candidate. Under the terms of the award, disbursements were made to Capricor over a period of approximately four years, subject to annual and quarterly reporting requirements. The Company utilized approximately $2.3 million under the terms of the award. No revenue was recognized in 2021 in relation to this award. In the third quarter of 2021, Capricor completed all final close-out documentation associated with this award.

7.            COMMITMENTS AND CONTINGENCIES

Leases

Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC ("Bubble Real Estate") pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. Capricor subsequently entered into several amendments extending the term of the lease and modifying its terms. Effective January 1, 2021, we entered into a month-to-month lease amendment with the Bubble Real Estate. The monthly lease payment was $13,073. In November 2021, Capricor entered into an amendment to the lease pursuant to which the square footage of the premises was reduced with a monthly lease payment of $5,548 per month commencing November 1, 2021. The lease is terminable by either party upon 90 days’ written notice to the other party.

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

On July 16, 2021, the Company entered into a lease agreement with Altman Investment Co, LLC (“Altman”) for 9,396 square feet of office and laboratory space located at 10865 Road to the Cure, Suite 150, in San Diego, California. Under the terms of the lease, the base rent will be approximately $0.6 million per year, which rent is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. This lease term commenced on October 1, 2021 and will expire on October 15, 2026. The lease contains an option for Capricor to renew for an additional term of five years. The Company estimates the aggregate ROU asset and liability to be approximately $2.7 million relating to this lease as of the commencement date of October 1, 2021.

Included within the table below, future minimum rental payments to related parties totaled $107,066. A summary of future minimum rental payments required under operating leases as of September 30, 2021 is as follows:

Years ended	Operating Leases
2021 (3 month)	$32,120
2022	74,946

The above table excludes the commitments associated with the ROU lease liabilities in connection with our operating leases.

Expenses incurred under operating leases to unrelated parties for the three months ended September 30, 2021 and 2020 were $39,219 and $48,687, respectively. Expenses incurred under operating leases to unrelated parties for the nine months ended September 30, 2021 and 2020 were $117,657 and $146,061, respectively. Expenses incurred under operating leases to related parties for each of the three months ended September 30, 2021 and 2020 were $37,218 and $47,415, respectively. Expenses incurred under operating leases to related parties for each of the nine months ended September 30, 2021 and 2020 were $132,048 and $142,245, respectively.

Legal Contingencies

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise.

Accounts Payable

During the normal course of business, disputes with vendors may arise. If a vendor disputed payment is probable and able to be estimated, we will record an estimated liability.

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

Employee Severances

The Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability has been recorded as of September 30, 2021.

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

Pursuant to the Rome License Agreement, Capricor paid the University of Rome a license issue fee, is currently paying minimum annual royalties in the amount of 20,000 Euros per year and is obligated to pay a lower-end of a mid-range double-digit percentage on all royalties received as a result of sublicenses granted, which are net of any royalties paid to third parties under a license agreement from such third party to Capricor. The minimum annual royalties are creditable against future royalty payments.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted, and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In May 2015, Capricor paid the development milestone related to the Phase I study that was owed to JHU pursuant to the terms of the JHU License Agreement. The next milestone is triggered upon successful completion of a full Phase II study for which a payment of $250,000 will be due. At this time, it is anticipated the $250,000 milestone payment will become due, and the amount has been included in accounts payable and accrued expenses as of September 30, 2021.

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

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease was on a month-to-month basis and was terminated effective September 1, 2020. For the nine months ended September 30, 2021 and 2020, Capricor recognized zero and $20,000, respectively, in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice.

Payables to Related Party

As of September 30, 2021 and December 31, 2020, the Company had accounts payable and accrued expenses to related parties totaling $497,080 and $8,972, respectively, which were fully due to CSMC. CSMC expenses relate to research and development costs, clinical trial costs, license and patent fees, and facilities rent. During the nine months ended September 30, 2021 and 2020, the Company paid CSMC approximately $292,400 and $235,000, respectively, for such costs.

Related Party Clinical Trials

Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. This product was developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs”, or REGRESS. Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells” or ALPHA. In both studies, Capricor provided the necessary number of doses of cells and received a total of approximately $1.7 million of monetary compensation. For the nine months ended September 30, 2021 and 2020, the Company recognized approximately $245,000 and $67,000, respectively, as revenue. As of September 30, 2021, and December 31, 2020, zero and approximately $56,000, respectively, is outstanding and recorded in prepaid expenses and other current assets. CSMC informed us that the enrollment of the REGRESS and ALPHA studies have been completed and as a result, we do not expect to receive any further material revenues from these trials.

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

Cell Therapy (CAP-1002) Program

CAP-1002 - Duchenne Muscular Dystrophy Program

Our core cell therapy technology, CAP-1002, is based on cardiosphere-derived cells (“CDCs”), which has been shown in pre-clinical and clinical studies to exert potential immunomodulatory activity and is being investigated for its potential to modify the immune system’s activity to encourage cellular regeneration. We have completed HOPE-2, a Phase II clinical trial in the United States where CAP-1002 was used to treat patients with late-stage Duchenne muscular dystrophy (“DMD”). The final data for our HOPE-2 trial showed that we met our primary efficacy endpoint of Mid-level PUL (version 1.2), our secondary endpoint of Full PUL (version 2.0) and secondary cardiac endpoints of LV Ejection Fraction and LV End-Systolic Volume, indexed. The full dataset has been submitted for publication and was recently presented at a late breaking session of the World Muscle Society. We have submitted our protocol for the Phase III trial to the U.S. Food and Drug Administration (the “FDA”) with the intent to proceed with the study and have initiated start-up activities. The size of the proposed Phase III trial is estimated to be approximately 70 patients. We are evaluating our options, but at this time, we do not intend to commence patient enrollment until we have secured a partner or other source of additional capital, which may include non-dilutive options.

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

In November 2020, we initiated a clinical study called INSPIRE, of CAP-1002 in patients with severe or critical COVID-19. The INSPIRE trial is a Phase II, randomized, double-blind, placebo-controlled study that aimed to enroll approximately 60 patients from several trial sites in the United States. The study enrolled patients who have a diagnosis of SARS-CoV-2 and require supplemental oxygen. Various outcome measures will be analyzed including, but not limited to, safety, cytokine biomarkers, all-cause mortality, cardiac biomarkers and hospitalization length. In November 2021, we announced completion of enrollment whereby we randomized 63 patients for this study and we plan to have top-line data available in the first quarter of 2022. Following receipt of this data, we will discuss next steps for the program with FDA. Additionally, we are actively seeking partners for this program.

Exosomes Program

Exosomes-Based Vaccine

We are currently engaged in the development of a vaccine candidate for the potential prevention of COVID-19. The vaccine candidate is a multivalent exosome-mRNA vaccine which is designed to elicit a protective, long-lasting immune response to SARS-CoV-2 by targeting multiple structural proteins of the virus.  In December 2020, we announced positive preclinical data from a study using our exosome-mRNA vaccine approach. We met with the FDA in a pre-IND meeting and are planning on filing an IND, subject to regulatory approval, for this vaccine for SARS-CoV-2. We have also been investigating an exosomal antigen vaccine which is a vesicle-based, nucleic acid-free formulation carrying multiple structural proteins of SARS-CoV-2.

Exosome-Based Therapeutics

We are also developing our exosomes platform technology as a next-generation therapeutic platform. Our current focus is on the development of exosomes loaded with nucleic acids, including mRNA, to treat a variety of diseases. mRNA medicines are not small molecules, like traditional pharmaceutical drugs and they are not traditional biologics (such as recombinant proteins and monoclonal antibodies), which were the origins of the biotech industry. Instead, mRNA medicines are sets of instructions, and these instructions direct cells in the body to make all the proteins required for life as well as to prevent or fight disease.

Our platform builds on advances in fundamental RNA science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates. At this time, we are developing therapeutics and vaccines for infectious diseases, monogenic diseases and other indications. We recently entered into an Exclusive License Agreement (the “JHU Exosomes License Agreement”) with Johns Hopkins University (“JHU”) for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics.

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

Our Technologies

Cardiosphere-Derived Cells (CAP-1002)

Our core cell therapy technology is based on cardiosphere-derived cells (“CDCs”), a cardiac-derived cell therapy that was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán. Since the initial publication in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to over 200 human subjects across several clinical trials. CDCs have been shown to exert potent immunomodulatory activity and to alter the immune system’s activity to encourage cellular regeneration. We have been developing allogeneic CDCs (CAP-1002) as a product candidate for the treatment of Duchenne muscular dystrophy (“DMD”) and investigating their effects on skeletal-muscular and cardiac function. Preclinical and clinical data support the therapeutic concept of administering CDCs as a means to address conditions in which the heart or skeletal muscle has been damaged.

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

In September 2021, we reported final 12-month results. The final data showed improvements in upper limb and cardiac function with p-values of less than p=0.05 in multiple measures. With the exception of steroids, preservation of function in DMD is uncommon. The placebo patients declined consistent with natural history, but in the treated group, most patients were stable or improved throughout the one-year treatment period.

Additionally, the final data showed global improvements in cardiac function as measured by ejection fraction and indexed volumes (LVESV, LVEDV). These are surrogate measures of cardiac function and are considered significant in terms of relevance to long term outcomes. Furthermore, there was also a reduction in the biomarker CK-MB, an enzyme that is only released when there is cardiac muscle cell damage. In normal human subjects, there is typically no CK-MB measurable in the blood. It is well accepted that continuous muscle cell damage in DMD leads to pathologically high enzyme levels associated with cardiac muscle cell loss. In HOPE-2, treatment with CAP-1002 was associated with a reduction in CK-MB levels as compared to placebo. This is the first ever study in DMD that correlates cardiac functional stabilization with reduction of a biomarker of cell damage.

Study Results

12-Month Final Efficacy Data:

12-Month Difference in Change from Baseline†
	Δ, CAP-1002 vs. Placebo
	(n=8, n=12)	p-value
Skeletal-Muscle (Upper Limb Function)
Mid-level PUL (version 1.2)	2.6	0.01
Shoulder + Mid + Distal PUL (version 1.2)	3.2	0.02
Shoulder + Mid + Distal PUL (version 2.0)	1.8	0.04

Cardiac Function
LV Ejection Fraction %	4.0	0.002
LV End-Diastolic Volume, Indexed mL/m2	-12.4‡	0.03
LV End-Systolic Volume, Indexed mL/m2	-4.2‡	0.01
Creatine Kinase-MB (% of total CK)	-2.2‡	0.02

†Non-parametric mixed model repeated measures analysis with percentile ranked baseline, treatment, visit, visit-by-treatment interaction, PUL entry-item score at stratification, and site as model effects. Percentile ranked change from baseline converted back to original scale

‡Negative value favors CAP-1002

ITT (intent to treat) population shown

Safety

CAP-1002 was generally safe and well tolerated throughout the study. With the exception of hypersensitivity reactions which were mitigated with a common pre-medication regimen, no safety signals were identified in the HOPE-2 trial.

Phase I/II HOPE-Duchenne Clinical Trial

We have completed the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in patients with cardiomyopathy associated with DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either CAP-1002 on top of usual care or usual care only. In patients receiving CAP-1002, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients were observed over the course of 12 months. Efficacy was evaluated according to several exploratory outcome measures. This study was funded in part through a grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”). In January 2019, this study was published in the online issue of Neurology, the medical journal of the American Academy of Neurology.

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

CAP-1002 for the Treatment of SARS-CoV-2

Within the framework of SARS-CoV-2 pathogenesis, multiple pathways known to be CAP-1002 sensitive may serve as therapeutic targets. These targets include pro-inflammatory pathways (TNF-α, interferon γ, IL-1, and IL-6) and anti-inflammatory pathways (regulatory T cells and IL-10) that have been explored with CAP-1002 in preclinical models of myocardial ischemia, myocarditis, heart failure, Duchenne muscular dystrophy and pulmonary hypertension. Given that CAP-1002 polarizes macrophages to an anti-inflammatory (healing) immunomodulatory phenotype, CAP-1002 may subsequently attenuate cytokine storm associated with SARS-CoV-2. Furthermore, as CAP-1002 directly targets cardiac dysfunction, CAP-1002 potentially may also be an important tool in the treatment of the cardiac complications of SARS-CoV-2. We have recently completed enrollment in the INSPIRE Phase II clinical trial in patients with a diagnosis of SARS-CoV-2.

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

CAP-1002 - Investigator Sponsored Clinical Trials:

Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs, or the REGRESS trial. Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells, or the ALPHA trial. In this trial, the investigational product was infused into the venous system via catheter into the right atrium. CSMC informed us that the enrollment of the REGRESS and ALPHA studies have been completed and as a result, we do not expect to receive any further material revenues from these trials.

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

CDC-Exosomes (CAP-2003)

We have promising preclinical data in several indications from studies done utilizing CAP-2003 in our labs as well as in collaboration with other companies and academic institutions. CAP-2003 is the name of our exosomes product candidate which are derived from our CDCs. Additionally, in July 2018, we entered into a Cooperative Research and Development Agreement with the USAISR pursuant to which we agreed to cooperate in research and development on the evaluation of our CDC-Exosomes for the treatment of trauma related injuries and conditions which are one of the leading causes of death in the U.S.

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

Research and development (“R&D”) expenses consist primarily of salaries and related personnel costs, supplies, clinical trial costs, patient treatment costs, rent for laboratories and manufacturing facilities, consulting fees, costs of personnel and supplies for manufacturing, costs of service providers for preclinical, clinical and manufacturing, and certain legal expenses resulting from intellectual property prosecution, stock compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates. Except for certain capitalized intangible assets, R&D costs are expensed as incurred.

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

Results of Operations

Revenue

Grant Income. Grant income for the three months ended September 30, 2021 and 2020 was zero and approximately $17,000, respectively. Grant income for the third quarter of 2020 related to the DoD Grant Award. The decrease relates to the timing under the different programs as the DoD Grant Award expired in September 2020.

Grant income for the nine months ended September 30, 2021 and 2020 was zero and approximately $0.2 million, respectively.

Miscellaneous Income. Miscellaneous income for each of the three months ended September 30, 2021 and 2020 was zero.

Miscellaneous income for the nine months ended September 30, 2021 and 2020 was approximately $0.2 million and $0.1 million, respectively. The miscellaneous income was related to providing CAP-1002 for investigational purposes for clinical trials sponsored by CSMC. During 2020, the clinical trials sponsored by CSMC had delays caused by the COVID-19 pandemic.

Other Income. Other income for the three and nine months ended September 30, 2021 and 2020 was approximately $0.4 million and zero, respectively. Other income for the third quarter of 2021 was related to the Employer Retention Credit under the CARES Act.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2021 and 2020 were approximately $1.8 million and $1.3 million, respectively. The increase of approximately $0.5 million in G&A expenses in the third quarter of 2021 compared to the same period of 2020 is primarily attributable to an increase of approximately $0.2 million in stock-based compensation expense. Furthermore, there was an increase of approximately $0.1 million attributable to an increase in insurance expenses and approximately $0.1 million related to other general expenses while there was a decrease of approximately $0.1 million for investor relations expenses.

G&A expenses for the nine months ended September 30, 2021 and 2020 were approximately $5.5 million and $4.0 million, respectively. The increase of approximately $1.5 million in G&A expenses in the first nine months of 2021 compared to the same period of 2020 is primarily attributable to an increase of approximately $1.0 million in salaries, recruiting, and stock-based compensation expense. Furthermore, there was an increase of approximately $0.3 million attributable to an increase in insurance expense and approximately $0.2 million related to other general expenses.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2021 and 2020 were approximately $2.5 million and $2.6 million, respectively. The decrease of approximately $0.1 million in R&D expenses in the third quarter of 2021 compared to the same period of 2020 is primarily due to the timing of clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials). These activities resulted in a net decrease of approximately $0.7 million. Furthermore, for the quarter ended September 30, 2021, there was an increase of approximately $0.6 million in research and development expenses primarily related to our exosomes program.

R&D expenses for the nine months ended September 30, 2021 and 2020 were approximately $9.3 million and $5.7 million, respectively. The increase of approximately $3.6 million in R&D expenses in the first nine months of 2021 compared to the same period of 2020 is primarily due to the timing of clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials). These activities resulted in a net increase of approximately $0.3 million. Furthermore, for the first nine months of 2021, there was an increase of approximately $1.9 million in research and development expenses primarily related to our exosomes program and an increase of approximately $1.3 million in technology transfer and manufacturing related activities of CAP-1002. Lastly, there was an increase of approximately $0.1 million in stock-based compensation expenses allocable to R&D for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

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

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and exosomes programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding and a strategic partner. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

●	the number of trials and studies in a clinical program;
●	the number of patients who participate in the trials;
●	the number of sites included in the trials;
●	the rates of patient recruitment and enrollment;
●	the duration of patient treatment and follow-up;
●	the costs of manufacturing our product candidates;
●	the availability of necessary materials required to make our product candidates;
●	the costs, requirements and timing of, and the ability to secure, regulatory approvals; and
●	additional delays caused by the COVID-19 pandemic.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2021 and December 31, 2020 and our net increase in cash and cash equivalents for the nine months ended September 30, 2021 and 2020 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	September 30, 2021	December 31, 2020
Cash and cash equivalents	$40,839	$32,666
Working capital	$38,310	$30,706
Stockholders’ equity	$36,736	$28,200

	Nine months ended September 30,
Cash flow data	2021	2020
Cash provided by (used in):
Operating activities	$(11,182)	$(6,212)
Investing activities	(828)	5,727
Financing activities	20,183	31,886
Net increase in cash and cash equivalents	$8,173	$31,401

Our total cash and cash equivalents as of September 30, 2021 were approximately $40.8 million compared to approximately $32.7 million as of December 31, 2020. The increase in cash and cash equivalents from December 31, 2020 to September 30, 2021 is primarily due to net proceeds related to financing activities of approximately $20.2 million and a net loss of approximately $13.8 million for the nine months ended September 30, 2021. As of September 30, 2021, we had approximately $6.4 million in total liabilities and approximately $38.3 million in net working capital.

Cash used in operating activities was approximately $11.2 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively. The difference of approximately $5.0 million in cash from operating activities is primarily due to an increase of approximately $4.4 million in net loss for the nine months ended September 30, 2021 as compared to the same period in 2020. Furthermore, there was a decrease of approximately $0.9 million in the change in accounts payable and accrued liabilities, an increase of approximately $0.7 million in stock-based compensation and an increase of $0.3 million in the change in prepaid expenses and other current assets for the nine months ended September 30, 2021 as compared to the same period in 2020. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow used in investing activities of approximately $0.8 million and provided by investing activities of approximately $5.7 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash from investing activities for the nine months ended September 30, 2021 as compared to the same period of 2020 is primarily due to the net effect from purchases, sales, and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $20.2 million and $31.9 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily due to the proceeds from issuance of stock in connection to the ATM Programs (as described below) and exercise of common warrants during the second quarter of 2020.

From inception through September 30, 2021, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from a former collaboration partner, a CIRM loan and the CIRM Award. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

June 2021 ATM Program. On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “June 2021 ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The June 2021 ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement”), with H.C. Wainwright & Co. LLC (“Wainwright”), under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the June 2021 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through September 30, 2021, the Company has sold an aggregate of 1,267,475 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.89 per share for gross proceeds of approximately $7.5 million. Approximately $67.5 million of common stock may still be sold pursuant to the June 2021 ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.3 million.

May 2020 ATM Program. On May 4, 2020, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $40.0 million (the “May 2020 ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The May 2020 ATM Program was established under the Sales Agreement. All shares issued pursuant to the July 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. From May 4, 2020 through June 21, 2021, the Company has sold an aggregate of 6,027,852 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.15 per share for gross proceeds of approximately $37.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $1.2 million. As of June 21, 2021, the May 2020 ATM Program expired and was replaced with the June 2021 ATM Program.

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

The Company received aggregate gross proceeds of approximately $4.9 million from the exercise of the December 2019 Common Warrants by the Exercising Holder. These gross proceeds were reduced by fees due and payable to the placement agent for the transactions pursuant to the Exercise Agreement and New Warrants in the amount of $343,000, and further reduced by reimbursements to the placement agent for legal fees and other expenses. In addition, certain employees of the placement agent received new warrants (the “March 2020 Placement Agent Warrants”), for shares of Common Stock equal to 5.0% of the New Warrants issued, or 200,000 shares. These March 2020 Placement Agent Warrants are exercisable immediately and have a term of exercise of 5 years. The holders of each of the New Warrants and of the March 2020 Placement Agent Warrants have the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company’s Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and March 2020 Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020. As of September 30, 2021, 65,000 March 2020 Placement Agent Warrants remained outstanding under the March 2020 Warrant Inducement.

December 2019 Public Offering. In December 2019, the Company completed a public offering (the “December Offering”), pursuant to which the Company issued (i) 531,173 shares of its common stock, (ii) warrants (the “December 2019 Common Warrant”), to purchase up to 4,139,477 shares of common stock, and (iii) pre-funded warrants to purchase up to 3,608,304 shares of common stock, at a combined purchase price of $1.226 per share and associated December 2019 Common Warrant and $1.225 per pre-funded warrant and associated December 2019 Common Warrant for an aggregate purchase price of approximately $5.1 million. The Company issued (a) to each purchaser of shares in the December Offering a December 2019 Common Warrant to purchase a number of shares of common stock equal to the number of shares purchased by such purchaser in the December Offering, and (b) to each purchaser of pre-funded warrants in the December Offering a December 2019 Common Warrant to purchase a number of shares of common stock equal to the number of pre-funded warrant shares underlying the pre-funded warrants purchased by such purchaser in the December Offering. All shares and warrants issued pursuant to the December Offering, other than the Placement Agent Warrants, were issued pursuant to our registration statement on Form S-1 (File No. 333-235358), which was initially filed with the SEC on December 5, 2019, amended on December 13, 2019 and declared effective by the SEC on December 17, 2019. Fees paid in conjunction with the deal, which included placement agent commissions, management fees, legal costs, and other offering expenses, amounted to approximately $0.7 million in the aggregate and were recorded as a reduction to additional paid-in capital, resulting in net proceeds of approximately $4.4 million. As of September 30, 2021, 61,173 December 2019 Common Warrants remained outstanding under the December 2019 Financing.

August 2019 ATM Program. On August 29, 2019, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $1.95 million (the “August 2019 ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The August 2019 ATM Program was established under the Sales Agreement. All shares issued pursuant to the August 2019 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC, on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. At the expiration of the August 2019 ATM Program, the Company had sold an aggregate of 360,316 shares of common stock under the August 2019 ATM Program at an average price of approximately $3.07 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the placement agent, as well as legal and accounting fees in the aggregate amount of approximately $0.1 million. As of May 4, 2020, the August 2019 ATM Program expired and was replaced with the May 2020 ATM Program.

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of September 30, 2021, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercial-ready process to manufacture CAP-2003, Capricor’s exosomes product candidate. Under the terms of the award, disbursements were made to Capricor over a period of approximately four years, subject to annual and quarterly reporting requirements. The Company utilized approximately

$2.3 million under the terms of the award. No revenue was recognized in 2021 in relation to this award. In the third quarter of 2021, Capricor completed all final close-out documentation associated with this award.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Leases

ASC 842, as adopted in the first quarter of 2019, requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use asset, or ROU asset. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance.

Leases will be classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases if and when the Company has them.

The Company leases office and laboratory space, all of which are operating leases. Most leases include the option to renew and the exercise of the renewal options is at the Company’s sole discretion. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

For real estate leases, the Company has elected the practical expedient under ASC 842 to account for the lease and non-lease components together for existing classes of underlying assets and allocates the contract consideration to the lease component only. This practical expedient is not elected for manufacturing facilities and equipment embedded in product supply arrangements.

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

CIRM Grant Award

Capricor accounts for the disbursements under its CIRM Award as long-term liabilities. Capricor recognizes the CIRM grant disbursements as a liability as the principal is disbursed rather than recognizing the full amount of the grant award. After completing the CIRM funded research project and after the award period end date, Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and the stage of development at the time the election is made. In June 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan could be up to five years from the date of execution of the applicable loan agreement; provided that the maturity date of the loan will not surpass the ten-year anniversary of the grant date of the CIRM Award. Since Capricor may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than income.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2021, the fair value of our cash and cash equivalents was approximately $40.8 million. Additionally, as of September 30, 2021, Capricor’s investment portfolio was classified as cash and cash equivalents, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: November 10, 2021	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)