Form 10-K
period 2021-12-31
CAPRICOR THERAPEUTICS, INC.
filed 2022-03-11
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission File Number: 001-34058

CAPRICOR THERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	88-0363465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10865 Road to the Cure, Suite 150, San Diego, California 92121

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $115,331,070, based on the last reported sale of the registrant’s common stock on The Nasdaq Capital Market on June 30, 2021 of $5.13 per share.

As of March 9, 2022, there were 24,298,406 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders.

References to “the Company,” “Capricor Therapeutics,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Capricor Therapeutics, Inc., a Delaware corporation, and its subsidiaries, unless the context indicates otherwise. References to “Capricor” in this Annual Report on Form 10-K refer to our wholly owned subsidiary, Capricor, Inc., unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “potential,” “projects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements about the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates; expectation of or dates for commencement of clinical trials, investigational new drug filings, similar plans or projections; the regulatory approval of our drug candidates; our ability to achieve product milestones and to receive milestone payments from commercial partners; our use of clinical research centers, third party manufacturers and other contractors; our ability to find collaborative partners for research, development and commercialization of potential products; our or a designated third party’s ability to manufacture products for clinical and commercial use; our ability to protect our patents and other intellectual property; our ability to market any of our products; our projected operating losses; the impact of taxes on our business, including our ability to utilize net operating losses; our ability to utilize our ability to compete against other companies and research institutions; the effect of potential strategic transactions on our business; acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates; our ability to attract and retain key personnel; the volatility of our stock price; our ability to continue as a going concern; and other risks and uncertainties detailed in the section of this Annual Report on Form 10-K entitled “Risk Factors”. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results and preclinical studies. Data obtained from such clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Readers are expressly advised to review and consider certain risk factors, which include risks associated with (1) our ability to successfully conduct clinical trials and preclinical studies for our product candidates, (2) our ability to obtain required regulatory approvals to develop, manufacture and market our product candidates, either on an accelerated basis or at all, (3) our ability to raise additional capital or to license our products on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to identify and obtain additional product candidates, (6) our ability to raise enough capital to fund our operations, (7) our ability to protect our intellectual property rights, and (8) our compliance with legal and regulatory requirements as a public company. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to announce publicly revisions to any of our forward-looking statements, whether resulting from new information, future events or otherwise.

The following discussion should be read together with our consolidated financial statements and related consolidated notes contained in this Annual Report on Form 10-K. Results for the year ended December 31, 2021 are not necessarily indicative of results that may be attained in the future.

PART I

ITEM 1. BUSINESS

Company Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for the treatment and prevention of a broad spectrum of diseases.

Cell Therapy (CAP-1002) Program

CAP-1002 for the treatment of Duchenne Muscular Dystrophy (“DMD”)

Our core cell therapy technology, CAP-1002, is based on cardiosphere-derived cells (“CDCs”), which has been shown in pre-clinical and clinical studies to exert potential immunomodulatory activity and is being investigated for its potential to modify the immune system’s activity to encourage cellular regeneration. To date, we have completed two promising clinical trials investigating CAP-1002 for DMD. Data from the first trial, a Phase I/II trial named HOPE-Duchenne, suggested improvements in skeletal and cardiac endpoints. In HOPE-2, a Phase II clinical trial in the United States, CAP-1002 was used to treat patients with late-stage DMD. The final data for our HOPE-2 trial indicated that we met our primary efficacy endpoint of Mid-level PUL (version 1.2), our secondary endpoint of Full PUL (version 2.0) and secondary cardiac endpoints of LV Ejection Fraction, LV End-Systolic Volume (indexed) and LV End-Diastolic Volume (indexed). The full dataset has been submitted for publication and was presented at a late breaking session of the World Muscle Society in September 2021. We have submitted our protocol for the Phase III HOPE-3 trial to the U.S. Food and Drug Administration (the “FDA”). We are proceeding with the study and have initiated start-up activities. The size of the Phase III trial is estimated to be approximately 70 patients. In January 2022, we entered into a Commercialization and Distribution Agreement (the “NS Distribution Agreement”) with Nippon Shinyaku Co., Ltd., a Japanese pharmaceutical company listed on the TYO (US subsidiary: NS Pharma, Inc.), for the exclusive commercialization and distribution of CAP-1002 for DMD in the United States. Under the terms of this agreement, we expect to receive a $30.0 million upfront payment from Nippon Shinyaku which we will use to fund the HOPE-3 clinical trial. We plan to begin treating patients in the second quarter of 2022.

CAP-1002 for the treatment of COVID-19

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

In November 2020, we initiated a clinical study called INSPIRE, of CAP-1002 in patients with severe COVID-19. The INSPIRE trial is a Phase II, randomized, double-blind, placebo-controlled study that aimed to enroll approximately 60 patients from several trial sites in the United States. The study enrolled patients who have a diagnosis of SARS-CoV-2 and require supplemental oxygen. Various outcome measures will be analyzed including, but not limited to, safety, cytokine biomarkers, all-cause mortality, cardiac biomarkers and hospitalization length. In the fourth quarter of 2021, we announced completion of enrollment whereby we randomized 63 patients for this study and we plan to have top-line data available by the end of the first quarter of 2022. Following receipt of this Phase II data, we will determine if there is an appropriate path forward and will discuss next steps for the program with FDA.

Exosomes Platform

Exosome-Based Therapeutics and Vaccines

We are focused on developing a precision-engineered exosome platform technology that has the ability to deliver defined sets of effector molecules which exert their effects through defined mechanisms of action. At this time, we are developing therapeutics and vaccines for infectious diseases, monogenic diseases and other potential indications. This program consists of exosome-based vaccines, engineered exosomes and exosomes derived from CDCs (CAP-2003), all of which are in various stages of preclinical development. Our current focus is on the development of exosomes loaded with nucleic acids or proteins, including mRNA, to treat a variety of diseases. mRNA medicines are not small molecules, like traditional pharmaceutical drugs and they are not traditional biologics (such as recombinant proteins and monoclonal antibodies), which were the origins of the biotech industry. Instead, mRNA medicines are sets of instructions, and these instructions direct cells in the body to make all the proteins required for life as well as to prevent or fight disease.

Our platform builds on advances in fundamental RNA science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates. In 2021, we entered into an Exclusive License Agreement (the “JHU Exosomes License Agreement”) with Johns Hopkins University (“JHU”) for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics. In collaboration with researchers at JHU, we published data demonstrating exosome-mediated delivery of mRNAs with enhanced expression and lower toxicity compared to lipid nanoparticles. Additionally, we showed functional enzyme expression and real-time imaging of mRNA expression in live animals. Building on this platform, we have promising data for enhanced targeting of exosomes. Our plan is to actively develop this platform for a broad spectrum of diseases.

Additionally, throughout 2020 and 2021 we have been engaged in the development of vaccine candidates targeting the potential prevention of COVID-19. The first vaccine candidate is a multivalent exosome-mRNA vaccine designed to elicit a protective, long-lasting immune response to SARS-CoV-2 by targeting multiple structural proteins of the virus.  In 2021, we announced promising preclinical data from a study using our exosome-mRNA vaccine approach. We have also been investigating an exosomal antigen vaccine which is a vesicle-based, nucleic acid-free formulation carrying multiple structural proteins of SARS-CoV-2. Based on the current COVID-19 vaccine landscape and global circumstances, we have decided to refrain from further development and the filing of an IND for our exosome-mRNA vaccine until we determine that doing so would be advantageous. We plan to continue research investigating these vaccine candidates.

CDC-Derived Exosomes (CAP-2003)

CAP-2003 is the name of our exosomes product candidate which are derived from our CDCs. We have promising preclinical data in several indications from studies done utilizing CAP-2003 in our labs as well as in collaboration with other companies and academic institutions. In April 2020, we filed an IND with the FDA to investigate the use of CAP-2003 in patients with DMD.  The FDA has requested more information related to manufacturing for this product candidate and we are evaluating the next steps for this program. We need to submit further information to FDA to support the potential acceptance of this IND.

Additionally, in July 2018, we entered into a Cooperative Research and Development Agreement with the U.S. Army Institute of Surgical Research (“USAISR”), pursuant to which we agreed to cooperate in research and development on the evaluation of our CAP-2003 for the treatment of trauma related injuries and conditions. In 2021, in collaboration with the USAIRSR, we published a manuscript demonstrating CAP-2003 as a potential antishock therapeutic, if delivered early.

Aspects of our exosomes pipeline have been supported through collaborations and alliances. In 2020, we entered into a Sponsored Research Agreement (the “SRA”) with JHU, pursuant to which researchers in the lab of Dr. Stephen Gould have performed certain research activities in connection with our exosomes program and the further development of the platform. Additional collaborations include the Department of Defense (“DoD”), the National Institutes of Health (“NIH”) and Cedars-Sinai Medical Center (“CSMC”).

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

The following table summarizes our active product development programs:

Product	Indication/Population	Development Stage
CAP-1002	Duchenne Muscular Dystrophy*	HOPE-3 Phase III – initiation underway
HOPE-2 Phase II completed**
HOPE-Duchenne Phase I/II completed***
CAP-1002	SARS-CoV-2	INSPIRE Phase II enrollment complete
Engineered Exosomes (RNA, protein and small molecule delivery)	Evaluating	Preclinical
CDC-Exosomes (CAP-2003)	Duchenne Muscular Dystrophy	IND submitted

* The U.S. Food and Drug Administration, or FDA, has granted Orphan Drug, Regenerative Medicine Advanced Therapies, or RMAT, and Rare Pediatric Disease designations to CAP-1002 for the treatment of DMD.

**We are currently conducting an OLE study of the HOPE-2 trial.

***We completed an Open Label Extension, or OLE, for the usual care only comparator arm of the HOPE-Duchenne trial.

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

While there are many clinical initiatives in DMD, HOPE-2 was one of the very few to focus on non-ambulant patients. These boys and young men are looking to maintain what function they have in their arms and hands, and Capricor’s previous study of a single intracoronary dose of CAP-1002 provided promising preliminary evidence on the retention or slowing of the loss of upper limb function.

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

In July 2019, we reported interim top-line results from a pre-specified interim analysis of 6-month data from the HOPE-2 trial, which showed promising results across several independent clinical measures.

In September 2021, we reported the final 12-month results from the HOPE-2 study. The final data showed improvements in upper limb and cardiac function with p-values of less than p=0.05 in multiple measures. With the exception of steroids, preservation of function in DMD is uncommon. The results of the placebo patients were consistent with natural history, but in the treated group, most patients were stable or improved on these endpoints throughout the one-year treatment period.

Additionally, the final data suggested global improvements in cardiac function as measured by ejection fraction and indexed volumes (LVESV, LVEDV). These are surrogate measures of cardiac function and are considered significant in terms of relevance to long term outcomes. Furthermore, the data showed a reduction in the biomarker CK-MB, an enzyme that is only released when there is cardiac muscle cell damage. In normal human subjects, there is typically no CK-MB measurable in the blood. It is well accepted that continuous muscle cell damage in DMD leads to pathologically high enzyme levels associated with cardiac muscle cell loss. In HOPE-2, treatment with CAP-1002 was associated with a reduction in CK-MB levels as compared to placebo. To our knowledge, this is the first clinical study in DMD that correlates cardiac functional stabilization with a reduction of a biomarker of cell damage.

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

Phase I/II HOPE-Duchenne Clinical Trial

We completed the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in patients with cardiomyopathy associated with DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either CAP-1002 on top of usual care or usual care only. In patients receiving CAP-1002, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients were observed over the course of 12 months. Efficacy was evaluated according to several exploratory outcome measures. This study was funded in part through a grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”). In January 2019, this study was published in the online issue of Neurology, the medical journal of the American Academy of Neurology.

We reported our 12-month data from the HOPE-Duchenne trial at a Late-Breaking Science session of the American Heart Association Scientific Sessions 2017. As shoulder function had already been lost in most of the HOPE-Duchenne participants, investigators used the combined mid-distal PUL subscales to assess changes in skeletal muscle function and found significant improvement in those treated with CAP-1002 in a defined post-hoc analysis. Among the lower-functioning patients, defined as patients with a baseline mid-distal PUL score < 55 out of 58, investigators reported sustained or improved motor function at 12 months in 8 of 9 (89%) patients treated with CAP-1002 as compared to none (0%) of the usual care participants (p=0.007). Additionally, we reported improvements in systolic thickening of the left ventricular wall as well as reduction in scarring of the heart muscle among those treated with CAP-1002 decreased relative to the control group.

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

CAP-1002 for the Treatment of SARS-CoV-2

Within the framework of SARS-CoV-2 pathogenesis, multiple pathways known to be CAP-1002 sensitive may serve as therapeutic targets. These targets include pro-inflammatory pathways (TNF-α, interferon γ, IL-1, and IL-6) and anti-inflammatory pathways (regulatory T cells and IL-10) that have been explored with CAP-1002 in preclinical models of myocardial ischemia, myocarditis, heart failure, Duchenne muscular dystrophy and pulmonary hypertension. Given that CAP-1002 polarizes macrophages to an anti-inflammatory (healing) immunomodulatory phenotype, CAP-1002 may subsequently attenuate the cytokine storm associated with SARS-CoV-2. Furthermore, as CAP-1002 directly targets cardiac dysfunction, CAP-1002 may potentially also be an important tool in the treatment of the cardiac complications of SARS-CoV-2. We have completed enrollment in the INSPIRE Phase II clinical trial in patients with a diagnosis of SARS-CoV-2. We plan to have top-line data available by the end of the first quarter of 2022.

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

The development of complex biotechnology products such as ours typically includes the early discovery of a technology platform – often in an academic institution – followed by increasingly focused development around a product opportunity, including identification and definition of a specific product candidate and development of scalable manufacturing processes, formulations, delivery and dosage regimens. As a result, biotechnology products are often protected by several families of patent filings that are made at different times in the development cycle and cover different aspects of the product. Earlier filed broad patent applications directed to the discovery of the platform technology thus usually expire ahead of patents covering later developments such as scalable manufacturing processes and dosing regimens. Patent expirations on products may therefore span several years and vary from country to country based on the scope of available coverage. Our patents, or patent applications, if issued and upon payment of patent maintenance fees, would expire as early as 2024 and as late as 2042. There are also limited opportunities to obtain extensions of patent terms in certain countries.

Intellectual Property Rights for Capricor’s Technology - CAP-1002 and Exosomes

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration, or the FDA. The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In May 2015, Capricor paid the development milestone related to the Phase I study that was owed to JHU pursuant to the terms of the JHU License Agreement. The Company recorded the $250,000 milestone payment for successful completion of a Phase II study in accounts payable and accrued expenses as of December 31, 2021. Payment of this milestone is expected to be made in the first quarter of 2022. The next milestone is triggered upon successful completion of a full Phase III study for which a payment of $500,000 will be due.

The JHU License Agreement will, unless sooner terminated, continue in effect in each applicable country until the date of expiration of the last to expire patent within the patent rights, or, if no patents are issued, then for twenty years from the effective date. Under the terms of the JHU License Agreement, either party may terminate the agreement should the other party become insolvent or file a petition in bankruptcy or fail to cure a material breach within 30 days after notice. In addition, Capricor may terminate for any reason upon 60 days’ written notice.

License Agreement for Serology Diagnostic

Capricor and JHU entered into a Nonexclusive License Agreement, or the JHU Serology License Agreement, effective January 6, 2021, which provides for the grant of a non-exclusive, world-wide, non-royalty-bearing license by JHU to Capricor to develop and commercialize licensed products under the licensed patent rights for COVID-19. The JHU Serology License Agreement is due to expire July 2022 and at this time, Capricor does not intend to convert it to an exclusive license or extend the JHU Serology License Agreement.

License Agreement for Exosome-based Vaccines and Therapeutics

Capricor and JHU entered into an Exclusive License Agreement, or the JHU Exosome License Agreement, effective April 28, 2021 for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics. The JHU Exosome License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license of JHU’s co-owned rights by JHU to Capricor, with the right to sublicense, in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how.

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

Sponsored Research Agreement with Johns Hopkins University

On April 1, 2020 we entered into a Sponsored Research Agreement, or the SRA, with JHU pursuant to which researchers in the lab of Dr. Stephen Gould are performing certain research activities in connection with our exosomes program. Pursuant to the SRA, we are funding certain research activities and have the right to negotiate for exclusive or non-exclusive rights to intellectual property that may result from such research activities. Unless renewed, the SRA is scheduled to expire on March 31, 2022.

Commercialization and Distribution Agreement with Nippon Shinyaku Co., Ltd.

On January 24, 2022, we entered into an Exclusive Commercialization and Distribution Agreement (the “NS Distribution Agreement”) with Nippon Shinyaku Co., Ltd., a Japanese corporation (“Nippon Shinyaku”). Under the terms of the NS Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of CAP-1002 for the treatment of DMD.

Under the terms of the NS Distribution Agreement, we will be responsible for the conduct of the HOPE-3 trial as well as for the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. We will sell commercial product to Nippon Shinyaku and in addition will receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments. We expect to receive an upfront payment of $30.0 million with potential additional milestone payments of up to $705.0 million. Nippon Shinyaku has the right to negotiate with us for distribution rights for CAP-1002 in additional territories under the NS Distribution Agreement.

Manufacturing

Capricor presently maintains a laboratory and research and manufacturing facilities in leased premises located at CSMC pursuant to a Facilities Lease. In that portion of the leased premises where we manufacture CAP-1002 and may manufacture our exosome products for potential clinical use, we believe that we follow, current good manufacturing practices, to the extent that they are applicable to the stage of our clinical programs although our current facility does not meet commercial cGMP standards. This manufacturing facility is licensed by the California Department of Public Health Food and Drug Branch to manufacture drugs. Capricor manufactured CAP-1002 in this facility for our previous studies. At this time, we intend to commence the HOPE-3 trial with product manufactured in our facility located at CSMC.

Our Facilities Lease has an expiration date of July 31, 2022.  If we are unable to extend the term of our Facilities Lease at CSMC, Capricor would have to secure alternative facilities in which to manufacture its products which would involve a significant monetary investment and would negatively impact the progress of our planned clinical trials and regulatory approvals. For commercial scale production of CAP-1002 or exosomes, we would have to establish a collaboration agreement with a third-party or build out our own manufacturing facility. At this time, we are evaluating multiple options as we proceed through clinical development of our product candidates as well as the possible extension of our current Facilities Lease.

Furthermore, we have initiated a technology transfer with Lonza Houston, Inc., a leading global contract manufacturing organization to prepare for commercial or possibly for late-stage clinical manufacturing of CAP-1002. The current activities with Lonza are focused on process development services for the manufacturing processes and related other activities necessary for potential cGMP readiness.

Manufacturing Process for CAP-1002

The manufacturing process for CAP-1002 begins with material from an entire heart from a donor that was collected from an organ procurement organization, or OPO. This tissue is then taken to the lab where the cells are isolated, expanded, and processed through a series of proprietary unit operations. After expanding, processing, release testing and quality review, the CAP-1002 product becomes available for administration to patients participating in clinical trials. CAP-1002 is cryo-preserved, enabling us to produce large lots that can be frozen and then administered to patients as needed.

Manufacturing Process for CDC-Exosomes (CAP-2003)

The process for manufacturing CAP-2003 starts with the proprietary process of creating a cell bank from donor heart tissue through the expansion of CDCs. Afterwards, exosomes are isolated from the expanded CDCs. After these exosomes are prepared, formulated, filled, tested, and validated, the exosomes product becomes available for clinical investigation, subject to regulatory approval. We believe that the allogeneic, acellular nature of exosomes would potentially enable us to create a scalable cell-derived product.

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

Research and Development

Capricor’s research and development program has been advanced in part through federal and state grants and loan awards totaling approximately $28 million to date. Our ongoing research and development activities primarily concern CDCs and exosomes and are focused on the characterization of their composition and actions, the evaluation of their therapeutic potential in selected disease settings, the development of next generation product candidates, and the identification of new technologies and indications.

Competition

We are engaged in fields that are characterized by extensive worldwide research and competition by pharmaceutical companies, medical device companies, specialized biotechnology companies, hospitals, physicians and academic institutions, both in the United States and abroad. This competition is particularly intense for products involving the treatment of diseases associated with COVID-19. The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of the organizations competing with us have substantially greater financial resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies, and research organizations actively engaged in research and development of products which may target the same indications as our product candidates. We expect any future products and product candidates we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects, and convenience of treatment procedures. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. The drugs that we are attempting to develop will have to compete with existing and future therapies. Our future success will depend in part on our ability to maintain a competitive position with respect to evolving cell therapy and exosome technologies. There can be no assurance that existing or future therapies developed by others will not render our potential products obsolete or noncompetitive. In addition, companies pursuing different but related fields represent substantial competition. These organizations also compete with us to attract patients for clinical trials, qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

Government Regulation

The research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, serialization and tracking, promotion, advertising, distribution and marketing, post-approval monitoring and reporting, and export and import, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve a pending NDA or a pending BLA, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution. We would also be facing additional regulations and requirements from regulatory authorities in other countries outside the U.S. if we seek approval of our product candidates for sale or distribution within such countries.

FDA Approval Process for Drugs and Biologics

Pharmaceutical products, including biological products such as ours, may not be commercially marketed without prior approval from the FDA and comparable regulatory agencies in other countries. In the United States, the process for receiving such approval is long, expensive and risky, and includes the following steps:

●	preclinical laboratory tests, animal studies, and formulation studies;
●	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an IRB at each clinical site before each trial may be initiated;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;
●	submission to the FDA of an NDA, for a drug, or BLA, for a biological product;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP;
●	a potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA or BLA;
●	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
●	FDA review and approval of the NDA or BLA prior to any commercial marketing or sale of the drug in the United States; and

●	compliance with any post-approval requirements, including the potential requirement to implement a REMS, and the potential requirement to conduct post-approval studies.

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

Typically, clinical testing involves a three-phase process; however, the phases may overlap or be combined:

●	Phase I clinical trials typically are conducted in a small number of volunteers or patients to assess the early tolerability and safety profile, the pattern of drug absorption, distribution and metabolism, the mechanism of action in humans, and may include studies where investigational drugs are used as research to explore biological phenomena or disease processes;
●	Phase II clinical trials typically are conducted in a limited patient population with a specific disease in order to assess appropriate dosages and dose regimens, expand evidence of the safety profile and evaluate preliminary efficacy; and
●	Phase III clinical trials typically are larger scale, multicenter, well-controlled trials conducted on patients with a specific disease to generate enough data to statistically evaluate the efficacy and safety of the product, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

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

The results of the preclinical and clinical testing, chemistry, manufacturing and control information, proposed labeling and other information are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to begin commercial sales. Within 60 days following submission of the application, the FDA reviews an application submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any application that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. In responding to an NDA or BLA, the FDA may grant marketing approval, or issue a Complete Response Letter, or CRL. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of an NDA or BLA and may require substantial additional testing or information. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications, and sometimes with specified post-marketing commitments and/or distribution and use restrictions imposed under a Risk Evaluation and Mitigation Strategy program. Any approval required from the FDA might not be obtained on a timely basis, if at all.

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

A product is eligible for priority review if it is intended to treat a serious condition and, if approved, it would provide a significant improvement in safety or effectiveness. FDA intends to take action on a priority review marketing application within 6 months of filing, compared to 10 months of filing for regular review submissions.

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

Rare Pediatric Disease Priority Review Voucher

The FDA generally defines a “rare pediatric disease” as a serious or life-threatening disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's Rare Pediatric Disease Priority Review Voucher (PRV) program, upon the approval of an application for a product for the treatment of a rare pediatric disease, the sponsor of such application is eligible for a Rare Pediatric Disease Priority Review Voucher. Currently, the Priority Review Voucher can be used to obtain priority review for any subsequent application and may be sold or transferred an unlimited number of times. Congress has only authorized the rare pediatric disease priority review voucher program until September 30, 2024. However, if a drug candidate receives RPD designation before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026.

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

While this emergency declaration is effective, the FDA may authorize the use of an unapproved product or an unapproved use of an approved product if it concludes that:

●	an agent referred to in the emergency declaration could cause a serious or life-threatening disease or condition;
●	it is reasonable to believe that the authorized product may be effective in diagnosing, treating, or preventing that disease or condition or a serious or life-threatening disease or condition caused by an approved product or a product marketed under an EUA;
●	the known and potential benefits of the authorized product, when used for that disease or condition, outweigh known and potential risks, taking into consideration the material threat of agents identified in the emergency declaration;
●	there is no adequate, approved, and available alternative to the authorized product for diagnosing, preventing, or treating the relevant disease or condition; or
●	any other criteria prescribed by the FDA is satisfied.

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

Oftentimes, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval requirements are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA or BLA are required to report certain adverse reactions to the FDA, comply with certain requirements concerning advertising and promotional labeling for their products, and continue to have quality control and manufacturing procedures conform to cGMP after approval. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, including total or partial suspension of production, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

In addition, the distribution of prescription drug products is subject to the Prescription Drug Marketing Act (the PDMA) which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution.

Pricing, Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any of our products, if and when approved. Sales of pharmaceutical products depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs, such as Medicare, Medicaid, TRICARE, and the Veterans Administration, as well as commercial insurance, and managed healthcare organizations. Prices at which we or our customers seek reimbursement for our therapeutic product candidates can be subject to challenge, reduction, or denial by payors. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A payor’s decision to provide coverage for a product does not imply reimbursement will be available at a rate that covers our costs, including research, development, manufacture, and sales and distribution costs. Additionally, in the United States there is no uniform policy among payors for determining coverage or reimbursement. Many third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will likely be a time-consuming process. If coverage and adequate reimbursement are not available, or are available only at limited levels, successful commercialization of, and obtaining a satisfactory financial return on, any product we develop may not be possible.

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

Additionally, efforts to contain healthcare costs (including drug prices) has become a priority of federal and state governments. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution by generic products. There has also been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We anticipate additional state and federal healthcare reform measures will be adopted in the future. These may include price controls and cost-containment measures, or more restrictive policies in jurisdictions with existing controls and measures, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and potentially could reduce demand for our products once approved, create additional pricing pressures, or ultimately limit our net revenue and results.

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

The federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, certain of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,803 and $23,607 for each separate false claim per false claim or statement for penalties assessed after December 13, 2021 with respect to violations occurring after November 2, 2015 (and penalties of between $5,500 and $11,000 per claim or statement with respect to violations occurring before that date). Other penalties include the potential for exclusion from participation in federal healthcare programs. Additionally, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

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

In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For instance, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020, giving California residents expanded privacy rights, and requiring businesses provide detailed information about their data practices. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for PHI and certain clinical trial data, the CCPA’s implementation standards and enforcement practices may increase our compliance costs and legal risks. Additionally, the California Privacy Rights Act (CPRA) was passed in November 2020 and will amend the CCPA beginning in 2023. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional state laws are being proposed, and new obligations may continue to arise. Additional compliance investment and potential business process changes may be required to respond to these rapidly changing privacy law landscape. If we fail to comply with existing or new privacy laws and regulations, we could face legal liability from regulatory actions or litigation, as well as reputational damage.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, created under the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfer of value made in the previous year to certain non-physician providers such as physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistant, certified nurse anesthetists, and certified nurse-midwives. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $178,581 per year and up to an aggregate of $1,190,546 per year for “knowing failures.” Covered manufacturers are required to submit reports on aggregate payment data to the Secretary of the U.S. Department of Health and Human Services on an annual basis. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Many states have similar statutes or regulations to the above federal laws that may be broader in scope and may apply regardless of payor. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and/or state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, drug pricing or marketing expenditures. These laws may differ from each other in significant ways and may not have the same effect, further complicating compliance efforts. Additionally, to the extent that we have business operations in foreign countries or sell any of our products in foreign countries and jurisdictions, including Japan or the European Union, we may be subject to additional regulation.

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

In the United States, the pharmaceutical industry has been a particular focus of healthcare reform efforts and has been significantly affected by major legislative and regulatory initiatives, including the ACA, which has had, and is expected to continue to have, a significant impact on the healthcare industry. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA contains provisions that may potentially affect the profitability of our products, including, for example, subjecting biologics potential competition by lower-cost biosimilars, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain products under Medicare Part D, expansion of entities eligible for discounts under the Public Health Service’s pharmaceutical pricing program, and a significant annual fee on companies that manufacture or import certain branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare providers and entities. The framework of the ACA and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory, and administrative developments; in addition, healthcare-related litigation and judicial proceedings contribute to regulatory uncertainty. While Congress has not passed legislation to comprehensively repeal the ACA, the Tax Cuts and Jobs Act included a provision that, effective January 1, 2019, changed to $0 the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.”

There have been numerous historical challenges and amendments to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which remained open from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a temporary increase in premium tax credit assistance for individuals eligible to receive qualified health plan premium subsidies for 2021 and 2022 and temporarily removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium such tax credits. Legislation has been proposed to extend the duration of certain health coverage provisions of the American Rescue Plan until 2025, but whether Congress will enact such legislation remains uncertain.  We cannot predict what effect the healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal, amend or replace the ACA would have on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 included reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will stay in effect into 2031 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to COVID-19 pandemic, with a subsequent phase-in period of a 1% reduction through June 30, 2022. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, effective January 1, 2019, the Bipartisan Budget Act of 2018, among other things, further amended portions of the Social Security Act implemented as part of the ACA to increase from 50% to 70% the point-of-sale discount off negotiated prices of applicable brand drugs that pharmaceutical manufacturers participating in the Coverage Gap Discount Program must provide to eligible Medicare Part D beneficiaries during the coverage gap phase of the Part D benefit, commonly referred to as the “donut hole,” and to reduce standard beneficiary cost sharing in the coverage gap from 30% to 25% in most Medicare Part D plans. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it may have on the availability and cost of healthcare items and services, including drug products.

In addition, in recent years the pricing and costs of prescription pharmaceuticals has been the subject of considerable discussion in the United States. A number of federal reports and inquiries have focused on these issues, and various legislative and regulatory provisions have been proposed and enacted at the federal and state level that seek to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. Additionally, on December 21, 2020, Congress passed a $900 billion U.S. coronavirus relief and government appropriations legislation, the Consolidated Appropriations Act of 2021, which contains several important new drug price reporting and transparency measures that could result in additional transparency with respect to manufacturers’ prescription drug prices. Among other things, the Act includes provisions requiring Medicare Part D prescription drug plan, or the PDP, sponsors and Medicare Advantage organizations, or MAOs, to implement tools to display Medicare Part D prescription drug benefit information in real time and provisions requiring group and health insurance issuers offering health insurance coverage to report information on certain pharmacy benefit and drug costs to the Secretaries of HHS, Labor, and the Treasury.

Further, the Biden Administration and Congress have each indicated that it will continue to pursue new legislative and administrative measures to control drug costs. For example, the American Rescue Plan Act of 2021 included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs. Further, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. We cannot predict what other healthcare reforms will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation. Accordingly, we face uncertainties that might result from additional reforms.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control biopharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Corporate Information

Our corporate headquarters were relocated to 10865 Road to the Cure, Suite 150, San Diego, California 92121. Our telephone number is (310) 358-3200 and our internet address is www.capricor.com. The information on, or accessible through, our website is not part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Employees

Currently, we have 48 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We have also retained several consultants to perform various operational and administrative functions. Certain officers of Capricor are also serving as officers of the Company.

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

Risks Related to Our Business

●	the COVID-19 pandemic, including its impact on our business and operations;
●	substantial additional funding is needed to complete the development of our product candidates;
●	the Company has incurred significant losses and may never be profitable;
●	the occurrence of security breaches, improper access to or disclosure of our data or user data, and other cyber incidents or undesirable cyber activity related to our, or our third party vendor’s systems and data;
●	we may not have adequate personnel and may not be able to attract or retain personnel needed to develop our products;

Risks Related to Clinical and Commercialization Activities

●	our success depends upon the viability of our product candidates, all of which require regulatory approval to commercialize and we cannot be certain any of them will receive regulatory approval to be commercialized;
●	delays in commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates;
●	our exosome technologies are unproven in their ability to achieve sufficient biological activity or scale in development to date;
●	product candidates can fail to meet their efficacy endpoints at any time during the clinical development process, which would likely make them ineligible for becoming commercial products;
●	we may not be able to use our facilities to manufacture product for use in our Phase III trial of CAP-1002 for DMD;

Risks Related to the Manufacturing of our Product Candidates

●	the manufacturing of our product candidates is heavily reliant on supply chain requirements including the availability of donor hearts and other raw materials that are critical for the manufacturing of our product candidates;
●	we may need to rely upon third party manufacturers for the expansion of our manufacturing capabilities for later-stage clinical trials and for ultimate commercialization;
●	we may not have adequate manufacturing facilities required for any scale-up of manufacturing which may be required in the future;
●	we may not be able to replicate our manufacturing processes;
●	we may not be able to comply with cGMP regulations;

Risks Related to Our Intellectual Property

●	our ability to obtain, maintain, protect, and enforce our intellectual property rights;
●	potential challenges to the enforceability or scope of our intellectual property;

●	potential claims from third parties that we are infringing their patents or other intellectual property rights;

Risks Related to Our Relationships with Third Parties

●	we depend on our relationships with our licensors and collaborators and there is no guarantee that such relationships will continue;
●	we will depend on the ability of Nippon Shinyaku to perform according to the terms of the NS Distribution Agreement and all applicable laws, and to successfully commercialize our lead product CAP-1002 in DMD;

Risks Related to Competitive Factors

●	our products will likely face intense competition;
●	any of our product candidates for which we receive regulatory approval may not achieve broad market acceptance, which could limit the revenue that we will generate from their sales, if any;

Risks Related to Product and Environmental Liability

●	our products may expose us to potential product liability;

Risks Related to Our Common Stock

●	we expect that our stock price will continue to fluctuate significantly; and
●	we have never paid dividends and we do not anticipate paying dividends in the future.

Risks Related to Our Business

We need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As of December 31, 2021, we had cash and cash equivalents totaling approximately $34.9 million. Additionally, under the terms of our Distribution Agreement with Nippon Shinyaku, we expect to receive a $30.0 million upfront payment. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

From inception, we have financed our operations through public and private sales of our equity securities, grants from the National Institutes of Health, or NIH, and the Department of Defense, or DoD, a loan commitment and grant award from the California Institute for Regenerative Medicine, or CIRM and through various partnership agreements. As we have not generated any revenue from commercial sales to date and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our ongoing clinical trials and plans for new clinical trials and product development.

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

Our forecasts regarding our beliefs in the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress, cost and results of our research and development activities, especially our CAP-1002 and exosomes programs;
●	the next steps in the development of our Duchenne muscular dystrophy, or DMD, program, which includes a Phase III clinical trial for our CAP-1002 product candidate for DMD;
●	the availability of funding from government programs including the NIH, DoD, and CIRM, if applicable;
●	the costs of developing adequate manufacturing processes and facilities;
●	the costs associated with and timing of regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the costs and risks involved in conducting clinical trials and manufacturing operations in the U.S. and internationally;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaboration, licensing or other arrangements that we may establish;
●	the cost and timing of technology transfer for, and completion of, clinical and commercial-scale outsourced manufacturing activities; and
●	the costs of establishing sales, marketing and distribution capabilities, as applicable, for any product candidates for which we may receive regulatory approval.

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

We have a history of net losses, expect to continue to incur substantial net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approval for any of our product candidates. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors:

●	our need for substantial additional capital to fund our trials and development programs;
●	delays in the commencement, enrollment, and timing of clinical testing;
●	the viability of CAP-1002 as a potential product candidate and its development through all stages of clinical development;
●	the viability of our exosome technologies as potential product candidates and the advancement of our exosome technologies through all stages of its preclinical and clinical development;
●	any delays in regulatory review and approval of our product candidates in clinical development;
●	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
●	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;
●	market acceptance of our product candidates;
●	our ability to establish an effective sales and marketing infrastructure once our products are commercialized, as necessary or to establish partnerships with other companies who have greater sales and marketing capabilities;

●	the ability of our distribution partner, Nippon Shinyaku, to successfully market and sell our CAP-1002 product if and to the extent it is approved;
●	our ability to establish or maintain collaborations, licensing or other arrangements, including strategic partnerships for CAP-1002 outside of DMD and our exosomes technologies;
●	our ability and third parties’ abilities to obtain and protect intellectual property rights;
●	competition from existing products or new products that may emerge;
●	guidelines and recommendations of therapies published by various organizations;
●	the ability of patients to obtain coverage of, or sufficient reimbursement for, our product candidates;
●	our ability to maintain adequate insurance policies;
●	our ability to successfully manufacture our product candidates in sufficient quantities and on a timely basis to meet clinical trial and potential commercial demand;
●	our dependency on third parties to formulate and manufacture our product candidates;
●	our ability to maintain our current manufacturing facility;
●	our ability to build or secure new manufacturing facilities and achieve and maintain current Good Manufacturing Practices, or cGMP, and obtain required certifications as necessary;
●	costs related to and outcomes of potential intellectual property litigation;
●	compliance with obligations under intellectual property licenses with third parties;
●	our ability to implement additional internal systems and infrastructure;
●	our ability to adequately support future growth;
●	if our products are approved for commercial sale, the ability to secure reimbursement for our products;
●	our ability to attract and retain key personnel to manage our business effectively; and
●	the ability of members of our senior management who have limited experience in managing a public company to manage our business and operations.

The Company’s technology is not yet proven and each of our product candidates is still in clinical or preclinical development.

The Company’s product candidates, CAP-1002 and our exosome technologies, are in development and each requires further and, in some cases, extensive clinical testing before it may be approved by the FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The Company’s failure to establish the efficacy of its technologies would have a material adverse effect on the Company. We cannot predict with any certainty the results of such clinical testing, including the results of our planned Phase III trial of our CAP-1002 product candidate for DMD. Additionally, we cannot predict with any certainty if, or when, we might commence any additional clinical trials of our product candidates, whether we will be able to secure additional partners, or whether our current trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agencies. We are also unable to predict whether our preclinical studies of our exosomes products will result in a viable clinical development program.

Our business depends entirely on the successful development and commercialization of our product candidates. We currently have no products approved for sale and generate no revenues from sales of any products, and we may never be able to develop a marketable product.

Our product candidates will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote our product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our product candidates will depend on several factors, including the following:

●	successful and timely completion of our clinical trials;
●	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	the impact of COVID-19 on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve or authorize our products;

●	our ability to demonstrate our products’ safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for emergency use authorization (EUA) or marketing approval;
●	timely receipt of an EUA or marketing approval for our products;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our current and future collaborators, if any;
●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost effective basis, if required;
●	establishment of supply arrangements with third-parties for raw materials and drug product supplies and potential manufacturers who are able to manufacture clinical trial and commercial quantities of drug substance and drug products and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any EUA or marketing approval;
●	a continued acceptable safety profile following any EUA or marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

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

Our corporate headquarters and our manufacturing and research facilities are located in San Diego and in the greater Los Angeles, California area, a region known for seismic activity, as well as being susceptible to drought and fires. A significant natural disaster, such as an earthquake, flood or fire, occurring at our headquarters or manufacturing facilities, or at the facilities of any third-party manufacturer or vendor, could have a material adverse effect on our business, financial condition and results of operations. In addition, outbreaks of viruses, infectious diseases or pandemics (including, for example, the outbreak of the novel coronavirus (COVID-19)), terrorist acts or acts of war targeted at the United States, and specifically in the California region, could cause damage or disruption to us, our employees, facilities, contractors and collaborators, which could have a material adverse effect on our business, financial condition and results of operations.

The coronavirus outbreak could adversely impact our business.

An epidemic or pandemic disease outbreak, including COVID-19, could severely disrupt our operations or the operations of third parties that we depend on, including any third-party contract manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, and have a material adverse effect on our business, results of operations, financial condition and prospects. In December 2019, it was first reported that there had been an outbreak of COVID-19, in China.  COVID-19 has since spread globally and while cases and hospitalization are currently on the decline in the US, there can be no assurances they will not continue at the current rate or increase in the future especially in light of the number of variants that are emerging across the world.  Governments in the United States and elsewhere have taken and are continuing to take measures to slow the spread of COVID-19.

If COVID-19 continues to spread and further variants emerge, we may experience disruptions that could severely impact our business, including:

●	delays or difficulties in enrolling patients in our clinical trials and having patients complete their assessments in accordance with the clinical protocol;
●	restrictions preventing trial investigators, patients or other critical staff from traveling to our trial sites;
●	diversion of healthcare resources to address COVID-19, which could limit the availability of medical facilities for our clinical trials;
●	forced closures, or reductions in operations, at our facilities or the facilities of third parties with whom we do business;
●	supply chain disruptions which could have a material adverse effect on the availability or cost of materials for our product candidates; and
●	disruptions to our workforce, or the workforces of third parties with whom we do business, caused by sickness, travel restrictions or quarantines.

Additionally, disruptions at the at FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the application review process, could result in delays of reviews and approvals of our product candidate or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities, including our clinical trial sites.

The global outbreak of COVID-19 continues to evolve and its ultimate impact on our business will depend on future developments, which are highly uncertain and cannot be predicted.  Any of the disruptions listed above, or other disruptions caused by new developments associated with the COVID-19 outbreak or other outbreak could severely impact our business.

A breakdown or breach of our information technology systems could subject us to liability or interrupt the operation of our business.

We are increasingly dependent upon information technology systems and data, as well as the information technology systems and data of our third-party vendors, especially if we expand our clinical trials and therefore our databases of patient information. Our or our third-party vendors’ computer systems are potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our information technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. While we continue to build and improve our information systems and infrastructure and believe we have taken appropriate security measures to minimize these risks to our data and information technology systems, we intend to defend against and respond to data security incidents, and there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or adequately contain and mitigate risks from a data security incident, that could adversely affect our business.

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

Our exosome technologies involve a relatively new therapeutic approach which will face both clinical and regulatory challenges. To date, no products based on exosomes have been approved in the United States or the European Union. It is therefore difficult to accurately predict the developmental challenges we may face for our exosome technologies as they proceed through preclinical studies and clinical trials. In addition, because we have only conducted preclinical studies with our exosome technologies, we have not yet been able to assess their safety in humans, and there may be short-term or long-term effects from treatment with our exosomes that we cannot predict at this time. Also, animal models for the indications we may explore may not exist or may be difficult to obtain for our preclinical studies. As a result of these factors, we are unable to predict the time and cost of development of the exosome technologies and we cannot predict whether the application of the exosome technologies, or any similar or competitive exosome technologies, will result in regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our exosomes or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also decide to discontinue exosome development programs if we believe that there is excessive competition in a disease target. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Exosome-based therapeutics and vaccines are novel and unproven therapies which may not gain the acceptance of the public, patients or the medical community. To date, efforts by others to leverage natural exosomes have generally demonstrated an inability to generate exosomes with predictable biologically active properties or to manufacture exosomes at suitable scale to treat more than a small number of patients. Our success will depend on our ability to demonstrate that our exosome technologies can overcome these challenges.

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

Advancing product candidates based on our exosome platform as novel products creates significant challenges for us, including:

●	obtaining marketing approval, as obtaining an EUA or regulatory approval of such a product candidate from the FDA or comparable foreign regulatory authorities has never been done before;
●	educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating our product candidates, if approved, into treatment regimens; and
●	establishing the sales and marketing capabilities to gain market acceptance, if approved.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to do so, the FDA may not permit us to proceed.

We hope to file additional investigational new drug applications, or INDs, over the next several years, including with respect to our exosome technologies in one or more indications. However, the timing of our filing of these INDs is primarily dependent on receiving further data from our preclinical studies, having sufficient processes in place in connection with the manufacturing of the exosomes and the availability of necessary funding for any potential clinical trial.

We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of such clinical trials. Any IND we submit could be denied by the FDA or the FDA could place any future investigation of ours on clinical hold until we provide additional information, either before or after clinical trials are initiated. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trial set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The FDA may also impose clinical holds at any time before or during clinical trials due to unacceptable and significant risks to clinical trial subjects or non-compliance with FDA requirements. Unfavorable future trial results or other factors, such as insufficient capital to continue development of a product candidate or program, could also cause us to voluntarily withdraw an effective IND.

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

To receive regulatory approval for the commercial sale of our product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical failure can occur at any stage of testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. In addition, the results of our clinical trials may show that our product candidates are ineffective or may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities. Furthermore, negative, delayed or inconclusive results may result in:

●	the withdrawal of clinical trial participants;
●	the termination of clinical trial sites or entire trial programs;
●	costly litigation arising out of the trials;
●	substantial monetary awards to patients or other claimants;
●	the requirement that additional trials be conducted;
●	impairment of our business reputation;
●	loss of revenues; and
●	the inability to commercialize our product candidates.

Delays in the commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. The current pandemic has had an impact on the ability to conduct clinical trials due to inabilities to enroll or even get subjects to complete the trials due to lockdowns, reluctance to travel, limitations set by trial sites and other reasons. We cannot predict how long this will exist and while the hospitalization rates and number of cases seem to be on the decline, there is no assurance that it will not revert to prior critical levels. A clinical trial may be suspended or terminated by the Company, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials require us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may otherwise be resource constrained. We may be required to withdraw from a clinical trial as a result of changing standards of care, or we may become ineligible to participate in clinical studies. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

●	findings in preclinical studies;
●	reaching agreements on acceptable terms with prospective CROs, vendors and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, vendors and trial sites;
●	obtaining regulatory clearance to commence a clinical trial;
●	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;
●	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;
●	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size of the patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the inability of the sites to conduct trial procedures properly, the inability of the sites to devote their resources to the trial, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
●	the impact of COVID-19 on patient screening and patient enrollment;
●	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
●	patients failing to comply with the clinical trial protocol or dropping out of a trial;
●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;

●	addressing any conflicts with new or existing laws or regulations;
●	the need to add new clinical trial sites;
●	retaining patients who have initiated their participation in a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;
●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues;
●	demonstrating the bioequivalence of products we manufacture to prior products manufactured by us;
●	complying with design protocols of any applicable special protocol assessment we receive from the FDA;
●	severe or unexpected drug-related side effects experienced by patients in a clinical trial;
●	collecting, analyzing and reporting final data from the clinical trials;
●	breaches in quality of manufacturing runs that compromise all or some of the doses made; positive results in FDA-required viral testing; karyotypic abnormalities in our cell product; or contamination in our manufacturing facilities, all of which events would necessitate disposal of all cells made from that source;
●	availability of materials provided by third parties necessary to manufacture our product candidates;
●	availability of adequate amounts of acceptable tissue for preparation of master cell banks for our products;
●	requirements to conduct additional trials and studies, and increased expenses associated with the services of the Company’s CROs and other third parties; and
●	meeting logistical requirements for the delivery of investigational product.

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

Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination which may impact the costs, timing, or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed or will not be realized. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same or similar indications may have been introduced to the market and already established a competitive advantage. Any delays in obtaining regulatory approvals may:

●	delay commercialization of, and our ability to derive product revenues from, our product candidates;
●	impose costly procedures on us; or
●	diminish any competitive advantages that we may otherwise enjoy.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors, including our CROs, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we, our investigators, or any of the overseeing IRBs or ethics committees might decide to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
●	any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are insufficiently positive to support marketing approval, or if there are safety concerns, we may:

●	incur unplanned costs;
●	be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
●	obtain marketing approval in some countries and not in others;
●	obtain marketing approval for indications or patient populations that are narrower or more limited in scope than intended or desired;
●	obtain marketing approval subject to significant use or distribution restrictions or with labeling that includes significant safety warnings, including boxed warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the drug removed from the market after obtaining marketing approval.

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

In addition, the design of a clinical trial can determine whether its results will support approval of a drug and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing late-stage clinical trials and may be unable to design and conduct a clinical trial to support marketing approval. Further, if our product candidates are found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in preclinical studies and earlier clinical trials.

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

Before obtaining marketing approval for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and elsewhere to the satisfaction of other comparable foreign regulatory authorities, that the product candidate is safe and effective for use for that target indication. There is no assurance that the FDA or other comparable foreign regulatory authorities will consider our future clinical trials to be sufficient to serve as the basis for approval of one of our product candidates for any indication. The FDA and other comparable foreign regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that a product candidate is safe and effective. If we are required to conduct additional clinical trials of a product candidate than we expect prior to its approval, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

The regulatory pathway for COVID-19 therapeutics and vaccines is continually evolving, and may result in unexpected or unforeseen challenges.

The speed at which all parties are acting to create and test many therapeutics and vaccines for COVID-19 is atypical, and evolving or changing plans or priorities within the FDA or the regulatory authorities in other jurisdictions, including changes based on new knowledge of COVID-19 and how the disease affects the human body, and new variants of the virus, may significantly affect the regulatory timeline for further authorizations or approvals. We cannot anticipate or predict with certainty the timelines or regulatory processes that may be required for the development of our COVID-19 therapeutic or potential vaccines that may be developed to fight against variants of the SARS-CoV-2 virus. We may also decide to discontinue exosome development programs if we believe that there is excessive competition in a disease target.

We may not be able to obtain Emergency Use Authorization (EUA) for CAP-1002 for the treatment of hospitalized patients with COVID-19, or any other therapies or vaccines for COVID-19, and, even if we do, absent supplemental BLA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.

Section 564 of the FDCA allows the FDA to authorize the shipment of drugs, biological products, or medical devices that either lack required approval, licensure, or clearance (unapproved products), or are approved but are to be used for unapproved ways to diagnose, treat, or prevent serious diseases or conditions in the event of an emergency declaration by the HHS Secretary.

On February 4, 2020, then-HHS Secretary Alex M. Azar II declared a public health emergency for COVID-19, under 21 U.S.C. § 360bbb-3(b)(1), justifying the authorization of emergency use of unapproved therapeutic products, or unapproved uses of approved or cleared therapeutic products, to treat COVID-19. This determination was published in the Federal Register on February 7, 2020.

While this emergency declaration is effective, the FDA may authorize the use of an unapproved product or an unapproved use of an approved product if it concludes that:

●	an agent referred to in the emergency declaration could cause a serious or life-threatening disease or condition;
●	it is reasonable to believe that the authorized product may be effective in diagnosing, treating, or preventing that disease or condition or a serious or life-threatening disease or condition caused by an approved product or a product marketed under an EUA;
●	the known and potential benefits of the authorized product, when used for that disease or condition, outweigh known and potential risks, taking into consideration the material threat of agents identified in the emergency declaration;
●	there is no adequate, approved, and available alternative to the authorized product for diagnosing, preventing, or treating the relevant disease or condition;
●	any other criteria prescribed by the FDA is satisfied.

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

Generally, EUAs for unapproved products or unapproved uses of approved products require that manufacturers distribute factsheets for healthcare providers, addressing significant known and potential benefits and risk, and the extent to which benefits and risks are unknown, and the fact that FDA has authorized emergency use; and, distribution of factsheets for recipients of the product, addressing significant known and potential benefits and risk, and the extent to which benefits and risks are unknown, the option to accept or refuse the product, the consequences of refusing, available alternatives and the fact that FDA has authorized emergency use.

Generally, EUAs for unapproved products and, per FDA’s discretion, EUAs for unapproved uses of approved products, include requirements for adverse event monitoring and reporting, and other recordkeeping and reporting requirements. Note, however, that approved products are already subject to equivalent requirements.

In addition, the FDA may include various requirements in an EUA as a matter of discretion as deemed necessary to protect the public health, including restrictions on which entities may distribute the product, and how to perform distribution (including requiring that distribution be limited to government entities), restrictions on who may administer the product, requirements for collection and analysis of safety and effectiveness data, waivers of cGMP, and restrictions applicable to prescription drugs or restricted devices (including advertising and promotion restrictions).

The FDA may revoke an EUA when it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety. We cannot predict how long, if ever, an EUA would remain in place.

We cannot predict with certainty whether we will be able to collect data that can support an application for EUA for CAP-1002 or any other COVID-19 therapies or vaccines we may develop. Even if we do submit an application, we cannot predict whether FDA will grant an EUA for CAP-1002 or any other COVID-19 therapies or vaccines we may develop based on the study data.  We also cannot predict how long, if ever, an EUA would remain in place.

We may not be successful in our efforts to identify or discover additional potential product candidates.

Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying potential product candidates;
●	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and/or achieve market acceptance; and
●	potential product candidates may not be safe or effective in treating their targeted diseases.

Research programs to identify new product candidates require substantial technical, financial and human resources. If we are unable to identify suitable compounds for preclinical and clinical development, our business would be harmed.

Negative perception of the efficacy, safety, or tolerability of any investigational medicines that we develop, or of other products similar to products we are developing, such as mRNA medicines or vaccines, could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.

A limited number of mRNA medicines have been granted EUA or have been approved to date by the FDA or any other regulatory agency. Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products, including other mRNA COVID-19 vaccines, and the resulting publicity, as well as any other adverse events in the field of mRNA medicine, or other products that are perceived to be similar to mRNA medicines, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop. If and when they are used in clinical trials, our developmental candidates and investigational medicines could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions, other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by U.S., state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of any approved products or demand for any products we may develop.

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

Clinical trials of our product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the drug or seize the drug;
●	we, or any future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;

●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
●	we, or any future collaborators, could be sued and held liable for harm caused to patients;
●	the drug may become less competitive in the marketplace; and
●	our reputation may suffer.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;
●	the potential advantages of the product compared to alternative therapies;
●	the prevalence and severity of any side effects;
●	whether the product is designated under physician and other provider treatment guidelines as a first-, second- or third-line therapy;
●	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration for patients and healthcare practitioners compared to alternative treatments;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	limitations or warnings, including distribution or use restrictions and safety information contained in the product’s approved labeling;
●	the strength of sales, marketing and distribution support;
●	the performance of our exclusive distributor for our lead product candidate, CAP-1002;
●	changes in the standard of care for the targeted indications for the product; and
●	the availability of coverage by, and the amount of reimbursement from, government payors, managed care plans and other third-party payors.

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

We have received orphan drug status for CAP-1002 for the treatment of DMD. Even though we have received orphan drug designation (ODD) as described above, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. For any product candidate for which we have been or will be granted ODD in a particular indication, it is possible that another company also holding ODD for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires.

In addition, our exclusive marketing rights in the United States, if obtained, may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure the availability of sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Even though we have obtained orphan drug designation for CAP-1002 for a select indication, we may be unable to seek or obtain orphan drug designation for our future product candidates and we may not be the first to obtain marketing approval for any particular orphan indication.

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

CAP-1002 has received rare pediatric disease designation from the FDA for the treatment of DMD. The FDA generally define a "rare pediatric disease" as a serious or life-threatening disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's Rare Pediatric Disease Priority Review Voucher program, upon the approval of a NDA or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times, as long as the sponsor making the transfer has not yet submitted the application. Also, although Priority Review Vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we were to sell a Priority Review Voucher. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

Congress has only authorized the rare pediatric disease priority review voucher program until September 30, 2024. However, if a drug candidate receives RPD designation before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for CAP-1002 and qualify for such a Priority Review Voucher, the program may no longer be in effect at the time of approval.

Providing product for use in third party trials poses risks to our product candidates.

In addition to manufacturing CAP-1002 for its own clinical trials, Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs.” The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells.” In both studies, Capricor provided doses of CAP-1002 and received a negotiated amount of monetary compensation in exchange for doing so.

Providing product for clinical trials sponsored by third parties poses significant risks for the Company as we will not have control over the conduct of the trial even though we have used our commercially reasonable efforts to ensure that the investigative sites are contractually bound to follow the protocol and other procedures established by Capricor. Additionally, even though the investigative sites have experience in conducting clinical trials, any adverse event that may occur during the trial may have a negative impact on our efforts to obtain regulatory approval for our product. There are no assurances that the clinical trial sites will perform the studies in accordance with the protocol, the manuals provided by Capricor or the sponsor’s instructions, or otherwise act in accordance with applicable law. There is no assurance that if research injuries are sustained, any insurance carrier will compensate Capricor for any liabilities or other losses sustained by Capricor arising out of these injuries. We have been informed by CSMC that both of these trials have ceased enrollment and that the trials have been concluded. Notwithstanding their cessation, there is a risk that injuries could result from the use of the product or other claims may arise.

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

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, other federal agencies and corresponding state agencies to ensure strict compliance with good manufacturing practices, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, nor can we guarantee that we will maintain compliance with such regulations in regards to our own manufacturing processes. Other risks include:

●	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;
●	regulatory authorities may withdraw their approval of the IND or the product or require us to take our approved products off the market;
●	we may be required to change the way the product is manufactured or administered, and we may be required to conduct additional clinical trials or change the labeling of our products;
●	we will be required to manufacture on our own behalf or retain the services of a commercial manufacturer to develop product suitable for commercial sale in compliance with cGMP requirements;
●	we may have limitations on how we or our distributor promote our products; and
●	we may be subject to litigation or product liability claims.

There are additional risks involved in conducting clinical trials internationally.

If we decide to expand one or more of our clinical trials to investigative sites in Europe, Asia, or other countries outside of the United States, we will have additional regulatory requirements that we will have to meet in connection with our manufacturing, distribution, use of data and other matters. For example, if we decide to conduct our trials in Europe, we may have to move our manufacturing facility to a facility located in Europe, enter into an agreement with a European manufacturer to manufacture our product candidates for us, enter into an agreement with a domestic manufacturer who maintains an acceptable cGMP facility or maintain a facility that meets European specifications. Any of those options would involve a significant monetary investment, time delays, and increased risk and may impact the progress of our clinical trials and regulatory approvals.

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

Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping, and submission of safety and other post-market information on the drug. New issues may arise during a product lifecycle that did not exist, or were unknown, at the time of product approval, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured. Since approved products, manufacturers, and manufacturers’ facilities are subject to continuous review and periodic inspections, these new issues post-approval may result in voluntary actions by Capricor or may result in a regulatory agency imposing restrictions on that product or us, including requiring withdrawal of the product from the market or for use in a clinical trial. If our product candidates fail to comply with applicable regulatory requirements, such as good manufacturing practices, a regulatory agency may:

●	issue warning or untitled letters;
●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions, and penalties for noncompliance;
●	impose other civil or criminal penalties;
●	suspend regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements to approved applications filed by us;
●	impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products or require a product recall.

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

Although we do not currently have any products on the market, if our therapeutic candidates or clinical trials become covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. The term remuneration has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, or the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute to clarify that a person or entity need not have actual knowledge of this statute or specific intent to violate it. The Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as healthcare providers and prescribers, patients, purchasers, pharmacy benefit managers, group purchasing organizations, third-party payors, wholesalers and distributors on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, certain pricing arrangements, grants, charitable contributions, and patient support offerings, among others. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines and imprisonment. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;
●	the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. When an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;
●	the Federal Criminal Statute on False Statements Relating to Health Care Matters makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services;
●	the Federal Civil Monetary Penalties Law authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;
●	the Health Insurance Portability and Accountability Act, or HIPAA, includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding, the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
●	the FDCA, which prohibits the adulteration and misbranding of drugs, including therapeutic biological products;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to, at the request of, or on behalf of “covered recipients,” which include physicians, certain other healthcare providers, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by physicians and their immediate family members; and
●	analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant

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

We currently expect that certain drugs we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Specifically, Medicare Part B coverage may be available for eligible beneficiaries when the following, among other requirements have been satisfied:

●	the product is reasonable and necessary for the diagnosis or treatment of the illness or injury for which the product is administered according to accepted standards of medical practice;
●	the product is typically furnished incident to a physician's services;
●	the indication for which the product will be used is included or approved for inclusion in certain Medicare-designated pharmaceutical compendia (when used for an off-label use); and
●	the product has been approved by the FDA.

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

Further, the Biden Administration and Congress may pursue additional and potentially significant changes to the current healthcare laws, regulations, and related guidance. The Biden Administration issued a memorandum on January 20, 2021 (President Biden’s inauguration day) that, like similar memoranda issued by prior incoming Administrations, directed federal agencies to take steps to halt, delay, or conduct further review of certain regulatory actions taken by the Trump Administration, such as those that had not taken effect by inauguration day. The Biden Administration’s review is ongoing and we cannot predict which regulatory actions it may or may not affect. We also cannot predict what other healthcare reforms will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation and, accordingly, face uncertainties that might result from additional reforms.

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

We are planning to potentially develop vaccine candidates using our exosome technologies.  The successful development, testing, manufacturing and commercialization of vaccines is a long, complex, expensive and uncertain process.  There are unique risks and uncertainties associated with vaccines, including:

●	There may be limited access to, and supply of, normal and diseased tissue samples, cell lines, media pathogens, bacteria, viral strains, synthesized nucleic acids, including mRNA and other biological materials. In addition, government regulations in multiple jurisdictions, such as the United States and the EU, could result in restricted access to, or the transport or use of, such materials. If the Company in unable to access sufficient sources of such materials, or if tighter restrictions are imposed on the use of such materials, the Company may not be able to conduct research or product development activities as planned and may incur additional costs.
●	The development, manufacturing and marketing of vaccines are subject to regulation by the FDA, the EMA and other regulatory bodies that are often more complex and extensive than the regulations applicable to other pharmaceutical products. For example, in the United States, a BLA, including both preclinical and clinical trial data and extensive data regarding the manufacturing procedures, is required for human vaccine candidates, and FDA approval is generally required for the release of each manufactured commercial lot.
●	Vaccines are frequently costly to manufacture because production ingredients are inactive biological materials derived from virus, animals, or plants and most biologics and vaccines cannot be made synthetically. In particular, keeping up with the demand for vaccines may be difficult due to the complexity of producing vaccines.

Risks Related to the Manufacturing of our Product Candidates

We have limited manufacturing capability and may not be able to maintain our manufacturing licenses.

Our primary research facility is located in San Diego, California. We also maintain a portion of our laboratories, research and manufacturing facilities in leased premises at CSMC in Los Angeles, California. In that portion of the leased premises where we manufacture CAP-1002 and may manufacture our exosome technologies, we believe that we follow good manufacturing practices sufficient for an investigational stage product. Capricor manufactured CAP-1002 in this facility for our previous clinical studies as well as our HOPE-2 clinical trial.

As we initiate a Phase III study for DMD, we are unsure at this time if the FDA will allow us to produce doses in our current facility or whether the FDA will require us to use a cGMP facility. If we are required to use a cGMP facility to produce product for a Phase III study, it may result in delays and significant expenses which would have a negative impact on our business and product development. In addition, FDA may disagree with our position that the drug used in our prior clinical studies is sufficiently comparable to the drug to be used in the forthcoming Phase III study. This could result in us being required to conduct further comparability testing and may result in us being required to conduct additional clinical trials before we are able to submit a BLA for approval. Additional testing or clinical trial requirements could lead us not to pursue an application for approval. Conducting a clinical trial may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we do complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, FDA may still disagree with our determination that the trial is sufficient to support submission and approval of a marketing application.

In 2020, we initiated a technology transfer with Lonza Houston, Inc., a leading global contract manufacturing organization to prepare for commercial or possibly late-stage clinical manufacturing of CAP-1002. Process development has been the focus of the work done by Lonza to date. We are evaluating whether it would be in our best interests to have Lonza move forward to complete the technology transfer process or whether we should manufacture our CAP-1002 product candidate in a cGMP facility leased by us.

Our plans to use this facility for future trials could change if we decide to expand any of our clinical trials to include international sites, such as in Europe or if we fail to meet the specifications necessary to produce our product in a qualified manner. Currently, we also intend to utilize our premises at CSMC to develop and manufacture our exosomes technologies. Currently, our CSMC Facilities Lease is scheduled to expire on July 31, 2022. There can be no assurance that the Facilities Lease for the manufacturing space will be continued beyond July 31, 2022. If the Facilities Lease with CSMC is terminated or expires, we would have to secure alternative facilities in which to manufacture our products, which would involve a significant monetary investment and would negatively impact the progress of our clinical trials and regulatory approvals. At this time, we are actively considering new or expanded facilities for development and manufacturing activities and the possible extension of our current Facilities Lease.

We may be required to obtain and maintain certain licenses in connection with our manufacturing facilities and activities. There is no guarantee that any licenses issued to us will not expire, be revoked, forfeited by operation of law or otherwise. If we were denied any required license or if any of our licenses were to be revoked or forfeited, we would suffer significant harm. Additionally, if a serious adverse event in any of our clinical trials were to occur during the period in which any required license was not in place, we could be exposed to additional liability if it were determined that the event was due to our fault and we had not secured the required license. Other states may impose additional licensing requirements upon us which, until obtained, would limit our ability to conduct our trials in such states.

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

We have no prior experience in manufacturing products for large, late-stage clinical trials or commercial use.

To date, our manufacturing experience has been limited to manufacturing CAP-1002 for clinical use in multiple clinical trials. Our experience in the manufacturing of exosomes is limited to producing product for preclinical use. We have no prior history or experience in manufacturing our allogeneic product for large scale, late-stage (Phase III) clinical trials or for commercial use. Our product candidates have not previously been tested in any large trials to show safety or efficacy, nor are they available for commercial use. We face risks of manufacturing failures and risks of making products that are not proven to be safe or effective.

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

At this time, we have not established our own manufacturing facilities sufficient for the production of CAP-1002 or our exosome technologies for commercial purposes. Our resources and expertise to formulate or manufacture this product candidate on a large or commercial scale basis are limited. Additionally, if the field of RNA and other nucleic acid medicines continues to expand, we may encounter increasing competition for these supplies, materials and services. Demand for third-party manufacturing or testing facilities may grow at a faster rate than their existing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of such raw materials, components, parts, and consumables required to manufacture our exosome-based RNA products. If CAP-1002 or any of our exosome technologies receives FDA approval, we may need to rely on one or more third-party contractors to manufacture supplies of these drug products which may cause delays in our ability to sell commercially. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We may be unable to identify manufacturers needed to manufacture our product candidates on acceptable terms or at all, because the number of potential manufacturers is limited, and subsequent to approval of an NDA or BLA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products or the devices after receipt of FDA approval, if any. FDA may also exercise oversight over manufacturing facilities for products authorized under an EUA.
●	Our third-party manufacturers may not be able to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.
●	Our third-party manufacturers may not be able to manufacture or supply us with sufficient quantities of acceptable materials necessary for the development or use of our product candidates.
●	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the materials needed to manufacture or utilize our product candidates.
●	Our contract manufacturers may elect to terminate our agreements with them.
●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

The process of manufacturing our products is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-up of our manufacturing capabilities.

We will be required to produce additional doses of CAP-1002 in order to conduct our Phase III clinical trial. The process of manufacturing our products is complex, highly regulated and subject to multiple risks. The complex processes associated with the manufacture of our product candidates expose us to various manufacturing challenges and risks, which may include delays in manufacturing adequate supply of our product candidates, limits on our ability to increase manufacturing capacity, and the potential for product failure and product variation that may interfere with preclinical and clinical trials, along with additional costs. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of current or future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical trials or at earlier portions of a trial to the product used in later clinical trials or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.

Although we continue to build on our experience in manufacturing our products, we have no experience, as a company, manufacturing product candidates for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for commercial use. Our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, unavailability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

Furthermore, compliance with cGMP requirements and other quality issues may arise during our internal efforts to scale-up manufacturing, and with our current or any future CMOs. If contaminants are discovered in our supply of our product candidates or in our manufacturing facilities or those of our CMOs, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, we and our CMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If we or our CMOs were to encounter any of these difficulties, our ability to provide our product candidate to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

Risks Related to Our Intellectual Property

We may face uncertainty and difficulty in obtaining and enforcing our patents and other proprietary rights.

Our success will depend in large part on our ability to obtain, maintain, and defend patents on our product candidates, obtain licenses to use third-party technologies, protect our trade secrets and operate without infringing the proprietary rights of others. Legal standards regarding the scope of claims and validity of biotechnology patents are uncertain and evolving. There can be no assurance that our pending, in-licensed or Company-owned patent applications will be approved, or that challenges will not be instituted against the validity or enforceability of any patent licensed-in or owned by us. Additionally, we have entered into various confidentiality agreements with employees and third parties. There is no assurance that such agreements will be honored by such parties or enforced in whole or part by the courts. The cost of litigation to uphold the validity and prevent infringement of a patent is substantial. Furthermore, there can be no assurance that others will not independently develop substantially equivalent technologies not covered by patents to which we have rights or obtain access to our know-how. In addition, the laws of certain countries may not adequately protect our intellectual property. Our competitors may possess or obtain patents on products or processes that are necessary or useful to the development, use, or manufacture of our product candidates.

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

We have licensed certain patent and other intellectual property rights that cover cardiospheres (CSps), and cardiosphere-derived cells (CDCs), (including our CAP-1002 product candidate) from Università Degli Studi Di Roma La Sapienza, or the University of Rome, The Johns Hopkins University, or JHU, and CSMC. We have also licensed certain patent and other intellectual property rights from CSMC and JHU that cover extracellular vesicles, such as exosomes and microvesicles. Under the license agreements with the University of Rome and JHU, those institutions prosecute and maintain their patents and patent applications in collaboration with us. We rely on these institutions to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by these institutions have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Under our Amended and Restated Exclusive License Agreement with CSMC and our Exclusive License Agreement with CSMC, as the same have been amended, we have assumed, in coordination with CSMC, financial responsibility for the prosecution and maintenance of certain patents and patent applications thereunder. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity and/or unenforceability of these patents would also be subject to the cooperation of the University of Rome, JHU, and/or CSMC.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make products that are similar to our product candidates but that are not covered by the claims of any of our patents;
●	we might not have been the first to make the inventions covered by any issued patents or patent applications we may have (or third parties from whom we license intellectual property may have);
●	we might not have been the first to file patent applications for these inventions;
●	it is possible that any pending patent applications we may have will not result in issued patents;
●	any issued patents may not provide us with any competitive advantage, or may be held invalid or unenforceable as a result of legal challenges by third parties;
●	we may not develop additional proprietary technologies that are patentable or protectable under trade secrets law; and
●	the patents of others may have an adverse effect on our business.

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

Risks Related to Our Relationships with Third Parties

We will depend on our exclusive distributor, Nippon Shinyaku, for the commercial sale of our lead product CAP-1002 in DMD in the United States if we receive regulatory approval.

We believe that a substantial portion of our revenue for the foreseeable future will depend on milestones and other payments received from our distributor, Nippon Shinyaku. Nippon Shinyaku has exclusive distribution rights for CAP-1002 in the United States for a significant period of time, with only limited rights of either party to terminate the NS Distribution Agreement.

We are largely dependent on our relationships with our licensors and collaborators and there is no guarantee that such relationships will be maintained or continued.

We have entered into certain license agreements for certain intellectual property rights which are essential to enable us to develop and commercialize our products. Agreements have been entered into with the University of Rome, JHU and CSMC. Each of those agreements provides for an exclusive license to certain patents and other intellectual property and requires the payment of fees, milestone payments and/or royalties to the institutions that will reduce our net revenues, if and to the extent that we have future revenues. Each of those agreements also contains additional obligations that we are required to satisfy. There is no guarantee that we will be able to satisfy all of our obligations under our license agreements to each of the institutions and that such license agreements will not be terminated. Each of the institutions receives funding from independent sources such as the NIH and other private or not-for-profit sources and are investigating scientific and clinical questions of interest to their own principal investigators as well as the scientific and clinical communities at large. These investigators (including Capricor, Inc.’s founder, Dr. Eduardo Marbán, who is the Director of the Smidt Heart Institute at CSMC) and Dr. Stephen Gould (Johns Hopkins University) are under no obligation to conduct, continue, or conclude either current or future studies utilizing our cell therapy or exosomes technology, and they are not compelled to license any further technologies or intellectual property rights to us except as may be stated in the applicable licensing agreements or research agreements between those institutions and us. Changes in these collaborators’ research interests or their funding sources away from our technology would have a material adverse effect on us. Further, the failure of any third-party licensor to comply with its licensing obligations under its respective agreement with us would have a material adverse effect on us. We are substantially dependent on our relationships with these institutions from which we license the rights to our technologies and know-how. If requirements under our license agreements are not met, including meeting defined milestones, we could suffer significant harm, including losing rights to our product candidates.

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

In September 2016, Capricor was approved for a grant award from the DoD in the amount of approximately $2.4 million to be used toward developing a scalable, commercially-ready process to manufacture our exosomes. Under the terms of the award, disbursements were made to Capricor, subject to annual and quarterly reporting requirements. The Company utilized approximately $2.3 million under the terms of the award. We completed all close-out documentation associated with this award.

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

We are actively looking into potential additional strategic partnerships for our product candidates, particularly for CAP-1002 in territories outside the United States and our exosomes product candidates. If we do not establish strategic partnerships, we potentially will have to undertake development and commercialization efforts with respect to our product candidates on our own, which would be costly and adversely impact our ability to commercialize any future products or product candidates. If we enter into any strategic partnerships with pharmaceutical, biotechnology or other life science companies, we will be subject to a number of risks, including:

●	we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of product candidates;
●	strategic partners may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;
●	strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;
●	strategic partners may not commit adequate resources to the marketing and distribution of any future products, limiting our potential revenues from these products;
●	disputes may arise between us and our strategic partners that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
●	strategic partners may experience financial difficulties;
●	strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	business combinations or significant changes in a strategic partner’s business strategy may also adversely affect a strategic partner’s willingness or ability to complete its obligations under any arrangement; and
●	strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors.

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

We have experienced employee turnover from time to time, including involving some of our key employees. The loss of any of our current key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to the Company’s success, both to enable the Company to grow, and to allow the Company to replace any employees or consultants whose relationships with the Company have been terminated. The market for employees with experience in the cell therapy and exosome industries is especially competitive, and we may not be able to recruit employees needed to develop and manufacture our products or be able to retain the employees whom we do recruit.

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

We have also developed a close working relationship between the academic lab of Dr. Stephen Gould at Johns Hopkins University and our research and development team where employees and consultants of both entities contribute time and services to the research being performed by the other. As a result, it can sometimes be unclear whether intellectual property developed out of these services would be owned by JHU or by the Company, although if owned by JHU, the Company may have rights to that intellectual property under the terms of its license and research agreements with JHU. Unless extended, the SRA with JHU is scheduled to expire on March 31, 2022.

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

An element of our business strategy includes potentially partnering with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates, including the cash and other resources we need for such development and potential commercialization. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. If we are unable to negotiate strategic partnerships for our product candidates, we may be forced to curtail the development of a particular candidate, reduce, delay, or terminate its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not secure sufficient funds, we will not be able to complete our trials or bring our product candidates to market and generate product revenue. In January 2022, we entered into the NS Distribution Agreement with Nippon Shinyaku for the exclusive commercialization and distribution rights in the United States of CAP-1002 for DMD. We continue to evaluate potential partners for this program in other territories, subject to any rights of Nippon Shinyaku under the NS Distribution Agreement.

We have no experience selling, marketing, or distributing products and no current internal capability to do so.

The Company currently has no sales, marketing, or distribution capabilities. We do not anticipate having resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Our future success depends, in part, on our ability to enter into and maintain sales and marketing collaborative relationships, or on our ability to build sales and marketing capabilities internally. As we entered into the NS Distribution Agreement with Nippon Shinyaku, we will depend upon Nippon Shinyaku’s strategic interest in our CAP-1002 product candidate, and Nippon Shinyaku’s ability to successfully market and sell any such products, if and when approved. If any of our other product candidates are cleared for commercialization, we intend to pursue collaborative arrangements regarding the sales and marketing of such products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that such collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources, and time will be required to establish and develop an in-house marketing and sales force with sufficient technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, such as our partnership with

Nippon Shinyaku, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

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

The commercial viability of our product candidates for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance among physicians, the medical community, and patients, and coverage and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

●	limitations or warnings contained in a product’s FDA-approved labeling;
●	changes in the standard of care for the targeted indications for any of our product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval;
●	limitations inherent in the approved indication for any of our product candidates compared to more commonly understood or addressed conditions;
●	lower demonstrated clinical safety and efficacy compared to other products;
●	prevalence and severity of adverse effects;
●	ineffective marketing and distribution efforts;
●	lack of availability of reimbursement from managed care plans and other third-party payors;
●	lack of cost-effectiveness;
●	timing of market introduction and perceived effectiveness of competitive products;
●	availability of alternative therapies at similar costs; and
●	potential product liability claims.

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

Our development of a potential vaccine for COVID-19 or other indications is at an early stage and is subject to significant risks.

Our development of a vaccine is in early stages, and we may be unable to produce a vaccine that successfully treats a particular virus in a timely manner, if at all. Even if we were able to successfully develop and obtain regulatory approval for a vaccine, if the outbreak is effectively contained or the risk of coronavirus infection is diminished or eliminated before we can successfully develop and manufacture our vaccine, we may not be able to generate product revenues from the vaccine. Additionally, a number of pharmaceutical companies have already obtained regulatory approval for COVID-19 vaccines, and other companies with significantly more resources than us are developing COVID-19 vaccines. Even if we were able to successfully develop and obtain regulatory approval for a COVID-19 vaccine, vaccines produced by these other companies may be superior to our vaccine. Even if a vaccine that we develop is not inferior to other available vaccines, it could be difficult to obtain market acceptance. We are committing financial resources and personnel to the development of a COVID-19 vaccine which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective, or for which better vaccine options may be available.

Even if our product candidates are approved, our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our or our collaborators’ ability to generate significant sales of our products, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Healthcare providers that purchase medicine or medical products for treatment of their patients generally rely on third-party payors to reimburse all or part of the costs and fees associated with the products. Adequate coverage and reimbursement from governmental payors, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products. Orphan drugs in particular have received recent negative publicity for the perceived high prices charged for them by their manufacturers, and as a result, other orphan drug developers such as us may be negatively impacted by such publicity and any U.S. or other government regulatory response.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Many third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes to decide which drugs they will pay for and establish reimbursement levels. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates fail to demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop through approval will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and adequate reimbursement for the product. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will likely be a time-consuming process. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay for the drug, the applicable formulary tier, and whether to require step therapy or other utilization management controls. Such decisions can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and treating healthcare providers generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients may be unlikely to use and prescribers unlikely to prescribe our products unless adequate coverage is provided and reimbursement is available.

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

The testing, marketing, and sale of human cell therapeutics, pharmaceuticals, and services entail an inherent risk of adverse effects or medical complications to patients and, as a result, product liability claims may be asserted against us. A future product liability claim or product recall could have a material adverse effect on the Company. There can be no assurance that product liability insurance will be available to us in the future on acceptable terms, if at all, or that coverage will be adequate to protect us against product liability claims. In the event of a successful claim against the Company, insufficient or lack of insurance or indemnification rights could result in liability to us, which could have a material adverse effect on the Company and its future viability. The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval, if at all, expose the Company to the risk of product liability claims. Product liability claims might be brought against the Company by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;
●	termination of clinical trial sites or entire trial programs;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	decreased demand for our product candidates;
●	impairment of our business reputation;
●	loss of revenues; and
●	the inability to commercialize our product candidates.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. Our operating results may fluctuate from period to period for a number of reasons, and as a result our stock price may be subject to significant fluctuations. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	our financial condition, including our need for additional capital, as well as the impact of any terms imposed on our business and operations by the providers of additional capital;
●	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical endpoints;
●	announcements concerning clinical trials and regulatory developments;
●	failure or delays in entering drug candidates into clinical trials;
●	failure or discontinuation of any of our research or development programs;
●	developments in establishing and maintaining new strategic alliances or with existing alliances or collaborators;
●	failure to meet milestone requirements under distribution agreements, including the NS Distribution agreement with Nippon Shinyaku;
●	failure to satisfy licensing obligations, including our ability to meet milestone requirements under our license agreements;
●	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	introduction of technological innovations or new commercial products by us or our competitors;
●	issues in manufacturing our drug candidates or drugs;
●	issues with the supply or manufacturing of any devices or materials needed to manufacture or utilize our drug candidates;
●	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
●	the risks and costs of increased operations, including clinical and manufacturing operations, on an international basis;
●	market acceptance of our drugs, when they enter the market;
●	third-party healthcare coverage and reimbursement policies;
●	litigation or public concern about the safety of our drug candidates or drugs or the operations of the Company;
●	issuance of new or revised securities analysts’ reports or recommendations;
●	additions or departures of key personnel;
●	potential delisting of our stock from the Nasdaq Stock Market; or
●	volatility in the stock prices of other companies in our industry.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that may have the effect of preserving our current management, such as:

●	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
●	eliminating the ability of stockholders to call special meetings of stockholders; and
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

As of December 31, 2021, there were approximately 24.2 million shares of common stock outstanding and approximately 0.1 million common warrants outstanding, as well as outstanding awards to purchase approximately 3.8 million shares of common stock under various incentive stock plans of the Company. Additionally, as of December 31, 2021, there were approximately 3.9 million shares of common stock available for future issuance under various incentive plans. We may issue additional common stock, warrants and other convertible securities from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our various incentive plans. The issuance of additional shares of common stock, warrants or other convertible securities and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

●	a limited availability of market quotations for our securities;
●	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.

If we fail to comply with California laws governing the diversity of corporate boards of directors, we could be fined by the California Secretary of State.

In September 2018, California Governor Jerry Brown signed into law Senate Bill 826, or SB 826, which generally requires public companies with principal executive offices in California to have a minimum number of females on the company's board of directors. As of December 31, 2019, each public company with principal executive offices in California was required to have at least one female on its board of directors. By December 31, 2021, each public company would be required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. Our Board is comprised of seven directors, two of whom are female and therefore, the Company is not in compliance with this requirement.

Additionally, on September 30, 2020, California Governor Gavin Newsom signed into law Assembly Bill 979, or AB 979, which generally requires public companies with principal executive offices in California to include specified numbers of directors from "underrepresented communities." A director from an "underrepresented community" means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. Currently, the Company is in compliance with the diversity requirement of AB 979.

Our board of directors includes two female directors, and one director from an “underrepresented community.” If we do not add at least one additional female director and at least one director from an “underrepresented community” to our board of directors prior to December 31, 2022, we would be out of compliance with SB 826 or AB 979, respectively. An initial violation of either law can result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. At this time, there is litigation challenging the enforceability of these bills and it is therefore uncertain whether any fines will be imposed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. Our primary operations are conducted at the leased facilities summarized in the below table. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future when necessary.

Location of Property	Lease Expiration Date	Purpose	Other Information
10865 Road to the Cure, Suite 150, San Diego, CA	October 15, 2026	Laboratory and office space	Corporate headquarters
10865 Road to the Cure, Room 7, San Diego, CA	October 31, 2022	Laboratory space	Laboratory space
8840 Wilshire Blvd., 2nd Floor, Beverly Hills, CA	Month-to-Month, terminable on 90-day notice	Office space	Office space
8700 Beverly Blvd., Los Angeles, CA	July 31, 2022	Laboratory and office space	Primarily laboratory space

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

	High	Low
Year ended December 31, 2020
First Quarter	$2.02	$0.94
Second Quarter	8.50	1.00
Third Quarter	9.81	4.08
Fourth Quarter	5.23	3.70

Year ended December 31, 2021
First Quarter	$7.93	$3.63
Second Quarter	5.72	3.16
Third Quarter	5.23	3.80
Fourth Quarter	4.16	2.89

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 9, 2022, we had 136 holders of record of common stock, not including holders who held in “street name.”

Dividends

We have never declared or paid a dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The ability of our Board of Directors to declare a dividend is subject to limits imposed by Delaware corporate law.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED

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

Company Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for the treatment and prevention of a broad spectrum of diseases and disorders.

Since our inception, we have devoted substantial resources to developing CAP-1002 and our other product candidates including our exosomes platform, developing our manufacturing processes, staffing our company and providing general and administrative support for these operations. We do not have any products approved for sale. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of CAP-1002 and our other product candidates. If successfully developed and approved, we intend to commercialize CAP-1002 in the United States with our partner, Nippon Shinyaku, and may enter into additional licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, or further distribution relationships, we expect that any revenue we generate will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

A summary description of our key product candidates, is as follows:

●	CAP-1002 for the treatment of DMD (Phase III): Our core cell therapy technology, CAP-1002, is based on cardiosphere-derived cells, or CDCs, which have been shown in pre-clinical and clinical studies to exert potential immunomodulatory activity and is being investigated for its potential to modify the immune system’s activity to encourage cellular regeneration. To date, we have completed two promising clinical trials, investigating CAP-1002 for DMD. We are initiating HOPE-3, a Phase III pivotal study for the potential approval of CAP-1002 in the United States in this indication.
●	CAP-1002 for the treatment of cytokine storm associated with COVID-19 (Phase II): In the fourth quarter of 2021, we announced completion of enrollment of our INSPIRE, Phase II trial and plan to have top-line data available by the end of the first quarter of 2022. Following receipt of this data, we will discuss next steps for the program with FDA and evaluate an appropriate path forward.
●	Exosome-Based Therapeutics and Vaccines (Preclinical): We are focused on developing a precision-engineered exosome platform technology that has the ability to deliver defined sets of effector molecules which exert their effects through defined mechanisms of action. At this time, we are developing therapeutics and vaccines for infectious diseases, monogenic diseases and other potential indications. Our platform builds on advances in fundamental RNA science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $20.0 million and $13.7 million, for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $108.1 million. We expect to incur significant expenses and operating losses for the foreseeable future.

During the year ended December 31, 2021, we sold 3,566,349 shares pursuant to a sales agreement by and between us and H.C. Wainwright & Co. LLC, or Wainwright, resulting in net proceeds of $20.2 million.

In January 2022 we entered into a Commercialization and Distribution Agreement with Nippon Shinyaku for the exclusive commercialization and distribution of CAP-1002 for DMD in the US. Under the terms of the NS Distribution Agreement, we will be responsible for the conduct of the HOPE-3 trial as well as for the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. We will sell commercial product to Nippon Shinyaku and in addition will receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments. We expect to receive an upfront payment of $30.0 million with potential additional milestone payments of up to $705.0 million.

We recently moved our corporate and research headquarters to San Diego, California. In order to attract scientific talent and grow efficiently, this relocation allows us to continue this growth as our programs continue to develop.

As we seek to develop and commercialize CAP-1002 or any other product candidates including those related to our exosomes program, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until such time when we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations or other distribution agreements. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of CAP-1002 or our other product candidates.

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. Our business operations and financial condition and results have been impacted to varying degrees, and we expect the impact will continue in future quarters.

We are continuing to assess and plan our development for the ongoing and potential impact of the COVID-19 pandemic on our business, operations and financial condition and results. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of the pandemic on our business, results of operations and financial condition due to the uncertainty of future developments involving the pandemic and its impact on our employees and operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002 and our exosome technologies. As we proceed with the clinical development of CAP-1002, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from private and public equity sales of securities. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the US and in other territories across the world.

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

Results of Operations for the fiscal years ended December 31, 2021 and 2020

Revenue

Grant Income. Grant income for the years ended December 31, 2021 and 2020 was zero and approximately $0.2 million, respectively. The decrease in grant income of approximately $0.2 million in 2021 as compared to 2020 is due to the timing of grant activities. The DoD grant award came to completion during the third quarter of 2020.

Miscellaneous Income. Miscellaneous income for the years ended December 31, 2021 and 2020 was approximately $0.2 million and $0.1 million, respectively. The miscellaneous income was related to providing CAP-1002 for investigational purposes for clinical trials sponsored by CSMC. The clinical trials sponsored by CSMC experienced delays caused by the COVID-19 pandemic in 2020.

Operating Expenses

General and Administrative Expenses. G&A expenses for the years ended December 31, 2021 and 2020 were approximately $7.6 million and $5.5 million, respectively. The increase of approximately $2.1 million in G&A expenses in the year ended December 31, 2021 compared to the year ended December 31, 2020 is attributable to an approximately $0.9 million increase in stock-based compensation expense, an approximately $0.5 million increase in salaries and recruiting related expenses, an approximately $0.4 million increase in other general corporate expenses, and an approximately $0.4 million increase in insurance costs.

Research and Development Expenses. R&D expenses for the years ended December 31, 2021 and 2020 were approximately $13.6 million and $8.5 million, respectively. The increase of approximately $5.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is due to an approximate $2.5 million increase in research and development expenses primarily related to our exosomes program and an increase of approximately $2.3 million in technology transfer and manufacturing related activities of CAP-1002. Furthermore, there was a net increase of approximately $0.1 million due to clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials). Lastly, there was an increase of approximately $0.2 million in stock-based compensation expenses allocable to R&D for the year ended December 31, 2021 as compared to December 31, 2020.

Other Income

Other Income. Other income for the years ended December 31, 2021 and 2020 was approximately $0.5 million and zero, respectively. Other income for 2021 was related to the Employer Retention Credit under the CARES Act.

Investment Income. Investment income for the years ended December 31, 2021 and 2020 was $57,460 and $32,943, respectively. The increase in investment income in 2021 as compared to 2020 is due to increased interest rates and the higher principal balance in our savings and money market fund accounts.

Products Under Active Development

CAP-1002 for the treatment of DMD – We are initiating a Phase III pivotal study for DMD for which we expect to spend approximately $10.0 million to $14.0 million in 2022. The expenses for our DMD program will include costs for clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for commercial scale manufacturing. We expect to receive a $30.0 million upfront payment under the terms of our NS Distribution Agreement with Nippon Shinyaku which will support these endeavors.

CAP-1002 for the treatment of COVID-19 – Following the receipt of our INSPIRE data, we will discuss the program with FDA and evaluate an appropriate path forward. At this time, it is difficult to estimate our future expenses until our development becomes more clear.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage development. We expect to spend approximately $5.0 million to $7.0 million during 2022 on development expenses related to our exosomes program, which includes preclinical and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform.

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and exosomes programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding and additional strategic partners. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Liquidity and Capital Resources for the fiscal years ended December 31, 2021 and 2020

The following table summarizes our liquidity and capital resources as of and for each of our last two fiscal years, and our net increase (decrease) in cash and cash equivalents as of and for each of our last two fiscal years and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	December 31, 2021	December 31, 2020
Cash and cash equivalents	$34,885	$32,666
Working capital	$32,304	$30,706
Stockholders’ equity	$31,368	$28,200

	Years ended December 31,
Cash flow data	2021	2020
Cash provided by (used in):
Operating activities	$(16,809)	$(10,055)
Investing activities	(1,196)	5,439
Financing activities	20,225	33,382
Net increase in cash and cash equivalents	$2,220	$28,766

Our total cash and cash equivalents as of December 31, 2021 was approximately $34.9 million compared to approximately $32.7 million as of December 31, 2020. The increase in cash and cash equivalents from December 31, 2021 as compared to December 31, 2020 was primarily due to net financing activities of approximately $20.2 million which were partially offset by the net loss of approximately $20.0 million in 2021. As of December 31, 2021, we had approximately $10.0 million in total liabilities, of which approximately $2.9 million related to lease liabilities in connection with our operating lease right-of-use assets. As of December 31, 2021, we had approximately $32.3 million in net working capital. We had a net loss of approximately $20.0 million for the year ended December 31, 2021.

Cash used in operating activities was approximately $16.8 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively. The difference of approximately $6.7 million in cash from operating activities is primarily due to an increase of approximately $6.4 million in net loss for the year ended December 31, 2021 as compared to the same period in 2020. Furthermore, there was a change of approximately $1.0 million in stock-based compensation expense, a net change of approximately $0.8 million in accounts payable and accrued expenses, which includes related party accounts payable and accrued expenses, and a change of approximately $0.5 million in receivables for the year ended December 31, 2021 as compared to the same period in 2020. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by (used in) investing activities of approximately $(1.2) million and $5.4 million for the years ended December 31, 2021 and 2020, respectively. The decrease in cash flow by investing activities for the year ended December 31, 2021 as compared to the same period of 2020 is primarily due to the net effect from purchases, sales, and maturities of marketable securities as well as purchases of property and equipment.

We had cash flow provided by financing activities of approximately $20.2 million and $33.4 million for the years ended December 31, 2021 and 2020, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2021 as compared to the same period of 2020 is primarily due to the net proceeds from the sale of common stock. During 2021 we received net proceeds from the sale of stock options, warrants, and equities of approximately $20.2 million compared to approximately $33.1 million over the same period of 2020. Furthermore, we received $0.3 million under the SBA Paycheck Protection Program of the CARES Act in 2020.

From inception through December 31, 2021, we financed our operations primarily through private and public sales of our equity securities, NIH and DoD grants, a payment from a former collaboration partner, a CIRM loan and a CIRM grant award. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

Commercialization and Distribution Agreement with Nippon Shinyaku

In January 2022, Capricor entered into an Exclusive Commercialization and Distribution Agreement (the “NS Distribution Agreement”) with Nippon Shinyaku. Under the terms of the NS Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor for the United States of CAP-1002, the Company’s lead product candidate, for the treatment of DMD.

Under the terms of the NS Distribution Agreement, Capricor will be responsible for the conduct of HOPE-3 as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Capricor will sell commercial product to Nippon Shinyaku and in addition will receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments. We expect to receive an upfront payment of $30.0 million with potential additional sales and development milestone payments of up to $705.0 million.

June 2021 ATM Program. On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million, or the June 2021 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The June 2021 ATM Program was established under a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co. LLC, or Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the June 2021 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission, or the SEC, on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through December 31, 2021, the Company sold an aggregate of 1,267,475 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.89 per share for gross proceeds of approximately $7.5 million. Approximately $67.5 million of common stock may still be sold pursuant to the June 2021 ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.3 million.

May 2020 ATM Program. On May 4, 2020, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $40.0 million, or the May 2020 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The May 2020 ATM Program was established under the Sales Agreement with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The July 2019 Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the May 2020 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-227955), which was initially filed with the SEC on October 24, 2018, amended on July 17, 2019 and declared effective by the SEC on July 18, 2019. Since May 4, 2020 and through June 21, 2021, the Company sold an aggregate of 6,027,852 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.15 per share for gross proceeds of approximately $37.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses of Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $1.2 million. As of June 21, 2021, the May 2020 ATM Program expired and was replaced with the June 2021 ATM Program.

March 2020 Warrant Inducement. On March 25, 2020, the Company entered into a letter agreement, or the Exercise Agreement, with a holder, or the Exercising Holder, or then outstanding warrants to purchase shares of Common Stock, or the Prior Warrants. Pursuant to the Exercise Agreement, in connection with the exercise by the Exercising Holder of the remaining 4,000,000 Prior Warrants held by the Exercising Holder which had not been previously exercised, the Company agreed to issue 4,000,000 additional warrants, or the New Warrants, to purchase Common Stock. The Prior Warrants had a per share exercise price of $1.10, and pursuant to the Exercise Agreement, the Exercising Holder agreed to pay $1.225 per share to cover both the exercise price of the Prior Warrants and a $0.125 per share purchase price for the New Warrants. The New Warrants had an exercise price of $1.27 per share.

The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants were not registered under the Securities Act of 1933, as amended, or the Securities Act, and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act or Rule 506(b) promulgated thereunder. The New Warrants were exercisable immediately upon issuance, and had a term of exercise of 5 1/2 years.

The Company received aggregate gross proceeds of approximately $4.9 million from the exercise of the Prior Warrants by the Exercising Holder. These gross proceeds were reduced by fees due and payable to the placement agent for the transactions pursuant to the Exercise Agreement and New Warrants in the amount of $343,000, and further reduced by reimbursements to the placement agent for legal fees and other expenses. In addition, certain employees of the placement agent received new warrants, or the Placement Agent Warrants, for shares of Common Stock equal to 5.0% of the New Warrants issued, or 200,000 shares. These Placement Agent Warrants are exercisable immediately and have a term of exercise of 5 years. The holders of each of the New Warrants and of the Placement Agent Warrants had the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company’s Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020. As of December 31, 2021, 65,000 Placement Agent Warrants and no New Warrants remained outstanding.

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of December 31, 2021, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercial-ready process to manufacture CAP-2003, Capricor’s exosome product candidate. Under the terms of the award, disbursements were made to Capricor over a period of approximately four years, subject to annual and quarterly reporting requirements. The Company utilized approximately $2.3 million under the terms of the award. No revenue was recognized in 2021 in relation to this award. In the third quarter of 2021, Capricor completed all final close-out documentation associated with this award.

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

Our cost accruals for clinical trials and other R&D activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and contract research organizations, or CROs, clinical study sites, laboratories, consultants or other clinical trial vendors that perform activities in connection with a trial. Related contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of fixed, variable and capped amounts. Activity levels are monitored through close communication with the CROs and other clinical trial vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, analysis of work performed against approved contract budgets and payment schedules, and recognition of any changes in scope of the services to be performed. Certain CRO and significant clinical trial vendors provide an estimate of costs incurred but not invoiced at the end of each quarter for each individual trial. These estimates are reviewed and discussed with the CRO or vendor as necessary and are included in R&D expenses for the related period. For clinical study sites which are paid periodically on a per-subject basis to the institutions performing the clinical study, we accrue an estimated amount based on subject screening and enrollment in each quarter. All estimates may differ significantly from the actual amount subsequently invoiced, which may occur several months after the related services were performed.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), (iii) the 2012 Non-Employee Director Stock Option Plan, (iv) the 2020 Equity Incentive Plan, and (v) the 2021 Equity Incentive Plan.

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

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial and development performance. Stock-based compensation expense is included in general and administrative expense or research and development expense, as applicable, in the Statements of Operations and Comprehensive Loss. We expect to record additional non-cash compensation expense in the future, which may be significant.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company does not expect that the adoption of this standard will have an impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of December 31, 2021, the fair value of our cash and cash equivalents was approximately $34.9 million. Additionally, as of December 31, 2021, Capricor’s investment portfolio was classified as cash and cash equivalents, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAPRICOR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Capricor Therapeutics, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Capricor Therapeutics, Inc. and Subsidiary (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2011.

Encino, California

March 11, 2022

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

ASSETS
	December 31, 2021	December 31, 2020

CURRENT ASSETS
Cash and cash equivalents	$34,885,274	$32,665,874
Receivables	391,750	—
Prepaid expenses and other current assets	1,159,937	1,011,209

TOTAL CURRENT ASSETS	36,436,961	33,677,083

PROPERTY AND EQUIPMENT, net	1,795,696	850,847

OTHER ASSETS
Intangible assets, net of accumulated amortization of $259,682 and $257,517, respectively	—	2,165
Lease right-of-use assets, net	2,821,944	—
Other assets	275,722	88,701

TOTAL ASSETS	$41,330,323	$34,618,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,116,371	$2,715,621
Accounts payable and accrued expenses, related party	599,388	8,972
Note payable, current	—	246,689
Lease liabilities, current	417,632	—

TOTAL CURRENT LIABILITIES	4,133,391	2,971,282

LONG-TERM LIABILITIES
Note payable, net of current	—	71,471
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	2,452,707	-

TOTAL LONG-TERM LIABILITIES	5,828,966	3,447,730

TOTAL LIABILITIES	9,962,357	6,419,012

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,185,001 and 20,577,123 shares issued and outstanding, respectively	24,185	20,577
Additional paid-in capital	139,404,060	116,216,966
Accumulated deficit	(108,060,279)	(88,037,759)

TOTAL STOCKHOLDERS’ EQUITY	31,367,966	28,199,784

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,330,323	$34,618,796

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years ended December 31,
	2021	2020

REVENUE
Revenue	$244,898	$310,250

TOTAL REVENUE	244,898	310,250

OPERATING EXPENSES
Research and development	13,571,045	8,457,000
General and administrative	7,612,295	5,543,221

TOTAL OPERATING EXPENSES	21,183,340	14,000,221

LOSS FROM OPERATIONS	(20,938,442)	(13,689,971)

OTHER INCOME (EXPENSE)
Other income	548,207	—
Investment income	57,460	32,943
Forgiveness of debt	318,160	—
Loss on disposal of fixed assets	(7,905)	—

TOTAL OTHER INCOME (EXPENSE)	915,922	32,943

NET LOSS	(20,022,520)	(13,657,028)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	—	757

COMPREHENSIVE LOSS	$(20,022,520)	$(13,656,271)

Net loss per share, basic and diluted	$(0.87)	$(0.88)
Weighted average number of shares, basic and diluted	23,089,323	15,571,056

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2019 THROUGH DECEMBER 31, 2021

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY

Balance at December 31, 2019	5,227,398	$5,227	$81,215,647	$(757)	$(74,380,731)	$6,839,386

Issuance of common stock, net of fees	4,173,478	4,174	27,338,895	—	—	27,343,069

Exercise of pre-funded common stock warrants	3,158,304	3,158	—	—	—	3,158

Exercise of common warrants	4,417,219	4,417	5,680,943	—	—	5,685,360

Issuance of shares in abeyance	3,555,500	3,556	(3,556)	—	—	—

Stock-based compensation	—	—	1,952,679	—	—	1,952,679

Stock options exercised	45,224	45	32,358	—	—	32,403

Unrealized gain on marketable securities	—	—	—	757	—	757

Net loss	—	—	—	—	(13,657,028)	(13,657,028)

Balance at December 31, 2020	20,577,123	$20,577	$116,216,966	$—	$(88,037,759)	$28,199,784

Issuance of common stock, net of fees	3,566,349	3,566	20,170,882	—	—	20,174,448

Exercise of common warrants	20,391	20	22,410	—	—	22,430

Stock-based compensation	—	—	2,965,692	—	—	2,965,692

Stock options exercised	21,138	22	28,110	—	—	28,132

Net loss	—	—	—	—	(20,022,520)	$(20,022,520)

Balance at December 31, 2021	24,185,001	$24,185	$139,404,060	$—	$(108,060,279)	$31,367,966

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,022,520)	$(13,657,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	7,905	—
Depreciation and amortization	245,697	143,890
Stock-based compensation	2,965,692	1,952,679
Forgiveness of debt	(318,160)	—
Non-cash lease expense	129,726	—
Change in assets - (increase) decrease:
Receivables	(391,750)	87,968
Prepaid expenses and other current assets	(148,728)	(439,827)
Other assets	(187,021)	30,907
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	400,750	1,839,944
Accounts payable and accrued expenses, related party	590,416	(13,343)
Operating lease liabilities	(81,331)	—
Net cash used in operating activities	(16,809,324)	(10,054,810)

Cash flows from investing activities:
Purchase of marketable securities	—	(6,130,193)
Proceeds from sales and maturities of marketable securities	—	12,117,000
Purchases of property and equipment	(1,196,286)	(547,601)
Net cash provided by (used in) investing activities	(1,196,286)	5,439,206

Cash flows from financing activities:
Net proceeds from sale of common stock	20,174,448	27,343,069
Proceeds from note payable	—	318,160
Proceeds from exercise of stock awards	50,562	5,720,921
Net cash provided by financing activities	20,225,010	33,382,150

Net increase in cash and cash equivalents	2,219,400	28,766,546

Cash and cash equivalents balance at beginning of period	32,665,874	3,899,328

Cash and cash equivalents balance at end of period	$34,885,274	$32,665,874

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents as of December 31, 2021 were approximately $34.9 million, compared to approximately $32.7 million as of December 31, 2020. The Company has entered into a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC (“Wainwright”) to create at-the-market equity programs under which the Company from time to time offered and sold shares of its common stock, par value $0.001 per share (see Note 3 – “Stockholders’ Equity”).

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

of its clinical trial programs. To the extent the Company issues additional equity securities, its existing stockholders would experience substantial dilution.

Business Uncertainty Related to the Coronavirus

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. Our business operations and financial condition and results have been impacted to varying degrees, and we expect the impact will continue in future quarters.

We are continuing to assess and plan our development for the ongoing and potential impact of the COVID-19 pandemic on our business, operations and financial condition and results. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of the pandemic on our business, results of operations and financial condition due to the uncertainty of future developments involving the pandemic and its impact on our employees and operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

The Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, was established by the CARES Act. The Company recorded $548,207 in ERC as other income for the year ended December 31, 2021, of which $356,997 is recorded as a receivable as of December 31, 2021. The Company may submit for additional credits under the CARES Act in the future, as applicable.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

excluded from net income (loss) and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $243,532 and $139,560 for the years ended December 31, 2021 and 2020, respectively.

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2021	2020
Furniture and fixtures	$43,123	$48,676
Laboratory equipment	2,475,543	1,473,708
Leasehold improvements	33,742	47,043
	2,552,408	1,569,427
Less accumulated depreciation	(756,712)	(718,580)
Property and equipment, net	$1,795,696	$850,847

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Other intellectual property is expensed as incurred. Total amortization expense was $2,165 and $4,330 for the years ended December 31, 2021 and 2020, respectively. All capitalized intellectual property was fully amortized as of September 30, 2021.

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the years ended December 31, 2021 and 2020.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with guidance issued by the FASB. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment related to long-lived assets was recorded for the years ended December 31, 2021 and 2020.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Government Research Grants

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award from CIRM (the “CIRM Award”) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 6 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards.

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

The Company uses guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities.

As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $124.3 million, available to reduce future taxable income, of which $76.1 million will begin to expire in 2027. The post December 31, 2017 net operating losses generated of $48.2 million will carryforward indefinitely, but may be subject to an 80% limitation upon utilization. As of December 31, 2021, the Company had state net operating loss carryforwards of approximately $121.1 million, available to reduce future taxable income, which will begin to expire in 2028. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

“Code”), and similar state laws based on ownership changes and the value of the Company’s stock. Additionally, currently, the Company has approximately $1.4 million of federal research and development credits and approximately $3.4 million of federal orphan drug credits, available to offset future taxable income. These federal research and development and orphan drug credits begin to expire in 2027 and 2035, respectively.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company incurred no interest or penalties for the years ended December 31, 2021 and 2020. The Company files income tax returns with the IRS and the California Franchise Tax Board.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $13.6 million and $8.5 million for the years ended December 31, 2021 and 2020, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $20.0 million and $13.7 million for the years ended December 31, 2021 and 2020, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the years ended December 31, 2021 and 2020, the Company’s other comprehensive income was zero and $757, respectively.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations and comprehensive loss. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected stock option exercise behavior. For employees and directors, the expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company’s estimate of expected volatility was based on the historical stock price of the Company. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options.

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FASB ASC 260-10, Earnings per Share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. The components of basic and diluted earnings (loss) per share were as follows:

	December 31, 2021	December 31, 2020
Numerator
Net loss	$(20,022,520)	$(13,657,028)

Denominator
Weighted-average number of shares of common stock outstanding	23,089,323	15,571,056
Dilutive effect of stock options	—	—

Common stock and common stock equivalents used for diluted loss per share	23,089,323	15,571,056

For the years ended December 31, 2021 and 2020, warrants and options to purchase 3,899,606 and 2,488,046 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the years ended December 31, 2021 and 2020.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Carrying amounts reported in the balance sheet of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. The carrying amounts of the Company’s marketable securities are based on market quotations from national exchanges at the balance sheet date. Interest and dividend income are recognized separately on the income statement based on classifications provided by the brokerage firm holding the investments. The fair value of borrowings is not considered to be significantly different from its carrying amount because the stated rates for such debt reflect current market rates and conditions.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company does not expect that the adoption of this standard will have an impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

2.	NOTE PAYABLE

Paycheck Protection Program Loan

In the second quarter of 2020, Capricor applied to City National Bank ("CNB") under the SBA Paycheck Protection Program of the CARES Act for the Loan in the amount of $318,160. The Loan was approved and Capricor received the Loan proceeds, which were used for covered payroll costs in accordance with the relevant terms and conditions of the CARES Act.

The Loan, which took the form of a promissory note issued by Capricor (the "Promissory Note"), had a two-year term, was set to mature on April 29, 2022, and was to bear interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness, were to commence 10 months after the end of the covered period for the borrower's loan forgiveness (either 8 or 24 weeks). Loan payments were to be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. Capricor did not provide

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

any collateral or guarantees for the Loan, nor did Capricor pay any facility charge to obtain the Loan. The Promissory Note provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse events. Capricor had the right to prepay the principal of the Loan at any time without incurring any prepayment charges.

The Company submitted a loan forgiveness application to CNB in the first quarter of 2021. The Company was notified in April 2021 by the SBA that the Loan was forgiven. The Company recognized a gain on forgiveness of the full amount in 2021.

3.	STOCKHOLDERS’ EQUITY

ATM Programs and Other Offerings

The Company has established multiple “at-the-market” (“ATM”), programs pursuant to a Common Stock Sales Agreement with Wainwright by which Wainwright sold and may continue to sell our common stock at the market prices prevailing at the time of sale. Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.  These programs are referred to below as the “May 2020 ATM Program” and the “June 2021 ATM Program” based on when each program was initiated. In addition, the Company completed a warrant inducement offer in March 2020.

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

June 2021 ATM Program

On June 21, 2021, the Company initiated the June 2021 ATM Program. The Company filed the June 2021 ATM with an aggregate offering price of up to $75.0 million. From June 21, 2021 through December 31, 2021, the Company sold an aggregate of 1,267,475 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.89 per share for gross proceeds of approximately $7.5 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.3 million.

March 2020 Warrant Inducement

On March 25, 2020, the Company entered into a letter agreement (the “Exercise Agreement”) with a holder (the “Exercising Holder”) of then outstanding warrants to purchase Common Stock (the “Prior Warrants”). Pursuant to the Exercise Agreement, in connection with the exercise by the Exercising Holder of the remaining 4,000,000 Prior Warrants held by the Exercising Holder which had not been previously exercised, the Company agreed to issue 4,000,000 additional warrants (the “New Warrants”) to purchase Common Stock. The Prior Warrants had a per share exercise price of $1.10, and pursuant to the Exercise Agreement, the Exercising Holder agreed to pay $1.225 per share to cover both the exercise price of the Prior Warrants and a $0.125 per share purchase price for the New Warrants. The New Warrants have an exercise price of $1.27 per share. A total of 724,500 shares were issued to the Exercising Holder, with the remaining 3,275,500 shares being held in abeyance until such time as it would not result in the Exercising Holder exceeding its beneficial ownership limitation of 4.99% of the Company’s outstanding common stock. In the second quarter of 2020, the Company issued all shares that were being held in abeyance.

The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to the exemption

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

provided in Section 4(a)(2) under the Securities Act or Rule 506(b) promulgated thereunder. The New Warrants were exercisable immediately upon issuance, and have a term of exercise of 5 1/2 years.

The exercise of Prior Warrants by the Exercising Holder generated gross proceeds of approximately $4.9 million. Fees paid in conjunction with the Exercise Agreement, which included placement agent commissions, legal costs, and other offering expenses, amounted to approximately $0.4 million. In connection with the Exercise Agreement, certain employees of the placement agent were issued new warrants (the “Placement Agent Warrants”) to purchase an aggregate of 200,000 shares of common stock. The Placement Agent Warrants have an exercise price of $1.5313 per share and expire in March 2025. The holders of each of the New Warrants and of the Placement Agent Warrants had the option to make a cashless exercise of such warrant if no resale registration statement covering the shares of the Company’s Common Stock underlying such warrant is effective after six months. On May 7, 2020, the Company filed a resale registration statement on Form S-3 for the shares underlying the New Warrants and Placement Agent Warrants, and that resale registration statement was declared effective by the SEC on May 19, 2020. As of December 31, 2021, 65,000 Placement Agent Warrants and no New Warrants remained outstanding.

Outstanding Shares

At December 31, 2021, the Company had 24,185,001 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the years ended December 31, 2021 and 2020:

		Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2020	7,501,696	$0.65
Granted	4,200,000	1.28
Exercised	(11,575,523)	0.87
Outstanding at December 31, 2020	126,173	$1.32
Exercised	(20,391)	1.10
Outstanding at December 31, 2021	105,782	$1.37

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		December 31,	December 31,	Exercise Price	Expiration
Type	Grant Date	2021	2020	per Share	Date

Common Warrants	12/19/2019	40,782	61,173	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
		105,782	126,173

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

In September 2012, the Board approved the 2012 Non-Employee Director Plan, which authorized 269,731 shares of common stock, reserved for issuance of non-qualified options to members of the Board who are not employees of the Company.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In November 2012, the Board approved the 2012 Plan, which superseded the 2006 Stock Option Plan. Under the 2012 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, and performance/unit share awards to employees, consultants and other service providers. Pursuant to the 2012 Plan, inclusive of annual evergreen provisions and amendments, the Company is authorized to issue 710,142 shares of common stock under the 2012 Plan.

In June 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”), which authorized 2,500,000 shares of common stock to be issued and allows for the grant of stock options as well as other forms of equity-based compensation.  Pursuant to the “evergreen” provision, on January 1, 2021, 823,084 shares were added under the 2020 Plan. Upon approval of the 2021 Plan on June 11, 2021, no new shares have been or will be added to the share reserve under the 2020 Plan pursuant to its “evergreen” provisions.

In June 2021, the Company’s stockholders approved the 2021 Plan, which authorized 3,500,000 shares of common stock reserved under the 2021 Plan for the issuance of stock awards.  The number of shares available for issuance under the 2021 Plan shall be automatically increased on January 1 of each year, commencing with January 1, 2022, by an amount equal to 5% of the outstanding shares of Common Stock as of the last day of the immediately preceding fiscal year. On January 1, 2022, 1,209,250 shares were added under the 2021 Plan.

As of December 31, 2021, 3,869,682 options remain available for future issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during 2021 and 2020 were approximately $3.45 and $3.93 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Expected volatility	123% - 124%	104% - 124%
Expected term	6 years	5 - 6 years
Dividend yield	0%	0%
Risk-free interest rates	0.5 - 1.1%	0.4 - 1.5%

Employee and non-employee stock-based compensation expense was as follows:

	2021	2020

General and administrative	$2,566,883	$1,705,477
Research and development	398,809	247,202
Total	$2,965,692	$1,952,679

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

On February 12, 2020, the board of directors of the Company approved a program under which outstanding options and other awards granted under the 2012 Plan and the 2012 Director Plan to employees, officers and directors and designated service providers of the Company were repriced to their then current fair market value. There were 662,968 outstanding options which were repriced to $1.39 per share, which was the market price of our common stock on the date of the approval of the repricing. The effect of the modification generated a total incremental cost of approximately $178,000, of which approximately $171,000 was recognized in the first quarter of 2020 stock-based compensation expense with the remainder to be expensed over the remaining unvested period terms.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2021:

Options Outstanding
		Weighted Average	Weighted Average
Range of Ex. Prices	Options Outstanding	Term (yrs.)	Exercise Price
$1.18 - $1.39	2,006,916	6.50	$1.39
$2.54 - $3.74	1,291,158	8.95	$3.73
$4.37 - $6.30	495,750	9.18	$5.22
	3,793,824		$2.68

Options Exercisable
		Weighted Average	Weighted Average
Range of Ex. Prices	Options Exercisable	Term (yrs.)	Exercise Price
$1.18 - $1.39	1,250,375	5.54	$1.38
$2.54 - $3.74	310,007	8.74	$3.70
$4.37 - $6.30	65,673	8.39	$5.79
	1,626,055		$2.00

As of December 31, 2021, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $7.7 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The following is a schedule summarizing employee and non-employee stock option activity for the years ended December 31, 2021 and 2020:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2020	754,913	$12.63	$—
Granted	1,878,058	2.14
Exercised	(63,774)	3.19	$329,035
Expired/Cancelled	(207,324)	5.73
Outstanding at December 31, 2020	2,361,873	$1.89	$4,236,737
Granted	1,636,324	3.95
Exercised	(21,338)	1.39	$51,044
Expired/Cancelled	(183,035)	3.84
Outstanding at December 31, 2021	3,793,824	$2.68	$3,104,631
Exercisable at December 31, 2021	1,626,055	$2.00	$1,938,298

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

5.	CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of December 31, 2021, the Company maintained approximately $34.4 million of uninsured deposits.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of December 31, 2021, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

U.S. Department of Defense Grant Award

In September 2016, Capricor was approved for a grant award from the United States Department of Defense in the amount of approximately $2.4 million to be used toward developing a scalable, commercial-ready process to manufacture CAP-2003, Capricor’s exosomes product candidate. Under the terms of the award, disbursements were made to Capricor over a period of approximately four years, subject to annual and quarterly reporting requirements. The Company utilized approximately $2.3 million under the terms of the award. No revenue was recognized in 2021 in relation to this award. In the third quarter of 2021, Capricor completed all final close-out documentation associated with this award.

7.	COMMITMENTS AND CONTINGENCIES

Short-Term Operating Leases

Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC (“Bubble Real Estate”) pursuant to a lease that was originally effective for a two-year period beginning July 1, 2013 with an option to extend the lease for an additional twelve months. Capricor subsequently entered into several amendments extending the term of the lease and modifying its terms. Effective January 1, 2021, we entered into a month-to-month lease amendment with the Bubble Real Estate. The monthly lease payment was $13,073. In November 2021, Capricor entered into an amendment to the lease pursuant to which the square footage of the premises was reduced with a monthly lease payment of $5,548 per month commencing November 1, 2021. The lease is terminable by either party upon 90 days' written notice to the other party.

Capricor leases facilities from Cedars-Sinai Medical Center (“CSMC”), a related party (see Note 9 – “Related Party Transactions”), pursuant to a lease (the “Facilities Lease”) that was originally effective for a three-year period beginning June 1, 2014. Capricor has subsequently entered into several amendments extending the term of the lease and modifying its terms. In July 2021, Capricor exercised its option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2022 with a monthly lease payment of $10,707.

Expenses incurred under the short-term operating leases to unrelated parties for the years ended December 31, 2021 and 2020 were $141,923 and $194,748, respectively. Expenses incurred under short-term operating leases to related parties for the years ended December 31, 2021 and 2020 were $164,168 and $189,660, respectively.

Long-Term Operating Leases

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Effective November 1, 2021, the Company entered into a vivarium agreement with Explora BioLabs, Inc. (“Explora”) for vivarium space and services. Under the terms of the agreement, the base rent will be $4,021 per month for an exclusive large vivarium room. The lease term is for one-year and will automatically renew for additional successive one-year renewal terms unless either party provides the other party with 60-day written notice prior to the end of the then-current term. For ASC 842 purposes, we applied a lease term of five years.

The long-term real estate operating leases are included in “lease right-of-use assets, net” on the Company’s balance sheet and represents the Company’s right-to-use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in “lease liabilities, current” and “lease liabilities, net of current” on the Company’s balance sheet.

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2021:

2022	$492,380
2023	656,678
2024	674,931
2025	693,732
2026	562,627
Total minimum lease payments	3,080,348
Less: imputed interest	(210,009)
Total operating lease liabilities	$2,870,339
Included in the consolidated balance sheet:
Current portion of lease liabilities	$417,632
Lease liabilities, net of current	2,452,707
Total operating lease liabilities	$2,870,339

Other Information:
Weighted average remaining lease term	4.79 years
Weighted average discount rate	2.75%

Long-term operating lease costs recognized under ASC 842 for the year ended December 31, 2021 was $129,726. Long-term operating lease payments for the year ended December 31, 2021 was $81,331. The Company had no long-term leases pursuant to ASC 842 in 2020.

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

Other Funding Commitments

The Company is a party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specific products (see Note 8 - "License Agreements").

Additionally, the Company is a party to various agreements with contract research organizations and contract manufacturers that generally provide for termination upon notice, with the exact amounts owed in the event of termination to be based on the timing of termination and the terms of the agreement.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Employee Severances

The Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability has been recorded as of December 31, 2021.

8.	LICENSE AGREEMENTS

Intellectual Property Rights for Capricor’s Technology - CAP-1002 and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the” University of Rome”), Johns Hopkins University (“JHU”) and CSMC. Capricor has also entered into an exclusive license agreement for intellectual property rights related to exosomes with CSMC and JHU as well as a non-exclusive license agreement with JHU related to the imaging-based serology technology for COVID-19. In addition, Capricor has filed patent applications related to the technology developed by its own scientists.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In May 2015, Capricor paid the development milestone related to the Phase I study that was owed to JHU pursuant to the terms of the JHU License Agreement. The Company recorded the $250,000 milestone payment for successful completion of a Phase II study in accounts payable and accrued expenses as of December 31, 2021. Payment of this milestone is expected to be made in the first quarter of 2022. The next milestone is triggered upon successful completion of a full Phase III study for which a payment of $500,000 will be due.

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

License Agreement for Serology Diagnostic

Capricor and JHU entered into a Nonexclusive License Agreement (the “JHU Serology License Agreement”), effective January 6, 2021, which provides for the grant of a non-exclusive, world-wide, non-royalty-bearing license by JHU to Capricor to develop and commercialize licensed products under the licensed patent rights for COVID-19. The JHU Serology License Agreement is due to expire July 2022 and at this time, Capricor does not intend to convert it to an exclusive license or extend the JHU Serology License Agreement.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Amended CSMC License Agreement will, unless sooner terminated, continue in effect on a country by country basis until the last to expire of the patents covering the patent rights or future patent rights. Under the terms of the Amended CSMC License Agreement, unless waived by CSMC, the agreement shall automatically terminate: (i) if Capricor ceases, dissolves or winds up its business operations; (ii) in the event of the insolvency or bankruptcy of Capricor or if Capricor makes an assignment for the benefit of its creditors; (iii) if performance by either party jeopardizes the licensure, accreditation or tax exempt status of CSMC or the agreement is deemed illegal by a governmental body; (iv) within 30 days for non-payment of royalties; (v) after 90 days’ notice from CSMC if Capricor fails to undertake commercially reasonable efforts to exploit the patent rights or future patent rights; (vi) if a material breach has not been cured within 90 days; or (vii) if Capricor challenges any of the CSMC patent rights. If Capricor fails to undertake commercially reasonable efforts to exploit the patent rights or future patent rights and fails to cure that breach after 90 days’ notice from CSMC, instead of terminating the license, CSMC has the option to convert any exclusive license to Capricor to a non-exclusive or co-exclusive license. Capricor may terminate the agreement if CSMC fails to cure any material breach within 90 days after notice.

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

DECEMBER 31, 2021 AND 2020

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

Sponsored Research Agreement with Johns Hopkins University

On April 1, 2020 we entered into a Sponsored Research Agreement (the “SRA”), with JHU pursuant to which researchers in the lab of Dr. Stephen Gould are performing certain research activities in connection with our exosomes program.  Pursuant to the SRA, we are funding certain research activities and have the right to negotiate for exclusive or non-exclusive rights to intellectual property that may result from such research activities. Unless renewed, the SRA is scheduled to expire on March 31, 2022.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

On April 1, 2013, Capricor entered into a sublease with Reprise Technologies, LLC, a limited liability company which is wholly owned by Dr. Frank Litvack, the Company’s Executive Chairman and member of its Board of Directors, for $2,500 per month. The sublease was on a month-to-month basis and was terminated effective September 1, 2020. For the years ended December 31, 2021 and 2020, Capricor recognized zero and $20,000, respectively, in sublease income from the related party. Sublease income is recorded as a reduction to general and administrative expenses.

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice.

In July 2020, Capricor entered into an Advisory Services Agreement with Dr. Eduardo Marbán whereby he was granted an option to purchase 50,000 shares of the Company's common stock. In January 2022, Dr. Eduardo Marbán was granted an additional option grant to purchase 50,000 shares of the Company’s common stock.

Payables to Related Party

As of December 31, 2021 and 2020, the Company had accounts payable and accrued expenses to related parties totaling $599,388 and $8,972, respectively. CSMC accounts for $589,388 and $8,972 of the total accounts payable and accrued expenses to related parties as of December 31, 2021 and 31, 2020, respectively. CSMC expenses relate to clinical trial costs, research and development costs, license and patent fees, and facilities rent. During the years ended December 31, 2021 and 2020, the Company paid CSMC approximately $341,000 and $307,000, respectively, for such costs.

Related Party Clinical Trials

Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. This product was developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs”, or REGRESS. Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells” or ALPHA. In both studies, Capricor provided the necessary number of doses of cells and received a total of approximately $1.7 million of monetary compensation. For the years ended December 31, 2021 and 2020, the Company recognized approximately $245,000 and $120,000, respectively, as revenue. As of December 31, 2021 and 2020, approximately zero and $56,000, respectively, is outstanding and recorded in prepaid expenses and other current assets. CSMC informed us that the enrollment of the REGRESS and ALPHA studies have been completed and as a result, we do not expect to receive any further material revenues from these trials.

10.	SUBSEQUENT EVENTS

Commercialization and Distribution Agreement

On January 24, 2022, Capricor entered into an Exclusive Commercialization and Distribution Agreement (the “NS Distribution Agreement”) with Nippon Shinyaku, Co., Ltd., a Japanese corporation, (“Nippon Shinyaku”). Under the

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

terms of the NS Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor for the United States of CAP-1002, the Company’s lead product candidate, for the treatment of DMD.

Under the terms of the NS Distribution Agreement, Capricor will be responsible for the conduct of HOPE-3 as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Capricor will sell commercial product to Nippon Shinyaku and in addition will receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments. Capricor expects to receive an upfront payment of $30.0 million with potential additional sales and development milestone payments of up to $705.0 million.

Stock Option Grants

In January 2022, the Company granted a total of 1,769,370 stock options to its employees, certain non-employee consultants, and directors.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives.

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in Internal Control-Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the section entitled “2021 Executive Compensation” and “Compensation of Directors” in our 2022 Proxy Statement and is incorporated herein by reference.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements required by this item are included in a separate section of this Annual Report on Form 10-K beginning on page 89.

(a)(2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto listed in (a)(1) above.

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.5	Certificate of Amendment of the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2020).

4.1	Description of the Company’s Common Stock, par value $0.001 per share.*

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed with the Commission on December 13, 2019).

4.3	Form of Common Stock Purchase Warrant #2 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2020).

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

10.47	Letter Agreement dated March 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 26, 2020).

10.48	Capricor Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on June 17, 2020). †

10.49

Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the Commission on June 17, 2020). †

10.50

Seventh Amendment to Exclusive License Agreement, dated as of August 20, 2020, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2020).+

10.51

Exclusive License Agreement, dated as of April 28, 2021, by and between Capricor, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021).+

10.52	Capricor Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021). †

10.53

Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021). †

10.54	Standard Industrial/Commercial Multi-Tenant Lease, dated as of July 16, 2021, by and between Capricor Therapeutics, Inc. and Altman Investment Company, LLC.* +

10.55	Commercialization and Distribution Agreement, dated as of January 25, 2022, by and among Capricor Therapeutics, Inc., Capricor, Inc. and Nippon Shinyaku Co. Ltd. *+

21.1	List of Subsidiaries. *

23.1	Consent of Rose Snyder & Jacobs, LLP. *

24.1	Power of Attorney (included on signature page hereof). *

31.1	Certification of Principal Executive Officer. *

31.2	Certification of Principal Financial Officer. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

The following financial information from Capricor Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020, (iii) Consolidated Statement of Stockholders’ Equity for the period from December 31, 2019 through December 31, 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

+ Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2022.

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

Signature	Title	Date

/s/ Linda Marbán, Ph.D.	Chief Executive Officer and Director	March 11, 2022
Linda Marbán, Ph.D.	(Principal Executive Officer)

/s/ Anthony J. Bergmann	Chief Financial Officer	March 11, 2022
Anthony J. Bergmann	(Principal Financial and Accounting Officer)

/s/ Frank Litvack, M.D.	Executive Chairman and Director	March 11, 2022
Frank Litvack, M.D.

/s/ Earl M. Collier	Director	March 11, 2022
Earl M. Collier

/s/ Louis V. Manzo	Director	March 11, 2022
Louis V. Manzo

/s/ George W. Dunbar	Director	March 11, 2022
George W. Dunbar

/s/ Karimah Es Sabar	Director	March 11, 2022
Karimah Es Sabar

/s/ David B. Musket	Director	March 11, 2022
David B. Musket