Form 10-Q
period 2022-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2022-05-11
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, there were 24,324,156 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2022	December 31, 2021
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$58,333,945	$34,885,274
Receivables	356,997	391,750
Prepaid expenses and other current assets	943,246	1,159,937

TOTAL CURRENT ASSETS	59,634,188	36,436,961

PROPERTY AND EQUIPMENT, net	2,328,565	1,795,696

OTHER ASSETS
Lease right-of-use assets, net	2,683,443	2,821,944
Other assets	275,722	275,722

TOTAL ASSETS	$64,921,918	$41,330,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,523,574	$3,116,371
Accounts payable and accrued expenses, related party	574,848	599,388
Lease liabilities, current	498,374	417,632
Deferred revenue, current	9,726,501	—

TOTAL CURRENT LIABILITIES	14,323,297	4,133,391

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	2,306,197	2,452,707
Deferred revenue, net of current	20,273,499	—

TOTAL LONG-TERM LIABILITIES	25,955,955	5,828,966

TOTAL LIABILITIES	40,279,252	9,962,357

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,324,156 and 24,185,001 shares issued and outstanding, respectively	24,324	24,185
Additional paid-in capital	140,496,715	139,404,060
Accumulated deficit	(115,878,373)	(108,060,279)

TOTAL STOCKHOLDERS’ EQUITY	24,642,666	31,367,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,921,918	$41,330,323

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2022	2021

REVENUE
Revenue	$—	$40,816

TOTAL REVENUE	—	40,816

OPERATING EXPENSES
Research and development	5,115,699	3,296,322
General and administrative	2,715,835	1,905,582

TOTAL OPERATING EXPENSES	7,831,534	5,201,904

LOSS FROM OPERATIONS	(7,831,534)	(5,161,088)

OTHER INCOME (EXPENSE)
Investment income	13,440	9,165

TOTAL OTHER INCOME (EXPENSE)	13,440	9,165

NET LOSS	$(7,818,094)	$(5,151,923)

Net loss per share, basic and diluted	$(0.32)	$(0.23)
Weighted average number of shares, basic and diluted	24,282,743	22,228,723

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2022
					TOTAL
	COMMON STOCK		ADDITIONAL PAID-	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	EQUITY

Balance at December 31, 2021	24,185,001	$24,185	$139,404,060	$(108,060,279)	$31,367,966

Stock-based compensation	—	—	1,065,329	—	1,065,329

Stock options exercised	139,155	139	27,326	—	27,465

Net loss	—	—	—	(7,818,094)	(7,818,094)

Balance at March 31, 2022	24,324,156	$24,324	$140,496,715	$(115,878,373)	$24,642,666

	For the Three Months Ended March 31, 2021
					TOTAL
	COMMON STOCK		ADDITIONAL PAID-	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	EQUITY

Balance at December 31, 2020	20,577,123	$20,577	$116,216,966	$(88,037,759)	$28,199,784

Issuance of common stock, net of fees	2,218,874	2,219	12,576,307	—	12,578,526

Stock-based compensation	—	—	752,962	—	752,962

Stock options exercised	1,933	2	1,434	—	1,436

Net loss	—	—	—	(5,151,923)	(5,151,923)

Balance at March 31, 2021	22,797,930	$22,798	$129,547,669	$(93,189,682)	$36,380,785

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,818,094)	$(5,151,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,490	50,137
Stock-based compensation	1,065,329	752,962
Non-cash lease expense	158,086	—
Change in assets - (increase) decrease:
Receivables	34,753	—
Prepaid expenses and other current assets	216,691	274,851
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses	407,203	432,241
Accounts payable and accrued expenses, related party	(24,540)	312,362
Operating lease liabilities	(85,352)	—
Deferred revenue	30,000,000	—
Net cash provided by (used in) operating activities	24,046,566	(3,329,370)

Cash flows from investing activities:
Purchases of property and equipment	(567,616)	(36,912)
Payments for leasehold improvements	(57,744)	—
Net cash used in investing activities	(625,360)	(36,912)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	12,578,526
Proceeds from exercise of stock awards	27,465	1,436
Net cash provided by financing activities	27,465	12,579,962

Net increase in cash and cash equivalents	23,448,671	9,213,680

Cash and cash equivalents balance at beginning of period	34,885,274	32,665,874

Cash and cash equivalents balance at end of period	$58,333,945	$41,879,554

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company” or “we”), is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”), a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, has multiple drug and vaccine candidates in various stages of development.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2022, from which the December 31, 2021 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Certain reclassification of prior period amounts has been made to conform to the current year presentation.

Basis of Consolidation

Our condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Liquidity

The Company has historically financed its research and development activities as well as operational expenses primarily from equity financings, government grants, and payments from collaboration partners.

Cash and cash equivalents as of March 31, 2022 were approximately $58.3 million, compared to approximately $34.9 million as of December 31, 2021. The Company received an upfront payment of $30.0 million from Nippon Shinyaku Co., Ltd., a Japanese corporation, (“Nippon Shinyaku”), in accordance with its Exclusive Commercialization and Distribution Agreement (see Note 8 – “License and Distribution Agreements”). Additionally, the Company has a Common Stock Sales Agreement in place with H.C. Wainwright & Co. LLC ("Wainwright") to create at-the-market equity programs under which the Company, from time to time, sells shares of its common stock (see Note 3 - "Stockholders' Equity").

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

The Company will require substantial additional capital to fund its operations, in particular if it elects to expand its clinical programs as contemplated by its current business plan. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. The Company would likely need to delay, curtail or terminate portions of its clinical trial programs. To the extent the Company issues additional equity securities, its existing stockholders would experience substantial dilution.

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

In light of uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the delays of the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, was established by the CARES Act. The Company recorded $548,207 in ERC as other income for the year ended December 31, 2021, of which $356,997 is recorded as a receivable as of March 31, 2022 and December 31, 2021. The Company may submit for additional credits under the CARES Act in the future, as applicable.

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

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $92,490 and $49,054 for the three months ended March 31, 2022 and 2021, respectively.

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021
Furniture and fixtures	$104,069	$43,123
Laboratory equipment	2,963,575	2,475,543
Leasehold improvements	91,486	33,742
	3,159,130	2,552,408
Less accumulated depreciation	(830,565)	(756,712)
Property and equipment, net	$2,328,565	$1,795,696

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

Clinical Development Income

Income is recorded over time as the Company satisfies distinct performance obligations outlined in the contracts with the customer or partner. The transaction price of the income includes the upfront payment. Additional payments due upon achievement of milestones and targets as defined in the contract (see Note 8 – “License and Distribution Agreements”), may increase the transaction price to be recognized.

Grant Income

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 6 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $5.1 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively.

Net Income (Loss)

Net income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s net loss was approximately $7.8 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively.

Clinical Trial Expense

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process is designed to account for expenses resulting from our obligations under contracts with vendors, consultants, contract research organizations (“CROs”), and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by matching the appropriate expenses with the period in which services are provided and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

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

As of March 31, 2022 and 2021, warrants and options to purchase 5,674,191 and 3,793,237 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three months ended March 31, 2022 and 2021.

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

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government entity that are accounted for by applying a grant or contribution model by analogy. For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company adopted ASU 2021-10 in the first quarter of 2022. The adoption of this update did not have a material impact on the Company’s financial statements and footnote disclosures.

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

June 2021 ATM Program

On June 21, 2021, the Company initiated the June 2021 ATM Program. The Company filed the June 2021 ATM Program with an aggregate offering price of up to $75.0 million. From June 21, 2021 through September 30, 2021, the Company sold an aggregate of 1,267,475 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.89 per share for gross proceeds of approximately $7.5 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.3 million. No shares were sold in the fourth quarter of 2021 or the first quarter of 2022 under the June 2021 ATM Program.

Outstanding Shares

At March 31, 2022, the Company had 24,324,156 shares of common stock issued and outstanding.

4.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the three months ended March 31, 2022:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2021	105,782	$1.37
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2022	105,782	$1.37

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		March 31,	December 31,	Exercise Price	Expiration
Type	Grant Date	2022	2021	per Share	Date

Common Warrants	12/19/2019	40,782	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
		105,782	105,782

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

In November 2012, the Board approved the 2012 Plan, which superseded the 2006 Stock Option Plan. Under the 2012 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, and performance/unit share awards to employees, consultants and other service providers. Pursuant to the 2012 Plan, inclusive of annual evergreen provisions and amendments, the Company is authorized to issue 710,142 shares of common stock.

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

As of March 31, 2022, 3,080,031 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended March 31, 2022 and 2021 were approximately $2.87 and $3.26 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Expected volatility	123%	124%
Expected term	6 years	6 years
Dividend yield	0%	0%
Risk-free interest rates	1.5 - 1.7%	0.5%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended March 31,
	2022	2021

General and administrative	$857,583	$633,120
Research and development	207,746	119,842
Total	$1,065,329	$752,962

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

As of March 31, 2022, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $12.4 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended March 31, 2022:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2021	3,793,824	$2.68	$3,104,631
Granted	2,044,370	3.28
Exercised	(224,316)	1.39	$431,485
Expired/Cancelled	(45,469)	4.19
Outstanding at March 31, 2022	5,568,409	$2.94	$4,157,717
Exercisable at March 31, 2022	1,653,835	$2.21	$2,321,841

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

5.            CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not

experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of March 31, 2022, the Company maintained approximately $57.9 million of uninsured deposits.

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of March 31, 2022, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Capricor leases facilities from Cedars-Sinai Medical Center (“CSMC”), a related party (see Note 9 – “Related Party Transactions”), pursuant to a lease (the “Facilities Lease”) that was originally effective for a three-year period beginning June 1, 2014. Capricor has subsequently entered into several amendments extending the term of the lease and modifying its terms. In July 2020, Capricor exercised its option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2021 with a monthly lease payment of $15,805. In July 2021, Capricor exercised its option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2022 with a monthly lease payment of $10,707. At this time, we are discussing with CSMC a possible two-year extension of our current Facilities Lease.

Expenses incurred under short-term operating leases to unrelated parties for the three months ended March 31, 2022 and 2021 were $17,394 and $39,219, respectively. Expenses incurred under short-term operating leases to related parties for the three months ended March 31, 2022 and 2021 were $32,120 and $47,415, respectively.

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

The long-term real estate operating leases are included in “lease right-of-use assets, net” on the Company’s condensed consolidated balance sheet and represent the Company’s right-to-use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in “lease liabilities, current” and “lease liabilities, net of current” on the Company’s condensed consolidated balance sheet.

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of March 31, 2022:

2022	$407,029
2023	656,678
2024	674,931
2025	693,732
2026	562,627
Total minimum lease payments	2,994,997
Less: imputed interest	(190,426)
Total operating lease liabilities	$2,804,571
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities	$498,374
Lease liabilities, net of current	2,306,197
Total operating lease liabilities	$2,804,571

Other Information:
Weighted average remaining lease term	4.54 years
Weighted average discount rate	2.75%

Long-term operating lease costs recognized under ASC 842 for the three months ended March 31, 2022 were $158,084 and zero, respectively. Long-term operating lease payments for the three months ended March 31, 2022 were $85,352 and zero, respectively.

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

Other Funding Commitments

The Company is a party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specific products (see Note 8 – “License and Distribution Agreements”).

Additionally, the Company is a party to various agreements with contract research and/or manufacturing organizations that generally provide for termination upon notice, with the exact amounts owed in the event of termination to be based on the timing of termination and the terms of the agreement.

Employee Severances

The Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability has been recorded as of March 31, 2022.

8.            LICENSE AND DISTRIBUTION AGREEMENTS

Intellectual Property Rights for Capricor’s Technology - CAP 1002 and Exosomes

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The development milestones range from $100,000 upon successful completion of a full Phase I clinical study to $1,000,000 upon full FDA market approval and are fully creditable against payments owed by Capricor to JHU on account of sublicense consideration attributable to milestone payments received from a sublicensee. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In May 2015, Capricor paid the development milestone related to the Phase I study that was owed to JHU pursuant to the terms of the JHU License Agreement. In March 2022, Capricor paid the $250,000 development milestone related to the Phase 2 study pursuant to the terms of the JHU License Agreement. The next milestone is triggered upon successful completion of a full Phase 3 study for which a payment of $500,000 will be due.

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

Sponsored Research Agreement with Johns Hopkins University

On April 1, 2020 we entered into a Sponsored Research Agreement (the “SRA”), with JHU pursuant to which researchers in the lab of Dr. Stephen Gould have been performing certain research activities in connection with our exosomes program.  Pursuant to the SRA, we funded certain research activities and have the right to negotiate for exclusive or non-exclusive rights to intellectual property that may result from such research activities. This SRA expired in accordance with its terms on March 31, 2022.

Cell Line License Agreement with Life Technologies

On March 7, 2022, Capricor entered into a non-exclusive cell line license agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific, Inc., for the supply of certain cells which we will use to support the development of our exosomes platform. An initial license fee payment was made in the first quarter of 2022 and additional milestone fees may become due on the progress of our development program.

Commercialization and Distribution Agreement

On January 24, 2022, Capricor entered into an Exclusive Commercialization and Distribution Agreement (the “NS Distribution Agreement”) with Nippon Shinyaku. Under the terms of the NS Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States for CAP-1002, the Company’s lead product candidate, for the treatment of DMD.

Under the terms of the NS Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the NS Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. In the first quarter of 2022, Capricor received an upfront payment of $30.0 million. Pursuant to the terms of the NS Distribution Agreement, there are potential additional sales and development milestone payments of up to $705.0 million.

The Company has evaluated the NS Distribution Agreement in accordance with ASU 606, Revenue from Contracts with Customers. At the inception, the Company identified one distinct performance obligation. The Company determined that the performance obligation is the conduct of the HOPE-3, Phase 3 clinical study. The NS Distribution Agreement contains additional future product development milestones.

The Company determined the initial transaction price to be recognized totaled $30.0 million, which is the upfront payment. The Company has excluded any future milestone payments from the transaction price due to uncertainty. The Company has allocated the total $30.0 million initial transaction price to its one distinct performance obligation, the completion of the HOPE-3, Phase 3 clinical study. Revenue will be recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical study to determine the extent of progress towards completion. Under this method, the transaction price is recognized over the contract’s entire performance period using patient visit status relative to total estimate amount of patient visits. No revenue has been recognized as of March 31, 2022 as no patient visits have been completed. As of March 31, 2022, the Company recorded approximately $9.7 million as current deferred revenue and approximately $20.3 million as deferred revenue, net of current portion on the Company’s Condensed Consolidated Balance Sheets. The Company plans to begin recognizing this revenue beginning in the second quarter of 2022.

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

In July 2020, Capricor entered into an Advisory Services Agreement with Dr. Eduardo Marbán whereby he was granted an option to purchase 50,000 shares of the Company's common stock. Additionally, in January 2022, Dr. Eduardo Marbán was granted an additional option grant to purchase 50,000 shares of the Company’s common stock.

Payables to Related Party

As of March 31, 2022 and December 31, 2021, the Company had accounts payable and accrued expenses to related parties totaling $574,848 and $599,388, respectively. CSMC accounts for $574,848 and $589,388 of the total accounts payable and accrued expense to related parties as of March 31, 2022 and December 31, 2021, respectively. CSMC expenses relate to research and development costs, clinical trial costs, license and patent fees, and facilities rent. During the three months ended March 31, 2022 and 2021, the Company paid CSMC approximately $66,600 and $57,700, respectively, for such costs.

Related Party Clinical Trials

Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. This product was developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs,” or REGRESS. Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells,” or ALPHA. In both studies, Capricor provided the necessary number of doses of cells and received a total of approximately $1.7 million of monetary compensation. For the three months ended March 31, 2021, the Company recognized approximately $40,800 as revenue. No revenue was recognized in 2022 as the Company received all funds in connection with these trials in 2021.

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

Company Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy, or DMD, a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs.

Since our inception, we have devoted substantial resources to developing CAP-1002 and our other product candidates including our exosomes platform, developing our manufacturing processes, staffing our company and providing general and administrative support for these operations. We do not have any products approved for sale. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of CAP-1002 for the treatment of DMD and our other product candidates. If successfully developed and approved, we intend to commercialize CAP-1002 in the United States with our partner, Nippon Shinyaku, and may enter into additional licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, or further distribution relationships, we expect that any revenue we generate will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

A summary description of our key product candidates, is as follows:

●	CAP-1002 for the treatment of DMD (Phase 3): Our core cell therapy technology, CAP-1002, is comprised of allogeneic cardiosphere-derived cells, or CDCs. The ability of CAP-1002 to slow disease progression in DMD lies in the immunomodulatory, anti-inflammatory, and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, which is consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches, which aim to restore dystrophin expression. DMD is a rare form of muscular dystrophy which results in muscle degeneration and premature death. Additionally, the absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. The annual cost of care for patients with DMD is very high and increases with disease progression. We therefore believe that DMD represents a significant market opportunity for our product candidate, CAP-1002. To date, we have completed several promising clinical trials, investigating CAP-1002 for DMD. We are now initiating the HOPE-3, Phase 3 clinical study investigating CAP-1002 for the treatment of late-stage DMD patients for the potential approval of CAP-1002 in the United States. HOPE-3 is a randomized, double-blind, placebo-controlled study which will aim to enroll approximately 70 patients at approximately 20-30 sites in the United States. The primary outcome measure will be the Performance of the Upper Limb, or PUL, 2.0. There are other secondary cardiac and exploratory outcome measures. We are in the process of site initiation and have begun screening patients. We anticipate enrolling our first patient in the second quarter of 2022.

●	Exosome-Based Therapeutics and Vaccines (Preclinical): We are focused on developing a precision-engineered exosome platform technology that has the ability to deliver defined sets of effector molecules which exert their effects through defined mechanisms of action. At this time, we are developing therapeutics and vaccines for infectious diseases, monogenic diseases and other potential indications. Our platform builds on advances in fundamental RNA and protein science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates.
●	CAP-1002 for the treatment of cytokine storm associated with COVID-19 (Phase 2): In the fourth quarter of 2021, we announced completion of enrollment of our INSPIRE, Phase 2 clinical study. In March 2022, we announced topline data from this study. We reported that the primary endpoint of safety was met and the results suggest that CAP-1002 was safe, well tolerated and consistent with the historically observed safety profile of this therapy. At this time, we do not anticipate any further material expenses and have decided not to move forward with further clinical development for this indication.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $7.8 million and $5.2 million, for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $115.9 million. We expect to incur significant expenses and operating losses for the foreseeable future.

Cash and cash equivalents as of March 31, 2022 were approximately $58.3 million which we estimate will fund our operating expenses and capital expenditure requirements into at least the second quarter of 2024. During 2021, we sold 3,566,349 shares pursuant to a sales agreement by and between us and H.C. Wainwright & Co. LLC, or Wainwright, resulting in net proceeds of $20.2 million. No shares have been sold under this sales agreement during the three months ended March 31, 2022.

In January 2022 we entered into a Commercialization and Distribution Agreement, or the NS Distribution Agreement, with Nippon Shinyaku for the exclusive commercialization and distribution of CAP-1002 for DMD in the US. Under the terms of the NS Distribution Agreement, we will be responsible for the conduct of the HOPE-3 trial as well as for the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the NS Distribution Agreement, we have the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. We received an upfront payment of $30.0 million in the first quarter of 2022 with potential additional milestone payments of up to $705.0 million.

In March 2022, we announced that the final one-year results from our HOPE-2, Phase 2 clinical trial were published in The Lancet showing that the trial met its primary efficacy endpoint of mid-level PUL v1.2 (p=0.01) and additional positive endpoints of full PUL v2.0 (p=0.04) and cardiac endpoint of ejection fraction (p=0.002). CAP-1002 was generally safe and well-tolerated throughout the study. With the exception of hypersensitivity reactions early in the clinical trial, which were mitigated with a common pre-medication regimen, there were no serious safety signals identified by the HOPE-2 Data and Safety Monitoring Board, or DSMB. Additionally, we are currently conducting an open label extension study of the HOPE-2 trial in which currently 12 patients have elected to continue treatment of CAP-1002.

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

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the U.S. Food and Drug Administration or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002 and our exosome technologies. As we proceed with the clinical development of CAP-1002, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from public equity sales of securities and a payment pursuant to our NS Distribution Agreement with Nippon Shinyaku. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the US and in other territories across the world.

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

Our results have included non-cash compensation expense due to the issuance of stock options and warrants, as applicable. We expense the fair value of stock options and warrants over their vesting period as applicable. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions. They may also vest based on performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial performance and product development. Stock-based compensation expense is included in the condensed consolidated statements of operations under G&A or R&D expenses, as applicable. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations

Revenue

Miscellaneous Income. Miscellaneous income for the three months ended March 31, 2022 and 2021 was zero and approximately $41,000, respectively. The miscellaneous income was related to providing CAP-1002 for investigational purposes for clinical trials sponsored by Cedars-Sinai Medical Center, or CSMC. The decrease in miscellaneous income is due to the clinical trials sponsored by CSMC completing or ceasing enrollment in 2021.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2022 and 2021   were approximately $2.7 million and $1.9 million, respectively. The increase of approximately $0.8 million in G&A expenses in the first quarter of 2022 compared to the same period of 2021 is primarily attributable to an increase in headcount, salaries and recruiting costs of $0.3 million. Furthermore, there was an increase of approximately $0.2 million in stock-based compensation expense, approximately $0.2 for investor relations expenses, and approximately $0.1 million related to other general expenses.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2022 and 2021 were approximately $5.1 million and $3.3 million, respectively. The increase of approximately $1.8 million in R&D expenses in the first quarter of 2022 compared to the same period of 2021 is due to an increase in research and development expenses related to our exosomes program. These activities resulted in an increase of approximately $1.0 million. Furthermore, there was an increase of approximately $0.5 million across our clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials) and a net increase of approximately $0.3 million in our technology transfer and manufacturing related activities of CAP-1002. Lastly, we saw an increase of approximately $0.1 million in stock-based compensation expenses allocable to R&D for the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021.

Products Under Active Development

CAP-1002 for the treatment of DMD – We are initiating a Phase 3 pivotal study for DMD for which we expect to spend approximately $8.0 million to $12.0 million in 2022. The expenses for our DMD program will include costs for clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage development. We expect to spend approximately $5.0 million to $7.0 million during 2022 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2022 and December 31, 2021 and our net increase in cash and cash equivalents for the three months ended March 31, 2022 and 2021 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	March 31, 2022	December 31, 2021
Cash and cash equivalents	$58,334	$34,885
Working capital	$46,432	$32,304
Stockholders’ equity	$24,643	$31,368

	Three months ended March 31,
Cash flow data	2022	2021
Cash provided by (used in):
Operating activities	$24,047	$(3,329)
Investing activities	(625)	(37)
Financing activities	27	12,580
Net increase in cash and cash equivalents	$23,449	$9,214

Our total cash and cash equivalents as of March 31, 2022 were approximately $58.3 million compared to approximately $34.9 million as of December 31, 2021. The increase in cash and cash equivalents from December 31, 2021 to March 31, 2022 is due to the upfront payment of $30.0 million from Nippon Shinyaku. As of March 31, 2022, we had approximately $40.3 million in total liabilities, of which $30.0 million relates to deferred revenue, and approximately $46.4 million in net working capital.

Cash provided by operating activities was approximately $24.0 million and cash used in operating activities was approximately $3.3 million for the three months ended March 31, 2022 and 2021, respectively. The difference of approximately $27.3 million in cash from operating activities is due to the upfront payment of $30.0 million from Nippon Shinyaku. Furthermore, there was a decrease of approximately $0.4 million in the change in accounts payable and accrued liabilities and an increase of approximately $0.3 million in stock-based compensation for the three months ended March 31, 2022 as compared to the same period in 2021. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow used in investing activities of approximately $0.6 million and $36,912 for the three months ended March 31, 2022 and 2021, respectively. The increase in cash used in investing activities for the three months ended March 31, 2022 as compared to the same period of 2021 is due to the increase in purchases of property and equipment and leasehold improvements in connection with the build-out of our San Diego laboratory space.

We had cash flow provided by financing activities of $27,465 and approximately $12.6 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily due to the decrease in the proceeds from issuance of stock in connection to the ATM Programs (as described below) in the three months ended March 31, 2022 as compared with the three months ended March 31, 2021.

From inception through March 31, 2022, we financed our operations primarily through private and public sales of our equity securities, government grants and payments from collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. At this time, we believe our cash resources are sufficient to fund our operations for at least the next twelve months. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress and success of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our ability to successfully manufacture product for our clinical trials;
●	the availability of materials necessary to manufacture our product candidates;
●	the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements;
●	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
●	additional costs associated with maintaining licenses and insurance;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of regulatory approvals.

As a result of the spread of the COVID-19 coronavirus, uncertainties have arisen that have impacted enrollment of clinical trials, deliverables related to contract performance, payments from trial sponsors, workforce stability, supply chain disruptions or delays, timing of grant disbursements as well as other potential business operations. While the disruption is currently expected to be temporary, there is considerable uncertainty around its expected duration. In addition to potential impact on grant availability, there may be risks to the Company’s ability to obtain financing from other sources, due to the impact of the coronavirus. There could be other financial impacts on our business from the coronavirus, the specifics of which are unknown at this time.

Financing Activities by the Company

Commercialization and Distribution Agreement with Nippon Shinyaku

In January 2022, Capricor entered into the NS Distribution Agreement with Nippon Shinyaku. Under the terms of the NS Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States for CAP-1002, the Company’s lead product candidate, for the treatment of DMD.

Under the terms of the NS Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the NS Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. In the first quarter of 2022, Capricor received an upfront payment of $30.0 million. Pursuant to the terms of the NS Distribution Agreement there are potential additional sales and development milestone payments of up to $705.0 million.

June 2021 ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million, or the June 2021 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The June 2021 ATM Program was established under a Common Stock Sales Agreement, or the Sales Agreement, with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the June 2021 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission, or the SEC, on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through September 30, 2021, the Company has sold an aggregate of 1,267,475 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.89 per share for gross proceeds of approximately $7.5 million. Approximately $67.5 million of common stock may still be sold pursuant to the June 2021 ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.3 million. No shares were sold in the fourth quarter of 2021 or the first quarter of 2022 under the June 2021 ATM Program.

May 2020 ATM Program

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

CIRM Grant Award

On June 16, 2016, Capricor entered into an award, or the CIRM Award, with the California Institute for Regenerative Medicine, or CIRM, in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award included a co-funding requirement pursuant to which Capricor was required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

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

In June 2019, Capricor completed all milestones associated with the CIRM Award and expended all funds received. In the third quarter of 2019, Capricor completed all final close-out documentation associated with this award. As of March 31, 2022, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Revenue Recognition

The Company applies ASU 606, Revenue from Contracts with Customers, for all contracts.

Clinical Development Income

Income is recorded over time as the Company satisfies distinct performance obligations outlined in the contracts with the customer or partner. The transaction price of the income includes the upfront payment. Additional payments due upon achievement of milestones and targets as defined in the contract may increase the transaction price to be recognized.

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

Clinical Trial Expense

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process is designed to account for expenses resulting from our obligations under contracts with vendors, consultants, CROs and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by matching the appropriate expenses with the period in which services are provided and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

Recently Issued or Newly Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government entity that are accounted for by applying a grant or contribution model by analogy. For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company adopted ASU 2021-10 in the first quarter of 2022. The adoption of this update did not have a material impact on the Company’s financial statements and footnote disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2022, the fair value of our cash and cash equivalents was approximately $58.3 million. Additionally, as of March 31, 2022, Capricor’s investment portfolio was classified as cash and cash equivalents, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not involved in any material pending legal proceedings.

Item 1A. Risk Factors.

Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022, describes important risk factors that could cause our business, financial condition, results of operations and prospects to differ significantly from those suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or otherwise presented by us from time to time. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022.

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

10.1

Commercialization and Distribution Agreement, dated as of January 25, 2022, by and among Capricor Therapeutics, Inc., Capricor, Inc. and Nippon Shinyaku Co. Ltd. (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2022). +

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

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

CAPRICOR THERAPEUTICS, INC.

Date: May 11, 2022	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)