Form 10-Q
period 2022-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2022-08-12
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2022

or

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

As of August 10, 2022, there were 24,346,233 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;
●	the development of our drug and vaccine candidates, including when we expect to undertake, initiate and complete clinical trials of our drug and vaccine candidates;
●	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug (“IND”) filings, Clinical Trial Application (“CTA”) filings, New Drug Application (“NDA”) filings, Biologics License Application (“BLA”), and other regulatory submissions;
●	regulatory developments involving products, including the ability to obtain regulatory approvals or otherwise bring products to market;
●	the regulatory status of our drug and vaccine candidates, including our ability to obtain and maintain orphan drug, rare pediatric and Regenerative Medicine Advanced Therapy (“RMAT”) designations for our lead product candidate, CAP-1002;
●	our use of clinical research centers, third party manufacturers and other contractors;
●	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;
●	our ability to manufacture products for clinical and commercial use;
●	our ability to procure materials necessary for the manufacture of our product candidates;
●	our ability to protect our patents and other intellectual property;
●	the potential impact of COVID-19 on our business, including our ability to conduct clinical trials and further product candidate development;
●	our ability to raise additional financing and the terms of any additional financing;
●	our ability to market any of our products;
●	the implementation of our business model and strategic plans for our business, technologies and product candidates;
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements;
●	the impact of taxes on our business;
●	our ability to compete against other companies and research institutions;
●	our ability to expand our operations internationally;
●	the effect of potential strategic transactions on our business;
●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
●	our ability to attract and retain key personnel; and
●	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2022
	(Unaudited)	December 31, 2021

CURRENT ASSETS
Cash and cash equivalents	$16,394,067	$34,885,274
Marketable securities	35,022,883	—
Receivables	547,580	391,750
Prepaid expenses and other current assets	659,269	1,159,937

TOTAL CURRENT ASSETS	52,623,799	36,436,961

PROPERTY AND EQUIPMENT, net	2,629,114	1,795,696

OTHER ASSETS
Lease right-of-use assets, net	2,544,489	2,821,944
Other assets	268,172	275,722

TOTAL ASSETS	$58,065,574	$41,330,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,127,836	$3,116,371
Accounts payable and accrued expenses, related party	94,135	599,388
Lease liabilities, current	579,672	417,632
Deferred revenue, current	15,745,576	—

TOTAL CURRENT LIABILITIES	19,547,219	4,133,391

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	2,158,677	2,452,707
Deferred revenue, net of current	14,254,424	—

TOTAL LONG-TERM LIABILITIES	19,789,360	5,828,966

TOTAL LIABILITIES	39,336,579	9,962,357

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,334,952 and 24,185,001 shares issued and outstanding, respectively	24,335	24,185
Additional paid-in capital	141,669,614	139,404,060
Accumulated other comprehensive income	22,830	—
Accumulated deficit	(122,987,784)	(108,060,279)

TOTAL STOCKHOLDERS’ EQUITY	18,728,995	31,367,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,065,574	$41,330,323

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

REVENUE
Revenue	$—	$204,082	$—	$244,898

TOTAL REVENUE	—	204,082	—	244,898

OPERATING EXPENSES
Research and development	4,965,088	3,497,275	10,080,787	6,793,597
General and administrative	2,356,666	1,789,974	5,072,501	3,695,556

TOTAL OPERATING EXPENSES	7,321,754	5,287,249	15,153,288	10,489,153

LOSS FROM OPERATIONS	(7,321,754)	(5,083,167)	(15,153,288)	(10,244,255)

OTHER INCOME (EXPENSE)
Other income	190,582	—	190,582	—
Investment income	21,761	16,741	35,201	25,906
Forgiveness of debt	—	318,160	—	318,160

TOTAL OTHER INCOME (EXPENSE)	212,343	334,901	225,783	344,066

NET LOSS	(7,109,411)	(4,748,266)	(14,927,505)	(9,900,189)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	22,830	—	22,830	—

COMPREHENSIVE INCOME (LOSS)	$(7,086,581)	$(4,748,266)	$(14,904,675)	$(9,900,189)

Net loss per share, basic and diluted	$(0.29)	$(0.21)	$(0.61)	$(0.44)
Weighted average number of shares, basic and diluted	24,324,156	22,861,051	24,303,564	22,546,634

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Six Months Ended June 30, 2022
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2021	24,185,001	$24,185	$139,404,060	$—	$(108,060,279)	$31,367,966

Stock-based compensation	—	—	1,065,329	—	—	1,065,329

Stock options exercised	139,155	139	27,326	—	—	27,465

Net loss	—	—	—	—	(7,818,094)	(7,818,094)

Balance at March 31, 2022	24,324,156	$24,324	$140,496,715	$—	$(115,878,373)	$24,642,666

Stock-based compensation	—	—	1,157,904	—	—	1,157,904

Stock options exercised	10,796	11	14,995	—	—	15,006

Unrealized gain on marketable securities	—	—	—	22,830	—	22,830

Net loss	—	—	—	—	(7,109,411)	(7,109,411)

Balance at June 30, 2022	24,334,952	$24,335	$141,669,614	$22,830	$(122,987,784)	$18,728,995

	For the Six Months Ended June 30, 2021
					TOTAL
	COMMON STOCK		ADDITIONAL PAID-	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	EQUITY

Balance at December 31, 2020	20,577,123	$20,577	$116,216,966	$(88,037,759)	$28,199,784

Issuance of common stock, net of fees	2,218,874	2,219	12,576,307	—	12,578,526

Stock-based compensation	—	—	752,962	—	752,962

Stock options exercised	1,933	2	1,434	—	1,436

Net loss	—	—	—	(5,151,923)	(5,151,923)

Balance at March 31, 2021	22,797,930	$22,798	$129,547,669	$(93,189,682)	$36,380,785

Issuance of common stock, net of fees	200,504	200	1,035,112	—	1,035,312

Stock-based compensation	—	—	712,299	—	712,299

Net loss	—	—	—	(4,748,266)	(4,748,266)

Balance at June 30, 2021	22,998,434	$22,998	$131,295,080	$(97,937,948)	$33,380,130

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,927,505)	$(9,900,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	204,501	102,332
Stock-based compensation	2,223,233	1,465,261
Forgiveness of debt	—	(318,160)
Changes in lease liabilities	145,466	—
Changes in operating assets and liabilities:
Receivables	(155,830)	—
Prepaid expenses and other current assets	500,668	357,873
Other assets	7,550	—
Accounts payable and accrued expenses	11,465	82,391
Accounts payable and accrued expenses, related party	(505,253)	366,679
Deferred revenue	30,000,000	—
Net cash provided by (used in) operating activities	17,504,295	(7,843,813)

Cash flows from investing activities:
Purchase of marketable securities	(49,012,053)	—
Proceeds from sales and maturities of marketable securities	14,012,000	—
Purchases of property and equipment	(748,575)	(359,371)
Payments for leasehold improvements	(289,345)	—
Net cash used in investing activities	(36,037,973)	(359,371)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	13,613,838
Proceeds from exercise of stock awards	42,471	1,436
Net cash provided by financing activities	42,471	13,615,274

Net increase (decrease) in cash and cash equivalents	(18,491,207)	5,412,090

Cash and cash equivalents balance at beginning of period	34,885,274	32,665,874

Cash and cash equivalents balance at end of period	$16,394,067	$38,077,964

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

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

Cash, cash equivalents, and marketable securities as of June 30, 2022 were approximately $51.4 million, compared to approximately $34.9 million as of December 31, 2021. In the first quarter of 2022, the Company received an upfront payment of $30.0 million from Nippon Shinyaku Co., Ltd., a Japanese corporation, (“Nippon Shinyaku”), in accordance with its Exclusive Commercialization and Distribution Agreement (see Note 8 – “License and Distribution Agreements”). Additionally, the Company has a Common Stock Sales Agreement in place with H.C. Wainwright & Co. LLC ("Wainwright") to create at-the-market equity programs under which the Company, from time to time, sells shares of its common stock (see Note 3 - "Stockholders' Equity").

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

In light of uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the delays of the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, which was established by the CARES Act. The Company has submitted $738,778 in ERC for applicable 2020 and 2021 periods, receiving $191,199 in 2021. As of June 30, 2022, the Company has recorded a receivable for $547,580 for the remainder of funds due.

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

Marketable Securities

As of June 30, 2022, marketable securities consist primarily of United States treasuries. These investments are considered available-for-sale. Realized gains and losses on the sale of debt and equity securities are determined on the specific identification method. Unrealized gains and losses are presented as other comprehensive income (loss).

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $204,501 and $100,167 for the six months ended June 30, 2022 and 2021, respectively.

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2022	2021
Furniture and fixtures	$139,336	$43,123
Laboratory equipment	3,109,268	2,475,543
Leasehold improvements	323,086	33,742
	3,571,690	2,552,408
Less accumulated depreciation	(942,576)	(756,712)
Property and equipment, net	$2,629,114	$1,795,696

Leases

ASC Topic 842, Leases (“ASC 842”), as adopted in the first quarter of 2019, requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use asset (“ROU asset”). ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $5.0 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $10.1 million and $6.8 million for the six months ended June 30, 2022 and 2021, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $7.1 million and approximately $4.7 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $14.9 million and approximately $9.9 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain on marketable securities.

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

As of June 30, 2022 and 2021, warrants and options to purchase 6,142,203 and 3,748,962 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the six months ended June 30, 2022 and 2021.

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

The following table summarizes fair value measurements by level at June 30, 2022 for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
	Level I	Level II	Level III	Total
Marketable Securities	$35,022,883	$—	$—	$35,022,883

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

2.             NOTE PAYABLE

Paycheck Protection Program Loan

In 2020, Capricor applied to City National Bank (“CNB”) under the SBA Paycheck Protection Program of the CARES Act for the Loan in the amount of $318,160. The Loan was approved and Capricor received the Loan proceeds, which were used for covered payroll costs in accordance with the relevant terms and conditions of the CARES Act.

In the second quarter of 2021, the Loan was forgiven, and the Company recognized a gain of $318,160 on the forgiveness.

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

June 2021 ATM Program

On June 21, 2021, the Company initiated the June 2021 ATM Program. The Company filed the June 2021 ATM Program with an aggregate offering price of up to $75.0 million. From June 21, 2021 through September 30, 2021, the Company sold an aggregate of 1,267,475 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.89 per share for gross proceeds of approximately $7.5 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.3 million. No shares were sold in the fourth quarter or the first two quarters of 2022 under the June 2021 ATM Program.

Subsequent to June 30, 2022 and through August 10, 2022, the Company sold an aggregate of 11,281 common shares under the June 2021 ATM Program at an average price of approximately $4.82 per common share for gross proceeds of approximately $54,300.

Outstanding Shares

At June 30, 2022, the Company had 24,334,952 shares of common stock issued and outstanding.

4.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the six months ended June 30, 2022:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2021	105,782	$1.37
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2022	105,782	$1.37

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		June 30,	December 31,	Exercise Price	Expiration
Type	Grant Date	2022	2021	per Share	Date

Common Warrants	12/19/2019	40,782	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
		105,782	105,782

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

As of June 30, 2022, 2,601,223 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended June 30, 2022 and 2021 were approximately $3.04 and $3.82 per share, respectively. The estimated weighted average fair value of the options granted during the six months ended June 30, 2022 and 2021 were approximately $2.90 and $3.27 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Expected volatility	123 - 124%	123 - 124%
Expected term	6 - 7 years	6 years
Dividend yield	0%	0%
Risk-free interest rates	1.5 - 2.9%	0.5 - 1.1%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

General and administrative	$910,638	$625,141	$1,768,221	$1,258,261
Research and development	247,266	87,158	455,012	207,000
Total	$1,157,904	$712,299	$2,223,233	$1,465,261

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

As of June 30, 2022, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $12.7 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The following is a schedule summarizing employee and non-employee stock option activity for the six months ended June 30, 2022:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2021	3,793,824	$2.68	$3,104,631
Granted	2,563,370	3.31
Exercised	(235,112)	1.39	$454,156
Expired/Cancelled	(85,661)	3.92
Outstanding at June 30, 2022	6,036,421	$2.98	$4,381,251
Exercisable at June 30, 2022	1,931,479	$2.31	$2,587,286

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

5.            CONCENTRATIONS

Cash Concentration

The Company has historically maintained checking accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not

experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities. As of June 30, 2022, the Company maintained approximately $51.1 million of uninsured deposits.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of June 30, 2022, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

7.            COMMITMENTS AND CONTINGENCIES

Short-Term Operating Leases

Capricor leases space for its corporate offices from The Bubble Real Estate Company, LLC ("Bubble Real Estate") pursuant to a lease beginning in 2013. Capricor subsequently entered into several amendments modifying certain terms of the lease. Effective January 1, 2021, we entered into a month-to-month lease amendment with the Bubble Real Estate. The monthly lease payment was $13,073. In November 2021, Capricor entered into an amendment to the lease pursuant to which the square footage of the premises was reduced with a monthly lease payment of $5,548 per month commencing November 1, 2021. In July 2022, Capricor added additional office space increasing the monthly lease payment to $7,869 per month. The lease is terminable by either party upon 90 days’ written notice to the other party.

Capricor leases facilities from Cedars-Sinai Medical Center (“CSMC”), a related party (see Note 9 – “Related Party Transactions”), pursuant to a lease (the “Facilities Lease”) beginning in 2014. Capricor has subsequently entered into several amendments modifying certain terms of the lease. In July 2020, Capricor exercised its option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2021 with a monthly lease payment of $15,805. In July 2021, Capricor exercised its option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2022 with a monthly lease payment of $10,707. The Company is finalizing an amendment for an additional 24-month period extending the term through July 31, 2024 with a monthly lease payment of $10,707.

Expenses incurred under short-term operating leases to unrelated parties for the three months ended June 30, 2022 and 2021 were $17,394 and $39,219, respectively. Expenses incurred under short-term operating leases to unrelated parties for the six months ended June 30, 2022 and 2021 were $34,788 and $78,438, respectively. Expenses incurred under short-term operating leases to related parties for the three months ended June 30, 2022 and 2021 were $32,120 and $47,415, respectively. Expenses incurred under short-term operating leases to related parties for the six months ended June 30, 2022 and 2021 were $64,239 and $94,830, respectively.

Long-Term Operating Leases

The Company entered into a lease agreement commencing October 1, 2021 with Altman Investment Co, LLC (“Altman”) for 9,396 square feet of office and laboratory space located at 10865 Road to the Cure, Suite 150, in San Diego, California. Under the terms of the lease, the base rent will be approximately $0.6 million per year, which rent is subject to a 3.0% annual rent increase during the initial lease term of five years, plus certain operating expenses and taxes. The lease contains an option for Capricor to renew for an additional term of five years. The Company estimates the aggregate ROU asset and liability to be approximately $2.7 million relating to this lease as of the commencement date of October 1, 2021. In June 2022, the Company entered into an amendment to the lease increasing the square footage to 9,485 square feet with a monthly lease payment of $49,322 per month effective July 1, 2022. Additionally, the amendment modified the expiration date to occur on September 30, 2026.

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

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of June 30, 2022:

2022 (remainder of the year)	$321,677
2023	656,678
2024	674,931
2025	693,732
2026	562,627
Total minimum lease payments	2,909,645
Less: imputed interest	(171,296)
Total operating lease liabilities	$2,738,349
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities	$579,672
Lease liabilities, net of current	2,158,677
Total operating lease liabilities	$2,738,349

Other Information:
Weighted average remaining lease term	4.29 years
Weighted average discount rate	2.75%

Long-term operating lease costs recognized under ASC 842 for the three months ended June 30, 2022 and 2021 were $158,084 and zero, respectively. Long-term operating lease payments for the three months ended June 30, 2022 and 2021 were $85,352 and zero, respectively.

Long-term operating lease costs recognized under ASC 842 for the six months ended June 30, 2022 and 2021 were $316,168 and zero, respectively. Long-term operating lease payments for the six months ended June 30, 2022 and 2021 were $170,703 and zero, respectively.

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

Employee Severances

The Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability has been recorded as of June 30, 2022.

8.            LICENSE AND DISTRIBUTION AGREEMENTS

Intellectual Property Rights for Capricor’s Technology - CAP 1002 and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), Johns Hopkins University (“JHU”) and CSMC. Capricor has also entered into an exclusive license agreement for intellectual property rights related to exosomes with CSMC and JHU. In addition, Capricor has filed patent applications related to the technology developed by its own scientists.

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

The Johns Hopkins University License Agreements

License Agreement for CDCs

Capricor and JHU entered into an Exclusive License Agreement, effective June 22, 2006 (the “JHU License Agreement”), which provides for the grant of an exclusive, world-wide, royalty-bearing license by JHU to Capricor (with the right to sublicense) to develop and commercialize licensed products and licensed services under the licensed patent rights in all fields and a nonexclusive right to the know-how. Various amendments were entered into to revise certain provisions of the JHU License Agreement. Under the JHU License Agreement, Capricor is required to exercise commercially reasonable and diligent efforts to develop and commercialize licensed products covered by the licenses from JHU.

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

License Agreement for Serology Diagnostic

Capricor and JHU entered into a Nonexclusive License Agreement (the “JHU Serology License Agreement”), effective January 6, 2021, which provides for the grant of a non-exclusive, world-wide, non-royalty-bearing license by JHU to Capricor to develop and commercialize licensed products under the licensed patent rights for COVID-19. The JHU Serology License Agreement expired in July 2022. Capricor decided not to further develop this technology.

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

The JHU Exosome License Agreement will, unless sooner terminated, continue in each country until the date of expiration of the last to expire patent included within the patent rights in that country, or if no patents issue, then for 20 years. The JHU Exosome License Agreement may be terminated by Capricor upon 90 days’ written notice in its discretion and with 60 days’ notice with respect to any particular patent or application or as to any particular licensed product. The JHU Exosome License Agreement may also be terminated by either party if the other party fails to perform or otherwise breaches any of its obligations and fails to cure such breach within a 60-day cure period commencing upon notice. A material breach by Capricor may include (a) a delinquency with respect to payment or reporting; (b) the failure by Capricor to timely achieve a specified milestone or otherwise failing to diligently develop, commercialize, and sell licensed products throughout the term of the JHU Exosome License Agreement; (c) non-compliance with record keeping or audit obligations; (d) voluntary bankruptcy or insolvency of Capricor; and (e) non-compliance with Capricor’s insurance obligations.

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

Cell Line License Agreement with Life Technologies

On March 7, 2022, Capricor entered into a non-exclusive cell line license agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific, Inc., for the supply of certain cells which we will use in connection with the development of our exosomes platform. An initial license fee payment was made in the first quarter of 2022 and additional milestone fees may become due on the progress of our development program.

Commercialization and Distribution Agreement

On January 24, 2022, Capricor entered into an Exclusive Commercialization and Distribution Agreement (the “NS Distribution Agreement”) with Nippon Shinyaku Co., Ltd. Under the terms of the NS Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States for CAP-1002, the Company’s lead product candidate, for the treatment of DMD.

Under the terms of the NS Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the NS Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition Capricor will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. In the first quarter of 2022, Capricor received an upfront payment of $30.0 million. Pursuant to the terms of the NS Distribution Agreement, there are potential additional sales and development milestone payments of up to $705.0 million.

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

The Company determined the initial transaction price to be recognized totaled $30.0 million, which is the upfront payment. The Company has excluded any future milestone payments from the transaction price due to uncertainty. The Company has allocated the total $30.0 million initial transaction price to its one distinct performance obligation, the completion of the HOPE-3, Phase 3 clinical study. Revenue will be recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical study to determine the extent of progress towards completion. Under this method, the transaction price is recognized over the contract’s entire performance period using patient visit status relative to the total estimated number of patient visits. As of June 30, 2022, the Company recorded approximately $15.7 million as current deferred revenue and approximately $14.3 million as deferred revenue, net of current portion, on the Company’s Condensed Consolidated Balance Sheets. The Company plans to begin recognizing this revenue beginning in the third quarter of 2022.

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

Payables to Related Party

As of June 30, 2022 and December 31, 2021, the Company had accounts payable and accrued expenses to related parties totaling $94,135 and $599,388, respectively. CSMC accounts for $94,135 and $589,388 of the total accounts payable and accrued expense to related parties as of June 30, 2022 and December 31, 2021, respectively. CSMC expenses relate to research and development costs, clinical trial costs, license and patent fees, and facilities rent. During the six months ended June 30, 2022 and 2021, the Company paid CSMC approximately $714,500 and $238,800, respectively, for such costs.

Related Party Clinical Trials

Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. This product was developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs,” or REGRESS. Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells,” or ALPHA. In both studies, Capricor provided the necessary number of doses of cells and received a total of approximately $1.7 million of monetary compensation. For the six months ended June 30, 2021, the Company recognized approximately $245,000 as revenue. No revenue was recognized in 2022 as the Company received the requisite funds in connection with these trials in 2021.

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

A summary description of our key product candidates, is as follows:

●	CAP-1002 for the treatment of DMD (Phase 3): Our core cell therapy technology, CAP-1002, is comprised of allogeneic cardiosphere-derived cells, or CDCs. The ability of CAP-1002 to slow disease progression in DMD lies in the immunomodulatory, anti-inflammatory, and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, which is consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches, which aim to restore dystrophin expression. DMD is a rare form of muscular dystrophy which results in muscle degeneration and premature death. Additionally, the absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. The annual cost of care for patients with DMD is very high and increases with disease progression. We therefore believe that DMD represents a significant market opportunity for our product candidate, CAP-1002. To date, we have completed several promising clinical trials, investigating CAP-1002 for DMD. We are currently enrolling the HOPE-3, Phase 3 clinical study investigating CAP-1002 for the treatment of late-stage DMD patients for the potential approval of CAP-1002 in the United States. HOPE-3 is a randomized, double-blind, placebo-controlled study which will aim to enroll approximately 70 patients at approximately 15-20 sites in the United States. The primary outcome measure will be the Performance of the Upper Limb, or PUL, 2.0. There are other secondary cardiac and exploratory outcome measures. We plan to complete enrollment of this study by the third quarter of 2023 with topline data available by the third quarter of 2024. Furthermore, we are requesting a meeting with the

FDA in the fourth quarter of 2022 to discuss our recently announced HOPE-2 OLE data and our continued pathway towards registration of this program.
●	Exosome-Based Therapeutics and Vaccines (Preclinical): We are focused on developing a precision-engineered exosome platform technology that has the ability to deliver defined sets of effector molecules which exert their effects through defined mechanisms of action. At this time, we are developing therapeutics and vaccines for infectious diseases, monogenic diseases and other potential indications. Our platform builds on advances in fundamental RNA and protein science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates.
●	CAP-1002 for the treatment of cytokine storm associated with COVID-19 (Phase 2): In the fourth quarter of 2021, we announced completion of enrollment of our INSPIRE, Phase 2 clinical study. In March 2022, we announced topline data from this study. We reported that the primary endpoint of safety was met and the results suggest that CAP-1002 was safe, well tolerated and consistent with the historically observed safety profile of this therapy. At this time, we do not anticipate any further material expenses and have decided not to move forward with further clinical development for this indication.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $7.1 million and $4.7 million, for the three months ended June 30, 2022 and 2021, respectively. Our net losses were $14.9 million and $9.9 million, for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $123.0 million. We expect to incur significant expenses and operating losses for the foreseeable future.

Cash, cash equivalents, and marketable securities as of June 30, 2022 were approximately $51.4 million which we estimate will fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

In January 2022 we entered into a Commercialization and Distribution Agreement, or the NS Distribution Agreement, with Nippon Shinyaku for the exclusive commercialization and distribution of CAP-1002 for DMD in the US. Under the terms of the NS Distribution Agreement, we will be responsible for the conduct of the HOPE-3 trial as well as for the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the NS Distribution Agreement, we have the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition Capricor will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. We received an upfront payment of $30.0 million in the first quarter of 2022 with potential additional milestone payments of up to $705.0 million.

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

Additionally, we are conducting an open label extension (OLE) study of the HOPE-2 trial in which 12 patients have elected to continue treatment of CAP-1002. In June 2022, we announced positive one-year results from this ongoing OLE study. One year data from this OLE study showed statistically significant improvements on the PUL version 2.0 for patients on CAP-1002 testing three different hypotheses of treatment benefit during the open label extension.

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

Results of Operations

Revenue

Miscellaneous Income. Miscellaneous income for the three months ended June 30, 2022 and 2021 was zero and approximately $0.2 million, respectively. The miscellaneous income was related to providing CAP-1002 for investigational purposes for clinical trials sponsored by Cedars-Sinai Medical Center, or CSMC. The decrease in miscellaneous income is due to the clinical trials sponsored by CSMC completing or ceasing enrollment in 2021.

Miscellaneous income for the six months ended June 30, 2022 and 2021 was zero and approximately $0.2 million, respectively.

Other Income. Other income for the three and six months ended June 30, 2022 and 2021 was approximately $0.2 million and zero, respectively. Other income for the second quarter of 2022 was related to the Employer Retention Credit under the CARES Act.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended June 30 2022 and 2021 were approximately $2.4 million and $1.8 million, respectively. The increase of approximately $0.6 million in G&A expenses in the second quarter of 2022 compared to the same period of 2021 is primarily attributable to an increase in stock-based compensation expenses of $0.3 million. Furthermore, there was an increase of approximately $0.3 million attributable to salaries, legal, and other general expenses.

G&A expenses for the six months ended June 30, 2022 and 2021 were approximately $5.1 million and $3.7 million, respectively. The increase of approximately $1.4 million in G&A expenses in the first half of 2022 compared to the same period of 2021 is primarily attributable to an increase in headcount, salaries and recruiting costs of $0.5 million. Furthermore, there was an increase of approximately $0.5 million in stock-based compensation expense, approximately $0.2 for business development activities, and approximately $0.2 million related to other general expenses.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2022 and 2021 were approximately $5.0 million and $3.5 million, respectively. The increase of approximately $1.5 million in R&D expenses in the first quarter of 2022 compared to the same period of 2021 is due to an increase of approximately $1.0 million in research and development expenses related to our product candidates. Furthermore, there was an increase of approximately $0.5 million across our clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials) and a net decrease of approximately $0.2 million in our technology transfer and manufacturing related activities of CAP-1002. Lastly, we saw an increase of approximately $0.2 million in stock-based compensation expenses allocable to R&D for the quarter ended June 30, 2022 as compared to the quarter ended June 30, 2021.

R&D expenses for the six months ended June 30, 2022 and 2021 were approximately $10.1 million and $6.8 million, respectively. The increase of approximately $3.3 million in R&D expenses in the first half of 2022 compared to the same period of 2021 is due to an increase in research and development expenses related to our exosomes program. These activities resulted in an increase of approximately $2.0 million. Furthermore, there was an increase of approximately $0.9 million across our clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials) and a net increase of approximately $0.1 million in our technology transfer and manufacturing related activities of CAP-1002. Lastly, we saw an increase of approximately $0.2 million in stock-based compensation expenses allocable to R&D for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Products Under Active Development

CAP-1002 for the treatment of DMD – We are currently enrolling our Phase 3 pivotal study for DMD and our ongoing open label extension study of HOPE-2 for which we expect to spend approximately $9.0 million to $11.0 million in 2022. The expenses for our DMD program will include costs for clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage development. We expect to spend approximately $5.0 million to $6.0 million during 2022 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2022 and December 31, 2021 and our net increase in cash and cash equivalents for the six months ended June 30, 2022 and 2021 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	June 30, 2022	December 31, 2021
Cash, cash equivalents and marketable securities	$51,417	$34,885
Working capital	$33,077	$32,304
Stockholders’ equity	$18,729	$31,368

	Six months ended June 30,
Cash flow data	2022	2021
Cash provided by (used in):
Operating activities	$17,504	$(7,844)
Investing activities	(36,038)	(359)
Financing activities	43	13,615
Net increase (decrease) in cash and cash equivalents	$(18,491)	$5,412

Our total cash, cash equivalents and marketable securities as of June 30, 2022 were approximately $51.4 million compared to approximately $34.9 million as of December 31, 2021. The increase in cash, cash equivalents and marketable securities from December 31, 2021 to June 30, 2022 is due to the upfront payment of $30.0 million from Nippon Shinyaku. As of June 30, 2022, we had approximately $39.3 million in total liabilities, of which $30.0 million relates to deferred revenue, and approximately $33.1 million in net working capital.

Cash provided by operating activities was approximately $17.5 million and cash used in operating activities was approximately $7.8 million for the six months ended June 30, 2022 and 2021, respectively. The difference of approximately $25.3 million in cash from operating activities is due to the upfront payment of $30.0 million from Nippon Shinyaku. Furthermore, there was a decrease of approximately $0.9 million in the change in accounts payable and accrued liabilities and an increase of approximately $0.8 million in stock-based compensation for the six months ended

June 30, 2022 as compared to the same period in 2021. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow used in investing activities of approximately $36.0 million and approximately $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cash used in investing activities for the six months ended June 30, 2022 as compared to the same period of 2021 is due to the net effect from purchases, sales and maturities of marketable securities. Furthermore, there was an increase in purchases of property and equipment and leasehold improvements in connection with the build-out of our San Diego laboratory space.

We had cash flow provided by financing activities of $42,471 and approximately $13.6 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily due to the decrease in the proceeds from issuance of stock in connection to the ATM Programs (as described below) in the six months ended June 30, 2022 as compared with the six months ended June 30, 2021.

From inception through June 30, 2022, we financed our operations primarily through private and public sales of our equity securities, government grants and payments from collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Under the terms of the NS Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the NS Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition Capricor will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. In the first quarter of 2022, Capricor received an upfront payment of $30.0 million. Pursuant to the terms of the NS Distribution Agreement there are potential additional sales and development milestone payments of up to $705.0 million.

June 2021 ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million, or the June 2021 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The June 2021 ATM Program was established under a Common Stock Sales Agreement, or the Sales Agreement, with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the June 2021 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission, or the SEC, on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through September 30, 2021, the Company has sold an aggregate of 1,267,475 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.89 per share for gross proceeds of approximately $7.5 million. Approximately $67.5 million of common stock may still be sold pursuant to the June 2021 ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.3 million. No shares were sold in the fourth quarter of 2021 or the first two quarters of 2022 under the June 2021 ATM Program.

Subsequent to June 30, 2022 and through August 10, 2022, the Company sold an aggregate of 11,281 common shares under the June 2021 ATM Program at an average price of approximately $4.82 per common share for gross proceeds of approximately $54,300.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of June 30, 2022, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2022, the fair value of our cash, cash equivalents and marketable securities was approximately $51.4 million. Additionally, as of June 30, 2022, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

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

CAPRICOR THERAPEUTICS, INC.

Date: August 11, 2022	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)