Form 10-Q
period 2022-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2022-11-10
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2022

or

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

(858) 727-1755

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

As of November 9, 2022, there were 25,241,402 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2022
	(Unaudited)	December 31, 2021

CURRENT ASSETS
Cash and cash equivalents	$8,413,653	$34,885,274
Marketable securities	38,199,859	—
Receivables	547,580	391,750
Prepaid expenses and other current assets	343,684	1,159,937

TOTAL CURRENT ASSETS	47,504,776	36,436,961

PROPERTY AND EQUIPMENT, net	3,591,397	1,795,696

OTHER ASSETS
Lease right-of-use assets, net	2,563,762	2,821,944
Other assets	268,172	275,722

TOTAL ASSETS	$53,928,107	$41,330,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,852,356	$3,116,371
Accounts payable and accrued expenses, related party	84,156	599,388
Lease liabilities, current	697,561	417,632
Deferred revenue, current	18,560,430	—

TOTAL CURRENT LIABILITIES	23,194,503	4,133,391

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	2,082,849	2,452,707
Deferred revenue, net of current	9,848,004	—

TOTAL LONG-TERM LIABILITIES	15,307,112	5,828,966

TOTAL LIABILITIES	38,501,615	9,962,357

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,702,684 and 24,185,001 shares issued and outstanding, respectively	24,703	24,185
Additional paid-in capital	144,638,221	139,404,060
Accumulated other comprehensive income	122,467	—
Accumulated deficit	(129,358,899)	(108,060,279)

TOTAL STOCKHOLDERS’ EQUITY	15,426,492	31,367,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,928,107	$41,330,323

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

REVENUE
Revenue	$1,591,566	$—	$1,591,566	$244,898

TOTAL REVENUE	1,591,566	—	1,591,566	244,898

OPERATING EXPENSES
Research and development	5,504,356	2,513,915	15,585,143	9,307,512
General and administrative	2,564,960	1,800,630	7,637,461	5,496,186

TOTAL OPERATING EXPENSES	8,069,316	4,314,545	23,222,604	14,803,698

LOSS FROM OPERATIONS	(6,477,750)	(4,314,545)	(21,631,038)	(14,558,800)

OTHER INCOME (EXPENSE)
Other income	—	367,168	190,582	367,168
Investment income	106,635	15,570	141,836	41,476
Forgiveness of debt	—	—	—	318,160

TOTAL OTHER INCOME (EXPENSE)	106,635	382,738	332,418	726,804

NET LOSS	(6,371,115)	(3,931,807)	(21,298,620)	(13,831,996)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	99,637	—	122,467	—

COMPREHENSIVE INCOME (LOSS)	$(6,271,478)	$(3,931,807)	$(21,176,153)	$(13,831,996)

Net loss per share, basic and diluted	$(0.26)	$(0.17)	$(0.87)	$(0.61)
Weighted average number of shares, basic and diluted	24,431,787	23,095,375	24,346,775	22,731,638

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Nine Months Ended September 30, 2022
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2021	24,185,001	$24,185	$139,404,060	$—	$(108,060,279)	$31,367,966

Stock-based compensation	—	—	1,065,329	—	—	1,065,329

Stock options exercised	139,155	139	27,326	—	—	27,465

Net loss	—	—	—	—	(7,818,094)	(7,818,094)

Balance at March 31, 2022	24,324,156	$24,324	$140,496,715	$—	$(115,878,373)	$24,642,666

Stock-based compensation	—	—	1,157,904	—	—	1,157,904

Stock options exercised	10,796	11	14,995	—	—	15,006

Unrealized gain on marketable securities	—	—	—	22,830	—	22,830

Net loss	—	—	—	—	(7,109,411)	(7,109,411)

Balance at June 30, 2022	24,334,952	$24,335	$141,669,614	$22,830	$(122,987,784)	$18,728,995

Issuance of common stock, net of fees	340,264	340	1,879,984	—	—	1,880,324

Stock-based compensation	—	—	1,087,133	—	—	1,087,133

Stock options exercised	27,468	28	1,490	—	—	1,518

Unrealized gain on marketable securities	—	—	—	99,637	—	99,637

Net loss	—	—	—	—	(6,371,115)	(6,371,115)

Balance at September 30, 2022	24,702,684	$24,703	$144,638,221	$122,467	$(129,358,899)	$15,426,492

See accompanying notes to the unaudited condensed consolidated financial statements.

	For the Nine Months Ended September 30, 2021
					TOTAL
	COMMON STOCK		ADDITIONAL PAID-	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	EQUITY

Balance at December 31, 2020	20,577,123	$20,577	$116,216,966	$(88,037,759)	$28,199,784

Issuance of common stock, net of fees	2,218,874	2,219	12,576,307	—	12,578,526

Stock-based compensation	—	—	752,962	—	752,962

Stock options exercised	1,933	2	1,434	—	1,436

Net loss	—	—	—	(5,151,923)	(5,151,923)

Balance at March 31, 2021	22,797,930	$22,798	$129,547,669	$(93,189,682)	$36,380,785

Issuance of common stock, net of fees	200,504	200	1,035,112	—	1,035,312

Stock-based compensation	—	—	712,299	—	712,299

Net loss	—	—	—	(4,748,266)	(4,748,266)

Balance at June 30, 2021	22,998,434	$22,998	$131,295,080	$(97,937,948)	$33,380,130

Issuance of common stock, net of fees	1,146,971	1,147	6,561,006	—	6,562,153

Stock-based compensation	—	—	720,281	—	720,281

Stock options exercised	3,750	4	5,209	—	5,213

Net loss	—	—	—	(3,931,807)	(3,931,807)

Balance at September 30, 2021	24,149,155	$24,149	$138,581,576	$(101,869,755)	$36,735,970

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,298,620)	$(13,831,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	341,529	167,052
Stock-based compensation	3,310,366	2,185,542
Forgiveness of debt	—	(318,160)
Changes in lease liabilities	168,254	—
Changes in operating assets and liabilities:
Receivables	(155,830)	(180,178)
Prepaid expenses and other current assets	816,253	732,300
Other assets	7,550	(200,000)
Accounts payable and accrued expenses	735,985	(224,409)
Accounts payable and accrued expenses, related party	(515,232)	488,108
Deferred revenue	28,408,434	—
Net cash provided by (used in) operating activities	11,818,689	(11,181,741)

Cash flows from investing activities:
Purchase of marketable securities	(82,175,353)	—
Proceeds from sales and maturities of marketable securities	44,097,961	—
Purchases of property and equipment	(1,306,199)	(827,615)
Payments for leasehold improvements	(831,032)	—
Net cash used in investing activities	(40,214,623)	(827,615)

Cash flows from financing activities:
Net proceeds from sale of common stock	1,880,324	20,175,991
Proceeds from exercise of stock awards	43,989	6,649
Net cash provided by financing activities	1,924,313	20,182,640

Net increase (decrease) in cash and cash equivalents	(26,471,621)	8,173,284

Cash and cash equivalents balance at beginning of period	34,885,274	32,665,874

Cash and cash equivalents balance at end of period	$8,413,653	$40,839,158

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company” or “we”), is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”), a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), in November 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, has multiple drug and vaccine candidates in various stages of development.

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

Liquidity

The Company has historically financed its research and development activities as well as operational expenses primarily from equity financings, government grants, and payments from distribution agreements and collaboration partners.

Cash, cash equivalents, and marketable securities as of September 30, 2022 were approximately $46.6 million, compared to approximately $34.9 million as of December 31, 2021. In the first quarter of 2022, the Company received an upfront payment of $30.0 million from Nippon Shinyaku Co., Ltd., a Japanese corporation, (“Nippon Shinyaku”), in accordance with its Exclusive Commercialization and Distribution Agreement (see Note 8 – “License and Distribution Agreements”). Additionally, the Company has a Common Stock Sales Agreement in place with H.C. Wainwright & Co. LLC ("Wainwright") to create at-the-market equity programs under which the Company, from time to time, sells shares of its common stock (see Note 3 - "Stockholders' Equity").

The Company’s principal uses of cash are for research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

The Company’s future expenditures and capital requirements may be substantial and will depend on many factors, including, but not limited to, the following:

●	the timing and costs associated with its research and development activities, clinical trials and preclinical studies, including the enrollment and progress of our HOPE-3 Phase 3 clinical study of CAP-1002 in DMD;
●	the timing and costs associated with the manufacturing of its product candidates, including the expansion of our manufacturing capacity to support the potential commercialization of CAP-1002 for DMD;
●	the timing and costs associated with potential commercialization of its product candidates;
●	the number and scope of its research programs, including the expansion of our exosomes program; and
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

The Company’s options for raising additional capital include potentially seeking additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and other assets, potential distribution and other partnering opportunities, and from government grants.

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

Business Uncertainty Related to the Coronavirus

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. Our business operations and financial condition and results have been impacted to varying degrees, and the impact may continue in future quarters as we conduct our HOPE-3 trial and expand our exosomes-based research and development programs.

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

In light of uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the delays of the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, which was established by the CARES Act. The Company has submitted $738,778 in ERC for applicable 2020 and 2021 periods, receiving $191,199 in 2021. As of September 30, 2022, the Company has recorded a receivable for $547,580 for the remainder of funds due.

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

Marketable Securities

As of September 30, 2022, marketable securities consist primarily of short-term United States treasuries. These investments are considered available-for-sale. Realized gains and losses on the sale of debt and equity securities are determined on the specific identification method. Unrealized gains and losses are presented as other comprehensive income (loss).

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $341,529 and $164,887 for the nine months ended September 30, 2022 and 2021, respectively.

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021
Furniture and fixtures	$139,336	$43,123
Laboratory equipment	3,666,890	2,475,543
Leasehold improvements	864,774	33,742
	4,671,000	2,552,408
Less accumulated depreciation	(1,079,603)	(756,712)
Property and equipment, net	$3,591,397	$1,795,696

Leases

ASC Topic 842, Leases (“ASC 842”), requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use asset (“ROU asset”). ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance.

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

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $5.5 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $15.6 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $6.3 million and approximately $3.9 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $21.2 million and approximately $13.8 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain on marketable securities.

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

As of September 30, 2022 and 2021, warrants and options to purchase 6,059,552 and 3,968,546 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the nine months ended September 30, 2022 and 2021.

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

The following table summarizes fair value measurements by level at September 30, 2022 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
	Level I	Level II	Level III	Total
Marketable Securities	$38,199,859	$—	$—	$38,199,859

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

May 2020 ATM Program

On May 4, 2020, the Company initiated the May 2020 ATM Program. The Company established the May 2020 ATM with an aggregate offering price of up to $40.0 million. From May 4, 2020 through June 21, 2021, the Company sold an aggregate of 6,027,852 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.15 per share for gross proceeds of approximately $37.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $1.2 million. As of June 21, 2021, the May 2020 ATM Program expired and was replaced with the June 2021 ATM Program described below.

June 2021 ATM Program

On June 21, 2021, the Company initiated the June 2021 ATM Program. The Company established the June 2021 ATM Program with an aggregate offering price of up to $75.0 million. From June 21, 2021 through September 30, 2022, the Company sold an aggregate of 1,607,739 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.86 per share for gross proceeds of approximately $9.4 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.3 million. Additionally, subsequent to September 30, 2022, the Company sold shares under the June 2021 ATM Program (see Note 10 – “Subsequent Events”).

Outstanding Shares

At September 30, 2022, the Company had 24,702,684 shares of common stock issued and outstanding.

4.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the nine months ended September 30, 2022:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2021	105,782	$1.37
Granted	—	—
Exercised	—	—
Outstanding at September 30, 2022	105,782	$1.37

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		September 30,	December 31,	Exercise Price	Expiration
Type	Grant Date	2022	2021	per Share	Date

Common Warrants	12/19/2019	40,782	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
		105,782	105,782

Stock Options

The Company’s Board of Directors (the “Board”) has approved five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv) the 2020 Equity Incentive Plan (the “2020 Plan”), and (v) the 2021 Equity Incentive Plan (the “2021 Plan”). At this time, the Company only issues options under the 2012 Plan, the 2020 Plan and the 2021 Plan.

In September 2012, the Board approved the 2012 Non-Employee Director Plan, which authorized 269,731 shares of common stock, reserved for issuance of non-qualified options to members of the Board who are not employees of the Company. The 2012 Non-Employee Director Plan expired in September 2022, therefore, no additional stock option awards may be granted from the 2012 Non-Employee Director Plan.

In November 2012, the Board approved the 2012 Plan, which superseded the 2006 Stock Option Plan. Under the 2012 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, and performance/unit share awards to employees, consultants and other service providers. Pursuant to the 2012 Plan, inclusive of annual evergreen provisions and amendments, the Company is authorized to issue 710,142 shares of common stock. The 2012 Plan expires on November 13, 2022.

In June 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”), which authorized 2,500,000 shares of common stock to be issued and allows for the grant of stock options as well as other forms of equity-based compensation.  Pursuant to the “evergreen” provision, on January 1, 2021, 823,084 shares were added under the 2020 Plan. Once the 2021 Plan was approved on June 11, 2021, no new shares have been or will be added to the share reserve under the 2020 Plan pursuant to its “evergreen” provisions.

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

As of September 30, 2022, 2,642,241 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended September 30, 2022 and 2021 were approximately $4.41 and $4.03 per share, respectively. The estimated weighted average fair value of the options granted during the nine months ended September 30, 2022 and 2021 were approximately $3.04 and $3.40 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Expected volatility	123 - 124%	123 - 124%
Expected term	6 - 7 years	6 years
Dividend yield	0%	0%
Risk-free interest rates	1.5 - 3.9%	0.5 - 1.1%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

General and administrative	$943,075	$654,744	$2,711,296	$1,913,005
Research and development	144,058	65,537	599,070	272,537
Total	$1,087,133	$720,281	$3,310,366	$2,185,542

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

As of September 30, 2022, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $11.6 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

The following is a schedule summarizing employee and non-employee stock option activity for the nine months ended September 30, 2022:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2021	3,793,824	$2.68	$3,104,631
Granted	2,817,370	3.46
Exercised	(270,735)	1.39	$614,699
Expired/Cancelled	(386,689)	4.36
Outstanding at September 30, 2022	5,953,770	$3.00	$17,861,893
Exercisable at September 30, 2022	2,262,485	$2.49	$7,957,503

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

5.            CONCENTRATIONS

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and marketable securities. The Company has historically maintained accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000. The Company’s cash, cash equivalents, and marketable securities in excess of the FDIC insured limits as of September 30, 2022, were approximately $46.3 million. Historically, the Company has not experienced any significant losses in such accounts and does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of September 30, 2022, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

7.            COMMITMENTS AND CONTINGENCIES

Short-Term Operating Leases

Capricor leases office space in Beverly Hills, California from The Bubble Real Estate Company, LLC ("Bubble Real Estate") pursuant to a lease beginning in 2013. Capricor subsequently entered into several amendments modifying certain terms of the lease. Effective January 1, 2021, we entered into a month-to-month lease amendment with the Bubble Real Estate. The monthly lease payment was $13,073. In November 2021, Capricor entered into an amendment to the lease pursuant to which the square footage of the premises was reduced with a monthly lease payment of $5,548 per month commencing November 1, 2021. In July 2022, Capricor added additional office space increasing the monthly lease payment to $7,869 per month. The lease is terminable by either party upon 90 days’ written notice to the other party.

Expenses incurred under short-term operating leases for the three months ended September 30, 2022 and 2021 were $23,340 and $39,219, respectively. Expenses incurred under short-term operating leases for the nine months ended September 30, 2022 and 2021 were $58,128 and $117,657, respectively.

Long-Term Operating Leases

Capricor leases facilities in Los Angeles, California from Cedars-Sinai Medical Center (“CSMC”), a related party (see Note 9 – “Related Party Transactions”), pursuant to a lease (the “Facilities Lease”) beginning in 2014. Capricor has subsequently entered into several amendments modifying certain terms of the lease. In July 2020, Capricor exercised its option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2021 with a monthly lease payment of $15,805. In July 2021, Capricor exercised its option to extend the term of the Facilities Lease for an additional 12-month period through July 31, 2022 with a monthly lease payment of $10,707. In July 2022, we entered into an amendment for an additional 24-month period extending the term through July 31, 2024 with a monthly lease payment of $10,707.

The Company entered into a lease agreement commencing October 1, 2021 with Altman Investment Co, LLC (“Altman”) for 9,396 square feet of office and laboratory space located at 10865 Road to the Cure, Suite 150, in San Diego, California. Under the terms of the lease, the base rent will be $48,859 per month, for which the Company received certain rent abatements during the initial year. Additionally, the rent is subject to a 3.0% annual rent increase during the initial lease term of five years, plus certain operating expenses and taxes. The lease contains an option for Capricor to renew for an additional term of five years. Effective July 1, 2022 the Company entered into an amendment to the lease increasing the square footage to 9,485 square feet with a monthly lease payment of $49,322 per month. In November 2022, we entered into an amendment increasing the square footage to 9,605 square feet with a new monthly lease payment of $51,444 per month effective December 1, 2022.

Effective November 1, 2021, the Company entered into a vivarium agreement with Explora BioLabs, Inc. (“Explora”), a Charles River Company, for vivarium space and services. Under the terms of the agreement, the base rent will be $4,021 per month for an exclusive large vivarium room located in San Diego, California. The lease term is for one-year and will automatically renew for additional successive one-year renewal terms unless either party provides the other party with 60-day written notice prior to the end of the then-current term. For ASC 842 purposes, we applied a lease term of five years.

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

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of September 30, 2022:

2022 (remainder of the year)	$196,588
2023	790,922
2024	755,815
2025	699,848
2026	539,821
Total minimum lease payments	2,982,994
Less: imputed interest	(202,584)
Total operating lease liabilities	$2,780,410
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities	$697,561
Lease liabilities, net of current	2,082,849
Total operating lease liabilities	$2,780,410

Other Information:
Weighted average remaining lease term	3.83 years
Weighted average discount rate	3.61%

As of September 30, 2022, ROU assets for operating leases were approximately $2.6 million and operating lease liability were approximately $2.8 million. The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Lease costs, unrelated parties	$157,924	$—	$474,092	$—
Lease costs, related parties	32,120	37,218	96,359	132,048
Lease payments, unrelated parties	135,137	—	305,840	—
Lease payments, related parties	32,120	37,218	96,359	132,048

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

Employee Severances

The Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of September 30, 2022.

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

The Company determined the initial transaction price to be recognized totaled $30.0 million, which is the upfront payment. The Company has excluded any future milestone payments from the transaction price due to uncertainty. The Company has allocated the total $30.0 million initial transaction price to its one distinct performance obligation, the completion of the HOPE-3, Phase 3 clinical study. Revenue will be recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical study to determine the extent of progress towards completion. Under this method, the transaction price is recognized over the contract’s entire performance period using patient visit status relative to the total estimated number of patient visits. For the three and nine months ended September 30, 2022, the Company recognized approximately $1.6 million as revenue. Additionally, as of September 30, 2022, the Company recorded approximately $18.6 million as current deferred revenue and approximately $9.8 million as deferred revenue, net of current portion, on the Company’s Condensed Consolidated Balance Sheets.

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

Payables to Related Party

As of September 30, 2022 and December 31, 2021, the Company had accounts payable and accrued expenses to related parties totaling $84,156 and $599,388, respectively. CSMC accounts for $84,156 and $589,388 of the total accounts payable and accrued expense to related parties as of September 30, 2022 and December 31, 2021, respectively. CSMC expenses relate to research and development costs, clinical trial costs, license and patent fees, and facilities rent. During the nine months ended September 30, 2022 and 2021, the Company paid CSMC approximately $752,800 and $292,400, respectively, for such costs.

Related Party Clinical Trials

Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. This product was developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs,” or REGRESS. Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells,” or ALPHA. In both studies, Capricor provided the necessary number of doses of cells and received a total of approximately $1.7 million of monetary compensation. For the nine months ended September 30, 2021, the Company recognized approximately $245,000 as revenue. No revenue was recognized in 2022 as the Company received the requisite funds in connection with these trials in 2021.

10.            SUBSEQUENT EVENTS

Additional Sales Under June 2021 ATM Program

Subsequent to September 30, 2022 and through November 9, 2022, the Company sold an aggregate of 490,594 common shares under the June 2021 ATM Program at an average price of approximately $6.16 per common share for gross proceeds of approximately $3.0 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the placement agent in the aggregate amount of approximately $95,100.

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

A summary description of our key product candidates, is as follows:

●	CAP-1002 for the treatment of DMD (Phase 3): Our core cell therapy technology, CAP-1002, is comprised of allogeneic cardiosphere-derived cells, or CDCs. The ability of CAP-1002 to slow disease progression in DMD lies in the immunomodulatory, anti-inflammatory, and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, which is consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches, which aim to restore dystrophin expression. DMD is a rare form of muscular dystrophy which results in muscle degeneration and premature death. Additionally, the absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. The annual cost of care for patients with DMD is very high and increases with disease progression. We therefore believe that DMD represents a significant market opportunity for our product candidate, CAP-1002. To date, we have completed several promising clinical trials, investigating CAP-1002 for DMD. We are currently enrolling the HOPE-3, Phase 3 clinical study investigating CAP-1002 for the treatment of late-stage DMD patients for the potential approval of CAP-1002 in the United States. HOPE-3 is a randomized, double-blind, placebo-controlled study which will aim to treat approximately 70 patients at approximately 15-20 sites in the United States. The primary outcome measure will be the Performance of the Upper Limb, or PUL, 2.0. There are other secondary cardiac and exploratory outcome measures. We plan to complete enrollment of this study by the third quarter of 2023 with topline data available by the second half of 2024. Furthermore, at the request of the FDA, we have submitted the results from our HOPE-2 open label extension for their review and we continue to discuss our pathway towards potential registration.
●	Exosome-Based Therapeutics and Vaccines (Preclinical): We are focused on developing a precision-engineered exosome platform technology that has the ability to deliver defined sets of effector molecules which exert their effects through defined mechanisms of action. We recently presented new preclinical data on our StealthXTM platform showing the rapid development of a recombinant protein-based vaccine for immunization and prevention against SARS-CoV-2, the virus causing COVID-19. At this time, we are developing vaccines and therapeutics for infectious diseases, monogenic diseases and other potential indications. Our platform builds on advances in fundamental RNA and protein science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $6.4 million and $3.9 million, for the three months ended September 30, 2022 and 2021, respectively. Our net losses were $21.3 million and $13.8 million, for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of approximately $129.4 million. We expect to incur significant expenses and operating losses for the foreseeable future.

Cash, cash equivalents, and marketable securities as of September 30, 2022 were approximately $46.6 million which we estimate will fund our operating expenses and capital expenditure requirements into the second quarter of 2024. This expectation excludes any potential milestone payments under our commercialization and distribution agreement with Nippon Shinyaku.

In January 2022 we entered into a Commercialization and Distribution Agreement, or the NS Distribution Agreement, with Nippon Shinyaku for the exclusive commercialization and distribution of CAP-1002 for DMD in the United States. Under the terms of the NS Distribution Agreement, we will be responsible for the conduct of the HOPE-3 trial as well as for the manufacturing of CAP-1002. NS Pharma, a subsidiary of Nippon Shinyaku, will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the NS Distribution Agreement, we have the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition, Capricor will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. We received an upfront payment of $30.0 million in the first quarter of 2022 with potential additional milestone payments of up to $705.0 million.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. Our business operations and financial condition and results have been impacted to varying degrees, and we expect the impact will continue in future quarters particularly in connection with supply chain constraints.

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three and nine months ended September 30, 2022 and 2021 was approximately $1.6 million and zero, respectively. The Company started recognizing the $30.0 million upfront payment received from Nippon Shinyaku in the third quarter of 2022. Revenue is ratably recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical study.

Miscellaneous Income. Miscellaneous income for the three months ended September 30, 2022 and 2021 was zero in both periods. Miscellaneous income for the nine months ended September 30, 2022 and 2021 was zero and approximately $0.2 million, respectively. The miscellaneous income was related to providing CAP-1002 for investigational purposes for clinical trials sponsored by Cedars-Sinai Medical Center, or CSMC. The decrease in miscellaneous income is due to the clinical trials sponsored by CSMC completing or ceasing enrollment in 2021.

Other Income. Other income for the three months ended September 30, 2022 and 2021 was zero and approximately $0.4 million, respectively.

Other income for the nine months ended September 30, 2022 and 2021 was approximately $0.2 million and approximately $0.4 million, respectively. Other income was related to the Employer Retention Credit under the CARES Act.

Operating Expenses

General and Administrative Expenses. G&A expenses for the three months ended September 30 2022 and 2021 were approximately $2.6 million and $1.8 million, respectively. The increase of approximately $0.8 million in G&A expenses in the third quarter of 2022 compared to the same period of 2021 is primarily attributable to an increase in stock-based compensation expenses of $0.3 million. Furthermore, there was an increase of approximately $0.4 million attributable to salaries and other general expenses.

G&A expenses for the nine months ended September 30, 2022 and 2021 were approximately $7.6 million and $5.5 million, respectively. The increase of approximately $2.1 million in G&A expenses in the first three quarters of 2022 compared to the same period of 2021 is primarily attributable to an increase in headcount, salaries and recruiting costs of $0.8 million. Furthermore, there was an increase of approximately $0.8 million in stock-based compensation expense, approximately $0.2 for business development activities, and approximately $0.3 million related to rent and other general expenses.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2022 and 2021 were approximately $5.5 million and $2.5 million, respectively. The increase of approximately $3.0 million in R&D expenses in the third quarter of 2022 compared to the same period of 2021 is primarily related to an increase of approximately $1.0 million across our clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials) and a net increase of approximately $0.9 million in our technology transfer and manufacturing related activities of CAP-1002. Furthermore, there was an increase of approximately $1.0 million in research and development expenses related to pre-clinical expenses from our exosomes platform and CAP-1002 product development. Lastly, we saw an increase of approximately $0.1 million in stock-based compensation and depreciation expenses allocable to R&D for the quarter ended September 30, 2022 as compared to the quarter ended September 30, 2021.

R&D expenses for the nine months ended September 30, 2022 and 2021 were approximately $15.6 million and $9.3 million, respectively. The increase of approximately $6.3 million in R&D expenses in the first three quarters of 2022 compared to the same period of 2021 is primarily due to an increase of approximately $1.9 million across our clinical development activities of CAP-1002 (DMD and COVID-19 clinical trials) and a net increase of approximately $1.0 million in our technology transfer and manufacturing related activities of CAP-1002. Furthermore, there was an increase of approximately $2.9 million in research and development expenses related to pre-clinical expenses from our exosomes platform and CAP-1002 product development. Lastly, we saw an increase of approximately $0.5 million in stock-based compensation and depreciation expenses allocable to R&D for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Products Under Active Development

CAP-1002 for the treatment of DMD – We are currently enrolling HOPE-3, our Phase 3 pivotal study for DMD and our ongoing open label extension study of HOPE-2 for which we expect to spend approximately $9.0 million to $11.0 million in 2022. The expenses for our DMD program will include costs for personnel, clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage pre-clinical development. We expect to spend approximately $5.0 million to $6.0 million during 2022 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2022 and December 31, 2021 and our net increase in cash and cash equivalents for the nine months ended September 30, 2022 and 2021 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	September 30, 2022	December 31, 2021
Cash, cash equivalents and marketable securities	$46,614	$34,885
Working capital	$24,310	$32,304
Stockholders’ equity	$15,426	$31,368

	Nine months ended September 30,
Cash flow data	2022	2021
Cash provided by (used in):
Operating activities	$11,819	$(11,182)
Investing activities	(40,215)	(828)
Financing activities	1,924	20,183
Net increase (decrease) in cash and cash equivalents	$(26,472)	$8,173

Our total cash, cash equivalents and marketable securities as of September 30, 2022 were approximately $46.6 million compared to approximately $34.9 million as of December 31, 2021. The increase in cash, cash equivalents and marketable securities from December 31, 2021 to September 30, 2022 is due to the upfront payment of $30.0 million from Nippon Shinyaku. As of September 30, 2022, we had approximately $38.5 million in total liabilities, of which $28.4 million relates to deferred revenue, and approximately $24.3 million in net working capital.

Cash provided by operating activities was approximately $11.8 million and cash used in operating activities was approximately $11.2 million for the nine months ended September 30, 2022 and 2021, respectively. The difference of approximately $23.0 million in cash from operating activities is due to the upfront payment of $30.0 million from Nippon Shinyaku. Furthermore, there was an increase of approximately $1.1 million in stock-based compensation and an increase in net loss of approximately $7.5 million for the nine months ended September 30, 2022 as compared to the same period in 2021. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow used in investing activities of approximately $40.2 million and approximately $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2022 as compared to the same period of 2021 is due to the net effect from purchases, sales and maturities of marketable securities. Furthermore, there was an increase in purchases of property and equipment and leasehold improvements in connection with the build-out of our San Diego laboratory space.

We had cash flow provided by financing activities of approximately $1.9 million and approximately $20.2 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily due to the decrease in the proceeds from issuance of stock in connection to the ATM Programs (as described below) in the nine months ended September 30, 2022 as compared with the nine months ended September 30, 2021.

From inception through September 30, 2022, we financed our operations primarily through private and public sales of our equity securities, government grants and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

June 2021 ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million, or the June 2021 ATM Program, with the common stock to be distributed at the market prices prevailing at the time of sale. The June 2021 ATM Program was established under a Common Stock Sales Agreement, or the Sales Agreement, with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the June 2021 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission, or the SEC, on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through November 9, 2022, the Company has sold an aggregate of 2,098,333 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.93 per share for gross proceeds of approximately $12.4 million. Approximately $62.6 million of common stock may still be sold pursuant to the June 2021 ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.4 million.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of September 30, 2022, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Leases

ASC 842, requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use asset, or ROU asset. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), (iii) the 2012 Non-Employee Director Stock Option Plan, (iv) the 2020 Equity Incentive Plan, and (v) the 2021 Equity Incentive Plan. At this time, the Company only issues options under the 2012 Plan, the 2020 Plan and the 2021 Plan.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2022, the fair value of our cash, cash equivalents and marketable securities was approximately $46.6 million. Additionally, as of September 30, 2022, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short-term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: November 10, 2022	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)