Form 10-K
period 2022-12-31
CAPRICOR THERAPEUTICS, INC.
filed 2023-03-17
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $82,668,886, based on the last reported sale of the registrant’s common stock on The Nasdaq Capital Market on June 30, 2022 of $3.49 per share.

As of March 16, 2023, there were 25,255,154 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders.

References to “the Company,” “Capricor Therapeutics,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Capricor Therapeutics, Inc., a Delaware corporation, and its subsidiaries, unless the context indicates otherwise. References to “Capricor” in this Annual Report on Form 10-K refer to our wholly owned subsidiary, Capricor, Inc., unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “potential,” “projects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements about the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates; expectation of or dates for commencement of clinical trials, manufacturing capabilities, investigational new drug filings, similar plans or projections; the regulatory approval of our drug candidates; our ability to achieve product milestones and to receive milestone payments from commercial partners; our use of clinical research centers, third party manufacturers and other contractors; our ability to find collaborative partners for research, development and commercialization of potential products; our or a designated third party’s ability to manufacture products for clinical and commercial use; our ability to protect our patents and other intellectual property; our ability to market any of our products; our projected operating losses; the impact of taxes on our business, including our ability to utilize net operating losses; our ability to utilize our ability to compete against other companies and research institutions; the effect of potential strategic transactions on our business; acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates; our ability to attract and retain key personnel; the volatility of our stock price; our ability to continue as a going concern; and other risks and uncertainties detailed in the section of this Annual Report on Form 10-K entitled “Risk Factors”. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K.

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

The following discussion should be read together with our consolidated financial statements and related consolidated notes contained in this Annual Report on Form 10-K. Results for the year ended December 31, 2022 are not necessarily indicative of results that may be attained in the future.

PART I

ITEM 1. BUSINESS

Company Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy, or DMD, a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs.

Our Programs

Cell Therapy (CAP-1002) for the Treatment of Duchenne Muscular Dystrophy (Phase III)

Our core program is focused on the development and commercialization of a cell therapy (referred herein as CAP-1002) comprised of cardiosphere-derived cells (“CDCs”), which are an endogenous population of stromal cells isolated from donated cells of healthy human hearts for the treatment of Duchenne muscular dystrophy (“DMD”). CAP-1002 is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC-exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, which is consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches which aim to restore dystrophin expression. DMD is a rare form of muscular dystrophy which results in muscle degeneration and premature death. Additionally, the absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement.  The annual cost of care for patients with DMD is very high and increases with disease progression. We therefore believe that DMD represents a significant market opportunity for our product candidate, CAP-1002.

To date, we have completed two promising clinical trials investigating CAP-1002 for DMD. Data from the first trial, a Phase I/II trial named HOPE-Duchenne, suggested improvements in skeletal and cardiac endpoints. In HOPE-2, a Phase II clinical trial conducted in the United States, CAP-1002 was used to treat patients with late-stage DMD. In March 2022, we announced that the final one-year results from HOPE-2 were published in The Lancet showing that the trial met its primary efficacy endpoint of the mid-level dimension of the Performance of the Upper Limb (“PUL”) v1.2 (p=0.01) and additional positive endpoints of full PUL v2.0 (p=0.04) and a cardiac endpoint of left ventricular ejection fraction (p=0.002). CAP-1002 was generally safe and well-tolerated throughout the studies. Additionally, we are conducting an open label extension (“OLE”) study of the HOPE-2 trial in which 12 patients have elected to continue treatment of CAP-1002. We recently announced positive one-year and 18-month results from this ongoing OLE study. Data from the OLE study suggests disease modification with statistically significant differences in the PUL v2.0 scale in the CAP-1002 original treatment group when compared to the original placebo group from HOPE-2. In addition, disease progression was attenuated equally in both groups once patients began treatment in the OLE. CAP-1002 treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study.

We are currently enrolling the HOPE-3, Phase III clinical study investigating CAP-1002 for the treatment of late-stage DMD patients for the potential approval of CAP-1002 in the United States. HOPE-3 is a multi-center, randomized, double-blind, placebo-controlled study currently designed to treat up to 68 subjects at approximately 15-20 investigative sites in the United States. The primary outcome measure will be the full PUL v2.0 at one-year. HOPE-3 will also measure various secondary endpoints including cardiac function assessments. We have currently treated over 30% of the patients in the currently designed study and have 11 active sites. At this time, our plans to conduct an interim analysis for sample size re-estimation and analysis of conditional power remain unchanged and we anticipate that these results will be available in the fourth quarter of this year.

Under our RMAT designation, we recently met with the FDA in a Type-B CMC meeting where we discussed our manufacturing plans in anticipation of a potential BLA application. In the meeting, we discussed our plans with respect to commercial manufacturing activities, including our potency assay and other product release criteria to support commercialization. We are awaiting the meeting minutes from the FDA, but at this time, we believe that we will need to add some patients to HOPE-3 who will be treated with product manufactured at our new San Diego facility, in order to support a potential BLA application. Our San Diego facility is designed to produce commercial-scale GMP CAP-1002 product and we believe that it will be available to manufacture CAP-1002 doses by the third quarter of 2023. We plan to request a follow-on Type B clinical meeting with FDA and expect to have further clarity following that meeting on this topic. Furthermore, at the request of the FDA, we have submitted the interim results from our HOPE-2 OLE for their review and we continue to discuss our pathway towards potential registration.

The regulatory pathway for CAP-1002 is supported by Regenerative Medicine Advanced Therapy (“RMAT”) designation as well as orphan drug designation. If Capricor were to receive market approval for CAP-1002 by the U.S. Food and Drug Administration (“FDA”), Capricor would be eligible to receive a Priority Review Voucher based on its designation as a rare pediatric disease. Capricor has entered into two Commercialization and Distribution Agreements with Nippon Shinyaku, Co., Ltd. (“Nippon Shinyaku”) appointing Nippon Shinyaku as its exclusive distributor of CAP-1002 in the United States and Japan.

Exosomes Platform (Preclinical)

Our exosome platform program consists of engineered exosomes and exosomes derived from CDCs (CAP-2003), both of which are in various stages of preclinical development. Aspects of our exosomes pipeline have been supported through collaborations and alliances. Our collaborations around exosomes include Johns Hopkins University (“JHU”), the Department of Defense (“DoD”), the U.S. Army Institute of Surgical Research (“USAISR”), the National Institutes of Health (“NIH”) and Cedars-Sinai Medical Center (“CSMC”).

Engineered Exosome-Based Therapeutics and Vaccines

We are focused on developing a precision-engineered exosome platform technology that has the ability to deliver defined sets of effector molecules which exert their effects through defined mechanisms of action. We recently published new preclinical data on our StealthXTM platform showing the rapid development of a recombinant protein-based vaccine for immunization and prevention against SARS-CoV-2, the virus causing COVID-19. At this time, we are developing exosome-based vaccines and therapeutics for infectious diseases, monogenic diseases and other potential indications. Our current strategy is focused on securing partners who will provide capital and additional resources to bring this program into the clinic, should we decide to do so.

CDC-Derived Exosomes (CAP-2003)

CAP-2003 is the name of our exosomes product candidate which are derived from our CDCs. We have promising preclinical data in several indications from studies done utilizing CAP-2003 in our labs as well as in collaboration with other companies and academic institutions. In 2020, we filed an IND with the FDA to investigate the use of CAP-2003 in patients with DMD.  The FDA has requested more information related to manufacturing for this product candidate and we are evaluating the next steps for this program as we continue to further develop our exosome platform.

Our Technologies

Cardiosphere-Derived Cells (CAP-1002)

Our core cell therapy technology is based on cardiosphere-derived cells, a cardiac-derived cell therapy that was first identified in the academic laboratory of Capricor’s scientific founder, Dr. Eduardo Marbán while he was Chief of Cardiology at JHU. Since the initial publication in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to over 200 human subjects across several clinical trials. CDCs have been shown to exert potent immunomodulatory activity and to alter the immune system’s activity to encourage cellular regeneration. We have been developing allogeneic CDCs (CAP-1002) as a product candidate for the treatment of DMD and investigating their effects on skeletal-muscular and cardiac function. Preclinical and clinical data support the therapeutic concept of administering CDCs as a means to address conditions in which the skeletal or heart muscle has been damaged.

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

Capricor’s proprietary manufacturing methods are focused on producing therapeutic doses of CDCs to boost the regenerative capacity of the skeletal and heart muscles, with the goal of improving skeletal and cardiac muscle function. Capricor has exclusively licensed intellectual property covering CDCs and CSps from three academic institutions and is also pursuing its own intellectual property rights relating to CDCs as a product candidate.

Schematic summary of mechanism of action and clinical trials for CDCs (1)(2)

(1)	Image adapted from HOPE-2 Lancet Publication (March 2022)
(2)	The CADUCEUS, ALPHA and REGRESS studies were sponsored by academic investigators.

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

The following table summarizes our active product development programs:

Product Candidate	Indication	Development Stage	Partner
CAP-1002 (allogeneic CDCs)	Duchenne muscular dystrophy*	HOPE-3 Phase III enrolling	Nippon Shinyaku Co., Ltd. (U.S. and Japan distribution rights)
HOPE-2 Phase II completed**
Exosome protein-based vaccine (multivalent design)	SARS-CoV-2	Preclinical
Engineered Exosomes (RNA, protein and small molecule delivery)	Evaluating	Preclinical
CAP-2003 (CDC-exosomes)	Duchenne muscular dystrophy	IND submitted

* The FDA has granted orphan drug, RMAT, and Rare Pediatric Disease designations to CAP-1002 for the treatment of DMD.

**We are currently conducting an OLE study of the HOPE-2 trial.

CAP-1002: Duchenne Muscular Dystrophy Program

Background on Duchenne Muscular Dystrophy

DMD is a rare form of muscular dystrophy which results in muscle degeneration and premature death. DMD affects approximately 1 in 3,600 male infants worldwide, and it is estimated that approximately 15,000 to 20,000 boys and young men are living with the disease in the United States and approximately 200,000 worldwide. DMD results from the lack of functional dystrophin protein caused by a gene mutation. The lack of dystrophin, an important structural component of muscle cells, causes them to have increased susceptibility to damage and to progressively die. Additionally, the absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. In DMD patients, heart muscle cells progressively die and are replaced with scar tissue. This cardiomyopathy eventually leads to heart failure, which is currently the leading cause of death among those with DMD.

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

Performance of the Upper Limb (PUL entry items) (1)

(CAP-1002 current target population)

(1)	Image adapted from HOPE-2 Lancet Publication (March 2022)

Phase III HOPE-3 Clinical Trial

HOPE-3 is a multi-center, randomized, double-blind, placebo-controlled study currently designed to treat up to 68 subjects at approximately 15-20 investigative sites in the United States. The clinical trial is designed to evaluate the safety and efficacy of repeat, intravenous (“IV”) doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and who are on a stable regimen of systemic glucocorticoids. HOPE-3 participants will be randomized to either CAP-1002 or placebo in a 1:1 ratio. The active arm of participants in the trial will receive 150 million cardiosphere-derived cells (CAP-1002) via intravenous infusion every 3 months for a total of 4 doses. The study’s primary outcome measure will be the PUL v2.0, a validated tool specifically designed for assessing high (shoulder), mid (elbow) and distal (wrist and hand) function, with a conceptual framework reflecting weakness progression in upper limb function. HOPE-3 will also measure various secondary endpoints including cardiac function assessments. Enrollment is currently ongoing at 11 active clinical trial investigative sites in the United States.

Phase II HOPE-2 Clinical Trial

HOPE-2 was a randomized, double-blind, placebo-controlled clinical trial which was conducted at multiple sites located in the United States. We randomized 20 patients in our HOPE-2 clinical trial. Approximately 80% of the patients were non-ambulant and all patients were on a stable regimen of steroids. Demographic and baseline characteristics were similar between the two treatment groups. The clinical trial was designed to evaluate the safety and efficacy of repeat, IV, doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status and who were on a stable regimen of systemic glucocorticoids.

While there are many clinical initiatives in DMD, HOPE-2 was one of the very few to focus on predominantly non-ambulant patients. These boys and young men are looking to maintain what function they have in their arms and hands, and Capricor’s previous Phase I/II (HOPE-Duchenne) study of a single intracoronary dose of CAP-1002 provided promising preliminary evidence on the retention or slowing of the loss of upper limb function.

The primary efficacy endpoint of the HOPE-2 trial was the relative change in patients’ abilities to perform manual tasks that relate to activities of daily living and are important to their quality of life. These abilities were measured through the Performance of the Upper Limb PUL test. In the HOPE-2 study, we have evaluated these through both the PUL 1.2 and 2.0 versions. Although the PUL v1.2 for the mid-level was the primary endpoint established for the trial, we also conducted an analysis using the PUL v2.0 as the FDA suggested the use of the updated PUL v2.0 as the primary efficacy endpoint in support of a Biologics License Application (“BLA”). HOPE-2 assessed the mid-level dimension of the PUL which evaluates one’s ability to use muscles extending from the elbow to the hand, which muscles are essential for operating wheelchairs and performing other daily functions. In HOPE-2, additional secondary and exploratory endpoints such as cardiac function, pulmonary function, quality of life and additional measures were included.

In July 2019, we reported interim top-line results from a pre-specified interim analysis of 6-month data from the HOPE-2 trial which showed promising results across several independent clinical measures.

In September 2021, we reported the final 12-month results from the HOPE-2 study and subsequently, in March 2022, we announced that the results were published in The Lancet. The final data showed improvements in upper limb and cardiac function with p-values of less than p=0.05 in multiple measures. Left ventricular ejection fraction (LVEF), a global measure of cardiac pump function, decreased in the placebo group over time, but improved in the CAP-1002 group, showing a 107% slowing of progression of cardiac disease (p=0.002). Additionally, the final data suggested global improvements in cardiac function as measured by indexed volumes (LVESV, LVEDV). These are surrogate measures of cardiac function and are considered significant in terms of relevance to long term outcomes. Furthermore, the data showed a reduction in the biomarker CK-MB, an enzyme that is only released when there is cardiac muscle cell damage. In normal human subjects, there is typically no CK-MB measurable in the blood. It is well accepted that continuous muscle cell damage in DMD leads to pathologically high enzyme levels associated with cardiac muscle cell loss. In HOPE-2, treatment with CAP-1002 was associated with a reduction in CK-MB levels as compared to placebo. To our knowledge, this is the first clinical study in DMD that correlates cardiac functional stabilization with a reduction of a biomarker of cell damage.  With the exception of steroids, preservation of function in DMD is uncommon. The results of the placebo patients were consistent with natural history, but in the treated group, most patients were stable or improved on these endpoints throughout the one-year treatment period.

Study Results - 12-Month Final Efficacy Data

12-Month Difference in Change from Baseline†
	Δ, CAP-1002 vs. Placebo
	(n=8, n=12)	p-value
Skeletal-Muscle (Upper Limb Function)
Mid-level PUL (v1.2)*	2.6	0.01
Shoulder + Mid + Distal PUL (v1.2)	3.2	0.02
Shoulder + Mid + Distal PUL (v2.0)	1.8	0.04

Cardiac Function
LV Ejection Fraction %*	4.0	0.002
LV End-Diastolic Volume, Indexed mL/m2	-12.4‡	0.03
LV End-Systolic Volume, Indexed mL/m2	-4.2‡	0.01
Creatine Kinase-MB (% of total CK)	-2.2‡	0.02

ITT (intent to treat) population shown

†Non-parametric mixed model repeated measures analysis with percentile ranked baseline, treatment, visit, visit-by-treatment interaction, PUL entry-item score at stratification, and site as model effects. Percentile ranked change from baseline converted back to original scale

‡Negative value favors CAP-1002

*Graphed figures below

PUL v1.2 mid-level dimension (1)

Left ventricular ejection fraction % (LVEF) (1)

(1)	Images adapted from HOPE-2 Lancet Publication (March 2022)

Safety

CAP-1002 was generally safe and well tolerated throughout the study. With the exception of hypersensitivity reactions early in the clinical trial, which were mitigated with a common pre-medication regimen, there were no serious safety signals identified by the HOPE-2 Data and Safety Monitoring Board (“DSMB”).

Open Label Extension (OLE) HOPE-2 Clinical Trial

We are conducting an open-label extension available to all patients who participated in the HOPE-2 study which includes those patients who received placebo. After the completion of the HOPE-2 study, all patients stopped treatment for approximately 392 days, which is referred to as the gap phase. Then all eligible patients who wished to remain on treatment re-entered the OLE study where they received CAP-1002 (150 million cells per infusion) every three months.  Patients in the ongoing study are being evaluated using the PUL v2.0 as well as cardiac assessments at certain time-points.

We recently announced positive one-year and 18-month results from this ongoing OLE study. Data from the OLE study continues to show evidence for disease modification with statistically significant differences in the PUL v2.0 scale in the CAP-1002 original treatment group when compared to the original placebo group from HOPE-2. CAP-1002 treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study. We plan to report the 24-month OLE data in the second quarter of this year.

Phase I/II HOPE-Duchenne Clinical Trial

In 2017, we completed the randomized, controlled, multi-center Phase I/II HOPE-Duchenne clinical trial which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in patients with cardiomyopathy associated with DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either CAP-1002 on top of usual care or usual care only. In patients receiving CAP-1002, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients were observed over the course of 12 months. Efficacy was evaluated according to several exploratory outcome measures. This study was funded in part through a grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”). In January 2019, this study was published in the online issue of Neurology, the medical journal of the American Academy of Neurology.

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

In July 2017, the FDA granted Rare Pediatric Disease Designation to CAP-1002 for the treatment of DMD. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and that affects fewer than 200,000 individuals in the United States, or a disease or condition that affects more than 200,000 people in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Under the FDA's Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying New Drug Application (“NDA”) or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times.

In February 2018, we were notified by the FDA Office of Tissues and Advanced Therapies, that we were granted the RMAT designation for CAP-1002 for the treatment of DMD. The FDA grants the RMAT designation to regenerative medicine therapies intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates a potential to address unmet medical needs for that condition. The RMAT designation makes therapies eligible for the same actions to expedite the development and review of a marketing application that are available to drugs that receive fast track or breakthrough therapy designation – including increased meeting opportunities, early interactions to discuss any potential surrogate or intermediate endpoints and the potential to support accelerated approval. CAP-1002 is one of the few therapies currently in development to help late-stage patients with DMD. To receive the RMAT designation, we submitted data from the HOPE-Duchenne Trial.

Collaboration Agreements

To accelerate the advancement of our technologies, we have entered into, and intend to seek other opportunities to form collaborations with a diverse group of strategic partners. We have forged productive collaborations with pharmaceutical and biotechnology companies, government agencies, academic laboratories, and research institutes with diverse area expertise and resources in as effort to advance our programs.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into an Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of CAP-1002 for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the U.S. Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition Capricor will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. In the first quarter of 2022, Capricor received an upfront payment of $30.0 million. Pursuant to the terms of the U.S. Distribution Agreement, there are potential additional sales and development milestone payments of up to $705.0 million.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: Japan)

On February 10, 2023, Capricor entered into an Exclusive Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku. Under the terms of the Japan Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in Japan of CAP-1002 for the treatment of DMD.

Under the terms of the Japan Distribution Agreement, Capricor expects to receive an upfront payment of $12 million and in addition, Capricor will potentially receive additional development and sales-based milestone payments of up to approximately $89 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in Japan. Capricor will be responsible for the conduct of clinical development in Japan, as may be required, as well as the manufacturing of CAP-1002. Capricor will sell commercial product to Nippon Shinyaku. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

Cooperative Research and Development Agreement with the U.S. Army Institute of Surgical Research

In 2018, we entered into a Cooperative Research and Development Agreement with the USAISR, pursuant to which we agreed to cooperate in research and development on the evaluation of our CAP-2003 for the treatment of trauma related injuries and conditions. In 2021, in collaboration with the USAISR, we published a manuscript demonstrating CAP-2003 as a potential antishock therapeutic, if delivered early.

Other CAP-1002 Programs

CAP-1002 - Investigator Sponsored Clinical Trials

Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs (the “REGRESS trial”). Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells (the “ALPHA trial”). In this trial, the investigational product was infused into the venous system via catheter into the right atrium. CSMC informed us that the enrollment of the REGRESS and ALPHA trials have been completed and as a result, we do not expect to receive any further material revenues from these trials.

CAP-1002 for the Treatment of Cardiac Conditions

In previous years, we completed several trials investigating the use of CAP-1002 for the treatment of various cardiac conditions, including heart failure (the “DYNAMIC Trial”) and post myocardial infarction (“MI”) with cardiac dysfunction (the “ALLSTAR trial”). Because of our decision to focus our efforts on DMD, we have decided not to pursue those indications at this time, nor do we have any plans to continue with the development of these programs. We expect no further material expenses in connection with these programs.

Engineered Exosome Platform

StealthXTM Platform

We are focused on developing a precision-engineered exosome platform technology that has the ability to deliver defined sets of effector molecules which exert their effects through defined mechanisms of action. We recently published new preclinical data on our StealthXTM platform showing the rapid development of a recombinant protein-based vaccine for immunization and prevention against SARS-CoV-2, the virus causing COVID-19. The data explored the therapeutic potential of Capricor’s proprietary StealthX™ platform, which generated two vaccine candidates (STX-S and STX-N), that independently, and in combination (STX-S+N), induced a strong immune response against two SARS-CoV-2 proteins, spike and nucleocapsid. Results showed that this multivalent, protein-based vaccine candidate has the potential to achieve potent, longer lasting immunization, broaden reactivity and improve T-cell response with only nanograms of protein without any adjuvant. The data from this study suggests that StealthX™ could potentially deliver a more potent vaccine with broader immunity than is currently available, by combining the advantages of both mRNA and recombinant protein vaccines into a potentially superior, rapidly generated, low-dose vaccine.

The current study used engineered exosomes to express either SARS-CoV-2 spike (StealthX-Spike, STX-S) or nucleocapsid (StealthX-Nucleocapsid, STX-N) protein on the exosome surface rapidly, a timeframe similar to mRNA vaccines. When administered as a single product, both STX-S and STX-N induced strong immunization with the production of a potent humoral and cellular immune response simultaneously. These effects were obtained with administration of only nanograms of protein without the use of any adjuvant or lipid nanoparticles which further supports the potential safety profile of this product candidate. The study also investigated the combination of STX-S and STX-N, namely STX-S+N, in two independent animal models. Administration of this multivalent, low dose protein-based vaccine resulted in increased, persistent antibody production, potent neutralizing antibodies with cross-reactivity to other variants of concern, and strong T-cell response. The results show efficacy of this multivalent protein-based vaccine for SARS-CoV-2 in model systems and suggests that other vaccines or therapeutics could potentially be rapidly developed using the same StealthX™ platform.

At this time, we are developing exosome-based vaccines and therapeutics for infectious diseases, monogenic diseases and other potential indications. Our platform builds on advances in fundamental RNA and protein science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates. We plan to continue research investigating these vaccine candidates including conducting IND-enabling studies.

These programs represent our core technology and products.

Intellectual Property and Proprietary Know-How

Our goal is to obtain, maintain and enforce patent rights for our products, formulations, processes, methods of use and other proprietary technologies, preserve our trade secrets, and operate without knowingly infringing on the valid and enforceable proprietary rights of other parties, both in the United States and abroad. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. Even patent protection, however, may not always afford us with complete protection against competitors who seek to circumvent our patents. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure and use of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions relevant to our technologies and important to our business.

The development of complex biotechnology products such as ours typically includes the early discovery of a technology platform – often in an academic institution – followed by increasingly focused development around a product opportunity, including identification and definition of a specific product candidate and development of scalable manufacturing processes, formulations, patient selection and treatment regimes, and delivery and dosage regimens. As a result, biotechnology products are often protected by several families of patent filings that are made at different times in the development cycle and cover different aspects of the product. Earlier filed broad patent applications directed to the discovery of the platform technology thus usually expire ahead of patents covering later developments such as scalable manufacturing processes and dosing regimens. Patent expirations on products may therefore span several years and vary from country to country based on the scope of available coverage. Our patents, or patent applications, if issued and upon payment of patent maintenance fees, would expire as early as 2024 and as late as 2043 or beyond depending on any patent term adjustment or patent term extension. There are also limited opportunities to obtain extensions of patent terms in certain countries.

Intellectual Property Rights for Capricor’s Technology - CAP-1002 and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), JHU and CSMC. Capricor has also entered into an exclusive license agreement for intellectual property rights related to exosomes with CSMC and JHU. In addition, Capricor has filed patent applications related to the technology developed by its own scientists.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the FDA. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In March 2022, Capricor paid the $250,000 development milestone related to the Phase II study pursuant to the terms of the JHU License Agreement. The next milestone is triggered upon successful completion of a full Phase III study for which a payment of $500,000 will be due.

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

License Agreement for Exosome-based Vaccines and Therapeutics

Capricor and JHU entered into an Exclusive License Agreement (the “JHU Exosome License Agreement”), effective April 28, 2021 for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics. The JHU Exosome License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license of JHU’s co-owned rights by JHU to Capricor, with the right to sublicense, in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how.

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

License Agreement for Exosomes

On May 5, 2014, Capricor entered into an Exclusive License Agreement with CSMC (the “Exosomes License Agreement”), for certain intellectual property rights related to CDC-derived exosomes technology. The Exosomes License

Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license by CSMC to Capricor (with the right to sublicense) in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how. In addition, Capricor has the exclusive right to negotiate for an exclusive license to any future rights arising from related work conducted by or under the direction of Dr. Eduardo Marbán on behalf of CSMC. In the event the parties fail to agree upon the terms of an exclusive license, Capricor shall have a non-exclusive license to such future rights, subject to royalty obligations.

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

Sponsored Research Agreement with Johns Hopkins University

On April 1, 2020 we entered into a Sponsored Research Agreement (the “SRA”) with JHU pursuant to which researchers in the lab of Dr. Stephen Gould performed certain research activities in connection with our engineered exosomes program. Pursuant to the SRA, we funded certain research activities. This SRA expired in accordance with its terms on March 31, 2022.

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

Manufacturing

Capricor currently maintains two manufacturing facilities.  We recently completed construction in our San Diego Research and Development Facility of a new GMP pilot manufacturing facility as we prepare for potential commercial launch. This facility is being designed to be compliant with U.S., European Medicines Agency (“EMA”), and other international standards. This facility is designed to produce commercial-scale GMP CAP-1002 product for further clinical and potential commercial use.

Our second manufacturing facility is located within our laboratory and research and manufacturing facilities located at CSMC pursuant to a Facilities Lease. In that portion of the leased premises where we manufacture CAP-1002 and may manufacture our exosome products for potential clinical use, we believe that we follow, current good manufacturing practices, to the extent that they are applicable to the stage of our clinical programs although our current facility does not meet commercial current Good Manufacturing Practices (“cGMP”) standards. The CSMC manufacturing facility is licensed by the California Department of Public Health Food and Drug Branch to manufacture drugs. Capricor has been manufacturing CAP-1002 in this facility for our current and previous studies including the HOPE-3 trial, although we are planning to potentially use product from our San Diego facility to support the ongoing HOPE-3 trial. Our Facilities Lease has an expiration date of July 31, 2024.  At this time, we are considering the possible extension of our current Facilities Lease.

We are required to obtain and maintain other certain licenses in connection with our manufacturing facilities and activities. We have also been issued a Manufacturing License and a Tissue Bank License from the State of California.

Additionally, we initiated a technology transfer with Lonza Houston, Inc., a leading global contract manufacturing organization to prepare for the possibility of commercial launch to support product demand, as needed, for manufacturing of CAP-1002. Process development and cGMP readiness have been the focus of the work done by Lonza to date. We are evaluating whether it would be in our best interests to have Lonza move forward to complete the technology transfer process at this time. The next steps will be based on many factors, including our ability to produce GMP CAP-1002 product from our facility in San Diego as well as our discussions with regulatory agencies.

Manufacturing Process for CAP-1002

The manufacturing process for CAP-1002 begins with material from an entire heart from a donor that was collected from an organ procurement organization (“OPO”). This tissue is then taken to the lab where the cells are isolated, expanded, and processed through a series of proprietary unit operations. After expanding, processing, release testing and quality review, the CAP-1002 product becomes available for administration to patients participating in clinical trials. CAP-1002 is cryo-preserved, enabling us to produce large lots that can be frozen and then administered to patients as needed.

Manufacturing Process for Engineered-Exosome Technologies

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

Competition

We are engaged in fields that are characterized by extensive worldwide research and competition by pharmaceutical companies, medical device companies, specialized biotechnology companies, hospitals, physicians and academic institutions, both in the United States and abroad. This competition is particularly intense for products involving the treatment or prevention of diseases associated with COVID-19. The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of the organizations competing with us have substantially greater financial resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies, and research organizations actively engaged in research and development of products which may target the same indications as our product candidates. We expect any future products and product candidates we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects, and convenience of treatment procedures. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. The drugs that we are attempting to develop will have to compete with existing and future therapies. Our future success will depend in part on our ability to maintain a competitive position with respect to evolving cell therapy and exosome technologies. There can be no assurance that existing or future therapies developed by others will not render our potential products obsolete or noncompetitive. In addition, companies pursuing different but related fields represent substantial competition. These organizations also compete with us to attract patients for clinical trials, qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

Government Regulation

The research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, serialization and tracking, promotion, advertising, distribution and marketing, post-approval monitoring and reporting, and export and import, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve a pending NDA or a pending BLA, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution. We would also be facing additional regulations and requirements from regulatory authorities in other countries outside the U.S. if we seek approval of our product candidates for sale or distribution within such countries.

FDA Approval Process for Drugs and Biologics

Pharmaceutical products, including biological products such as ours, may not be commercially marketed without prior approval from the FDA and comparable regulatory agencies in other countries. In the United States, the process for receiving such approval is long, expensive and risky, and includes the following steps:

●	preclinical laboratory tests, animal studies, and formulation studies;
●	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an IRB at each clinical site before each trial may be initiated;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;
●	submission to the FDA of an NDA, for a drug, or BLA, for a biological product;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP;
●	a potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA or BLA;
●	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
●	FDA review and approval of the NDA or BLA prior to any commercial marketing or sale of the drug in the United States; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirement to conduct post-approval studies.

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

The results of preclinical testing, which include laboratory evaluation of product chemistry, formulation, toxicity and carcinogenicity animal studies to assess the potential safety and efficacy of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for patients in clinical trials must also be submitted to an independent Institutional Review Board (“IRB”) for approval covering each institution at which the clinical trial will be conducted. Once a sponsor submits an IND, the sponsor must wait 30 calendar days before initiating any clinical trials. If the FDA has comments or questions within this 30-day period, the issue(s) must be resolved to the satisfaction of the FDA before a clinical trial can begin. In addition, the FDA or IRB may impose a clinical hold on ongoing clinical trials if, among other things, it believes that a clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable and significant risk to clinical trial patients. If the FDA imposes a clinical hold, clinical trials can only proceed under terms authorized by the FDA. If applicable, our preclinical and clinical studies must conform to the FDA’s Good Laboratory Practice (“GLP”), and Good Clinical Practice (“GCP”) requirements, respectively, which are designed to ensure the quality and integrity of submitted data and protect the rights and well-being of study patients. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the NIH.

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

A therapeutic product candidate being studied in clinical trials may be made available for treatment of individual patients, intermediate-size patient populations, or for widespread treatment use under an expanded access protocol, under certain circumstances. Pursuant to the 21st Century Cures Act (the “Cures Act”), which was signed into law in December 2016, the manufacturer of one or more investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational product.

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

The results of the preclinical and clinical testing, chemistry, manufacturing and control information, proposed labeling and other information are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to begin commercial sales. Within 60 days following submission of the application, the FDA reviews an application submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any application that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. In responding to an NDA or BLA, the FDA may grant marketing approval, or issue a Complete Response Letter (“CRL”). A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of an NDA or BLA and may require substantial additional testing or information. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications, and sometimes with specified post-marketing commitments and/or distribution and use restrictions imposed under a Risk Evaluation and Mitigation Strategy program. Any approval required from the FDA might not be obtained on a timely basis, if at all.

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

Regenerative Medicine Advanced Therapies (RMAT) Designation

The FDA has established a Regenerative Medicine Advanced Therapy (“RMAT”) designation as part of its implementation of the Cures Act. The RMAT designation program is intended to fulfill the Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

Rare Pediatric Disease Priority Review Voucher

The FDA generally defines a “rare pediatric disease” as a serious or life-threatening disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's Rare Pediatric Disease Priority Review Voucher (PRV) program, upon the approval of an application for a product for the treatment of a rare pediatric disease, the sponsor of such application is eligible for a Rare Pediatric Disease Priority Review Voucher. Currently, the Priority Review Voucher can be used to obtain priority review for any subsequent application and may be sold or transferred an unlimited number of times. Congress has only authorized the rare pediatric disease priority review voucher program until September 30, 2024. However, if a drug candidate receives Rare Pediatric Disease designation before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under an REMS program. Other potential consequences include, among other things:

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

In addition, the distribution of prescription drug products is subject to the Prescription Drug Marketing Act (the “PDMA”) which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution.

Pricing, Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any of our products, if and when approved. Sales of pharmaceutical products depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs, such as Medicare, Medicaid, TRICARE, and the Veterans Administration, as well as commercial insurance, and managed healthcare organizations. Prices at which we or our customers seek reimbursement for our therapeutic product candidates may be subject to challenge, reduction, or denial by payors. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Third-party payors are increasingly challenging the prices charged for medical products and services.

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

Third-party payors are increasingly challenging the prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or payor negotiations may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products once approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis. Decreases in third-party reimbursement for our products once approved or a decision by a third-party payor to not cover our products could reduce or eliminate utilization of our products and have an adverse effect on our sales, results of operations, and financial condition.

Additionally, efforts to contain healthcare costs (including drug prices) have become a priority of federal and state governments. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution by generic products. There has also been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We anticipate additional state and federal healthcare reform measures will be adopted in the future. These may include price controls and cost-containment measures, or more restrictive policies in jurisdictions with existing controls and measures, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and potentially could reduce demand for our products once approved, create additional pricing pressures, or ultimately limit our net revenue and results.

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

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity, including a prescription drug manufacturer or a party acting on its behalf, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common business activities from prosecution under the Anti-Kickback Statute. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending of products or services reimbursable under federal healthcare programs may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or the “ACA”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 (adjusted for inflation) for each violation, plus up to three times the total amount of remuneration between the parties to the arrangement. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 (adjusted for inflation) and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation or suspension from future participation in federal and state healthcare programs, including Medicare and Medicaid.

The U.S. federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, certain of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $13,508 and $27,018 for each separate false claim per false claim or statement for penalties assessed after January 30, 2023 with respect to violations occurring after November 2, 2015 (and penalties of between $5,500 and $11,000 per claim or statement with respect to violations occurring before that date). Other penalties include the potential for exclusion from participation in federal healthcare programs. Additionally, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

There is also the U.S. federal criminal False Claims Act, which is similar to the federal civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government. The Federal Criminal Statute on False Statements Relating to Health Care Matters makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services.

The U.S. Federal Civil Monetary Penalties Law (the “CMPL") authorizes the imposition of substantial monetary penalties against an entity, such as a pharmaceutical manufacturer, that engaged in activities including, among others (1)  knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. Regulatory guidance and obligations continue to evolve. For example, on December 10, 2020, the Office for Civil Rights (“OCR”) issued a proposed rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care, among other changes. Finally, pursuant to legislation passed in 2021, OCR recently issued guidance on recognized security practices for covered entities and business associates.  OCR indicated that recognized security practices will not be an aggravating factor in OCR investigations, but that implementation of recognized security practices strengthen an organization’s cybersecurity and regulatory posture, as well as possibly lessening enforcement penalties in a potential regulatory enforcement. As HIPAA requirements evolve, we may be required to update our compliance strategies or modify our business processes to comply.

The Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. Privacy laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. Violating individuals’ privacy rights, publishing false or misleading information about security practices, or failing to take appropriate steps to keep individuals’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Additionally, the FTC recently published an advance notice of proposed rule making on “commercial surveillance” and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For instance, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020, giving California residents expanded privacy rights, and requiring businesses provide detailed information about their data practices. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for PHI and certain clinical trial data, the CCPA’s implementation standards and enforcement practices may increase our compliance costs and legal risks. Additionally, the California Privacy Rights Act (“CPRA”) was passed in November 2020 and amended the CCPA beginning in 2023. The CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have been adopted in other states or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, the Nevada Privacy of Information Collected on the Internet from Consumers Act went into effect on October 1, 2021, the Virginia Consumer Data Protection Act went into effect on January 1, 2023, the Colorado Privacy Act goes into effect on July 1, 2023, the Connecticut Data Privacy Act goes into effect July 1, 2023, and the Utah Consumer Privacy Act goes into effect December 31, 2023. Additional compliance investment and potential business process changes may be required to respond to these rapidly changing privacy law landscape. If we fail to comply with existing or new privacy laws and regulations, we could face legal liability from regulatory actions or litigation, as well as reputational damage.

Additionally, the U.S. federal Physician Payments Sunshine Act (the “Sunshine Act”), created under the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians, physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, certified nurse-midwives and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 (adjusted annually for inflation) per year and up to an aggregate of $1,000,000 (adjusted annually for inflation) per year for “knowing failures.” Covered manufacturers are required to submit reports on aggregate payment data to the Secretary of the U.S. Department of Health and Human Services on an annual basis.

Many states have similar statutes or regulations to the above federal laws that may be broader in scope and may apply regardless of payor. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and/or state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, drug pricing or marketing expenditures. These laws may differ from each other in significant ways and may not have the same effect, further complicating compliance efforts. Additionally, to the extent that we have business operations in foreign countries or sell any of our products in foreign countries and jurisdictions, including Japan or the European Union, we may be subject to additional regulations.

Although we do not currently have any products on the market, once our product candidates or clinical trials are covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal and state governments of the jurisdictions in which we conduct our business. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we intend to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs can mitigate the risk of violating these laws, and the subsequent investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.

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

Additionally, we expect our products, if and when approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. In addition, our products may be covered and reimbursed under other government programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to statutorily defined covered entities that participate in the program. As part of the requirements to participate in certain government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price (“AMP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely.

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

Additionally, there have been executive, judicial, and legislative challenges to certain aspects of the ACA. For example, while Congress has not passed legislation to comprehensively repeal the ACA, the Tax Cuts and Jobs Act included a provision that, effective January 1, 2019, changed to $0 the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a temporary increase in premium tax credit assistance for individuals eligible to receive qualified health plan premium subsidies for 2021 and 2022 and temporarily removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium such tax credits. The Inflation Reduction Act of 2022 (“IRA”) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025.  Moreover, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, policies that create barriers to obtaining access to health insurance coverage through the ACA marketplaces.

We cannot predict what effect the healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal, amend or replace the ACA would have on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 included reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will stay in effect into 2031 (with the exception of a temporary suspension due to the COVID-19 pandemic from May 1, 2020 through March 31, 2022 and a subsequent reduction to 1% from April 1, 2022 until June 30, 2022). To offset the temporary suspension during the COVID-19 pandemic, in 2030, reductions in Medicare payments will be 2.25% for the first half of the year, and 3% in the second half of the year. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it may have on the availability and cost of healthcare items and services, including drug products.

In addition, in recent years the pricing and costs of prescription pharmaceuticals has been the subject of considerable discussion in the United States. A number of federal reports and inquiries have focused on these issues, and various legislative and regulatory provisions have been proposed and enacted at the federal and state level that seek to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. Additionally, on December 21, 2020, Congress passed a $900 billion U.S. coronavirus relief and government appropriations legislation, the Consolidated Appropriations Act of 2021, which contains several important new drug price reporting and transparency measures that could result in additional transparency with respect to manufacturers’ prescription drug prices. Among other things, the Act includes provisions requiring Medicare Part D prescription drug plan (the “PDP”) sponsors and Medicare Advantage organizations (“MAOs”) to implement tools to display Medicare Part D prescription drug benefit information in real time and provisions requiring group and health insurance issuers offering health insurance coverage to report information on certain pharmacy benefit and drug costs to the Secretaries of HHS, Labor, and the Treasury.

Further, the Biden Administration and Congress have each indicated that it will continue to pursue new legislative and administrative measures to control drug costs. For example, the American Rescue Plan Act of 2021 included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. However, effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs. Further, in August 2022, President Biden signed into law IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates.  Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap  beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under

Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. Furthermore, the Biden administration continues to direct the Department of Health and Human Services HHS to consider new healthcare payment and delivery models that would lower drug costs and promote access to innovative therapies for beneficiaries enrolled in the Medicare and Medicaid programs. We cannot predict how, or to what extent, the Biden administration’s drug pricing policies will affect our products. We cannot predict what other healthcare reforms will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation. Accordingly, we face uncertainties that might result from additional reforms.

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

Corporate Information

Our corporate and research headquarters are located at 10865 Road to the Cure, Suite 150, San Diego, California 92121. Our telephone number is (858) 727-1755 and our internet address is www.capricor.com. The information on, or accessible through, our website is not part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Employees

Currently, we have 74 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We have also retained several consultants to perform various operational and administrative functions. Certain officers of Capricor are also serving as officers of the Company.

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

Risks Related to Our Business

●	substantial additional funding is needed to complete the development of our product candidates;
●	the Company has incurred significant losses and may never be profitable;
●	the occurrence of security breaches, improper access to or disclosure of our data or user data, and other cyber incidents or undesirable cyber activity related to our, or our third party vendor’s systems and data;
●	we may not have adequate personnel and may not be able to attract or retain personnel needed to develop our products;
●	the COVID-19 pandemic, including its impact on our business and operations;

Risks Related to Clinical and Commercialization Activities

●	our success depends upon the viability of our product candidates, all of which require regulatory approval to commercialize and we cannot be certain any of them will receive regulatory approval to be commercialized;
●	delays in commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates;
●	our exosome technologies are unproven in their ability to achieve sufficient biological activity or scale in development to date;
●	product candidates can fail to meet their efficacy endpoints at any time during the clinical development process, which would likely make them ineligible for becoming commercial products;
●	we may not be able to use our facilities to manufacture product for use in our Phase III trial of CAP-1002 for DMD;
●	we may not be able to satisfy clinical and/or regulatory requirements necessary for the approval of our product in the U.S. or Japan;
●	we may not be able to reach the milestones set forth in our distribution agreements therefore preventing us from receiving the financial benefits of those agreements;
●	our partners may not perform as expected and therefore deny us the financial benefits of those agreements;

Risks Related to the Manufacturing of our Product Candidates

●	the manufacturing of our product candidates is heavily reliant on supply chain requirements including the availability of donor hearts and other raw materials that are critical for the manufacturing of our product candidates;
●	we may need to rely upon third party manufacturers for the expansion of our manufacturing capabilities for later-stage clinical trials and for ultimate commercialization;
●	we may not have adequate manufacturing facilities required for any scale-up of manufacturing which may be required in the future;
●	we may not be able to replicate our manufacturing processes;
●	we may not be able to comply with cGMP regulations;

●	we may not be able to identify or retain necessary manufacturing personnel;
●	the FDA may not accept the viability or comparability of our manufacturing processes;

Risks Related to Our Intellectual Property

●	our ability to obtain, maintain, protect, and enforce our intellectual property rights;
●	potential challenges to the validity, enforceability, or scope of our intellectual property;
●	potential claims from third parties that we are infringing their patents or other intellectual property rights;
●	our ability to satisfy our obligations under our licensing agreements;

Risks Related to Our Relationships with Third Parties

●	we depend on our relationships with our licensors, collaborators, and other third parties and there is no guarantee that such relationships will continue;
●	we will depend on the ability of Nippon Shinyaku to perform according to the terms of the U.S. Distribution and Japan Distribution Agreements and all applicable laws, and to successfully commercialize our lead product CAP-1002 in DMD;

Risks Related to Competitive Factors

●	our products will likely face intense competition;
●	any of our product candidates for which we receive regulatory approval may not achieve broad market acceptance, which could limit the revenue that we will generate from their sales, if any;

Risks Related to Product and Environmental Liability

●	our products may expose us to potential product liability;

Risks Related to Our Common Stock

●	we expect that our stock price will continue to fluctuate significantly; and
●	we have never paid dividends and we do not anticipate paying dividends in the future.

Risks Related to Our Business

We need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As of December 31, 2022, we had cash, cash equivalents, and marketable securities totaling approximately $41.4 million. Additionally, under the terms of our Japan Distribution Agreement with Nippon Shinyaku, we expect to receive an upfront payment of $12.0 million in the first quarter of 2023 and may potentially receive other additional development and sales-based milestones. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

From inception, we have financed our operations through private and public sales of our equity securities, government grants and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our long-term plans for clinical trials and new product development.

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

Our forecasts regarding our beliefs in the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress, cost and results of our research and development activities, especially our CAP-1002 and exosomes programs;
●	the next steps in the development of our DMD program, which includes our HOPE-3 clinical trial for our CAP-1002 product candidate for DMD;
●	the availability of funding from government programs including the NIH, DoD, and CIRM, if applicable;
●	the costs of developing adequate manufacturing processes and facilities;
●	the costs associated with and timing of regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the costs and risks involved in conducting clinical trials and manufacturing operations in the U.S. and internationally;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaboration, licensing or other arrangements that we may establish;
●	our ability to manufacture commercial-scale GMP CAP-1002 product at our San Diego manufacturing facility;
●	the cost and timing of technology transfer for, and completion of, clinical and commercial-scale outsourced manufacturing activities; and
●	the costs of establishing sales, marketing and distribution capabilities, as applicable, for any product candidates for which we may receive regulatory approval.

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

We have a history of net losses, expect to continue to incur substantial net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approval for any of our product candidates. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors:

●	our need for substantial additional capital to fund our trials and development programs;
●	delays in the commencement, enrollment, and timing of clinical testing;
●	the viability of CAP-1002 as a potential product candidate and its development through all stages of clinical development;
●	the viability of our exosome technologies as potential product candidates and the advancement of our exosome technologies through all stages of its preclinical and clinical development;
●	any delays in regulatory review and approval of our product candidates in clinical development;

●	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
●	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment drug to be taken off the market;
●	market acceptance of our product candidates;
●	our ability to establish an effective sales and marketing infrastructure once our products are commercialized, as necessary or to establish partnerships with other companies who have greater sales and marketing capabilities;
●	the ability of our distribution partner, Nippon Shinyaku, to successfully market and sell our CAP-1002 product if and to the extent it is approved;
●	our ability to establish or maintain collaborations, licensing or other arrangements, including strategic partnerships for CAP-1002 outside of DMD and our exosomes technologies;
●	our ability and third parties’ abilities to obtain and protect intellectual property rights;
●	competition from existing products or new products that may emerge;
●	guidelines and recommendations of therapies published by various organizations;
●	the ability of patients to obtain coverage of, or sufficient reimbursement for, our product candidates;
●	our ability to maintain adequate insurance policies;
●	our ability to successfully manufacture our product candidates in sufficient quantities and on a timely basis to meet clinical trial and potential commercial demand;
●	our dependency on third parties to formulate and manufacture our product candidates, as necessary;
●	our ability to maintain and staff our current manufacturing facilities;
●	our ability to build or secure new manufacturing facilities, if necessary, and achieve and maintain cGMP and obtain required certifications as necessary;
●	costs related to and outcomes of potential intellectual property litigation;
●	compliance with obligations under intellectual property licenses with third parties;
●	our ability to implement additional internal systems and infrastructure;
●	our ability to adequately support future growth;
●	if our products are approved for commercial sale, the ability to secure reimbursement for our products;
●	our ability to attract and retain key personnel to manage our business effectively; and
●	the ability of members of our senior management to manage our business and operations.

The Company’s technology is not yet proven and each of our product candidates is still in clinical or preclinical development.

The Company’s product candidates, CAP-1002 and our exosome technologies, are in development and each requires further and, in some cases, extensive clinical testing before it may be approved by the FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The Company’s failure to establish the efficacy of its technologies would have a material adverse effect on the Company. We cannot predict with any certainty the results of such clinical testing, including the results of our ongoing Phase III trial of our CAP-1002 product candidate for DMD. Additionally, we cannot predict with any certainty if, or when, we might commence any additional clinical trials of our product candidates, whether we will be able to secure additional partners, or whether our current trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agencies. We are also unable to predict whether our preclinical studies of our exosomes products will result in a viable clinical development program.

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

The success of our product candidates will depend on several factors, including the following:

●	successful and timely completion of our clinical trials;
●	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	the impact of COVID-19 on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve or authorize our products;
●	our ability to demonstrate our products’ safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approval for our products;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our current and future collaborators, if any;
●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost effective basis, if required;
●	establishment of supply arrangements with third-parties for raw materials and drug product supplies and potential manufacturers who are able to manufacture clinical trial and commercial quantities of drug substance and drug products and to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing, if necessary;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following marketing approval;
●	a continued acceptable safety profile following marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

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

Our corporate headquarters and our manufacturing and research facilities are located in San Diego and in the greater Los Angeles, California area, a region known for seismic activity, as well as being susceptible to drought and fires. A significant natural disaster, such as an earthquake, flood or fire, occurring at our headquarters or manufacturing facilities, or at the facilities of any third-party manufacturer or vendor, could have a material adverse effect on our business, financial condition and results of operations. In addition, outbreaks of viruses, infectious diseases or pandemics (including, for example, the outbreak of the novel coronavirus (COVID-19), terrorist acts or acts of war targeted at the United States, and specifically in the California region, could cause damage or disruption to us, our employees, facilities, contractors and collaborators, which could have a material adverse effect on our business, financial condition and results of operations.

The coronavirus outbreak could adversely impact our business.

An epidemic or pandemic disease outbreak, including COVID-19, could severely disrupt our operations or the operations of third parties that we depend on, including any third-party contract manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, and have a material adverse effect on our business, results of operations, financial condition and prospects. In December 2019, it was first reported that there had been an outbreak of COVID-19, in China.  COVID-19 has since spread globally and while cases and hospitalizations are currently on the decline in the US, there can be no assurances they will not continue at the current rate or increase in the future especially in light of the number of variants that are emerging across the world.  Governments in the United States and elsewhere have taken and are continuing to take measures to slow the spread of COVID-19.

If COVID-19 continues to spread and further variants emerge, we may experience disruptions that could severely impact our business, including:

●	delays or difficulties in enrolling patients in our clinical trials and having patients complete their assessments in accordance with the clinical protocol;
●	restrictions preventing trial investigators, patients or other critical staff from traveling to our trial sites;
●	diversion of healthcare resources to address COVID-19, which could limit the availability of medical facilities for our clinical trials;
●	forced closures or reductions in operations at our facilities or the facilities of third parties with whom we do business;
●	supply chain disruptions which could have a material adverse effect on the availability or cost of materials for our product candidates; and
●	disruptions to our workforce, or the workforces of third parties with whom we do business, caused by sickness, travel restrictions or quarantines.

Additionally, disruptions at the at FDA, the EMA and other regulatory agencies, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the application review process, could result in delays of reviews and approvals of our product candidate or our proposed clinical trials. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities, including our clinical trial sites. It is also unclear whether, when, and how FDA and other health agencies will change their policies for facility inspections.

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

We utilize and rely on services of third parties to perform services in connection with our clinical trials, which services involve the collection, use, storage and analysis of personal health information. While we receive assurances from these vendors that their services are compliant with HIPAA and other applicable privacy and cybersecurity laws, there can be no assurance that such third parties will comply with applicable laws or regulations. Non-compliance by such vendors or weaknesses in their information security programs may result in liability for us which would have a material adverse effect on our business, financial condition and results of operations.

Despite the implementation of security measures, our internal computer systems and those of our current and future clinical research organizations (CROs”) and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

We will need FDA approval to market and sell any of our product candidates in the United States and approvals from FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA an NDA or BLA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal testing, which are referred to as preclinical studies, as well as human testing, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, testing and manufacturing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA and other foreign regulatory agencies have substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review.

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

Our exosome technologies involve a relatively new therapeutic approach which will face both clinical and regulatory challenges. To date, and to the best of our knowledge, no products based on exosomes have been approved in the United States or the European Union. It is therefore difficult to accurately predict the developmental challenges we may face for our exosome technologies as they proceed through preclinical studies and clinical trials. In addition, because we have only conducted preclinical studies with our exosome technologies, we have not yet been able to assess their safety in humans, and there may be short-term or long-term effects from treatment with our exosomes that we cannot predict at this time. Also, animal models for the indications we may explore may not exist or may be difficult to obtain for our preclinical studies. As a result of these factors, we are unable to predict the time and cost of development of our exosome technologies and we cannot predict whether the application of our exosome technologies, or any similar or competitive exosome technologies, will result in regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our exosomes or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also decide to discontinue exosome development programs if we believe that there is excessive competition in a disease target. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity and intended use and market of the product candidate. As a result, the regulatory approval process for our exosomes is uncertain and may be more expensive and take longer than the approval process for other product candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our exosomes in either the United States or the European Union or other regions of the world or how long it will take to commercialize our product candidates, if at all. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be adversely impacted.

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

Advancing product candidates based on our exosome platform as novel products creates significant challenges for us, including:

●	to our knowledge, obtaining marketing approval from the FDA or comparable foreign regulatory authorities has never been done before;
●	educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating our product candidates, if approved, into treatment regimens; and
●	establishing the sales and marketing capabilities to gain market acceptance, if approved.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to do so, the FDA may not permit us to proceed.

We hope to file additional INDs over the next several years, including with respect to our exosome technologies in one or more indications. However, the timing of our filing of these INDs is primarily dependent on receiving further data from our preclinical studies, having sufficient processes in place in connection with the manufacturing of the exosomes and the availability of necessary funding for any potential clinical trial.

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

The Company has limited late-stage clinical trial experience with respect to its product candidates. The clinical testing process is governed by stringent regulations and is highly complex, costly, time-consuming, and uncertain as to outcome, and pharmaceutical products and products used in the regeneration of tissue may invite particularly close scrutiny and requirements from the FDA and other regulatory bodies. Our failure or the failure of our collaborators to conduct clinical trials successfully or our failure to capitalize on the results of clinical trials for our product candidates would have a material adverse effect on the Company. If our clinical trials of our product candidates or future product candidates do not sufficiently enroll or produce results necessary to support regulatory approval in the United States or elsewhere, or if they show undesirable side effects, we will be unable to commercialize these product candidates.

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

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. The current pandemic has had an impact on the ability to conduct clinical trials due to inabilities to enroll or even get subjects to complete the trials due to lockdowns, reluctance to travel, limitations set by trial sites and other reasons. We cannot predict how long this will exist and, there is no assurance that it will not revert to prior critical levels. A clinical trial may be suspended or terminated by the Company, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials require us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may otherwise be resource constrained. We may be required to withdraw from a clinical trial as a result of changing standards of care, or we may become ineligible to participate in clinical studies. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

●	findings in preclinical studies;
●	reaching agreements on acceptable terms with prospective CROs, vendors and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, vendors and trial sites;
●	obtaining regulatory clearance to commence a clinical trial;
●	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;
●	obtaining IRB approval to conduct a clinical trial at numerous prospective sites;
●	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size of the patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the inability of the sites to conduct trial procedures properly, the inability of the sites to devote their resources to the trial, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
●	the impact of COVID-19 on site personnel availability, patient screening and patient enrollment;
●	competition from other companies in the same disease setting;
●	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
●	patients failing to comply with the clinical trial protocol or dropping out of a trial;
●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	the need to add new clinical trial sites;
●	retaining patients who have initiated their participation in a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;
●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues;
●	demonstrating the bioequivalence of products we manufacture to prior products manufactured by us;
●	complying with design protocols of any applicable special protocol assessment we receive from the FDA;
●	severe or unexpected drug-related side effects experienced by patients in a clinical trial;
●	collecting, analyzing and reporting final data from the clinical trials;
●	breaches in quality of manufacturing runs that compromise all or some of the doses made; positive results in FDA-required viral testing; karyotypic abnormalities in our cell product; or contamination in our manufacturing facilities, all of which events would necessitate disposal of all cells made from that source;
●	availability of materials provided by third parties necessary to manufacture our product candidates;
●	availability of adequate amounts of acceptable tissue for preparation of master cell banks for our products;

●	requirements to conduct additional trials and studies, and increased expenses associated with the services of the Company’s CROs and other third parties; and
●	meeting logistical requirements for the delivery of investigational product.

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase III clinical trials or registration trials. The FDA or comparable foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or comparable foreign regulatory authorities. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

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

The regulatory pathway for COVID-19 or other infectious disease vaccines is continually evolving and may result in unexpected or unforeseen challenges.

The speed at which select parties are acting to create and test many therapeutics and vaccines for COVID-19 or other infection diseases is atypical. Further, changing plans or priorities within the FDA or the regulatory authorities in other jurisdictions, including changes based on new knowledge of COVID-19 or other infectious diseases, and new variants of the virus, may significantly affect the regulatory timeline for further authorizations or approvals. We cannot anticipate or predict with certainty the timelines or regulatory processes that may be required for the development of our potential COVID-19 vaccine that may be developed to fight against variants of the SARS-CoV-2 virus. We may also decide to discontinue exosome development programs if we believe that there is excessive competition in a disease target.

We may not be successful in our efforts to identify or discover additional potential product candidates or additional indications for our existing product candidates.

Our research programs may initially show promise in identifying potential product candidates or potential additional indications for existing product candidates, yet fail to lead to successful clinical development for a number of reasons, including:

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

For example, we previously initiated the INSPIRE trial of our lead product candidate, CAP-1002, in patients with severe COVID-19, but we ultimately decided not to pursue further clinical evaluation in that indication. Research programs to identify new product candidates require substantial technical, financial and human resources. If we are unable to identify suitable compounds for preclinical and clinical development, our business would be harmed.

If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient revenues from sales of drugs to cover our costs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;
●	the potential advantages of the product compared to alternative therapies;
●	the prevalence and severity of any side effects;
●	whether the product is designated under physician and other provider treatment guidelines as a first-, second- or third-line therapy;
●	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration for patients and healthcare practitioners compared to alternative treatments;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	limitations or warnings, including distribution or use restrictions and safety information contained in the product’s approved labeling;
●	the strength of sales, marketing and distribution support;
●	the performance of third-party distributors, such as our exclusive distributor for our lead product candidate, CAP-1002;
●	changes in the standard of care for the targeted indications for the product; and
●	the availability of coverage by, and the amount of reimbursement from, government payors, managed care plans and other third-party payors.

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

The FDA has granted orphan drug status and an RMAT designation to CAP-1002 for the treatment of DMD, but we may be unable to maintain or receive the benefits associated with orphan drug status, including market exclusivity, or an RMAT designation.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a biological product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.

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

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent 11th Circuit decision. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

Congress has only authorized the rare pediatric disease priority review voucher program until September 30, 2024. However, if a drug candidate receives Rare Pediatric Disease designation before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for CAP-1002 and qualify for such a Priority Review Voucher, the program may no longer be in effect at the time of approval.

Providing product for use in third party trials or for compassionate use poses risks to our product candidates.

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

Providing product for clinical trials sponsored by third parties poses significant risks for the Company as we will not have control over the conduct of the trial even though we have used our commercially reasonable efforts to ensure that the investigative sites are contractually bound to follow the protocol and other procedures established by Capricor. Similarly, providing product for compassionate use can pose risks for the Company as its use will not be subject to the same protocol and procedures established in our clinical trials. Additionally, even though the investigative sites have experience in conducting clinical trials, any adverse event that may occur during the trial may have a negative impact on our efforts to obtain regulatory approval for our product. There are no assurances that the clinical trial sites will perform the studies in accordance with the protocol, the manuals provided by Capricor or the sponsor’s instructions, or otherwise act in accordance with applicable law. There is no assurance that if research injuries are sustained, any insurance carrier will compensate Capricor for any liabilities or other losses sustained by Capricor arising out of these injuries. We have been informed by CSMC that both of these trials have ceased enrollment and that the trials have been concluded. Notwithstanding their cessation, there is a risk that injuries could result from the use of the product or other claims may arise.

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

Our research and development activities, preclinical studies, clinical trials, and manufacturing and marketing of our potential products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, as well as by regulatory authorities in other countries. In the United States, our product candidates are subject to regulation as biological products or as combination biological products/medical devices under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other statutes, and as further provided in the Code of Federal Regulations. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. These regulations can be subject to substantial and significant interpretation, addition, amendment or revision by the FDA and by the legislative process. The FDA may determine that we will need to undertake clinical trials beyond those currently planned. Furthermore, the FDA may determine that results of clinical trials do not support approval for the product. Similar determinations may be encountered in foreign countries including determinations that our manufacturing processes being utilized in the United States are not compliant with the regulations adopted in those foreign countries. The FDA will continue to monitor products in the market after approval, if any, and may determine to withdraw its approval or otherwise seriously affect the marketing efforts for any such product. The same possibilities exist for trials to be conducted outside of the United States that are subject to regulations established by local authorities and local law. Any such determinations would delay or deny the introduction of our product candidates to the market and have a material adverse effect on our business, financial condition, and results of operations.

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

If we decide to expand or conduct one or more of our clinical trials to investigative sites in Europe, Japan, or other countries outside of the United States, we will have additional regulatory requirements that we will have to meet in connection with our manufacturing, distribution, use of data and other matters. For example, if we decide to conduct our trials in Europe, we may have to move our manufacturing facility to a facility located in Europe, enter into an agreement with a European manufacturer to manufacture our product candidates for us, enter into an agreement with a domestic manufacturer who maintains an acceptable cGMP facility or ensure that our facility meets Japanese, European or other foreign specifications. Any of those options would involve a significant monetary investment, time delays, and increased risk and may impact the progress of our clinical trials and regulatory approvals.

To the extent we conduct business in the European Union (“EU”), or receive information about EU residents, we will also have to comply with the EU General Data Protection Regulation (the “GDPR”), which was officially adopted in April 2016 and went into effect in May 2018. The GDPR introduces new data protection requirements in the EU, as well as substantial fines for breaches of data protections rules. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.

Additionally, the U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. As we expand our business outside of the United States, ensuring compliance with the FCPA and the laws of other countries will involve additional monetary and time commitments on behalf of the Company.

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

Although we do not currently have any products on the market, if our therapeutic candidates or clinical trials become covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. The term remuneration has been broadly interpreted to include anything of value. The ACA among other things, amended the intent requirement of the federal Anti-Kickback Statute to clarify that a person or entity need not have actual knowledge of this statute or specific intent to violate it. The Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as healthcare providers and prescribers, patients, purchasers, pharmacy benefit managers, group purchasing

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
●	the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. When an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;
●	the Federal Criminal Statute on False Statements Relating to Health Care Matters makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services;
●	the Federal Civil Monetary Penalties Law authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;
●	HIPAA includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding, the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
●	the FDCA, which prohibits the adulteration and misbranding of drugs, including therapeutic biological products;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to, at the request of, or on behalf of “covered recipients,”

which include physicians, certain other healthcare providers, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by physicians and their immediate family members; and
●	analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; and some state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

Efforts to ensure that our current and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to significant penalties, including the imposition of civil, criminal or administrative penalties, monetary fines, damages, disgorgement, individual imprisonment, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. If our operations are found to be in violation of any of these or any other healthcare regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or similar programs in other countries or jurisdictions, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement and curtailment or restructuring of our operations, any of which could adversely impact our ability to operate our business and our results of operations.

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

Among policy makers and payors in the United States there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality of care and/or expanding access to care and the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained. See Part I, Item 1 – Healthcare Reform for additional detail on recent legislative and regulatory changes that could affect our operations.

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

U.S. federal government agencies currently face potentially significant spending reductions. For example, as a result of the Budge Control Act of 2011, the Bipartisan Budget Act (“BBA”), and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an annual 2% reduction to Medicare payments took effect on April 1, 2013, and has been extended into 2031 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a subsequent reduction to 1% from April 1, 2022 until June 30, 2022).  To offset the temporary suspension during the COVID-19 pandemic, in 2030, reductions in Medicare payments will be 2.25% for the first half of the year, and 3% in the second half of the year. The U.S. federal budget remains in flux, which could, among other things, result in additional cuts to Medicare payments to providers and otherwise affect federal spending on clinical and preclinical research and development. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact which the actions of President Biden’s administration and the U.S. Congress may have on the federal budget. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Our primary research and new manufacturing facility is located in San Diego, California. We recently completed construction in our San Diego Research and Development Facility of a new GMP pilot manufacturing facility as we prepare for potential commercial launch. This facility is designed to produce commercial-scale GMP CAP-1002 product for further clinical and potential commercial use.

Additionally, we also maintain a portion of our laboratories, research and manufacturing facilities in leased premises at CSMC in Los Angeles, California. Currently, in the area of our leased premises at CSMC where we manufacture CAP-1002 and may potentially manufacture our exosome technologies, we believe that we follow good manufacturing practices sufficient for an investigational stage product. Capricor has been manufacturing CAP-1002 in this facility for our current and previous studies including the HOPE-3 trial, although we are planning to potentially use (and, as discussed further below, we may be required by the FDA to use) product manufactured from our San Diego facility to support the ongoing HOPE-3 trial. Our plans to use the CSMC facility for future trials could change if we fail to meet the specifications necessary to produce our product in a qualified manner. Currently, we also intend to utilize our premises at CSMC to develop and manufacture our exosomes technologies, if necessary. Currently, our CSMC Facilities Lease is scheduled to expire on July 31, 2024. There can be no assurance that the Facilities Lease for the manufacturing space will be continued beyond July 31, 2024. At this time, we are considering the possible extension of our current Facilities Lease.

The FDA has informed us that we will need to use cGMP CAP-1002 product in connection with the ongoing HOPE-3 trial to support a potential BLA filing. Such change may result in delays and significant expenses which would have a negative impact on our business and product development. In addition, FDA may disagree with our position that the drug used in our prior clinical studies is sufficiently comparable to the drug to be used in our HOPE-3 study. This could result in us being required to conduct further comparability testing and may result in us being required to conduct additional clinical and/or nonclinical studies before we are able to submit a BLA for approval. Additional testing or clinical trial requirements could lead us not to pursue an application for approval. Conducting a clinical trial may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we do complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, FDA may still disagree with our determination that the trial is sufficient to support submission and approval of a marketing application.

Additionally, we initiated a technology transfer with Lonza Houston, Inc., a leading global contract manufacturing organization to prepare for the possibility of commercial launch to support product demand, as needed, for manufacturing of CAP-1002. Process development and cGMP readiness have been the focus of the work done by Lonza to date. We are evaluating whether it would be in our best interests to have Lonza move forward to complete the technology transfer process. The next steps will be based on many factors, including our ability to produce GMP CAP-1002 product from our facility in San Diego as well as our discussions with regulatory agencies.

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

We obtain the donor hearts from which our CDCs are manufactured from OPOs. There is no guarantee that the OPOs which currently provide donor hearts to us will be able to continue to supply us with donor hearts in the future or, in that case, that an alternative OPO will be available to us. If those OPOs or an alternative OPO is not able or willing to supply us with donor hearts, we would be unable to produce our CDCs or exosomes and the development of our lead product candidates would be significantly impaired and possibly terminated. Additionally, OPOs are subject to regulations of various government agencies. There is no guarantee that laws and regulations pursuant to which our OPOs provide donor hearts will not change, making it more difficult or even impossible for the OPOs to continue to supply us with the hearts we need to produce our product.

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

We may need to rely exclusively on third parties to formulate and manufacture our product candidates and provide us with the devices and other products necessary to administer such a product.

Our resources and expertise to formulate or manufacture our product candidates on a large or commercial scale basis are still very limited. If we need to secure an additional manufacturer of our product candidates, demand for third-

party manufacturing or testing facilities may grow at a faster rate than their existing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of such raw materials, components, parts, and consumables required to manufacture our products. If CAP-1002 or any of our exosome technologies receives FDA approval, we may need to ultimately rely on one or more third-party contractors to manufacture supplies of these drug products which may cause delays in our ability to sell commercially. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

We are currently producing doses of CAP-1002 in order to conduct our ongoing HOPE-3 Phase III clinical trial. The process of manufacturing our products is complex, highly regulated and subject to multiple risks. The complex processes associated with the manufacture of our product candidates expose us to various manufacturing challenges and risks, which may include delays in manufacturing adequate supply of our product candidates, limits on our ability to increase manufacturing capacity, and the potential for product failure and product variation that may interfere with preclinical and clinical trials, along with additional costs. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of current or future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical trials or at earlier portions of a trial to the product used in later clinical trials or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical and/or nonclinical testing, which could significantly delay the clinical development or commercialization of the associated product candidate.

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

Furthermore, compliance with cGMP requirements and other quality issues may arise during our internal efforts to scale-up manufacturing, and with our current or any future CMOs. If contaminants are discovered in our supply of our product candidates or in our manufacturing facilities or those of our CMOs, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, we and our CMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If we or our CMOs were to encounter any of these difficulties, our ability to provide our product candidate to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

Risks Related to Our Intellectual Property

We may face uncertainty and difficulty in obtaining and enforcing our patents and other proprietary rights.

Our success will depend in large part on our ability to obtain, maintain, and defend patents on our product candidates, obtain licenses to use third-party technologies, protect our trade secrets and operate without infringing the valid and enforceable proprietary rights of others. Legal standards regarding the scope of claims and validity of biotechnology patents are uncertain and evolving. There can be no assurance that our pending, in-licensed or Company-owned patent applications will be approved, or that challenges will not be instituted against the validity or enforceability of any patent licensed-in or owned by us. Additionally, we have entered into various confidentiality agreements with employees and third parties. There is no assurance that such agreements will be honored by such parties or enforced in whole or part by the courts. The cost of litigation to uphold the validity and enforce against infringement of a patent is substantial. Furthermore, there can be no assurance that others will not independently develop substantially equivalent technologies not covered by patents to which we have rights or obtain access to our know-how. In addition, the laws of certain countries may not adequately protect our intellectual property. Our competitors may possess or obtain patents on products or processes that are necessary or useful to the development, use, or manufacture of our product candidates.

There can also be no assurance that our proposed technology will not infringe upon valid and enforeceable patents or proprietary rights owned by others, with the result that others may bring infringement claims against us and require us to license such proprietary rights, which may not be available on commercially reasonable terms, if at all. Any such litigation, if instituted, could have a material adverse effect, potentially including monetary penalties, diversion of management resources, and injunction against continued manufacture, use, or sale of certain products or processes.

Some of our technology has resulted and/or will result from research funded by agencies of the U.S. government and the State of California. As a result of such funding, the U.S. government and the State of California have certain rights in the technology developed with the funding. These rights may include a non-exclusive, non-transferable, irrevocable, paid-up, worldwide license to practice or have practiced for or on behalf of the government(s) such inventions. In addition, the government(s) has the right to “march in” and require us to grant third parties licenses to such technology, in certain circumstances, such as if we fail to take effective steps to achieve practical application of such inventions.

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

In September 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the U.S. Patent and Trademark Office (“USPTO”), and may become involved in derivation, post-grant review, or inter partes review, proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our or our licensors’ patent rights, which could adversely affect our competitive position.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights and product candidates would diminish.

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

We have licensed certain patent and other intellectual property rights that cover cardiospheres (CSps), and cardiosphere-derived cells (CDCs), (including our CAP-1002 product candidate) from the University of Rome, JHU, and CSMC. We have also licensed certain patent and other intellectual property rights from CSMC and JHU that cover extracellular vesicles, such as exosomes and microvesicles. Under the license agreements with the University of Rome and JHU, those institutions prosecute and maintain their patents and patent applications in collaboration with us. We rely on these institutions to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by these institutions have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Under our Amended and Restated Exclusive License Agreement with CSMC and our Exclusive License Agreement with CSMC, as the same have been amended, we have assumed, in coordination with CSMC, financial responsibility for the prosecution and maintenance of certain patents and patent applications thereunder. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity and/or unenforceability of these patents would also be subject to the cooperation of the University of Rome, JHU, and/or CSMC.

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

Risks Related to Our Relationships with Third Parties

We will depend on our exclusive distributor, Nippon Shinyaku, for the commercial sale of our lead product CAP-1002 in DMD in the United States and Japan, if we receive regulatory approval in those territories.

We believe that a substantial portion of our revenue for the foreseeable future will depend on milestones and other payments received from our distributor, Nippon Shinyaku. Nippon Shinyaku has exclusive distribution rights for CAP-1002 in the United States and Japan for a significant period of time, with only limited rights of either party to terminate these Agreements.

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

We are actively looking into potential additional strategic partnerships for our product candidates, particularly for CAP-1002 in additional territories outside the United States and Japan and our exosomes product candidates. If we do not establish strategic partnerships, we potentially will have to undertake development and commercialization efforts with respect to our product candidates on our own, which would be costly and adversely impact our ability to commercialize any future products or product candidates. If we enter into any strategic partnerships with pharmaceutical, biotechnology or other life science companies, we will be subject to a number of risks, including:

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

We depend and will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs, vendors and strategic partners to conduct our preclinical and clinical trials under agreements with us. We negotiate budgets and contracts with CROs, vendors and trial sites which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices (“cGCPs”), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. Biologic products for commercial purposes must also be produced under cGMP. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws and regulations.

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

We also developed a working relationship between the academic lab of Dr. Stephen Gould at JHU and our research and development team where employees and consultants of both entities contributed time and services to the research being performed by the other. As a result, it can sometimes be unclear whether intellectual property developed out of these services would be owned by JHU or by the Company, although if owned by JHU, the Company may have rights to that intellectual property under the terms of its license and research agreements with JHU. This SRA expired in accordance with its terms on March 31, 2022.

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

An element of our business strategy includes potentially partnering with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates, including the cash and other resources we need for such development and potential commercialization. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. If we are unable to negotiate strategic partnerships for our product candidates, we may be forced to curtail the development of a particular candidate, reduce, delay, or terminate its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not secure sufficient funds, we will not be able to complete our trials or bring our product candidates to market and generate product revenue. We have entered into the U.S. Distribution Agreement and the Japan Distribution Agreement with Nippon Shinyaku for the exclusive commercialization and distribution rights in the United States and Japan of CAP-1002 for DMD. We continue to evaluate additional potential partners for this program in other territories outside of these territories, subject to any rights of Nippon Shinyaku.

We have no experience selling, marketing, or distributing products and no current internal capability to do so.

The Company currently has no sales, marketing, or distribution capabilities. We do not anticipate having resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Our future success depends, in part, on our ability to enter into and maintain sales and marketing collaborative relationships, or on our ability to build sales and marketing capabilities internally. As we entered into the U.S. Distribution Agreement and the Japan Distribution Agreement with Nippon Shinyaku, we will depend upon Nippon Shinyaku’s strategic interest in our CAP-1002 product candidate and Nippon Shinyaku’s ability to successfully market and sell any such products, if and when approved. If any of our other product candidates are cleared for commercialization, we intend to pursue collaborative arrangements regarding the sales and marketing of such products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that such collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources, and time will be required to establish and develop an in-house marketing and sales force with sufficient technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, such as our partnership with Nippon Shinyaku, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If any of our product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales, if any, will be limited.

The commercial viability of our product candidates for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance among physicians, the medical community, patients, and coverage and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

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

Our development of a vaccine is in early stages, and we may be unable to produce a vaccine that successfully treats a particular virus in a timely manner, if at all. Even if we were able to successfully develop and obtain regulatory approval for a vaccine, if the outbreak is effectively contained or the risk of coronavirus infection is diminished or eliminated before we can successfully develop and manufacture our vaccine, we may not be able to generate product revenues from the vaccine. Additionally, a number of pharmaceutical companies have already obtained regulatory approval for COVID-19 vaccines, and other companies with significantly more resources and visibility than us are developing COVID-19 vaccines. Even if we were able to successfully develop and obtain regulatory approval for a COVID-19 vaccine, vaccines produced by these other companies may be superior to our vaccine. Even if a vaccine that we develop is not inferior to other available vaccines, it could be difficult to obtain market acceptance. We are committing financial resources and personnel to the development of a COVID-19 vaccine which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective, or for which better vaccine options may be available.

Even if our product candidates are approved, our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our or our collaborators’ ability to generate significant sales of our products, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Healthcare providers that purchase medicine or medical products for treatment of their patients generally rely on third-party payors to reimburse all or part of the costs and fees associated with the products. Adequate coverage and reimbursement from governmental payors, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products. Orphan drugs in particular have received negative publicity for the perceived high prices charged for them by their manufacturers, and as a result, other orphan drug developers such as us may be negatively impacted by such publicity and any U.S. or other government regulatory response.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. Our operating results may fluctuate from period to period for a number of reasons, and as a result our stock price may be subject to significant fluctuations. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	our financial condition, including our need for additional capital, as well as the impact of any terms imposed on our business and operations by the providers of additional capital;
●	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical endpoints;
●	announcements concerning clinical trials and regulatory developments;
●	failure or delays in entering drug candidates into clinical trials;
●	failure or discontinuation of any of our research or development programs;

●	developments in establishing and maintaining new strategic alliances or with existing alliances or collaborators;
●	failure to meet milestone requirements under distribution agreements, including the U.S. Distribution Agreement and Japan Distribution Agreement with Nippon Shinyaku;
●	failure to satisfy licensing obligations, including our ability to meet milestone requirements under our license agreements;
●	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	introduction of technological innovations or new commercial products by us or our competitors;
●	issues in manufacturing our drug candidates or drugs;
●	issues with the supply or manufacturing of any devices or materials needed to manufacture or utilize our drug candidates;
●	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
●	the risks and costs of increased operations, including clinical and manufacturing operations, on an international basis;
●	market acceptance of our drugs when they enter the market;
●	third-party healthcare coverage and reimbursement policies;
●	litigation or public concern about the safety of our drug candidates or drugs or the operations of the Company;
●	issuance of new or revised securities analysts’ reports or recommendations;
●	additions or departures of key personnel;
●	potential delisting of our stock from the Nasdaq Stock Market; or
●	volatility in the stock prices of other companies in our industry.

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

As of December 31, 2022, there were approximately 25.2 million shares of common stock outstanding and approximately 0.1 million common warrants outstanding, as well as outstanding awards to purchase approximately 5.8 million shares of common stock under various incentive stock plans of the Company. Additionally, as of December 31, 2022, there were approximately 2.6 million shares of common stock available for future issuance under various incentive plans. We may issue additional common stock, warrants and other convertible securities from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our various incentive plans. The issuance of additional shares of common stock, warrants or other convertible securities and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

The Company’s ability to utilize Nile’s net operating loss and tax credit carryforwards in the future is subject to substantial limitations and may further be limited as a result of the merger with Capricor.

Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”), and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change occurs when stockholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryforwards) have increased their aggregate ownership of stock in such corporation by more than 50 percentage points during any three-year period. If an “ownership change” occurs, Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOLs of the loss corporation experiencing the ownership change. The annual limitation is calculated by multiplying the loss corporation’s value immediately before the ownership change by the greater of the long-term tax-exempt rate determined by the U.S. Internal Revenue Service (“IRS”)

in the month of the ownership change or the two preceding months. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. Section 383 of the Code also imposes a limitation on the amount of tax liability in any post-ownership change year that can be reduced by the loss corporation’s pre-ownership change tax credit carryforwards.

The merger between Nile Therapeutics, Inc. (“Nile”) and Capricor resulted in an “ownership change” of Nile. In addition, previous or current changes in the Company’s stock ownership may have triggered or, in the future, may trigger an “ownership change,” some of which may be outside our control. Accordingly, the Company’s ability to utilize Nile’s NOL and tax credit carryforwards may be substantially limited. These limitations could, in turn, result in increased future tax payments for the Company, which could have a material adverse effect on the business, financial condition, or results of operations of the Company.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities rules and regulations, and are subject to the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”). Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required. In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired employees in order to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

The Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), as well as rules implemented by the Securities and Exchange Commission (“SEC”), Nasdaq and any market on which the Company’s shares may be listed in the future, impose various requirements on public companies, including those related to corporate governance practices. The Company’s management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase the Company’s legal and financial compliance costs and will make some activities more time consuming and costly.

Section 404 of Sarbanes-Oxley (“Section 404”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting. Our annual reports on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. If material weaknesses or other significant deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our consolidated financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. Our primary operations are conducted at the leased facilities summarized in the below table. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future, if necessary.

Location of Property	Lease Expiration Date (1)	Purpose	Square Footage
10865 Road to the Cure, Suite 150, San Diego, California	September 30, 2026	Corporate Headquarters: Laboratory, manufacturing and office space	9,605
10865 Road to the Cure, Room 7, San Diego, California	October 31, 2023	Laboratory space	234
8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California	Month-to-Month, terminable on 90-day notice	Office space	1,627
8700 Beverly Blvd., Davis Building, Los Angeles, California	July 31, 2024	Laboratory, manufacturing and office space	1,892

(1)	Certain leases have specific options for potential renewal or extensions.

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

	High	Low
Year ended December 31, 2021
First Quarter	$7.93	$3.63
Second Quarter	5.72	3.16
Third Quarter	5.23	3.80
Fourth Quarter	4.16	2.89

Year ended December 31, 2022
First Quarter	$5.68	$2.83
Second Quarter	4.51	2.89
Third Quarter	6.08	3.61
Fourth Quarter	6.55	3.36

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 16, 2023, we had 134 holders of record of common stock, not including holders who held in “street name.”

Dividends

We have never declared or paid a dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The ability of our Board of Directors to declare a dividend is subject to limits imposed by Delaware corporate law.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

Since our inception, we have devoted substantial resources to developing CAP-1002 and our other product candidates including our exosomes platform, developing our manufacturing processes, staffing our company and providing general and administrative support for these operations. We do not have any products approved for sale. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of CAP-1002 for the treatment of DMD and our other product candidates. If successfully developed and approved, we intend to commercialize CAP-1002 in the United States and Japan with our partner, Nippon Shinyaku, and may enter into additional licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, or further distribution relationships, we expect that any revenue we generate will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

A summary description of our key product candidates, is as follows:

●	CAP-1002 for the treatment of DMD (Phase III): Our core program is focused on the development and commercialization of a cell therapy (referred herein as CAP-1002) comprised CDCs, which are an endogenous population of stromal cells isolated from donated cells of healthy human hearts, for the treatment of DMD. CAP-1002 is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC-exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, which is consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches which aim to restore dystrophin expression. DMD is a rare form of muscular dystrophy which results in muscle degeneration and premature death. Additionally, the absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. The annual cost of care for patients with DMD is very high and increases with disease progression. We therefore believe that DMD represents a significant market opportunity for our product candidate, CAP-1002.

To date, we have completed two promising clinical trials investigating CAP-1002 for DMD. Data from the first trial, a Phase I/II trial named HOPE-Duchenne, suggested improvements in skeletal and cardiac endpoints. In HOPE-2, a Phase II clinical trial conducted in the United States, CAP-1002 was used to treat patients with late-stage DMD. In March 2022, we announced that the final one-year results from HOPE-2 were published in The Lancet showing that the trial met its primary efficacy endpoint of the mid-level dimension of the PUL v1.2 (p=0.01) and additional positive endpoints of full PUL v2.0 (p=0.04) and a cardiac endpoint of left ventricular ejection fraction (p=0.002). CAP-1002 was generally safe and well-tolerated throughout the studies. Additionally, we are conducting an OLE study of the HOPE-2 trial in which 12 patients have elected to continue treatment of CAP-1002. We recently announced positive one-year and 18-month results from this ongoing OLE study. Data from the OLE study suggests disease modification with statistically significant differences in the PUL v2.0 scale in the CAP-1002 original treatment group when compared to the original placebo group from HOPE-2. In addition, disease progression was attenuated equally in both groups once patients began treatment in the OLE. CAP-1002 treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study.

We are currently enrolling the HOPE-3, Phase III clinical study investigating CAP-1002 for the treatment of late-stage DMD patients for the potential approval of CAP-1002 in the United States. HOPE-3 is a muti-center, randomized, double-blind, placebo-controlled study currently designed to treat up to 68 subjects at approximately 15-20 investigative sites in the United States. The primary outcome measure will be the full PUL v2.0 at one-year. HOPE-3 will also measure various secondary endpoints including cardiac function assessments. We have currently treated over 30% of the patients in the currently designed study and have 11 active sites. At this time, our plans to conduct an interim analysis for sample size re-estimation and analysis of conditional power remain unchanged and we anticipate that these results will be available in the fourth quarter of this year.

Under our RMAT designation, we recently met with the FDA in a Type-B CMC meeting where we discussed our manufacturing plans in anticipation of a potential BLA application. In the meeting, we discussed our plans with respect to commercial manufacturing activities, including our potency assay and other product release criteria to support commercialization. We are awaiting the meeting minutes from the FDA, but at this time, we believe that we will need to add some patients to HOPE-3 who will be treated with product manufactured at our new San Diego facility, in order to support a potential BLA application. Our San Diego facility is designed to produce commercial-scale GMP CAP-1002 product and we believe that it will be available to manufacture CAP-1002 doses by the third quarter of 2023. We plan to request a follow-on Type B clinical meeting with FDA and expect to have further clarity following that meeting on this topic. Furthermore, at the request of the FDA, we have submitted the interim results from our HOPE-2 OLE for their review and we continue to discuss our pathway towards potential registration.

The regulatory pathway for CAP-1002 is supported by RMAT designation as well as orphan drug designation. If Capricor were to receive market approval for CAP-1002 by the FDA, Capricor would be eligible to receive a Priority Review Voucher based on its designation as a rare pediatric disease. Capricor has entered into two Commercialization and Distribution Agreements with Nippon Shinyaku appointing Nippon Shinyaku as its exclusive distributor of CAP-1002 in the United States and Japan.

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

As of December 31, 2022, we had cash, cash equivalents, and marketable securities totaling approximately $41.4 million. Additionally, under the terms of our Japan Distribution Agreement with Nippon Shinyaku, we expect to receive an upfront payment of $12.0 million in the first quarter of 2023 We estimate this will fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. This expectation excludes any potential additional milestone payments under our commercialization and distribution agreements with Nippon Shinyaku. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $29.0 million and $20.0 million, for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $137.1 million. We expect to incur significant expenses and operating losses for the foreseeable future.

During the year ended December 31, 2022, we sold 830,858 shares of common stock at an average price of approximately $5.97 per share pursuant to a sales agreement by and between us and H.C. Wainwright & Co. LLC (“Wainwright”), resulting in net proceeds of $4.8 million.

Recent Operational Developments

●	We recently completed construction in our San Diego Research and Development Facility of a new GMP pilot manufacturing facility as we prepare for potential commercial launch. This facility is being designed to be compliant with U.S., European Medicines Agency (“EMA”), and other international standards. This facility is designed to produce commercial-scale GMP CAP-1002 product for further clinical and potential commercial use.
●	In February 2023 we entered into a Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku for the exclusive commercialization and distribution of CAP-1002 for DMD in Japan. Under the terms of the Japan Distribution Agreement, we will be responsible for the development of the clinical program in Japan required to obtain manufacturing and marketing approval for CAP-1002 as well as for the manufacturing of CAP-1002. Pursuant to the Japan Distribution Agreement, we have the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition, Capricor will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. We are entitled to receive an upfront payment of $12.0 million which is expected to be received in the first quarter of 2023 and have the potential to receive additional milestone payments of up to approximately $89 million, subject to foreign currency exchange rates.
●	We are conducting an OLE study of the HOPE-2 trial in which 12 patients have elected to continue treatment of CAP-1002. In June 2022, we announced positive one-year results from this ongoing OLE study. In February 2023, we announced positive 18-month results from this ongoing OLE Study. The one year and 18-month data from this OLE study showed statistically significant improvements on the PUL v2.0 for patients on CAP-1002 testing three different hypotheses of treatment benefit during the open label extension. We plan to report the 24-month OLE data in the second quarter of this year.
●	In March 2022, we announced that the final one-year results from our HOPE-2, Phase II clinical trial were published in The Lancet showing that the trial met its primary efficacy endpoint of mid-level PUL v1.2 (p=0.01) and additional positive endpoints of full PUL v2.0 (p=0.04) and cardiac endpoint of ejection fraction (p=0.002). CAP-1002 was generally safe and well-tolerated throughout the study. With the exception of hypersensitivity reactions early in the clinical trial, which were mitigated with a common pre-medication regimen, there were no serious safety signals identified by the HOPE-2 DSMB.
●	In January 2022 we entered into the U.S. Distribution Agreement with Nippon Shinyaku for the exclusive commercialization and distribution of CAP-1002 for DMD in the United States. Under the terms of the U.S. Distribution Agreement, we will be responsible for the conduct of the HOPE-3 trial as well as for the manufacturing of CAP-1002. NS Pharma, Inc., a subsidiary of Nippon Shinyaku, will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the U.S. Distribution Agreement, we have the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition, Capricor will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. We received an upfront payment of $30.0 million in the first quarter of 2022 and have the potential to receive additional milestone payments of up to $705.0 million.

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

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002 and our exosome technologies. As we proceed with the clinical development of CAP-1002, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from public equity sales of securities and an upfront payment pursuant to our U.S. Distribution Agreement with Nippon Shinyaku. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the US and in other territories across the world.

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

Results of Operations for the fiscal years ended December 31, 2022 and 2021

Revenue

Clinical Development Income. Clinical development income for the years ended December 31, 2022 and 2021 was approximately $2.6 million and zero, respectively. The Company started recognizing the $30.0 million upfront payment received from Nippon Shinyaku in the third quarter of 2022. Revenue is ratably recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical study.

Miscellaneous Income. Miscellaneous income for the years ended December 31, 2022 and 2021 was zero and $0.2 million, respectively. The miscellaneous income was related to providing CAP-1002 for investigational purposes for clinical trials sponsored by CSMC. The decrease in miscellaneous income is due to the clinical trials sponsored by CSMC completing or ceasing enrollment in 2021.

Operating Expenses

Research and Development Expenses. Research and development (“R&D”) expenses consist primarily of compensation and other related personnel costs, supplies, clinical trial costs, patient treatment costs, rent for laboratories and manufacturing facilities, consulting fees, costs of personnel and supplies for manufacturing, costs of service providers for preclinical, clinical and manufacturing, certain legal expenses resulting from intellectual property prosecution, stock-based compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates.

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Year ended December 31,
	2022	2021	Change ($)	Change (%)

Compensation and other personnel expenses	$7,450,879	$3,016,745	$4,434,134	147%
Duchenne muscular dystrophy (CAP-1002)	7,470,558	4,003,854	3,466,704	87%
Exosomes platform research	3,600,916	3,446,950	153,966	4%
Facility expenses	1,070,598	410,279	660,319	161%
Stock-based compensation	805,089	398,809	406,280	102%
Depreciation	420,581	241,593	178,988	74%
Research and other projects	998,328	2,052,815	(1,054,487)	(51)%
Total research and development expenses	$21,816,949	$13,571,045	$8,245,904	61%

R&D expenses for 2022 increased by approximately $8.2 million, or 61%, compared to 2021. The increase was primarily driven by the following:

●	$4.4 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$3.5 million increase in DMD (CAP-1002) program primarily due to the commencement of our HOPE-3 clinical trial in 2022, continuation of our HOPE-2 OLE clinical program, and our expanded manufacturing production efforts for CAP-1002;
●	$0.2 million increase in exosomes platform research primarily due to our continued development efforts;
●	$0.7 million increase in facility expenses primarily due to our San Diego expansion efforts;
●	$0.4 million increase in stock-based compensation expense primarily due to increases in headcount and stock price;
●	$0.2 million increase in depreciation expense primarily related to increased equipment purchases and capital improvements primarily due to the San Diego manufacturing cleanroom buildout; and
●	$1.1 million decrease in research and other projects primarily due to the close-out of our INSPIRE program.

General and Administrative Expenses. General and administrative (“G&A”) expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Year ended December 31,
	2022	2021	Change ($)	Change (%)

Stock-based compensation	$3,653,489	$2,566,883	$1,086,606	42%
Compensation and other personnel expenses	3,283,964	2,316,675	967,289	42%
Professional services	1,958,666	1,698,424	260,242	15%
Facility expenses	355,318	175,042	180,276	103%
Other corporate expenses	1,180,466	855,271	325,195	38%
Total general and administrative expenses	$10,431,903	$7,612,295	$2,819,608	37%

G&A expenses for 2022 increased by approximately $2.8 million, or 37%, compared to 2021. The increase was primarily driven by the following:

●	$1.1 million increase in stock-based compensation expense primarily due to increases in headcount;
●	$1.0 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$0.3 million increase in professional service expenses primarily due to an increase in business insurance and investor relations expenses;
●	$0.2 million increase in facility related expenses primarily due to our continuing expansion efforts; and
●	$0.3 million increase in other corporate expenses primarily related to accounting fees and other general corporate expenses related to increases in headcount.

Other Income

Other Income. Other income for the years ended December 31, 2022 and 2021 was approximately $0.2 million and $0.5 million, respectively. Other income was related to the Employer Retention Credit under the CARES Act.

Investment Income. Investment income for the years ended December 31, 2022 and 2021 was approximately $0.5 million and $57,460, respectively. The increase in investment income in 2022 as compared to 2021 is due to increased interest rates and the higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

CAP-1002 for the treatment of DMD – We are currently conducting our HOPE-3, Phase III study for DMD and our ongoing OLE study of HOPE-2 for which we expect to spend approximately $12.5 million to $17.5 million in 2023. The expenses for our DMD program will include costs for personnel, clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage preclinical development. We expect to spend approximately $4.0 million to $6.0 million during 2023 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform including the conduct of IND-enabling studies.

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

Liquidity and Capital Resources for the fiscal years ended December 31, 2022 and 2021

The following table summarizes our liquidity and capital resources as of and for each of our last two fiscal years, and our net increase (decrease) in cash, cash equivalents, and marketable securities as of and for each of our last two fiscal years and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	December 31, 2022	December 31, 2021
Cash and cash equivalents	$9,603	$34,885
Marketable securities	$31,818	$-
Working capital	$19,302	$32,304
Stockholders’ equity	$11,786	$31,368

	Year ended December 31,
Cash flow data	2022	2021
Cash provided by (used in):
Operating activities	$4,917	$(16,809)
Investing activities	(35,073)	(1,196)
Financing activities	4,874	20,225
Net increase (decrease) in cash and cash equivalents	$(25,282)	$2,220

Our total cash, cash equivalents, and marketable securities as of December 31, 2022 was approximately $41.4 million compared to approximately $34.9 million as of December 31, 2021. The increase in cash, cash equivalents and marketable securities from December 31, 2022 as compared to December 31, 2021 is primarily due to the upfront payment of $30.0 million from Nippon Shinyaku. As of December 31, 2022, we had approximately $38.3 million in total liabilities, of which approximately $27.4 million relates to deferred revenue and approximately $2.6 million related to lease liabilities in connection with our operating lease right-of-use assets. As of December 31, 2022, we had approximately $19.3 million in net working capital. We had a net loss of approximately $29.0 million for the year ended December 31, 2022.

Cash provided by operating activities was approximately $4.9 million and cash used in operating activities was approximately $16.8 million for the years ended December 31, 2022 and 2021, respectively. The difference of approximately $21.7 million in cash from operating activities is primarily due to the upfront payment of $30.0 million from Nippon Shinyaku. Furthermore, there was an increase of approximately $1.5 million in stock-based compensation and an increase in net loss of approximately $9.0 million for the year ended December 31, 2022 as compared to the same period in 2021. Furthermore, there was a net change of approximately $0.2 million in accounts payable and accrued expenses, which includes related party accounts payable and accrued expenses, and a change of approximately $0.2 million in receivables for the year ended December 31, 2022 as compared to the same period in 2021. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow used in investing activities of approximately $(35.1) million and $(1.2) million for the years ended December 31, 2022 and 2021, respectively. The change in cash flow by investing activities for the year ended December 31, 2022 as compared to the same period of 2021 is primarily due to the net effect from purchases, sales, and maturities of marketable securities as well as purchases of property and equipment and leasehold improvements.

We had cash flow provided by financing activities of approximately $4.9 million and $20.2 million for the years ended December 31, 2022 and 2021, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2022 as compared to the same period of 2021 is primarily due to the net proceeds from the sale of common stock. During 2022 we received net proceeds from the sale of stock of approximately $4.8 million compared to approximately $20.2 million over the same period of 2021.

From inception through December 31, 2022, we financed our operations primarily through private and public sales of our equity securities, government grants, and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress and success of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our ability to successfully manufacture product for our clinical trials;
●	the availability of materials necessary to manufacture our product candidates;
●	the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements, if necessary;
●	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
●	additional costs associated with maintaining licenses and insurance;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of regulatory approvals.

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

Collaborations

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into an Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of CAP-1002 for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the U.S. Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition Capricor will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. In the first quarter of 2022, Capricor received an upfront payment of $30.0 million. Pursuant to the terms of the U.S. Distribution Agreement, there are potential additional sales and development milestone payments of up to $705.0 million.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: Japan)

On February 10, 2023, Capricor entered into an Exclusive Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku. Under the terms of the Japan Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in Japan of CAP-1002 for the treatment of DMD.

Under the terms of the Japan Distribution Agreement, Capricor expects to receive an upfront payment of $12 million and in addition, Capricor will potentially receive additional development and sales-based milestone payments of up to approximately $89 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in Japan. Capricor will be responsible for the conduct of clinical development in Japan, as may be required, as well as the manufacturing of CAP-1002. Capricor will sell commercial product to Nippon Shinyaku. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

Financing Activities by the Company

June 2021 ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “June 2021 ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The June 2021 ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement”) with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the June 2021 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the SEC on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through December 31, 2022, the Company has sold an aggregate of 2,098,333 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.93 per share for gross proceeds of approximately $12.4 million. Approximately $62.6 million of common stock may still be sold pursuant to the June 2021 ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.4 million. Subsequent to December 31, 2022 and through the date of this filing, no additional shares have been sold under the June 2021 ATM Program.

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

CIRM Grant Award

On June 16, 2016, Capricor entered into an award (the “CIRM Award”) with the California Institute for Regenerative Medicine (“CIRM”) in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award included a co-funding requirement pursuant to which Capricor was required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of December 31, 2022, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Leases

ASC 842, requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use (“ROU”) asset. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance.

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

Revenue Recognition

The Company applies ASU 606, Revenue for Contracts from Customers, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The Company has not yet achieved commercial sales of its drug candidates to date, however, the new standard is applicable to its distribution agreements.

The revenue standard provides a five-step framework for recognizing revenue as control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that it determines are within the scope of the revenue standard, the Company performs the following five steps: (i) identify the contract; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. At contract inception, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation, or whether they are not distinct and are combined with other goods and services until a distinct bundle is identified. The Company then determines the transaction price, which typically includes upfront payments and any variable consideration that the Company determines is probable to not cause a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is resolved. The Company then allocates the transaction price to each performance obligation and recognizes the associated revenue when, or as, each performance obligation is satisfied.

The Company’s distribution agreements may entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, regulatory milestones and sales-based milestones. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income (loss) in the Company’s consolidated statements of operation and comprehensive loss. Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the distribution agreements have been completed and after the customer has assumed responsibility for the respective clinical program. Milestones or royalties achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

The revenue standard requires the Company to assess whether a significant financing component exists in determining the transaction price. The Company performs this assessment at the onset of its distribution agreements. Typically, a significant financing component does not exist because the customer is paying for services in advance with an upfront payment. Additionally, future royalty payments are not substantially within the control of the Company or the customer.

Whenever the Company determines that goods or services promised in a contract should be accounted for as a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using either the proportional performance method or on a straight-line basis if efforts will be expended evenly over time. Percentage of completion of patient visits in clinical trials are used as the measure of performance. The Company feels this method of measurement to be the best depiction of the transfer of services and recognition of revenue. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on its consolidated balance sheets.

Certain judgments affect the application of the Company’s revenue recognition policy. For example, the Company records short-term (less than one year) and long-term (over one year) deferred revenue based on its best estimate of when such revenue will be recognized. This estimate is based on the Company’s current operating plan and, the Company may recognize a different amount of deferred revenue over the next 12-month period if its plan changes in the future.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), (iii) the 2012 Non-Employee Director Stock Option Plan, (iv) the 2020 Equity Incentive Plan, and (v) the 2021 Equity Incentive Plan. At this time, the Company only issues options under the 2020 Plan and the 2021 Plan.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government entity that are accounted for by applying a grant or contribution model by analogy. For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company adopted ASU 2021-10 in the first quarter of 2022. The adoption of this update did not have a material impact on the Company’s financial statements and footnote disclosures.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of December 31, 2022, the fair value of our cash, cash equivalents, and marketable securities was approximately $41.4 million. Additionally, as of December 31, 2022, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities which consisted primarily of money market funds and bank money market, which included short term U.S. treasuries, bank savings and checking accounts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Capricor Therapeutics, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Capricor Therapeutics, Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Revenue Recognized Over Time

Description of the Matter

As discussed in Note 1 and Note 8 to the Consolidated Financial Statements, the Company earns its revenue through an exclusive commercialization and distribution agreement. For performance obligations related to services that are required to be recognized over time, the Company generally measures its progress to completion using an input measure of total costs for patient visits incurred divided by total costs expected to be incurred for all patient visits.

Auditing revenue recognition is complex and highly judgmental due to the variability and uncertainty associated with the Company’s assessment of measure of progress. Changes in these estimates would have a significant effect on the amount of revenue recognized.

How We Addressed the Matter in Our Audit

To test the measures of progress used for performance obligations related to services that are required to be recognized over time, our audit procedures included, among others, evaluating the appropriateness of the Company’s accounting policy for each type of arrangement, testing the identified measure of performance by reading contracts with customers, including all amendments, and reviewing the contract analyses prepared by management. We evaluated whether the selected measures of progress towards satisfaction of performance obligations were applied consistently. We also tested the completeness and accuracy of the underlying data used for the measure of progress by testing and or analyzing the underlying data and conducting interviews of project personnel.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2011.

Encino, California

March 17, 2023

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

ASSETS

	December 31, 2022	December 31, 2021

CURRENT ASSETS
Cash and cash equivalents	$9,603,242	$34,885,274
Marketable securities	31,818,020	—
Receivables	547,580	391,750
Prepaid expenses and other current assets	919,892	1,159,937

TOTAL CURRENT ASSETS	42,888,734	36,436,961

PROPERTY AND EQUIPMENT, net	4,588,030	1,795,696

OTHER ASSETS
Lease right-of-use assets, net	2,349,974	2,821,944
Other assets	268,172	275,722

TOTAL ASSETS	$50,094,910	$41,330,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,834,683	$3,116,371
Accounts payable and accrued expenses, related party	89,234	599,388
Lease liabilities, current	682,039	417,632
Deferred revenue, current	17,980,599	—

TOTAL CURRENT LIABILITIES	23,586,555	4,133,391

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	1,878,070	2,452,707
Deferred revenue, net of current	9,467,932	—

TOTAL LONG-TERM LIABILITIES	14,722,261	5,828,966

TOTAL LIABILITIES	38,308,816	9,962,357

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,241,402 and 24,185,001 shares issued and outstanding, respectively	25,241	24,185
Additional paid-in capital	148,735,420	139,404,060
Accumulated other comprehensive income	105,244	—
Accumulated deficit	(137,079,811)	(108,060,279)

TOTAL STOCKHOLDERS’ EQUITY	11,786,094	31,367,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,094,910	$41,330,323

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years ended December 31,
	2022	2021

REVENUE
Revenue	$2,551,469	$244,898

TOTAL REVENUE	2,551,469	244,898

OPERATING EXPENSES
Research and development	21,816,949	13,571,045
General and administrative	10,431,903	7,612,295

TOTAL OPERATING EXPENSES	32,248,852	21,183,340

LOSS FROM OPERATIONS	(29,697,383)	(20,938,442)

OTHER INCOME (EXPENSE)
Other income	190,582	548,207
Investment income	521,535	57,460
Forgiveness of debt	—	318,160
Loss on disposal of fixed assets	(34,266)	(7,905)

TOTAL OTHER INCOME (EXPENSE)	677,851	915,922

NET LOSS	(29,019,532)	(20,022,520)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	105,244	—

COMPREHENSIVE INCOME (LOSS)	$(28,914,288)	$(20,022,520)

Net loss per share, basic and diluted	$(1.18)	$(0.87)
Weighted average number of shares, basic and diluted	24,552,688	23,089,323

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2020 THROUGH DECEMBER 31, 2022

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2020	20,577,123	$20,577	$116,216,966	$—	$(88,037,759)	$28,199,784

Issuance of common stock, net of fees	3,566,349	3,566	20,170,882	—	—	20,174,448

Exercise of common warrants	20,391	20	22,410	—	—	22,430

Stock-based compensation	—	—	2,965,692	—	—	2,965,692

Stock options exercised	21,138	22	28,110	—	—	28,132

Net loss	—	—	—	—	(20,022,520)	(20,022,520)

Balance at December 31, 2021	24,185,001	$24,185	$139,404,060	$—	$(108,060,279)	$31,367,966

Issuance of common stock, net of fees	830,858	831	4,802,703	—	—	4,803,534

Stock-based compensation	—	—	4,458,578	—	—	4,458,578

Stock options exercised	225,543	225	70,079	—	—	70,304

Unrealized gain on marketable securities	—	—	—	105,244	—	105,244

Net loss	—	—	—	—	(29,019,532)	$(29,019,532)

Balance at December 31, 2022	25,241,402	$25,241	$148,735,420	$105,244	$(137,079,811)	$11,786,094

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,019,532)	$(20,022,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	34,266	7,905
Depreciation and amortization	533,131	245,697
Stock-based compensation	4,458,578	2,965,692
Forgiveness of debt	—	(318,160)
Changes in lease liabilities	161,740	48,395
Changes in operating assets and liabilities:
Receivables	(155,830)	(391,750)
Prepaid expenses and other current assets	240,045	(148,728)
Other assets	7,550	(187,021)
Accounts payable and accrued expenses	1,718,312	400,750
Accounts payable and accrued expenses, related party	(510,154)	590,416
Deferred revenue	27,448,531	—
Net cash provided by (used in) operating activities	4,916,637	(16,809,324)

Cash flows from investing activities:
Purchase of marketable securities	(114,218,737)	—
Proceeds from sales and maturities of marketable securities	82,505,961	—
Purchases of property and equipment	(2,000,243)	(1,196,286)
Payments for leasehold improvements	(1,359,488)	—
Net cash used in investing activities	(35,072,507)	(1,196,286)

Cash flows from financing activities:
Net proceeds from sale of common stock	4,803,534	20,174,448
Proceeds from exercise of stock awards	70,304	50,562
Net cash provided by financing activities	4,873,838	20,225,010

Net increase (decrease) in cash and cash equivalents	(25,282,032)	2,219,400

Cash and cash equivalents balance at beginning of period	34,885,274	32,665,874

Cash and cash equivalents balance at end of period	$9,603,242	$34,885,274

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Cash, cash equivalents, and marketable securities as of December 31, 2022 were approximately $41.4 million, compared to approximately $34.9 million as of December 31, 2021. In the first quarter of 2023, the Company expects to receive an upfront payment of $12.0 million from Nippon Shinyaku Co., Ltd., a Japanese corporation, (“Nippon Shinyaku”), in accordance with its Japan Exclusive Commercialization and Distribution Agreement (see Note 10 – “Subsequent Events”). Additionally, the Company has a Common Stock Sales Agreement in place with H.C. Wainwright & Co. LLC ("Wainwright") to create at-the-market equity programs under which the Company, from time to time, sells shares of its common stock (see Note 3 - "Stockholders' Equity").

The Company’s principal uses of cash are for research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

The Company’s future expenditures and capital requirements may be substantial and will depend on many factors, including, but not limited to, the following:

●	the timing and costs associated with its research and development activities, clinical trials and preclinical studies, including the enrollment and progress of our ongoing HOPE-3 Phase III clinical study of CAP-1002 in DMD;
●	the timing and costs associated with the manufacturing of our product candidates, including the expansion of our manufacturing capacity to support the potential commercialization of CAP-1002 for DMD;
●	the timing and costs associated with potential commercialization of its product candidates;
●	the number and scope of its research programs, including the expansion of our exosomes program; and
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

The Company’s options for raising additional capital include potentially seeking additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and other assets, potential distribution and other partnering opportunities, and from government grants.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Business Uncertainty Related to the Coronavirus

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. Our business operations and financial condition and results have been impacted to varying degrees, and the impact may continue in future periods as we conduct our HOPE-3 trial and expand our exosomes-based research and development programs.

We are continuing to assess and plan our development for the ongoing and potential impact of COVID-19 on our business, operations and financial condition and results. Despite careful tracking and planning, however, we are unable to accurately predict the extent of the impact of the pandemic on our business, results of operations and financial condition due to the uncertainty of future developments involving the pandemic and its impact on our employees and operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

In light of uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, which was established by the CARES Act. The Company has submitted $738,778 in ERC for applicable 2020 and 2021 periods, receiving $191,199 in 2021. As of December 31, 2022, the Company has recorded a receivable for $547,580 for the remainder of funds due.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are excluded from net income (loss) and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. As of December 31, 2022, marketable securities consist primarily of short-term United States treasuries.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $533,131 and $243,532 for the years ended December 31, 2022 and 2021, respectively.

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2022	2021
Furniture and fixtures	$139,336	$43,123
Laboratory equipment	4,237,089	2,475,543
Leasehold improvements	1,393,230	33,742
	5,769,655	2,552,408
Less accumulated depreciation	(1,181,625)	(756,712)
Property and equipment, net	$4,588,030	$1,795,696

Intangible Assets

Amounts attributable to intellectual property consist primarily of the costs associated with the acquisition of certain technologies, patents, pending patents and related intangible assets with respect to research and development activities. Certain intellectual property assets are stated at cost and amortized on a straight-line basis over the respective estimated useful lives of the assets ranging from five to fifteen years. Other intellectual property is expensed as incurred. Total amortization expense was zero and $2,165 for the years ended December 31, 2022 and 2021, respectively. All capitalized intellectual property has been fully amortized as of September 30, 2021.

The Company reviews goodwill and intangible assets at least annually for possible impairment. Goodwill and intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the years ended December 31, 2022 and 2021.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with guidance issued by the FASB. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment related to long-lived assets was recorded for the years ended December 31, 2022 and 2021.

Leases

ASC Topic 842, “Leases” (“ASC 842”), requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use asset (“ROU asset”). ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Revenue Recognition

The Company adopted ASU 606, Revenue for Contracts from Customers, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The Company has not yet achieved commercial sales of its drug candidates to date, however, the new standard is applicable to its distribution agreements (see Note 8 – “License and Distribution Agreements”).

The revenue standard provides a five-step framework for recognizing revenue as control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that it determines are within the scope of the revenue standard, the Company performs the following five steps: (i) identify the contract; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. At contract inception, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation, or whether they are not distinct and are combined with other goods and services until a distinct bundle is identified. The Company then determines the transaction price, which typically includes upfront payments and any variable consideration that the Company determines is probable to not cause a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is resolved. The Company then allocates the transaction price to each performance obligation and recognizes the associated revenue when, or as, each performance obligation is satisfied.

The Company’s distribution agreements may entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, regulatory milestones and sales-based milestones. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income (loss) in the Company’s consolidated statements of operation and comprehensive loss. Typically, milestone payments and royalties are achieved after the Company’s performance obligations associated with the distribution agreements have been completed and after the customer has assumed responsibility for the respective clinical program. Milestones or royalties achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

The revenue standard requires the Company to assess whether a significant financing component exists in determining the transaction price. The Company performs this assessment at the onset of its distribution agreements. Typically, a significant financing component does not exist because the customer is paying for services in advance with an upfront payment. Additionally, future royalty payments are not substantially within the control of the Company or the customer.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Whenever the Company determines that goods or services promised in a contract should be accounted for as a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using either the proportional performance method or on a straight-line basis if efforts will be expended evenly over time. Percentage of completion of patient visits in clinical trials are used as the measure of performance. The Company feels this method of measurement to be the best depiction of the transfer of services and recognition of revenue. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on its consolidated balance sheets.

Certain judgments affect the application of the Company’s revenue recognition policy. For example, the Company records short-term (less than one year) and long-term (over one year) deferred revenue based on its best estimate of when such revenue will be recognized. This estimate is based on the Company’s current operating plan and, the Company may recognize a different amount of deferred revenue over the next 12-month period if its plan changes in the future.

The transaction price consists of variable sales-based royalties and fixed components in the form of an upfront payment and milestones. The timing of the fixed component of the transaction price is upfront, however, the performance obligation is satisfied over a period of time, the HOPE-3 clinical trial. Therefore, upon receipt of the upfront payment, a contract liability is recorded which represents deferred revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition.

Grant Income

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 6 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards. No grant income was recognized during the years ended December 31, 2022 and 2021.

Miscellaneous Income

Revenue is recognized in connection with the delivery of doses which were developed as part of our past research and development (“R&D”) efforts. Income is recorded when the Company has satisfied the obligations as identified in the contracts with the customer (see Note 9 – “Related Party Transactions”). Miscellaneous income is due upon billing. Miscellaneous income is based on contracts with fixed transaction prices. Miscellaneous income for the years ended December 31, 2022 and 2021 was zero and approximately $0.2 million, respectively.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $129.6 million, available to reduce future taxable income, of which $73.7 million will begin to expire in 2027. The post December 31, 2017 net operating losses generated of $55.9 million will carryforward indefinitely, but may be subject to an 80% limitation upon utilization. As of December 31, 2022, the Company had state net operating loss carryforwards of approximately $143.8 million, available to reduce future taxable income, which will begin to expire in 2028. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state laws based on ownership changes and the value of the Company’s stock. Additionally, currently, the Company has approximately $5.6 million of federal research and development credits and approximately $2.5 million of federal orphan drug credits, available to offset future taxable income. These federal research and development and orphan drug credits begin to expire in 2033 and 2035, respectively. Additionally, the Company currently has approximately $1.7 million of California research and development credits available to offset future taxable income which will carryforward indefinitely. Utilization of these credits could be limited under Section 383 of the Code and similar state laws based on ownership changes and the value of the Company’s stock.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company incurred no interest or penalties for the years ended December 31, 2022 and 2021. The Company files income tax returns with the IRS and the California Franchise Tax Board.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $21.8 million and $13.6 million for the years ended December 31, 2022 and 2021, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $28.9 million and $20.0 million for the years ended December 31, 2022 and 2021, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the years ended December 31, 2022 and 2021, the Company’s other comprehensive income was $105,244 and zero, respectively.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

For the years ended December 31, 2022 and 2021, warrants and options to purchase 5,882,621 and 3,899,606 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the years ended December 31, 2022 and 2021.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The following table summarizes the fair value measurements by level at December 31, 2022 for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
	Level I	Level II	Level III	Total
Marketable Securities	$31,818,020	$—	$—	$31,818,020

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

Paycheck Protection Program Loan

In 2020, Capricor applied to City National Bank ("CNB") under the SBA Paycheck Protection Program of the CARES Act for the Loan in the amount of $318,160. The Loan was approved and Capricor received the Loan proceeds, which were used for covered payroll costs in accordance with the relevant terms and conditions of the CARES Act.

In the second quarter of 2021, the Loan was forgiven, and the Company recognized a gain of $318,160 on the forgiveness.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

May 2020 ATM Program

On May 4, 2020, the Company initiated the May 2020 ATM Program. The Company established the May 2020 ATM Program with an aggregate offering price of up to $40.0 million. From May 4, 2020 through June 21, 2021, the Company sold an aggregate of 6,027,852 shares of common stock under the May 2020 ATM Program at an average price of approximately $6.15 per share for gross proceeds of approximately $37.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $1.2 million. As of June 21, 2021, the May 2020 ATM Program expired and was replaced with the June 2021 ATM Program described below.

June 2021 ATM Program

On June 21, 2021, the Company initiated the June 2021 ATM Program. The Company established the June 2021 ATM Program with an aggregate offering price of up to $75.0 million. From June 21, 2021 through December 31, 2022, the Company sold an aggregate of 2,098,333 shares of common stock under the June 2021 ATM Program at an average price of approximately $5.93 per share for gross proceeds of approximately $12.4 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.4 million. Subsequent to December 31, 2022 and through the date of this filing, no additional shares have been sold under the June 2021 ATM Program.

Outstanding Shares

At December 31, 2022, the Company had 25,241,402 shares of common stock issued and outstanding.

4.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the years ended December 31, 2022 and 2021:

		Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2021	126,173	$1.32
Granted	—	—
Exercised	(20,391)	1.10
Outstanding at December 31, 2021	105,782	$1.37
Granted	—	—
Exercised	—	—
Outstanding at December 31, 2022	105,782	$1.37

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		December 31,	December 31,	Exercise Price	Expiration
Type	Grant Date	2022	2021	per Share	Date

Common Warrants	12/19/2019	40,782	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
		105,782	105,782

Stock Options

The Company’s Board of Directors (the “Board”) has approved five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv) the 2020 Equity Incentive Plan (the “2020 Plan”), and (v) the 2021 Equity Incentive Plan (the “2021 Plan”). At this time, the Company only issues options under the 2020 Plan and the 2021 Plan.

In September 2012, the Board approved the 2012 Non-Employee Director Plan, which authorized 269,731 shares of common stock, reserved for issuance of non-qualified options to members of the Board who are not employees of the Company. The 2012 Non-Employee Director Plan expired in September 2022, therefore, no additional stock option awards may be granted from the 2012 Non-Employee Director Plan.

In November 2012, the Board approved the 2012 Plan, which superseded the 2006 Stock Option Plan. Under the 2012 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, and performance/unit share awards to employees, consultants and other service providers. Pursuant to the 2012 Plan, inclusive of annual evergreen provisions and amendments, the Company is authorized to issue 710,142 shares of common stock. The 2012 Plan expired in November 2022.

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

In June 2021, the Company’s stockholders approved the 2021 Plan, which authorized 3,500,000 shares of common stock reserved under the 2021 Plan for the issuance of stock awards.  The number of shares available for issuance under the 2021 Plan shall be automatically increased on January 1 of each year, commencing with January 1, 2022, by an amount equal to 5% of the outstanding shares of Common Stock as of the last day of the immediately preceding fiscal year. On January 1, 2023 and 2022, 1,262,070 and 1,209,250 shares were added under the 2021 Plan, respectively.

As of December 31, 2022, 2,603,218 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during 2022 and 2021 were approximately $3.04 and $3.45 per share, respectively.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model, with the following assumptions:

	Year ended December 31,
	2022	2021
Expected volatility	123 - 124%	123 - 124%
Expected term	6 - 7 years	6 years
Dividend yield	0%	0%
Risk-free interest rates	1.5 - 3.9%	0.5 - 1.1%

Employee and non-employee stock-based compensation expense was as follows:

	Year ended December 31,
	2022	2021

General and administrative	$3,653,489	$2,566,883
Research and development	805,089	398,809
Total	$4,458,578	$2,965,692

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

The following table summarizes information about stock options outstanding and exercisable at December 31, 2022:

Options Outstanding
		Weighted Average	Weighted Average
Range of Ex. Prices	Options Outstanding	Term (yrs.)	Exercise Price
$1.39	1,682,707	6.40	$1.39
$2.54 - $3.74	3,539,132	8.70	$3.40
$4.37 - $6.30	555,000	8.82	$5.04
	5,776,839		$2.97

Options Exercisable
		Weighted Average	Weighted Average
Range of Ex. Prices	Options Exercisable	Term (yrs.)	Exercise Price
$1.39	1,283,217	6.18	$1.39
$2.54 - $3.74	1,058,536	8.43	$3.51
$4.37 - $6.30	142,534	8.26	$5.15
	2,484,287		$2.51

As of December 31, 2022, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $10.1 million, which is expected to be recognized over a weighted average period of approximately 1.3 years.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The following is a schedule summarizing employee and non-employee stock option activity for the years ended December 31, 2022 and 2021:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2021	2,361,873	$1.89
Granted	1,636,324	3.95
Exercised	(21,338)	1.39	$51,044
Expired/Cancelled	(183,035)	3.84
Outstanding at December 31, 2021	3,793,824	$2.68
Granted	2,817,370	3.46
Exercised	(325,667)	1.37	$867,854
Expired/Cancelled	(508,688)	4.55
Outstanding at December 31, 2022	5,776,839	$2.97	$5,773,788
Exercisable at December 31, 2022	2,484,287	$2.51	$3,540,034

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

5.	CONCENTRATIONS

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and marketable securities. The Company has historically maintained accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000. The Company’s cash, cash equivalents, and marketable securities in excess of the FDIC insured limits as of December 31, 2022, were approximately $41.1 million. Historically, the Company has not experienced any significant losses in such accounts and does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of December 31, 2022 and 2021, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Expenses incurred under short-term operating leases for the years ended December 31, 2022 and 2021 were $81,735 and $141,923, respectively.

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

Effective November 1, 2021, the Company entered into a vivarium agreement with Explora BioLabs, Inc. (“Explora”), a Charles River Company, for vivarium space and services. Under the terms of the agreement, the base rent will be $4,021 per month for an exclusive large vivarium room located in San Diego, California. The lease term is for one-year and will automatically renew for additional successive one-year renewal terms unless either party provides the other

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

party with 60-day written notice prior to the end of the then-current term. In December 2022, we were notified by Explora of a monthly rent escalation of 4.5% for a base rent of approximately $4,202 per month effective January 1, 2023. For ASC 842 purposes, we applied a lease term of five years.

The long-term real estate operating leases are included in “lease right-of-use assets, net” on the Company’s Consolidated Balance Sheet and represent the Company’s right-to-use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in “lease liabilities, current” and “lease liabilities, net of current” on the Company’s Consolidated Balance Sheet.

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2022:

2023	$798,688
2024	763,814
2025	708,087
2026	546,138
Total minimum lease payments	2,816,727
Less: imputed interest	(256,618)
Total operating lease liabilities	$2,560,109
Included in the consolidated balance sheet:
Current portion of lease liabilities	$682,039
Lease liabilities, net of current	1,878,070
Total operating lease liabilities	$2,560,109

Other Information:
Weighted average remaining lease term	3.59 years
Weighted average discount rate	5.18%

As of December 31, 2022, ROU assets for operating leases were approximately $2.3 million and operating lease liabilities were approximately $2.6 million. The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Year ended December 31,
	2022	2021

Lease costs, unrelated parties	$632,689	$129,726
Lease costs, related parties	128,478	—
Lease payments, unrelated parties	470,950	81,331
Lease payments, related parties	128,478	—

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

Other Funding Commitments

The Company is a party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specific products (see Note 8 - "License and Distribution Agreements").

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Additionally, the Company is a party to various agreements with contract research and/or manufacturing organizations that generally provide for termination upon notice, with the exact amounts owed in the event of termination to be based on the timing of termination and the terms of the agreement.

Employee Severances

The Board of Directors approved severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of December 31, 2022.

8.	LICENSE AND DISTRIBUTION AGREEMENTS

Intellectual Property Rights for Capricor’s Technology - CAP-1002 and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), JHU and CSMC. Capricor has also entered into an exclusive license agreement for intellectual property rights related to exosomes with CSMC and JHU. In addition, Capricor has filed patent applications related to the technology developed by its own scientists.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the FDA. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In March 2022, Capricor paid the $250,000 development milestone related to the Phase II study pursuant to the terms of the JHU License Agreement. The next milestone is triggered upon successful completion of a full Phase III study for which a payment of $500,000 will be due.

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

License Agreement for Exosome-based Vaccines and Therapeutics

Capricor and JHU entered into an Exclusive License Agreement (the “JHU Exosome License Agreement”), effective April 28, 2021 for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics. The JHU Exosome License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license of JHU’s co-owned rights by JHU to Capricor, with the right to sublicense, in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

License Agreement for Exosomes

On May 5, 2014, Capricor entered into an Exclusive License Agreement with CSMC (the “Exosomes License Agreement”), for certain intellectual property rights related to CDC-derived exosomes technology. The Exosomes License Agreement provides for the grant of an exclusive, world-wide, royalty-bearing license by CSMC to Capricor (with the right to sublicense) in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how. In addition, Capricor has the exclusive right to negotiate for an exclusive license to any future rights arising from related work conducted by or under the direction of Dr. Eduardo Marbán on behalf of CSMC. In the event the parties fail to agree upon the terms of an exclusive license, Capricor shall have a non-exclusive license to such future rights, subject to royalty obligations.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Sponsored Research Agreement with Johns Hopkins University

On April 1, 2020 we entered into a Sponsored Research Agreement (the “SRA”) with JHU pursuant to which researchers in the lab of Dr. Stephen Gould performed certain research activities in connection with our engineered exosomes program. Pursuant to the SRA, we funded certain research activities. This SRA expired in accordance with its terms on March 31, 2022.

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

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into an Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of CAP-1002 for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the U.S. Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition Capricor will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. In the first quarter of 2022, Capricor received an upfront payment of $30.0 million. Pursuant to the terms of the U.S. Distribution Agreement, there are potential additional sales and development milestone payments of up to $705.0 million.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The Company has evaluated the U.S. Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. At the inception, the Company identified one distinct performance obligation. The Company determined that the performance obligation is the conduct of the HOPE-3, Phase III clinical study.

The Company determined the initial transaction price totaled $30.0 million, which was the upfront payment fee. The Company has excluded any future milestones or royalties from this transaction price to date based on probability. The Company has allocated the total $30.0 million initial transaction price to its one distinct performance obligation. Revenue will be recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical study to determine the extent of progress towards completion. Under this method, the transaction price is recognized over the contract’s entire performance period using a cost percentage per patient visit relative to the total estimated costs of patient visits. For the year ended December 31, 2022, the Company recognized approximately $2.6 million as revenue.

At the time of receipt of the upfront fee in March 2022, the Company recorded as a contract liability, which represent deferred revenue. As of December 31, 2022, there were approximately $27.4 million of contract liabilities recorded as deferred revenue. The Company had no opening or closing contract asset balances recognized.  The difference between the opening and closing balances of the Company’s contract liability results from the Company performance of services in connection to its performance obligation.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized. As of December 31, 2022, remaining performance obligations were approximately $27.4 million. 66% of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations estimates are subject to change.

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

Payables to Related Party

As of December 31, 2022 and 2021, the Company had accounts payable and accrued expenses to related parties totaling $89,234 and $599,388, respectively. CSMC accounts for $79,234 and $589,388 of the total accounts payable and accrued expenses to related parties as of December 31, 2022 and December 31, 2021, respectively. CSMC expenses relate to clinical trial costs, research and development costs, license and patent fees, and facilities rent. During the years ended December 31, 2022 and 2021, the Company paid CSMC approximately $794,000 and approximately $341,000, respectively, for such costs.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Related Party Clinical Trials

Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. This product was developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs”, or REGRESS. Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells” or ALPHA. In both studies, Capricor provided the necessary number of doses of cells and received a total of approximately $1.7 million of monetary compensation. For the year ended December 31, 2021, the Company recognized approximately $245,000 as revenue. No revenue was recognized in 2022 as the Company received the requisite funds in connection with these trials in 2021.

10.	SUBSEQUENT EVENTS

Stock Option Grants

In January 2023, the Company granted a total of 2,061,979 stock options to its employees, certain non-employee consultants, and directors.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: Japan)

On February 10, 2023, Capricor entered into an Exclusive Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku. Under the terms of the Japan Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in Japan of CAP-1002 for the treatment of DMD.

Under the terms of the Japan Distribution Agreement, Capricor expects to receive an upfront payment of $12.0 million and in addition, Capricor will potentially receive additional development and sales-based milestone payments of up to approximately $89 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in Japan. Capricor will be responsible for the conduct of clinical development in Japan, as may be required, as well as the manufacturing of CAP-1002. Capricor will sell commercial product to Nippon Shinyaku. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in Internal Control-Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (our “2023 Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the section entitled “2022 Executive Compensation” and “Compensation of Directors” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the sections entitled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be set forth in the section entitled “Principal Accountant Fees and Services” in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements required by this item are included in a separate section of this Annual Report on Form 10-K beginning on page 88.

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

10.47	Capricor Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on June 17, 2020). †

10.48

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

10.50

Exclusive License Agreement, dated as of April 28, 2021, by and between Capricor, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021).+

10.51	Capricor Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021). †

10.52

Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021). †

10.53

Standard Industrial/Commercial Multi-Tenant Lease, dated as of July 16, 2021, by and between Capricor Therapeutics, Inc. and Altman Investment Company, LLC (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022). +

10.54

U.S. Commercialization and Distribution Agreement, dated as of January 25, 2022, by and among Capricor Therapeutics, Inc., Capricor, Inc. and Nippon Shinyaku Co. Ltd. (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022). +

10.55	Japan Commercialization and Distribution Agreement, dated as of February 10, 2023, by and among Capricor Therapeutics, Inc., Capricor, Inc. and Nippon Shinyaku Co. Ltd. *+

21.1	List of Subsidiaries. *

23.1	Consent of Rose Snyder & Jacobs, LLP. *

24.1	Power of Attorney (included on signature page hereof). *

31.1	Certification of Principal Executive Officer. *

31.2	Certification of Principal Financial Officer. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

The following financial information from Capricor Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021, (iii) Consolidated Statement of Stockholders’ Equity for the period from December 31, 2020 through December 31, 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

+ Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2023.

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

Signature	Title	Date

/s/ Linda Marbán, Ph.D.	Chief Executive Officer and Director	March 17, 2023
Linda Marbán, Ph.D.	(Principal Executive Officer)

/s/ Anthony J. Bergmann	Chief Financial Officer	March 17, 2023
Anthony J. Bergmann	(Principal Financial and Accounting Officer)

/s/ Frank Litvack, M.D.	Executive Chairman and Director	March 17, 2023
Frank Litvack, M.D.

/s/ Earl M. Collier	Director	March 17, 2023
Earl M. Collier

/s/ Louis V. Manzo	Director	March 17, 2023
Louis V. Manzo

/s/ George W. Dunbar	Director	March 17, 2023
George W. Dunbar

/s/ Karimah Es Sabar	Director	March 17, 2023
Karimah Es Sabar

/s/ David B. Musket	Director	March 17, 2023
David B. Musket