Form 10-Q
period 2023-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2023-05-12
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, there were 25,269,926 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2023
	(unaudited)	December 31, 2022

CURRENT ASSETS
Cash and cash equivalents	$10,605,528	$9,603,242
Marketable securities	34,566,342	31,818,020
Receivables	547,580	547,580
Prepaid expenses and other current assets	875,092	919,892

TOTAL CURRENT ASSETS	46,594,542	42,888,734

PROPERTY AND EQUIPMENT, net	4,811,044	4,588,030

OTHER ASSETS
Lease right-of-use assets, net	2,189,651	2,349,974
Other assets	268,172	268,172

TOTAL ASSETS	$53,863,409	$50,094,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,407,016	$4,834,683
Accounts payable and accrued expenses, related party	18,716	89,234
Lease liabilities, current	693,652	682,039
Deferred revenue, current	31,012,773	17,980,599

TOTAL CURRENT LIABILITIES	37,132,157	23,586,555

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	1,699,682	1,878,070
Deferred revenue, net of current	5,449,062	9,467,932

TOTAL LONG-TERM LIABILITIES	10,525,003	14,722,261

TOTAL LIABILITIES	47,657,160	38,308,816

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,255,154 and 25,241,402 shares issued and outstanding, respectively	25,255	25,241
Additional paid-in capital	150,934,085	148,735,420
Accumulated other comprehensive income	94,986	105,244
Accumulated deficit	(144,848,077)	(137,079,811)

TOTAL STOCKHOLDERS’ EQUITY	6,206,249	11,786,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,863,409	$50,094,910

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2023	2022

REVENUE
Revenue	$2,986,696	$—

TOTAL REVENUE	2,986,696	—

OPERATING EXPENSES
Research and development	7,661,519	5,115,699
General and administrative	3,509,885	2,715,835

TOTAL OPERATING EXPENSES	11,171,404	7,831,534

LOSS FROM OPERATIONS	(8,184,708)	(7,831,534)

OTHER INCOME (EXPENSE)
Investment income	416,442	13,440

TOTAL OTHER INCOME (EXPENSE)	416,442	13,440

NET LOSS	(7,768,266)	(7,818,094)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized loss on marketable securities	(10,258)	—

COMPREHENSIVE INCOME (LOSS)	$(7,778,524)	$(7,818,094)

Net loss per share, basic and diluted	$(0.31)	$(0.32)
Weighted average number of shares, basic and diluted	25,247,354	24,282,743

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2023
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2022	25,241,402	$25,241	$148,735,420	$105,244	$(137,079,811)	$11,786,094

Stock-based compensation	—	—	2,194,784	—	—	2,194,784

Stock options exercised	13,752	14	3,881	—	—	3,895

Unrealized loss on marketable securities	—	—	—	(10,258)	—	(10,258)

Net loss	—	—	—	—	(7,768,266)	(7,768,266)

Balance at March 31, 2023	25,255,154	$25,255	$150,934,085	$94,986	$(144,848,077)	$6,206,249

	For the Three Months Ended March 31, 2022
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY

Balance at December 31, 2021	24,185,001	$24,185	$139,404,060	$—	$(108,060,279)	$31,367,966

Stock-based compensation	—	—	1,065,329	—	—	1,065,329

Stock options exercised	139,155	139	27,326	—	—	27,465

Net loss	—	—	—	—	(7,818,094)	(7,818,094)

Balance at March 31, 2022	24,324,156	$24,324	$140,496,715	$—	$(115,878,373)	$24,642,666

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,768,266)	$(7,818,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	230,101	92,490
Stock-based compensation	2,194,784	1,065,329
Changes in lease liabilities	(6,452)	72,734
Changes in operating assets and liabilities:
Receivables	—	34,753
Prepaid expenses and other current assets	44,800	216,691
Accounts payable and accrued expenses	572,333	407,203
Accounts payable and accrued expenses, related party	(70,518)	(24,540)
Deferred revenue	9,013,304	30,000,000
Net cash provided by operating activities	4,210,086	24,046,566

Cash flows from investing activities:
Purchase of marketable securities	(34,803,580)	—
Proceeds from sales and maturities of marketable securities	32,045,000	—
Purchases of property and equipment	(347,690)	(567,616)
Payments for leasehold improvements	(105,425)	(57,744)
Net cash used in investing activities	(3,211,695)	(625,360)

Cash flows from financing activities:
Proceeds from exercise of stock awards	3,895	27,465
Net cash provided by financing activities	3,895	27,465

Net increase in cash and cash equivalents	1,002,286	23,448,671

Cash and cash equivalents balance at beginning of period	9,603,242	34,885,274

Cash and cash equivalents balance at end of period	$10,605,528	$58,333,945

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2023, from which the December 31, 2022 consolidated balance sheet has been derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Cash, cash equivalents, and marketable securities as of March 31, 2023 were approximately $45.2 million, compared to approximately $41.4 million as of December 31, 2022. In the first quarter of 2023, the Company received an upfront payment of $12.0 million from Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku”), a Japanese corporation, in accordance with its Japan Exclusive Commercialization and Distribution Agreement (see Note 7 – “License and Distribution Agreements”). Additionally, the Company has a Common Stock Sales Agreement in place with H.C. Wainwright & Co. LLC ("Wainwright") to create at-the-market equity programs under which the Company, from time to time, sells shares of its common stock (see Note 2 - "Stockholders' Equity").

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

Business Uncertainty Related to the Coronavirus

The COVID-19 pandemic presented substantial public health and economic challenges around the world. Our business operations and financial condition and results have been impacted to varying degrees, and the impact may continue in future periods.

In light of past uncertainties due to COVID-19 and its economic and other impacts, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, which was established by the CARES Act. The Company has submitted $738,778 in ERC for applicable 2020 and 2021 periods, receiving $191,199 in 2021. As of March 31, 2023, the Company has recorded a receivable for $547,580 for the remainder of funds expected to be received.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and are carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are presented as other comprehensive income (loss) as a separate component of stockholders’ equity. As of March 31, 2023, marketable securities consist primarily of short-term United States treasuries.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $230,101 and $92,490 for the three months ended March 31, 2023 and 2022, respectively.

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
Furniture and fixtures	$143,573	$139,336
Laboratory equipment	4,566,146	4,237,089
Leasehold improvements	1,498,655	1,393,230
	6,208,374	5,769,655
Less accumulated depreciation	(1,397,330)	(1,181,625)
Property and equipment, net	$4,811,044	$4,588,030

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

The Company leases office and laboratory space, all of which are operating leases (see Note 6 - “Commitments and Contingencies”). Most leases include the option to renew and the exercise of the renewal options is at the Company’s sole discretion. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

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

Revenue Recognition

The Company adopted ASU 606, Revenue for Contracts from Customers, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries (see Note 7 – “License and Distribution Agreements).

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

The Company’s distribution agreements may entitle it to additional payments upon the achievement of milestones or royalties on sales. The milestones are generally categorized into three types: development milestones, regulatory milestones and sales-based milestones. The Company evaluates whether it is probable that the consideration associated with each milestone or royalty will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income (loss) in the Company’s condensed consolidated statements of operation and comprehensive loss. Typically, milestone payments and sharing of revenues are achieved after the Company’s performance obligations associated with the distribution agreements have been completed and after the customer has assumed responsibility for the commercialization program. Milestones or royalties achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or royalty was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

The revenue standard requires the Company to assess whether a significant financing component exists in determining the transaction price. The Company performs this assessment at the onset of its distribution agreements. Typically, a significant financing component does not exist because the customer is paying for services in advance with an upfront payment. Additionally, future shared revenue payments are not substantially within the control of the Company or the customer.

Whenever the Company determines that goods or services promised in a contract should be accounted for as a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using either the proportional performance method or on a straight-line basis if efforts will be expended evenly over time. Percentage of completion of patient visits in clinical trials are used as the measure of performance. The Company feels this method of measurement to be the best depiction of the transfer of services and recognition of revenue. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on its condensed consolidated balance sheets.

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

Under the Exclusive Commercialization and Distribution Agreement for the U.S. (the “U.S. Distribution Agreement”) with Nippon Shinyaku the transaction price consists of variable shared revenue payments and fixed components in the form of an upfront payment and milestones. The timing of the fixed component of the transaction price is upfront, however, the performance obligation is satisfied over a period of time, which is the duration of the HOPE-3 clinical trial. Therefore, upon receipt of the upfront payment, a contract liability is recorded which represents deferred revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition.

Grant Income

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 5 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards. No grant income was recognized for the three months ended March 31, 2023 and 2022.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development (“R&D”) costs amounted to approximately $7.7 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $7.8 million for the three months ended March 31, 2023 and 2022. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities.

Clinical Trial Expense

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process is designed to account for expenses resulting from our obligations under contracts with vendors, consultants, contract research organizations (“CROs”), and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our condensed consolidated financial statements by matching the appropriate expenses with the period in which services are provided and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

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

As of March 31, 2023 and 2022, warrants and options to purchase 7,971,557 and 5,674,191 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive common shares, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three months ended March 31, 2023 and 2022.

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

The following table summarizes fair value measurements by level at March 31, 2023 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
	Level I	Level II	Level III	Total
Marketable Securities	$34,566,342	$—	$—	$34,566,342

Carrying amounts reported in the balance sheet of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. The carrying amounts of the Company’s marketable securities are based on market quotations from national exchanges at the balance sheet date. Interest and dividend income are recognized separately on the income statement based on classifications provided by the brokerage firm holding the investments. The fair value of borrowings is not considered to be significantly different from its carrying amount because the stated rates for such debt reflect current market rates and conditions. The amortized cost for these marketable securities as of March 31, 2023 was $34,471,356.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

2.            STOCKHOLDER’S EQUITY

ATM Program

The Company established an “at-the-market” program (the “ATM Program”) on June 21, 2021, with an aggregate offering price of up to $75.0 million, pursuant to a Common Stock Sales Agreement with Wainwright by which Wainwright has sold and may continue to sell our common stock at the market prices prevailing at the time of sale. Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.

From June 21, 2021 through December 31, 2022, the Company sold an aggregate of 2,098,333 shares of common stock under the ATM Program at an average price of approximately $5.93 per share for gross proceeds of approximately $12.4 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.4 million. Subsequent to December 31, 2022 and through May 11, 2023, no shares were sold under the ATM Program.

Outstanding Shares

At March 31, 2023, the Company had 25,255,154 shares of common stock issued and outstanding.

3.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the three months ended March 31, 2023:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2022	105,782	$1.37
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2023	105,782	$1.37

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		March 31,	December 31,	Exercise Price	Expiration
Type	Grant Date	2023	2022	per Share	Date

Common Warrants	12/19/2019	40,782	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
		105,782	105,782

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

In June 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”), which authorized 2,500,000 shares of common stock to be issued and allows for the grant of stock options as well as other forms of equity-based compensation.  Pursuant to the “evergreen” provision, on January 1, 2021, 823,084 shares were added under the 2020 Plan. Once the 2021 Plan was approved on June 11, 2021, no new shares were added to the share reserve under the 2020 Plan pursuant to its “evergreen” provisions.

In June 2021, the Company’s stockholders approved the 2021 Plan, which authorized 3,500,000 shares of common stock reserved under the 2021 Plan for the issuance of stock awards.  The number of shares available for issuance under the 2021 Plan shall be automatically increased on January 1 of each year, commencing with January 1, 2022, by an amount equal to the lesser of 5% of the outstanding shares of Common Stock as of the last day of the immediately preceding fiscal year or such number of shares determined by the compensation committee of the Board. On January 1, 2023 and 2022, 1,262,070 and 1,209,250 shares were added under the 2021 Plan, respectively.

As of March 31, 2023, 1,756,664 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended March 31, 2023 and 2022 were approximately $3.47 and $2.87 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Expected volatility	115 - 121%	123%
Expected term	5 - 7 years	6 years
Dividend yield	0%	0%
Risk-free interest rates	3.6 - 3.9%	1.5 - 1.7%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended March 31,
	2023	2022

General and administrative	$1,754,223	$857,583
Research and development	440,561	207,746
Total	$2,194,784	$1,065,329

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

Common stock, stock options or other equity instruments issued to non-employees (including consultants) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. The fair value of stock options is determined using the Black-Scholes option-pricing model. The Company calculates the fair value for non-qualified options as of the date of grant and expenses over the applicable vesting periods. The Company accounts for forfeitures upon occurrence.

As of March 31, 2023, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $15.2 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended March 31, 2023:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2022	5,776,839	$2.97
Granted	2,220,979	3.91
Exercised	(19,688)	1.52	$54,741
Expired/Cancelled	(112,355)	4.66
Outstanding at March 31, 2023	7,865,775	$3.22	$8,303,587
Exercisable at March 31, 2023	3,091,952	$2.69	$4,890,171

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

4.            CONCENTRATIONS

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and marketable securities. The Company has historically maintained accounts at two financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000. The Company’s cash, cash equivalents, and marketable securities in excess of the FDIC insured limits as of March 31, 2023, were approximately $45.3 million. Historically, the Company has not experienced any significant losses in such accounts and does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of March 31, 2023, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

6.            COMMITMENTS AND CONTINGENCIES

Short-Term Operating Leases

Capricor leases office space in Beverly Hills, California from The Bubble Real Estate Company, LLC ("Bubble Real Estate") pursuant to a lease beginning in 2013. Capricor subsequently entered into several amendments modifying certain terms of the lease. Effective January 1, 2021, we entered into a month-to-month lease amendment with Bubble Real Estate, which is terminable by either party upon 90 days’ written notice to the other party. Commencing in July 2022, the monthly lease payment was $7,869 per month.

Expenses incurred under short-term operating leases for the three months ended March 31, 2023 and 2022 were $23,607 and $17,394, respectively.

Long-Term Operating Leases

Capricor leases facilities in Los Angeles, California from Cedars-Sinai Medical Center (“CSMC”), a related party (see Note 8 – “Related Party Transactions”), pursuant to a lease (the “Facilities Lease”) entered into in 2014. Capricor has subsequently entered into several amendments modifying certain terms of the lease. In July 2022, we entered into an amendment for an additional 24-month period extending the term through July 31, 2024 with a monthly lease payment of $10,707.

The Company entered into a lease agreement commencing October 1, 2021 with Altman Investment Co, LLC (“Altman”) for office and laboratory space located at 10865 Road to the Cure, Suite 150, in San Diego, California (the “San Diego Lease”). The rent is subject to a 3.0% annual rent increase during the initial lease term of five years, plus certain operating expenses and taxes. The San Diego Lease contains an option for Capricor to renew it for an additional term of five years.  The Company has subsequently entered into several amendments to the San Diego Lease increasing the square footage of the premises and effective July 1, 2022 the monthly lease payment was increased to $49,322 per month. Effective December 1, 2022, the monthly lease payment was increased to $51,444 per month.

Effective November 1, 2021, the Company entered into a vivarium agreement with Explora BioLabs, Inc. (“Explora”), a Charles River Company, for vivarium space and services. Under the terms of the agreement, the Company is obligated to pay a base rent of $4,021 per month for an exclusive large vivarium room located in San Diego, California. The lease term is for one-year and will automatically renew for additional successive one-year renewal terms unless either party provides the other party with 60-day written notice of its election not to renew prior to the end of the then-current term. In December 2022, we were notified by Explora of a monthly rent escalation of 4.5% bringing the base rent to approximately $4,202 per month effective January 1, 2023. For ASC 842 purposes, we applied a lease term of five years.

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

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of March 31, 2023:

2023 (remainder)	$601,801
2024	765,986
2025	710,259
2026	547,948
Total minimum lease payments	2,625,994
Less: imputed interest	(232,660)
Total operating lease liabilities	$2,393,334
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities	$693,652
Lease liabilities, net of current	1,699,682
Total operating lease liabilities	$2,393,334

Other Information:
Weighted average remaining lease term	3.36 years
Weighted average discount rate	5.36%

As of March 31, 2023, ROU assets for operating leases were approximately $2.2 million and operating lease liabilities were approximately $2.4 million. The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Three months ended March 31,
	2023	2022

Lease costs, unrelated parties	$160,486	$158,084
Lease costs, related parties	32,120	—
Lease payments, unrelated parties	166,938	85,352
Lease payments, related parties	32,120	—

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

Other Funding Commitments

The Company is a party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specific products (see Note 7 – “License and Distribution Agreements”).

Additionally, the Company is a party to various agreements with contract research, manufacturing and other organizations that generally provide for termination upon notice, with the exact amounts owed in the event of termination to be based on the timing of termination and the terms of the agreement.

Employee Severances

The Board of Directors approves severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of March 31, 2023.

7.            LICENSE AND DISTRIBUTION AGREEMENTS

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

Cedars-Sinai Medical Center License Agreements

License Agreement for CDCs

On January 4, 2010, Capricor entered into an Exclusive License Agreement with CSMC (the “Original CSMC License Agreement”), for certain intellectual property related to its cardiosphere-derived cell (“CDC”) technology. In 2013, the Original CSMC License Agreement was amended twice resulting in, among other things, a reduction in the percentage of sublicense fees which would have been payable to CSMC. Effective December 30, 2013, Capricor entered into an Amended and Restated Exclusive License Agreement with CSMC (the “Amended CSMC License Agreement”), which amended, restated, and superseded the Original CSMC License Agreement, pursuant to which, among other things, certain definitions were added or amended, the timing of certain obligations was revised and other obligations of the parties were clarified.

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

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into the U.S. Distribution Agreement with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of CAP-1002, for the treatment of DMD.

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

The Company determined the initial transaction price totaled $30.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. The Company has allocated the total $30.0 million initial transaction price to its one distinct performance obligation. Revenue will be recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical study to determine the extent of progress towards completion. Under this method, the transaction price is recognized over the contract’s entire performance period using a cost percentage per patient visit relative to the total estimated cost of patient visits. For the three months ended March 31, 2023, the Company recognized approximately $3.0 million as revenue. In relation to the U.S. Distribution Agreement, as of March 31, 2023, the Company recorded approximately $19.0 million as current deferred revenue and approximately $5.4 million as deferred revenue, net of current portion, on the Company’s condensed consolidated balance sheets.

The Company had no opening or closing contract asset balances recognized.  The difference between the opening and closing balances of the Company’s contract liability results from the Company performance of services in connection to its performance obligation.

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized. As of March 31, 2023, remaining performance obligations related to the U.S. Distribution Agreement were approximately $24.5 million. 78% of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations estimates are subject to change.

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

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12.0 million in the first quarter of 2023, and in addition, Capricor will potentially receive additional development and sales-based milestone payments of up to approximately $89 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in Japan. Capricor will be responsible for the conduct of clinical development in Japan, as may be required, as well as the manufacturing of CAP-1002. Capricor will sell commercial product to Nippon Shinyaku. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

The Company has evaluated the Japan Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s condensed consolidated balance sheets as of March 31, 2023.

8.            RELATED PARTY TRANSACTIONS

Lease and Sub-Lease Agreement

As noted above, Capricor is a party to lease agreements with CSMC (see Note 6 – “Commitments and Contingencies”), and CSMC has served as an investigative site in Capricor’s clinical trials. Additionally, Dr. Eduardo Marbán, who is a stockholder of Capricor Therapeutics and has participated from time to time as an observer at the Company’s meetings of the Board of Directors, is the Director of the Cedars-Sinai Smidt Heart Institute, and co-founder of Capricor.

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

Payables to Related Party

As of March 31, 2023 and December 31, 2022, the Company had accounts payable and accrued expenses to related parties totaling $18,716 and $89,234, respectively. CSMC accounts for $8,716 and $79,234 of the total accounts payable and accrued expense to related parties as of March 31, 2023 and December 31, 2022, respectively. CSMC expenses relate to research and development costs, clinical trial costs, license and patent fees, and facilities rent. During the three months ended March 31, 2023 and 2022, the Company paid CSMC approximately $111,400 and $66,600, respectively, for such costs.

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

Since our inception, we have devoted substantial resources to developing CAP-1002 and our other product candidates including our exosomes platform, developing our manufacturing processes, staffing our company and providing general and administrative support for these operations. We do not have any products approved for sale. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of CAP-1002 for the treatment of DMD and our other product candidates. If successfully developed and approved, we intend to commercialize CAP-1002 in the United States and Japan with our partner, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku”), and may enter into additional licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, or further distribution relationships, we expect that any revenue we generate will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

A summary description of our key product candidates, is as follows:

●	CAP-1002 for the treatment of DMD (Phase III): Our core program is focused on the development and commercialization of a cell therapy technology, (referred herein as CAP-1002) comprised CDCs, which are an endogenous population of stromal cells isolated from donated cells of healthy human hearts, for the treatment of DMD. CAP-1002 is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, which is consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches, which aim to restore dystrophin expression. DMD is a rare form of muscular dystrophy which results in muscle degeneration and premature death. Additionally, the absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. The annual cost of care for patients with DMD is very high and increases with disease progression. We therefore believe that DMD represents a significant market opportunity for our product candidate, CAP-1002.

To date, we have completed two promising clinical trials investigating CAP-1002 for DMD. Data from the first trial, a Phase I/II trial named HOPE-Duchenne, suggested improvements in skeletal and cardiac endpoints. In HOPE-2, a Phase II clinical trial conducted in the United States, CAP-1002 was used to treat patients with late-stage DMD. In March 2022, we announced that the final one-year results from HOPE-2 were published in The Lancet showing that the trial met its primary efficacy endpoint of the mid-level dimension of the Performance of the Upper Limb (“PUL”) v1.2 (p=0.01) and additional positive endpoints of full PUL v2.0 (p=0.04) and a cardiac endpoint of left ventricular ejection fraction (p=0.002). CAP-1002 was generally safe and well-tolerated throughout the studies. Additionally, we are conducting an open label extension (“OLE”) study of the HOPE-2 trial in which 12 patients have elected to continue treatment of CAP-1002. We have announced positive one-year and 18-month results from this ongoing OLE study. Data from the OLE study suggests disease modification with statistically significant differences in the PUL v2.0 scale in the CAP-1002 original treatment group when compared to the original placebo group from HOPE-2. In addition, disease progression was attenuated equally in both groups once patients began treatment in the OLE. CAP-1002 treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study.

●	We are currently enrolling the HOPE-3, Phase III clinical study investigating CAP-1002 for the treatment of late-stage DMD patients for the potential approval of CAP-1002 in the United States. HOPE-3 is a multi-center, randomized, double-blind, placebo-controlled study currently designed to treat up to 68 patients at approximately 15-20 investigative sites in the United States. The primary outcome measure will be the full PUL v2.0 at one-year. HOPE-3 will also measure various secondary endpoints including cardiac function assessments. At this time, we have 13 active sites and are on track to fully enroll the currently designed study by the second half of 2023. At this time, our plans to conduct an interim analysis for sample size re-estimation and analysis of conditional power remain unchanged and we anticipate that these results will be available in the fourth quarter of this year.

Under our RMAT designation, we recently met with the FDA in a Type-B CMC meeting where we discussed our manufacturing plans in anticipation of a potential BLA application. In the meeting, we discussed our plans with respect to commercial manufacturing activities, including our potency assay and other product release criteria to support commercialization. In the meeting, we also discussed the potential need to add some number of patients to HOPE-3 who will be treated with commercial-scale Good Manufacturing Practice (“GMP”) CAP-1002 product manufactured at our new San Diego facility, in order to support a potential BLA application. Our San Diego facility is designed to produce commercial-scale GMP CAP-1002 product and we believe that it will be available to manufacture CAP-1002 doses by the third quarter of 2023. At this time, we have requested a follow-on Type B clinical meeting with FDA and expect to have further clarity following the FDA’s response on this topic. Furthermore, at the request of the FDA, we have submitted the 12-month results from our HOPE-2 OLE for their review and we continue to discuss our pathway towards potential registration.

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

●	Exosome-Based Therapeutics and Vaccines (Preclinical): We are focused on developing a precision-engineered exosome platform technology that has the ability to deliver defined sets of effector molecules which exert their effects through defined mechanisms of action. We recently published preclinical data on our StealthXTM platform showing the rapid development of a recombinant protein-based vaccine for immunization and prevention against SARS-CoV-2, the virus causing COVID-19. At this time, we are developing vaccines and therapeutics for infectious diseases, monogenic diseases and other potential indications. Our platform builds on advances in fundamental RNA and protein science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates. Our current strategy is focused on securing partners who will provide capital and additional resources to bring this program into the clinic, should we decide to do so.

As of March 31, 2023, we had cash, cash equivalents, and marketable securities totaling approximately $45.2 million. We estimate this will fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. This expectation excludes any potential additional milestone payments under our commercialization and distribution agreements with Nippon Shinyaku. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $7.8 million for each of the three month periods ended March 31, 2023 and 2022. As of March 31, 2023, we had an accumulated deficit of approximately $144.8 million. We expect to incur significant expenses and operating losses for the foreseeable future.

Recent Operational Developments

●	Continued discussions with FDA following our Type-B CMC meeting regarding commercial plans in anticipation of a potential BLA submission and we have now submitted a request for a Type-B clinical meeting.
●	We completed construction in our San Diego Research and Development Facility of a new GMP pilot manufacturing facility as we prepare for potential commercial launch. This facility is being designed to be compliant with U.S., European Medicines Agency (“EMA”), and other international standards. This facility is designed to produce commercial-scale GMP CAP-1002 product for further clinical and potential commercial use.
●	In February 2023 we entered into a Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku for the exclusive commercialization and distribution of CAP-1002 for DMD in Japan. Under the terms of the Japan Distribution Agreement, we will be responsible for the development of the clinical program in Japan required to obtain manufacturing and marketing approval for CAP-1002 as well as for the manufacturing of CAP-1002. Pursuant to the Japan Distribution Agreement, we have the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition, Capricor will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. We received an upfront payment of $12.0 million in the first quarter of 2023 and have the potential to receive additional milestone payments of up to approximately $89 million, subject to foreign currency exchange rates.
●	We are conducting an OLE study of the HOPE-2 trial in which 12 patients have elected to continue treatment of CAP-1002. In February 2023, we announced positive 18-month results from this ongoing OLE Study. The one year and 18-month data from this OLE study showed statistically significant improvements on the PUL v2.0 for patients on CAP-1002 testing three different hypotheses of treatment benefit during the open label extension. We plan to report the 24-month OLE data in the second quarter of this year.
●	Published preclinical data in the peer-reviewed journal, Microbiology Spectrum highlighting the therapeutic potential of our proprietary StealthXTM exosome platform. These results established the prospect of combining multiple targets in one vaccine and support exosomes as a potential suitable delivery vehicle for a variety of therapeutics cargo.

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

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002 and our exosome technologies. As we proceed with the clinical development of CAP-1002, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from public equity sales of securities and upfront payments pursuant to our U.S. and Japan Distribution Agreements with Nippon Shinyaku. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the US and in other territories across the world.

Our results have included non-cash compensation expense due to the issuance of stock options and warrants, as applicable. We expense the fair value of stock options and warrants over their vesting period as applicable. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions. Stock-based compensation expense is included in the condensed consolidated statements of operations under general and administrative (“G&A”) or research and development (“R&D”) expenses, as applicable. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three months ended March 31, 2023 and 2022 was approximately $3.0 million and zero, respectively. The Company started recognizing the $30.0 million upfront payment received from Nippon Shinyaku related to an Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku in the third quarter of 2022. Revenue is ratably recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical study.

Operating Expenses

Research and Development Expenses. R&D expenses consist primarily of compensation and other related personnel costs, supplies, clinical trial costs, patient treatment costs, rent for laboratories and manufacturing facilities, consulting fees, costs of personnel and supplies for manufacturing, costs of service providers for preclinical, clinical and manufacturing, certain legal expenses resulting from intellectual property prosecution, stock-based compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates.

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Three months ended March 31,
	2023	2022	Change ($)	Change (%)

Compensation and other personnel expenses	$2,250,753	$1,338,710	$912,043	68%
Duchenne muscular dystrophy (CAP-1002)	3,838,811	1,308,499	2,530,312	193%
Exosomes platform research	581,986	1,257,423	(675,437)	(54)%
Facility expenses	305,866	251,194	54,672	22%
Stock-based compensation	440,560	207,746	232,814	112%
Depreciation	137,750	89,990	47,760	53%
Research and other projects	105,793	662,137	(556,344)	(84)%
Total research and development expenses	$7,661,519	$5,115,699	$2,545,820	50%

R&D expenses for the three months ended March 31, 2023 increased by approximately $2.5 million, or 50%, compared to the three months ended March 31, 2022. The increase was primarily driven by the following:

●	$0.9 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$2.5 million increase in our CAP-1002 DMD program primarily due to the ongoing HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and our expanded manufacturing production efforts for CAP-1002;
●	$0.7 million decrease in exosomes platform research primarily due to reduced expenses related to certain research projects;
●	$0.1 million increase in facility expenses primarily due to expansion efforts;
●	$0.2 million increase in stock-based compensation expense primarily due to increases in headcount, risk-free rate and stock price, which resulted in an increase in fair value of options issued; and
●	$0.6 million decrease in research and other projects primarily due to the close-out of our INSPIRE program.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Three months ended March 31,
	2023	2022	Change ($)	Change (%)

Stock-based compensation	$1,754,223	$857,583	$896,640	105%
Compensation and other personnel expenses	873,385	847,879	25,506	3%
Professional services	464,977	738,693	(273,716)	(37)%
Facility expenses	155,713	61,517	94,196	153%
Other corporate expenses	261,587	210,163	51,424	24%
Total general and administrative expenses	$3,509,885	$2,715,835	$794,050	29%

G&A expenses for the three months ended March 31, 2023 increased by approximately $0.8 million, or 29%, compared to the three months ended March 31, 2022. The increase was primarily driven by the following:

●	$0.9 million increase in stock-based compensation expense primarily due to an increase in our risk-free rate and stock price, which resulted in an increase in fair value of options issued;
●	$0.3 million decrease in professional service expenses primarily due to a decrease in business development related expenses;
●	$0.1 million increase in facility expenses primarily due to expansion efforts; and
●	$0.1 million increase in other corporate expenses primarily related to travel and other general corporate expenses.

Investment Income. Investment income for the three months ended March 31, 2023 and 2022 was approximately $0.4 million and $13,440, respectively. The increase in investment income for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is due to increased interest rates and the higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

CAP-1002 for the treatment of DMD – We are currently conducting our HOPE-3, Phase III study for DMD and our ongoing OLE study of HOPE-2 for which we expect to spend approximately $15.0 million to $20.0 million in 2023. The expenses for our DMD program will include costs for personnel, clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2023 and December 31, 2022 and our net increase (decrease) in cash, cash equivalents, and marketable securities for the three months ended March 31, 2023 and 2022 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	March 31, 2023	December 31, 2022
Cash and cash equivalents	$10,606	$9,603
Marketable securities	$34,566	$31,818
Working capital	$9,462	$19,302
Stockholders’ equity	$6,206	$11,786

	Three months ended March 31,
Cash flow data	2023	2022
Cash provided by (used in):
Operating activities	$4,210	$24,047
Investing activities	(3,212)	(625)
Financing activities	4	27
Net increase in cash and cash equivalents	$1,002	$23,449

Our total cash, cash equivalents and marketable securities as of March 31, 2023 were approximately $45.2 million compared to approximately $41.4 million as of December 31, 2022. The increase in cash, cash equivalents and marketable securities from December 31, 2022 to March 31, 2023 is due to the upfront payment of $12.0 million from Nippon Shinyaku related to the Japan Distribution Agreement. As of March 31, 2023, we had approximately $47.7 million in total liabilities, of which $36.5 million relates to deferred revenue, and approximately $9.5 million in net working capital.

Cash provided by operating activities was approximately $4.2 million and approximately $24.0 million for the three months ended March 31, 2023 and 2022, respectively. The difference of approximately $19.8 million in cash from operating activities is due to the upfront payment of $12.0 million from Nippon Shinyaku. Furthermore, there was an increase of approximately $1.1 million in stock-based compensation and an increase of approximately $0.1 million in depreciation and amortization for the three months ended March 31, 2023 as compared to the same period in 2022. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow used in investing activities of approximately $3.2 million and approximately $0.6 million for the three months ended March 31, 2023 and 2022, respectively. The net change in cash used in investing activities for the three months ended March 31, 2023 as compared to the same period of 2022 is due to the net effect from purchases, sales and maturities of marketable securities.

We had cash flow provided by financing activities of $3,895 and $27,465 for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily due to the decrease in the proceeds from issuance of stock in connection to the ATM Programs (as described below).

From inception through March 31, 2023, we financed our operations primarily through private and public sales of our equity securities, government grants and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. At this time, we believe our cash resources are sufficient to fund our operations for at least the next twelve months. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our clinical and research activities;
●	the number and scope of our clinical and research programs;
●	the progress and success of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our ability to successfully manufacture product for our clinical trials and potential commercial use;
●	the availability of materials necessary to manufacture our product candidates;
●	the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements, if necessary;
●	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
●	additional costs associated with maintaining licenses and insurance;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of regulatory approvals.

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

Collaborations

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into the U.S. Distribution Agreement with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of CAP-1002 for the treatment of DMD.

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

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: Japan)

On February 10, 2023, Capricor entered into the Japan Distribution Agreement with Nippon Shinyaku. Under the terms of the Japan Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in Japan of CAP-1002 for the treatment of DMD.

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12 million in the first quarter of 2023 and in addition, Capricor will potentially receive additional development and sales-based milestone payments of up to approximately $89 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in Japan. Capricor will be responsible for the conduct of clinical development in Japan, as may be required, as well as the manufacturing of CAP-1002. Upon approval, Capricor will sell commercial product to Nippon Shinyaku in Japan. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

Financing Activities by the Company

ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement,”), with H.C. Wainwright & Co. LLC (“Wainwright”), under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission (the “SEC”), on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through December 31, 2022, the Company has sold an aggregate of 2,098,333 shares of common stock under the ATM Program at an average price of approximately $5.93 per share for gross proceeds of approximately $12.4 million. Approximately $62.6 million of common stock may still be sold pursuant to the ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.4 million. Subsequent to December 31, 2022 and through May 11, 2023, no additional shares have been sold under the ATM Program.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of March 31, 2023, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

The Company’s distribution agreements may entitle it to additional payments upon the achievement of milestones or shares of product revenue. The milestones are generally categorized into three types: development milestones, regulatory milestones and sales-based milestones. The Company evaluates whether it is probable that the consideration associated with each milestone or shared revenue payments will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and shared revenue payments, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income (loss) in the Company’s condensed consolidated statements of operation and comprehensive loss. Typically, milestone payments and shared revenue payments are achieved after the Company’s performance obligations associated with the distribution agreements have been completed and after the customer has assumed responsibility for the commercialization program. Milestones or shared revenue payments achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or shared revenue payments was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

The revenue standard requires the Company to assess whether a significant financing component exists in determining the transaction price. The Company performs this assessment at the onset of its distribution agreements. Typically, a significant financing component does not exist because the customer is paying for services in advance with an upfront payment. Additionally, future shared revenue payments are not substantially within the control of the Company or the customer.

Whenever the Company determines that goods or services promised in a contract should be accounted for as a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using either the proportional performance method or on a straight-line basis if efforts will be expended evenly over time. Percentage of completion of patient visits in clinical trials are used as the measure of performance. The Company feels this method of measurement to be the best depiction of the transfer of services and recognition of revenue. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on its condensed consolidated balance sheets.

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

Clinical Trial Expense

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process is designed to account for expenses resulting from our obligations under contracts with vendors, consultants, CROs and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our condensed consolidated financial statements by matching the appropriate expenses with the period in which services are provided and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

Recently Issued or Newly Adopted Accounting Pronouncements

Other recent accounting pronouncements issued by the Financial Accounting Standards Board, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2023, the fair value of our cash, cash equivalents and marketable securities was approximately $45.2 million. Additionally, as of March 31, 2023, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short-term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not involved in any material pending legal proceedings.

Item 1A. Risk Factors.

Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023, describes important risk factors that could cause our business, financial condition, results of operations and prospects to differ significantly from those suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or otherwise presented by us from time to time. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023.

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

10.1

Japan Commercialization and Distribution Agreement, dated as of February 10, 2023, by and among Capricor Therapeutics, Inc., Capricor, Inc., and Nippon Shinyaku Co. Ltd. (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2023). †

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

† Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: May 12, 2023	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)