Form 10-Q
period 2023-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2023-08-08
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, there were 25,776,867 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2023
	(unaudited)	December 31, 2022

CURRENT ASSETS
Cash and cash equivalents	$9,837,133	$9,603,242
Marketable securities	27,956,325	31,818,020
Receivables	547,580	547,580
Prepaid expenses and other current assets	583,835	919,892

TOTAL CURRENT ASSETS	38,924,873	42,888,734

PROPERTY AND EQUIPMENT, net	4,789,786	4,588,030

OTHER ASSETS
Lease right-of-use assets, net	2,028,367	2,349,974
Other assets	268,172	268,172

TOTAL ASSETS	$46,011,198	$50,094,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,115,182	$4,834,683
Accounts payable and accrued expenses, related party	18,628	89,234
Lease liabilities, current	707,425	682,039
Deferred revenue, current	29,312,439	17,980,599

TOTAL CURRENT LIABILITIES	35,153,674	23,586,555

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	1,518,173	1,878,070
Deferred revenue, net of current	3,231,929	9,467,932

TOTAL LONG-TERM LIABILITIES	8,126,361	14,722,261

TOTAL LIABILITIES	43,280,035	38,308,816

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,764,312 and 25,241,402 shares issued and outstanding, respectively	25,764	25,241
Additional paid-in capital	154,740,362	148,735,420
Accumulated other comprehensive income	179,693	105,244
Accumulated deficit	(152,214,656)	(137,079,811)

TOTAL STOCKHOLDERS’ EQUITY	2,731,163	11,786,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,011,198	$50,094,910

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

REVENUE
Revenue	$3,917,467	$—	$6,904,163	$—

TOTAL REVENUE	3,917,467	—	6,904,163	—

OPERATING EXPENSES
Research and development	8,817,389	4,965,088	16,478,908	10,080,787
General and administrative	2,847,337	2,356,666	6,357,222	5,072,501

TOTAL OPERATING EXPENSES	11,664,726	7,321,754	22,836,130	15,153,288

LOSS FROM OPERATIONS	(7,747,259)	(7,321,754)	(15,931,967)	(15,153,288)

OTHER INCOME (EXPENSE)
Other income	—	190,582	—	190,582
Investment income	380,680	21,761	797,122	35,201

TOTAL OTHER INCOME (EXPENSE)	380,680	212,343	797,122	225,783

NET LOSS	(7,366,579)	(7,109,411)	(15,134,845)	(14,927,505)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	84,707	22,830	74,449	22,830

COMPREHENSIVE LOSS	$(7,281,872)	$(7,086,581)	$(15,060,396)	$(14,904,675)

Net loss per share, basic and diluted	$(0.29)	$(0.29)	$(0.60)	$(0.61)
Weighted average number of shares, basic and diluted	25,335,342	24,324,156	25,291,591	24,303,564

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Six Months Ended June 30, 2023
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2022	25,241,402	$25,241	$148,735,420	$105,244	$(137,079,811)	$11,786,094

Stock-based compensation	—	—	2,194,784	—	—	2,194,784

Stock options exercised	13,752	14	3,881	—	—	3,895

Unrealized loss on marketable securities	—	—	—	(10,258)	—	(10,258)

Net loss	—	—	—	—	(7,768,266)	(7,768,266)

Balance at March 31, 2023	25,255,154	$25,255	$150,934,085	$94,986	$(144,848,077)	$6,206,249

Issuance of common stock, net of fees	452,385	452	2,129,943	—	—	2,130,395

Stock-based compensation	—	—	1,618,712	—	—	1,618,712

Stock options exercised	56,773	57	57,622	—	—	57,679

Unrealized gain on marketable securities	—	—	—	84,707	—	84,707

Net loss	—	—	—	—	(7,366,579)	(7,366,579)

Balance at June 30, 2023	25,764,312	$25,764	$154,740,362	$179,693	$(152,214,656)	$2,731,163

	For the Six Months Ended June 30, 2022
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2021	24,185,001	$24,185	$139,404,060	$—	$(108,060,279)	$31,367,966

Stock-based compensation	—	—	1,065,329	—	—	1,065,329

Stock options exercised	139,155	139	27,326	—	—	27,465

Net loss	—	—	—	—	(7,818,094)	(7,818,094)

Balance at March 31, 2022	24,324,156	$24,324	$140,496,715	$—	$(115,878,373)	$24,642,666

Stock-based compensation	—	—	1,157,904	—	—	1,157,904

Stock options exercised	10,796	11	14,995	—	—	15,006

Unrealized gain on marketable securities	—	—	—	22,830	—	22,830

Net loss	—	—	—	—	(7,109,411)	(7,109,411)

Balance at June 30, 2022	24,334,952	$24,335	$141,669,614	$22,830	$(122,987,784)	$18,728,995

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,134,845)	$(14,927,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	484,803	204,501
Stock-based compensation	3,813,496	2,223,233
Changes in lease liabilities	(12,904)	145,466
Changes in operating assets and liabilities:
Receivables	—	(155,830)
Prepaid expenses and other current assets	336,057	500,668
Other assets	—	7,550
Accounts payable and accrued expenses	280,499	11,465
Accounts payable and accrued expenses, related party	(70,607)	(505,253)
Deferred revenue	5,095,837	30,000,000
Net cash provided by (used in) operating activities	(5,207,664)	17,504,295

Cash flows from investing activities:
Purchase of marketable securities	(52,863,856)	(49,012,053)
Proceeds from sales and maturities of marketable securities	56,800,000	14,012,000
Purchases of property and equipment	(483,563)	(748,575)
Payments for leasehold improvements	(202,995)	(289,345)
Net cash provided by (used in) investing activities	3,249,586	(36,037,973)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,130,395	—
Proceeds from exercise of stock awards	61,574	42,471
Net cash provided by financing activities	2,191,969	42,471

Net increase (decrease) in cash and cash equivalents	233,891	(18,491,207)

Cash and cash equivalents balance at beginning of period	9,603,242	34,885,274

Cash and cash equivalents balance at end of period	$9,837,133	$16,394,067

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

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

Cash, cash equivalents, and marketable securities as of June 30, 2023 were approximately $37.8 million, compared to approximately $41.4 million as of December 31, 2022. In the first quarter of 2023, the Company received an upfront payment of $12.0 million from Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku”), a Japanese corporation, in accordance with its Japan Exclusive Commercialization and Distribution Agreement (see Note 7 – “License and Distribution Agreements”). Additionally, the Company has a Common Stock Sales Agreement in place with H.C. Wainwright & Co. LLC ("Wainwright") to create at-the-market equity programs under which the Company, from time to time, sells shares of its common stock (see Note 2 - "Stockholders' Equity").

The Company’s principal uses of cash are for research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

The Company’s future expenditures and capital requirements may be substantial and will depend on many factors, including, but not limited to, the following:

●	the timing and costs associated with our research and development activities, clinical trials and preclinical studies, including the enrollment and progress of our ongoing HOPE-3 Phase 3 clinical trial of CAP-1002 in DMD;
●	the timing and costs associated with the manufacturing of our product candidates, including the expansion of our manufacturing capacity to support the potential commercialization of CAP-1002 for DMD;
●	the timing and costs associated with potential commercialization of our product candidates;
●	the number and scope of our research programs, including the expansion of our exosomes program; and
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

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

Business Uncertainty Related to the Coronavirus

The COVID-19 pandemic presented substantial public health and economic challenges around the world. Our business operations and financial condition and results have been impacted to varying degrees.

In light of past uncertainties due to COVID-19 and its economic and other impacts, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, which was established by the CARES Act. The Company has submitted $738,778 in ERC for applicable 2020 and 2021 periods, receiving $191,199 in 2021. As of June 30, 2023, the Company has recorded a receivable for $547,580 for the remainder of funds expected to be received.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and are carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are presented as other comprehensive income (loss) as a separate component of stockholders’ equity. As of June 30, 2023, marketable securities consist primarily of short-term United States treasuries.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $254,702 and $112,011 for the three months ended June 30, 2023 and 2022, respectively, and $484,803 and $204,501 for the six months ended June 30, 2023 and 2022, respectively.

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
Furniture and fixtures	$143,573	$139,336
Laboratory equipment	4,698,136	4,237,089
Leasehold improvements	1,596,225	1,393,230
	6,437,934	5,769,655
Less accumulated depreciation	(1,648,148)	(1,181,625)
Property and equipment, net	$4,789,786	$4,588,030

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

Certain judgments affect the application of the Company’s revenue recognition policy. For example, the Company records short-term (less than one year) and long-term (over one year) deferred revenue based on its best estimate of when such revenue will be recognized. This estimate is based on the Company’s current operating plan, and the Company may recognize a different amount of deferred revenue over the next 12-month period if its plan changes in the future.

Under the Exclusive Commercialization and Distribution Agreement for the U.S. (the “U.S. Distribution Agreement”) with Nippon Shinyaku the transaction price consists of variable shared revenue payments and fixed components in the form of an upfront payment and milestones. The timing of the fixed component of the transaction price is upfront, however, the performance obligation is satisfied over a period of time, which is the estimated duration of the HOPE-3 clinical trial. Therefore, upon receipt of the upfront payment, a contract liability is recorded which represents deferred revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition.

Grant Income

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 5 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards. No grant income was recognized for the three and six months ended June 30, 2023 and 2022.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development (“R&D”) costs amounted to approximately $8.8 million and approximately $5.0 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $16.5 million and approximately $10.1 million for the six months ended June 30, 2023 and 2022, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $7.3 million and $7.1 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $15.1 million and $14.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

For the three and six months ended June 30, 2023 and 2022, warrants and options to purchase 7,784,934 and 6,142,203 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three and six months ended June 30, 2023 and 2022.

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

The following table summarizes fair value measurements by level at June 30, 2023 and December 31, 2022 for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
	Level I	Level II	Level III	Total
Marketable Securities	$27,956,325	$—	$—	$27,956,325

	December 31, 2022
	Level I	Level II	Level III	Total
Marketable Securities	$31,818,020	$—	$—	$31,818,020

Carrying amounts reported in the balance sheet of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. The carrying amounts of the Company’s marketable securities are based on market quotations from national exchanges at the balance sheet date. Interest and dividend income are recognized separately on the income statement based on classifications provided by the brokerage firm holding the investments. The fair value of borrowings is not considered to be significantly different from its carrying amount because the stated rates for such debt reflect current market rates and conditions. As of June 30, 2023 and December 31, 2022, the amortized cost for these marketable securities was $27,776,632 and $31,712,777, respectively.

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

From June 21, 2021 through June 30, 2023, the Company sold an aggregate of 2,550,718 shares of common stock under the ATM Program at an average price of approximately $5.74 per share for gross proceeds of approximately $14.6 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.5 million. Additionally, subsequent to June 30, 2023, the Company sold shares under the ATM Program (see Note 9 – “Subsequent Events”).

Outstanding Shares

At June 30, 2023, the Company had 25,764,312 shares of common stock issued and outstanding.

3.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the six months ended June 30, 2023:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2022	105,782	$1.37
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2023	105,782	$1.37

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		June 30,	December 31,	Exercise Price	Expiration
Type	Grant Date	2023	2022	per Share	Date

Common Warrants	12/19/2019	40,782	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
		105,782	105,782

Stock Options

The Company’s Board of Directors (the “Board”) has approved five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv) the 2020 Equity Incentive Plan (the “2020 Plan”), and (v) the 2021 Equity Incentive Plan (the “2021 Plan”). At this time, the Company only issues options under the 2020 Plan and the 2021 Plan and no longer issues options under the 2006 Stock Option Plan, the 2012 Plan, and the 2012 Non-Employee Director Plan.

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

As of June 30, 2023, 1,815,156 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended June 30, 2023 and 2022 were approximately $4.16 and $3.04 per share, respectively. The estimated weighted average fair value of the options granted during the six months ended June 30, 2023 and 2022 were approximately $3.55 and $2.90 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Expected volatility	115 - 121%	123 - 124%
Expected term	5 - 7 years	6 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	3.5 - 3.9%	1.5 - 2.9%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

General and administrative	$1,168,262	$910,638	$2,922,485	$1,768,221
Research and development	450,450	247,266	891,011	455,012
Total	$1,618,712	$1,157,904	$3,813,496	$2,223,233

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

As of June 30, 2023, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $13.7 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

The following is a schedule summarizing employee and non-employee stock option activity for the six months ended June 30, 2023:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2022	5,776,839	$2.97
Granted	2,505,479	4.00
Exercised	(147,819)	2.62	$228,597
Expired/Cancelled	(455,347)	3.80
Outstanding at June 30, 2023	7,679,152	$3.26	$11,815,022
Exercisable at June 30, 2023	3,430,336	$2.76	$7,008,821

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

4.            CONCENTRATIONS

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and marketable securities. The Company maintains accounts at three financial institutions. These accounts are each insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000. The Company’s cash, cash equivalents, and marketable securities in excess of the FDIC insured limits as of June 30, 2023, were approximately $37.5 million. Historically, the Company has not experienced any significant losses in such accounts and does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of June 30, 2023, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

6.            COMMITMENTS AND CONTINGENCIES

Short-Term Operating Leases

Capricor leases office space in Beverly Hills, California from The Bubble Real Estate Company, LLC ("Bubble Real Estate") pursuant to a lease beginning in 2013. Capricor subsequently entered into several amendments modifying certain terms of the lease. Effective January 1, 2021, we entered into a month-to-month lease amendment with Bubble Real Estate, which is terminable by either party upon 90 days’ written notice to the other party. Commencing in July 2022, the monthly lease payment was $7,869 per month. Effective July 1, 2023, the monthly lease payment was reduced to $7,619 per month.

Expenses incurred under short-term operating leases to unrelated parties for the three months ended June 30, 2023 and 2022 were $23,607 and $17,394, respectively. Expenses incurred under short-term operating leases to unrelated parties for the six months ended June 30, 2023 and 2022 were $47,214 and $34,788, respectively.

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

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of June 30, 2023:

2023 (remainder)	$402,744
2024	765,986
2025	710,259
2026	547,948
Total minimum lease payments	2,426,937
Less: imputed interest	(201,339)
Total operating lease liabilities	$2,225,598
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities	$707,425
Lease liabilities, net of current	1,518,173
Total operating lease liabilities	$2,225,598

Other Information:
Weighted average remaining lease term	3.12 years
Weighted average discount rate	5.37%

As of June 30, 2023, ROU assets for operating leases were approximately $2.0 million and operating lease liabilities were approximately $2.2 million. The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Lease costs, unrelated parties	$160,486	$158,084	$320,972	$316,168
Lease costs, related parties	32,120	—	64,240	—
Lease payments, unrelated parties	166,938	85,352	333,876	170,703
Lease payments, related parties	32,120	—	64,240	—

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

Employee Severances

The Board of Directors approves severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of June 30, 2023.

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

The JHU Exosome License Agreement will, unless sooner terminated, continue in each country until the date of expiration of the last to expire patent included within the patent rights in that country, or if no patents issue, then for 20 years. The JHU Exosome License Agreement may be terminated by Capricor upon 90 days’ written notice in its discretion and with 60 days’ notice with respect to any particular patent or application or as to any particular licensed product. The JHU Exosome License Agreement may also be terminated by either party if the other party fails to perform or otherwise breaches any of its obligations and fails to cure such breach within a 60-day cure period commencing upon notice. A material breach by Capricor may include (a) a delinquency with respect to payment or reporting; (b) the failure by Capricor to timely achieve a specified milestone or otherwise failing to diligently develop, commercialize, and sell licensed products throughout the term of the JHU Exosome License Agreement; (c) non-compliance with record keeping or audit obligations; (d) voluntary bankruptcy or insolvency of Capricor; and (e) non-compliance with Capricor’s insurance obligations. At this time, due to our focus on our proprietary StealthXTM program, we are still evaluating whether we will continue to utilize the technology developed pursuant to the SRA and the JHU Exosome License Agreement.

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

On March 20, 2015, August 5, 2016, December 26, 2017, June 20, 2018, and July 27, 2021, Capricor and CSMC entered into amendments to the Amended CSMC License Agreement, pursuant to which the parties agreed to add and delete certain patent applications from the list of scheduled patents, among other things. Capricor reimbursed CSMC for certain attorneys’ fees and filing fees incurred in connection with the additional patent applications.

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

On February 27, 2015, June 10, 2015, August 5, 2016, December 26, 2017, June 20, 2018, September 25, 2018, August 19, 2020, August 28, 2020, March 19, 2021 and July 14, 2023, Capricor and CSMC entered into amendments to the Exosomes License Agreement. Collectively, these amendments added additional patent applications and patent families to the Exosomes License Agreement, added certain defined product development milestone payments, modified certain milestone deadlines, and added certain performance milestones with respect to product candidates covered by certain future patent rights in order to maintain an exclusive license to those future patent rights; failure to meet those milestones would cause CSMC to have the right to convert the license from exclusive to non-exclusive or co-exclusive, or to terminate the license, subject to Capricor’s right to license such patent rights for internal research purposes on a non-exclusive basis.  These amendments also obligated Capricor to reimburse CSMC for certain attorneys’ fees and filing fees in connection with the additional patent applications and patent families.

Cell Line License Agreement with Life Technologies

On March 7, 2022, Capricor entered into a non-exclusive cell line license agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific, Inc., for the supply of certain cells which we will use in connection with the development of our exosomes platform. An initial license fee payment was made in the first quarter of 2022 and additional milestone fees may become due based on the progress of our development program.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into the U.S. Distribution Agreement with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of CAP-1002, for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the U.S. Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition Capricor will have the right to receive a meaningful double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. In the first quarter of 2022, Capricor received an upfront payment of $30.0 million. Pursuant to the terms of the U.S. Distribution Agreement, there are potential additional sales and development milestone payments of up to $705.0 million.

The Company has evaluated the U.S. Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. At the inception, the Company identified one distinct performance obligation. The Company determined that the performance obligation is the conduct of the HOPE-3, Phase 3 clinical trial.

The Company determined the initial transaction price totaled $30.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. The Company has allocated the total $30.0 million initial transaction price to its one distinct performance obligation. Revenue will be recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical trial to determine the extent of progress towards completion. Under this method, the transaction price is recognized over the contract’s entire performance period using a cost percentage per patient visit relative to the total estimated cost of patient visits. For the three months ended June 30, 2023, the Company recognized approximately $3.9 million as revenue. For the six months ended June 30, 2023, the Company recognized approximately $6.9 million as revenue. In relation to the U.S. Distribution Agreement, as of June 30, 2023, the Company recorded approximately $17.3 million as current deferred revenue and approximately $3.2 million as deferred revenue, net of current portion, on the Company’s condensed consolidated balance sheets.

The Company had no opening or closing contract asset balances recognized.  The difference between the opening and closing balances of the Company’s contract liability results from the Company performance of services in connection to its performance obligation.

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized. As of June 30, 2023, remaining performance obligations related to the U.S. Distribution Agreement were approximately $20.5 million.  At this time, we estimate that 84% of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations estimates are subject to change.

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

The Company has evaluated the Japan Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s condensed consolidated balance sheets as of June 30, 2023.

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

Payables to Related Party

As of June 30, 2023 and December 31, 2022, the Company had accounts payable and accrued expenses to related parties totaling $18,628 and $89,234, respectively. CSMC accounts for $8,628 and $79,234 of the total accounts payable and accrued expense to related parties as of June 30, 2023 and December 31, 2022, respectively. CSMC expenses relate to research and development costs, clinical trial costs, license and patent fees, and facilities rent. During the six months ended June 30, 2023 and 2022, the Company paid CSMC approximately $152,200 and $714,500, respectively, for such costs.

9.            SUBSEQUENT EVENTS

Additional Sales Under ATM Program

Subsequent to June 30, 2023 and through August 7, 2023, the Company sold an aggregate of 12,006 shares of common stock under the ATM Program at an average price of approximately $4.81 per share for gross proceeds of approximately $57,700. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the placement agent in the aggregate amount of approximately $2,000.

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

A summary description of our key product candidates, is as follows:

●	CAP-1002 for the treatment of DMD (Phase 3): Our core program is focused on the development and commercialization of a cell therapy technology (referred herein as CAP-1002) comprised of CDCs, which are an endogenous population of stromal cells isolated from donated cells of healthy human hearts, for the treatment of DMD. CAP-1002 is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, which is consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches, which aim to restore dystrophin expression. DMD is a rare form of muscular dystrophy which results in muscle degeneration and premature death. Additionally, the absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. The annual cost of care for patients with DMD is very high and increases with disease progression. We therefore believe that DMD represents a significant market opportunity for our product candidate, CAP-1002.

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

Additionally, we are currently conducting an open label extension (“OLE”) study of the HOPE-2 trial in which 12 patients have elected to continue treatment of CAP-1002. We announced positive one-year and two-year results from this ongoing OLE study. The HOPE-2-OLE study previously met its primary endpoint at the one-year timepoint on the PUL v2.0 scale (p=0.02). At the two-year timepoint, data showed statistically significant differences in the PUL v2.0 in the OLE treatment group when compared to the original rate of decline of the placebo group from HOPE-2 after one-year (p=0.021). LVEF was measured using cardiac magnetic resonance imaging (cMRI) and six of nine patients showed improvements in heart function with CAP-1002 treatment compared to their final assessment at the end of the HOPE-2 study. Over time, there was an increasing correlation with PUL v2.0 and ejection fraction results (24-month OLE results r=0.75, p=0.02). CAP-1002 treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study.

●	We are currently enrolling the HOPE-3, Phase 3 clinical trial investigating CAP-1002 for the treatment of late-stage DMD patients for the potential approval of CAP-1002 in the United States. HOPE-3 is a multi-center, randomized, double-blind, placebo-controlled study currently designed to treat up to 68 patients at approximately 15-20 investigative sites in the United States. The primary outcome measure will be the full PUL v2.0 at one-year. HOPE-3 will also measure various secondary endpoints including cardiac function assessments. At this time, 48 patients have been randomized across 17 active sites and we are on track to fully enroll the currently designed study in the fourth quarter of 2023. Furthermore, we plan to conduct an interim analysis which will focus on futility and we anticipate that these results will be available in the fourth quarter of this year.

Under our RMAT designation, in the first quarter of 2023, we met with the FDA in a Type-B CMC meeting where we discussed our manufacturing plans in anticipation of a potential BLA application. In the meeting, we discussed our plans with respect to commercial manufacturing activities, including our potency assay and other product release criteria to support commercialization. In the meeting, we also discussed the need to add some number of patients to HOPE-3 who will be treated with commercial-scale Good Manufacturing Practice (“GMP”) CAP-1002 product manufactured at our new San Diego facility, in order to support a potential BLA application. Our San Diego facility is designed to produce commercial-scale GMP CAP-1002 product and we anticipate clinical doses will be available in the third quarter of 2023.

Additionally, under our RMAT designation, we recently had a Type-B clinical meeting with the FDA during which we outlined our proposed path towards submission of a potential BLA and further discussed the ongoing HOPE-3 clinical trial with the agency. We expect to have further clarity regarding any proposed changes to HOPE-3 that may be required to further support the regulatory pathway for CAP-1002 following receipt of the FDA’s response on this topic. Furthermore, we have submitted to the FDA the one-year and two-year results from our HOPE-2 OLE trial for their review.

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

As of June 30, 2023, we had cash, cash equivalents, and marketable securities totaling approximately $37.8 million. We estimate this will fund our operating expenses and capital expenditure requirements through the third quarter of 2024. This expectation excludes any potential additional milestone payments under our commercialization and distribution agreements with Nippon Shinyaku. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $7.4 million and approximately $7.1 million for the three months ended June 30, 2023 and 2022, respectively. Our net losses were approximately $15.1 million and approximately $14.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $152.2 million. We expect to incur significant expenses and operating losses for the foreseeable future.

Recent Operational Developments

●	HOPE-3, our Phase 3 clinical trial of CAP-1002 in DMD continues to progress well. The multi-center, randomized, double-blind, placebo-controlled study is currently designed to treat up to 68 subjects in the United States. To date, 48 patients have been randomized across 17 active sites. We plan to complete enrollment and report the outcome from the interim analysis in the fourth quarter of 2023.
●	Continued discussions with the FDA where we held a Type-B clinical meeting held in the third quarter of 2023. During the meeting with the FDA, we outlined our proposed path towards submission of a potential BLA and further discussed the ongoing HOPE-3 clinical trial with the agency. We plan to share the outcome from this meeting once we receive the final minutes from the FDA.
●	Presented positive statistically significant 24-month results from ongoing HOPE-2 OLE study at the 2023 Parent Project Muscular Dystrophy (PPMD) Annual Conference. At the 24-month timepoint, data showed statistically significant differences in the PUL v2.0 in the OLE treatment group when compared to the original rate of decline of the placebo group from HOPE-2 after one-year (p=0.021). LVEF was measured using cardiac magnetic resonance imaging (cMRI) and six of nine patients showed improvements in heart function with CAP-1002 treatment compared to their final assessment at the end of the HOPE-2 study. Furthermore, the OLE study continues to show a favorable safety profile for long-term treatment of CAP-1002.
●	Completed construction of our San Diego GMP manufacturing facility in the first quarter of 2023 and plan to have commercial-scale GMP CAP-1002 clinical doses available in the third quarter of 2023.
●	In February 2023 we entered into a Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku for the exclusive commercialization and distribution of CAP-1002 for DMD in Japan. Under the terms of the Japan Distribution Agreement, we will be responsible for the development of the clinical program in Japan required to obtain manufacturing and marketing approval for CAP-1002 as well as for the manufacturing of CAP-1002. Pursuant to the Japan Distribution Agreement, we have the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition, Capricor will have the right to receive a meaningful, double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. We received an upfront payment of $12.0 million in the first quarter of 2023 and have the potential to receive additional milestone payments of up to approximately $89 million, subject to foreign currency exchange rates.
●	Featured in a poster session at the ISCT 2023 Annual Meeting highlighting the latest advancements related to our potency assay development for CAP-1002.

●	Published preclinical data in the peer-reviewed journal, Microbiology Spectrum, highlighting data on the prospect of combining multiple targets in one vaccine and support exosomes as a potential suitable delivery vehicle for a variety of therapeutic cargo.
●	Published preclinical data in bioRxiv highlighting data on the prospect of creating a dual-antigen vaccine with efficacy against SARS-CoV-2 and the influenza virus.
●	Featured in a poster session at SelectBIO Extracellular Vesicles 2023 highlighting the latest advancements related to methods for loading nucleic acid cargo in exosomes.
●	Appointed Philip J. Gotwals, Ph.D., to the Capricor Board of Directors. Dr. Gotwals has experience in drug development, research, corporate strategy and business development with a career spanning nearly 30 years in the biotechnology industry. Dr. Gotwals most recently served as the Global Head, Vice President of Business Development and Licensing at Novartis Institutes for Biomedical Research.
●	Appointed Paul Auwaerter, M.D., to the Capricor Board of Directors. Dr. Auwaerter brings over 30 years of internal medicine and infectious disease experience as the Sherrilyn and Ken Fisher Professor of Medicine at the Johns Hopkins University School of Medicine, serving as the Clinical Director for the Division of Infectious Diseases and Director of the Sherrilyn and Ken Fisher Center for Environmental Infectious Diseases.

As we seek to develop and commercialize CAP-1002 or any other product candidates including those related to our exosomes program, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until such time when we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations or other distribution agreements. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or other potential funding or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of CAP-1002 or our other product candidates.

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three months ended June 30, 2023 and 2022 was approximately $3.9 million and zero, respectively. Clinical development income for the six months ended June 30, 2023 and 2022 was approximately $6.9 million and zero, respectively. The Company started recognizing the $30.0 million upfront payment received from Nippon Shinyaku related to an Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku in the third quarter of 2022. Revenue is ratably recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical trial.

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

The following tables summarize our R&D expenses by category for each of the periods indicated:

	Three months ended June 30,
	2023	2022	Change ($)	Change (%)

Compensation and other personnel expenses	$2,442,742	$1,616,365	$826,377	51%
Duchenne muscular dystrophy (CAP-1002)	4,871,018	1,633,898	3,237,120	198%
Exosomes platform research	435,956	889,187	(453,231)	(51)%
Facility expenses	347,963	265,020	82,943	31%
Stock-based compensation	450,450	247,265	203,185	82%
Depreciation	157,407	100,487	56,920	57%
Research and other projects	111,853	212,866	(101,013)	(47)%
Total research and development expenses	$8,817,389	$4,965,088	$3,852,301	78%

R&D expenses for the three months ended June 30, 2023 increased by approximately $3.9 million, or 78%, compared with the three months ended June 30, 2022. The increase is primarily driven by the following:

●	$0.8 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$3.2 million increase in our CAP-1002 DMD program primarily due to the ongoing HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and our expanded manufacturing production efforts for CAP-1002;
●	$0.5 million decrease in exosomes platform research primarily due to reduced expenses related to certain research projects;
●	$0.1 million increase in facility expenses primarily due to expansion efforts;
●	$0.2 million increase in stock-based compensation expense primarily due to increases in headcount, risk-free rate and stock price, which resulted in an increase in fair value of options issued;
●	$0.1 million increase in depreciation primarily due to an increase in equipment purchases and capital improvements related to expansion efforts of our research and manufacturing facility in San Diego; and
●	$0.1 million decrease in research and other projects primarily due to the close-out of our INSPIRE program.

	Six months ended June 30,
	2023	2022	Change ($)	Change (%)

Compensation and other personnel expenses	$4,693,494	$2,955,076	$1,738,418	59%
Duchenne muscular dystrophy (CAP-1002)	8,709,829	2,942,396	5,767,433	196%
Exosomes platform research	1,017,942	2,146,610	(1,128,668)	(53)%
Facility expenses	653,830	516,214	137,616	27%
Stock-based compensation	891,010	455,012	435,998	96%
Depreciation	295,157	190,476	104,681	55%
Research and other projects	217,646	875,003	(657,357)	(75)%
Total research and development expenses	$16,478,908	$10,080,787	$6,398,121	63%

R&D expenses for the six months ended June 30, 2023 increased by approximately $6.4 million, or 63%, compared with the six months ended June 30, 2022. The increase was primarily driven by the following:

●	$1.7 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$5.8 million increase in our CAP-1002 DMD program primarily due to the ongoing HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and our expanded manufacturing production efforts for CAP-1002;
●	$1.1 million decrease in exosomes platform research primarily due to reduced expenses related to certain research projects;
●	$0.1 million increase in facility expenses primarily due to expansion efforts;
●	$0.4 million increase in stock-based compensation expense primarily due to increases in headcount, risk-free rate and stock price, which resulted in an increase in fair value of options issued;
●	$0.1 million increase in depreciation primarily due to an increase in equipment purchases and capital improvements related to expansion efforts of our research and manufacturing facility in San Diego; and
●	$0.7 million decrease in research and other projects primarily due to the close-out of our INSPIRE program.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following tables summarize our G&A expenses by category for each of the periods indicated:

	Three month ended June 30,
	2023	2022	Change ($)	Change (%)

Stock-based compensation	$1,168,262	$910,638	$257,624	28%
Compensation and other personnel expenses	861,130	710,487	150,643	21%
Professional services	441,874	475,837	(33,963)	(7)%
Facility expenses	162,090	61,095	100,995	165%
Other corporate expenses	213,981	198,609	15,372	8%
Total general and administrative expenses	$2,847,337	$2,356,666	$490,671	21%

G&A expenses for the three months ended June 30, 2023 increased by approximately $0.5 million, or 21%, compared to the three months ended June 30, 2022. The increase was primarily driven by the following:

●	$0.3 million increase in stock-based compensation expense primarily due to an increase in our risk-free rate and stock price, which resulted in an increase in fair value of options issued;
●	$0.2 million increase in compensation and other personnel related expenses; and

●	$0.1 million increase in facility expenses primarily due to expansion efforts.

	Six months ended June 30,
	2023	2022	Change ($)	Change (%)

Stock-based compensation	$2,922,485	$1,768,221	$1,154,264	65%
Compensation and other personnel expenses	1,734,516	1,558,366	176,150	11%
Professional services	906,851	1,214,530	(307,679)	(25)%
Facility expenses	317,803	122,612	195,191	159%
Other corporate expenses	475,567	408,772	66,795	16%
Total general and administrative expenses	$6,357,222	$5,072,501	$1,284,721	25%

G&A expenses for the six months ended June 30, 2023 increased by approximately $1.3 million, or 25%, compared to the six months ended June 30, 2022. The increase was primarily driven by the following:

●	$1.2 million increase in stock-based compensation expense primarily due to an increase in our risk-free rate and stock price, which resulted in an increase in fair value of options issued;
●	$0.2 million increase in compensation and other personnel related expenses;
●	$0.3 million decrease in professional service expenses primarily due to a decrease in business development related expenses;
●	$0.2 million increase in facility expenses primarily due to expansion efforts; and
●	$0.1 million increase in other corporate expenses primarily related to travel and other general corporate expenses

Investment Income. Investment income for the three months ended June 30, 2023 and 2022 was approximately $0.4 million and $21,761, respectively. Investment income for the six months ended June 30, 2023 and 2022 was approximately $0.8 million and $35,201, respectively. The increase in investment income for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 is due to increased interest rates and the higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

CAP-1002 for the treatment of DMD – We are currently conducting our HOPE-3, Phase 3 study for DMD and our ongoing OLE study of the HOPE-2 trial for which we expect to spend approximately $15.0 million to $20.0 million in 2023. The expenses for our DMD program will include costs for personnel, clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing if our CAP-1002 product is approved.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage preclinical development. We expect to spend approximately $2.0 million to $4.0 million during 2023 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform including the conduct of IND-enabling studies.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2023 and December 31, 2022 and our net increase (decrease) in cash, cash equivalents, and marketable securities for the six months ended June 30, 2023 and 2022 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	June 30, 2023	December 31, 2022
Cash and cash equivalents	$9,837	$9,603
Marketable securities	$27,956	$31,818
Working capital	$3,771	$19,302
Stockholders’ equity	$2,731	$11,786

	Six months ended June 30,
Cash flow data	2023	2022
Cash provided by (used in):
Operating activities	$(5,208)	$17,504
Investing activities	3,250	(36,038)
Financing activities	2,192	43
Net increase (decrease) in cash and cash equivalents	$234	$(18,491)

Our total cash, cash equivalents and marketable securities as of June 30, 2023 were approximately $37.8 million compared to approximately $41.4 million as of December 31, 2022. The decrease in cash, cash equivalents and marketable securities from December 31, 2022 to June 30, 2023 is due to a net loss of approximately $15.1 million for the six months ended June 30, 2023 and an upfront payment of $12.0 million from Nippon Shinyaku related to the Japan Distribution Agreement. As of June 30, 2023, we had approximately $43.3 million in total liabilities, of which $32.5 million relates to deferred revenue, and approximately $3.8 million in net working capital.

Cash used in operating activities was approximately $5.2 million and cash provided by operating activities was approximately $17.5 million for the six months ended June 30, 2023 and 2022, respectively. The difference of approximately $22.7 million in cash from operating activities is due to the upfront payment of $12.0 million from Nippon Shinyaku and deferred revenue. Furthermore, there was an increase of approximately $1.6 million in stock-based compensation and an increase of approximately $0.3 million in depreciation and amortization for the six months ended June 30, 2023 as compared to the same period in 2022. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow provided by investing activities of approximately $3.3 million and cash flow used in investing activities of approximately $36.0 million for the six months ended June 30, 2023 and 2022, respectively. The net change in investing activities for the six months ended June 30, 2023 as compared to the same period of 2022 is due to the net effect from purchases, sales and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $2.2 million and $42,471 for the six months ended June 30, 2023 and 2022, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily due to the increase in net proceeds from issuance of stock in connection to the ATM Program (as described below).

From inception through June 30, 2023, we financed our operations primarily through private and public sales of our equity securities, government grants and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the U.S. Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition, Capricor will have the right to receive a meaningful double-digit share of product revenue and additional development and sales-based milestone payments, if achieved. In the first quarter of 2022, Capricor received an upfront payment of $30.0 million. Pursuant to the terms of the U.S. Distribution Agreement, there are potential additional sales and development milestone payments of up to $705.0 million.

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

Financing Activities by the Company

ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement,”), with H.C. Wainwright & Co. LLC (“Wainwright”), under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission (the “SEC”), on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through August 7, 2023, the Company has sold an aggregate of 2,562,724 shares of common stock under the ATM Program at an average price of approximately $5.73 per share for gross proceeds of approximately $14.7 million. Approximately $60.3 million of common stock may still be sold pursuant to the ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.5 million.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of June 30, 2023, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Leases

ASC 842 requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use asset, or ROU asset. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance.

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

Certain judgments affect the application of the Company’s revenue recognition policy. For example, the Company records short-term (less than one year) and long-term (over one year) deferred revenue based on its best estimate of when such revenue will be recognized. This estimate is based on the Company’s current operating plan, and the Company may recognize a different amount of deferred revenue over the next 12-month period if its plan changes in the future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2023, the fair value of our cash, cash equivalents and marketable securities was approximately $37.8 million. Additionally, as of June 30, 2023, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short-term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: August 8, 2023	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)