Form 10-Q
period 2023-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2023-11-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, there were 30,792,869 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2023
	(unaudited)	December 31, 2022

CURRENT ASSETS
Cash and cash equivalents	$8,984,667	$9,603,242
Marketable securities	19,536,805	31,818,020
Receivables	547,580	547,580
Prepaid expenses and other current assets	458,417	919,892

TOTAL CURRENT ASSETS	29,527,469	42,888,734

PROPERTY AND EQUIPMENT, net	5,139,680	4,588,030

OTHER ASSETS
Lease right-of-use assets, net	2,217,009	2,349,974
Other assets	268,172	268,172

TOTAL ASSETS	$37,152,330	$50,094,910

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,771,772	$4,834,683
Accounts payable and accrued expenses, related party	20,178	89,234
Lease liabilities, current	729,567	682,039
Deferred revenue, current	25,405,084	17,980,599

TOTAL CURRENT LIABILITIES	32,926,601	23,586,555

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	1,683,656	1,878,070
Deferred revenue, net of current	953,470	9,467,932

TOTAL LONG-TERM LIABILITIES	6,013,385	14,722,261

TOTAL LIABILITIES	38,939,986	38,308,816

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,855,070 and 25,241,402 shares issued and outstanding, respectively	25,855	25,241
Additional paid-in capital	156,678,545	148,735,420
Accumulated other comprehensive income	113,208	105,244
Accumulated deficit	(158,605,264)	(137,079,811)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,787,656)	11,786,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,152,330	$50,094,910

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

REVENUE
Revenue	$6,185,814	$1,591,566	$13,089,977	$1,591,566

TOTAL REVENUE	6,185,814	1,591,566	13,089,977	1,591,566

OPERATING EXPENSES
Research and development	10,028,964	5,504,356	26,507,872	15,585,143
General and administrative	3,021,450	2,564,960	9,378,672	7,637,461

TOTAL OPERATING EXPENSES	13,050,414	8,069,316	35,886,544	23,222,604

LOSS FROM OPERATIONS	(6,864,600)	(6,477,750)	(22,796,567)	(21,631,038)

OTHER INCOME (EXPENSE)
Other income	—	—	—	190,582
Investment income	479,380	106,635	1,276,502	141,836
Loss on disposal of fixed assets	(5,388)	—	(5,388)	—

TOTAL OTHER INCOME (EXPENSE)	473,992	106,635	1,271,114	332,418

NET LOSS	(6,390,608)	(6,371,115)	(21,525,453)	(21,298,620)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	(66,485)	99,637	7,964	122,467

COMPREHENSIVE LOSS	$(6,457,093)	$(6,271,478)	$(21,517,489)	$(21,176,153)

Net loss per share, basic and diluted	$(0.25)	$(0.26)	$(0.85)	$(0.87)
Weighted average number of shares, basic and diluted	25,817,676	24,431,787	25,468,880	24,346,775

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	For the Nine Months Ended September 30, 2023
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2022	25,241,402	$25,241	$148,735,420	$105,244	$(137,079,811)	$11,786,094

Stock-based compensation	—	—	2,194,784	—	—	2,194,784

Stock options exercised	13,752	14	3,881	—	—	3,895

Unrealized loss on marketable securities	—	—	—	(10,258)	—	(10,258)

Net loss	—	—	—	—	(7,768,266)	(7,768,266)

Balance at March 31, 2023	25,255,154	$25,255	$150,934,085	$94,986	$(144,848,077)	$6,206,249

Issuance of common stock, net of fees	452,385	452	2,129,943	—	—	2,130,395

Stock-based compensation	—	—	1,618,712	—	—	1,618,712

Stock options exercised	56,773	57	57,622	—	—	57,679

Unrealized gain on marketable securities	—	—	—	84,707	—	84,707

Net loss	—	—	—	—	(7,366,579)	(7,366,579)

Balance at June 30, 2023	25,764,312	$25,764	$154,740,362	$179,693	$(152,214,656)	$2,731,163

Issuance of common stock, net of fees	69,985	70	221,011	—	—	221,081

Stock-based compensation	—	—	1,717,193	—	—	1,717,193

Stock options exercised	20,773	21	(21)	—	—	—

Unrealized loss on marketable securities	—	—	—	(66,485)	—	(66,485)

Net loss	—	—	—	—	(6,390,608)	(6,390,608)

Balance at September 30, 2023	25,855,070	$25,855	$156,678,545	$113,208	$(158,605,264)	$(1,787,656)

	For the Nine Months Ended September 30, 2022
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2021	24,185,001	$24,185	$139,404,060	$—	$(108,060,279)	$31,367,966

Issuance of common stock, net of fees	—	—	—	—	—	—

Stock-based compensation	—	—	1,065,329	—	—	1,065,329

Stock options exercised	139,155	139	27,326	—	—	27,465

Net loss	—	—	—	—	(7,818,094)	(7,818,094)

Balance at March 31, 2022	24,324,156	$24,324	$140,496,715	$—	$(115,878,373)	$24,642,666

Stock-based compensation	—	—	1,157,904	—	—	1,157,904

Stock options exercised	10,796	11	14,995	—	—	15,006

Unrealized gain on marketable securities	—	—	—	22,830	—	22,830

Net loss	—	—	—	—	(7,109,411)	(7,109,411)

Balance at June 30, 2022	24,334,952	$24,335	$141,669,614	$22,830	$(122,987,784)	$18,728,995

Issuance of common stock, net of fees	340,264	340	1,879,984	—	—	1,880,324

Stock-based compensation	—	—	1,087,133	—	—	1,087,133

Stock options exercised	27,468	28	1,490	—	—	1,518

Unrealized gain on marketable securities	—	—	—	99,637	—	99,637

Net loss	—	—	—	—	(6,371,115)	(6,371,115)

Balance at September 30, 2022	24,702,684	$24,703	$144,638,221	$122,467	$(129,358,899)	$15,426,492

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,525,453)	$(21,298,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	5,388	—
Depreciation and amortization	761,274	341,529
Stock-based compensation	5,530,689	3,310,366
Changes in lease liabilities	(13,921)	168,254
Changes in operating assets and liabilities:
Receivables	—	(155,830)
Prepaid expenses and other current assets	461,475	816,253
Other assets	—	7,550
Accounts payable and accrued expenses	1,937,089	735,985
Accounts payable and accrued expenses, related party	(69,057)	(515,232)
Deferred revenue	(1,089,977)	28,408,434
Net cash provided by (used in) operating activities	(14,002,493)	11,818,689

Cash flows from investing activities:
Purchase of marketable securities	(72,665,821)	(82,175,353)
Proceeds from sales and maturities of marketable securities	84,955,000	44,097,961
Purchases of property and equipment	(753,056)	(1,306,199)
Payments for leasehold improvements	(565,255)	(831,032)
Net cash provided by (used in) investing activities	10,970,868	(40,214,623)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,351,476	1,880,324
Proceeds from exercise of stock awards	61,574	43,989
Net cash provided by financing activities	2,413,050	1,924,313

Net decrease in cash and cash equivalents	(618,575)	(26,471,621)

Cash and cash equivalents balance at beginning of period	9,603,242	34,885,274

Cash and cash equivalents balance at end of period	$8,984,667	$8,413,653

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company” or “we”), is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”), a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, has multiple therapeutic drug candidates in various stages of development.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2023, from which the December 31, 2022 consolidated balance sheet was derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Cash, cash equivalents, and marketable securities as of September 30, 2023 were approximately $28.5 million, compared to approximately $41.4 million as of December 31, 2022. Subsequent to September 30, 2023, the Company completed a registered direct offering for gross proceeds of approximately $23.0 million (see Note 9 – “Subsequent Events”). In the first quarter of 2023, the Company received an upfront payment of $12.0 million from Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku”), a Japanese corporation, in accordance with its Japan Exclusive Commercialization and Distribution Agreement (see Note 7 – “License and Distribution Agreements”). Additionally, the Company has a Common Stock Sales Agreement in place with H.C. Wainwright & Co. LLC ("Wainwright") to create at-the-market equity programs under which the Company, from time to time, sells shares of its common stock (see Note 2 - "Stockholders' Equity").

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

The Company will require substantial additional capital to fund its operations. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. The Company would likely need to delay, curtail or terminate portions of its clinical trial and research and development programs. To the extent the Company issues additional equity securities, its existing stockholders would experience substantial dilution.

Business Uncertainty Related to the Coronavirus

The COVID-19 pandemic presented substantial public health and economic challenges around the world. Our business operations and financial condition and results have been impacted to varying degrees.

In light of past uncertainties due to COVID-19 and its economic and other impacts, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, which was established by the CARES Act. The Company has submitted $738,778 in ERC for applicable 2020 and 2021 periods, receiving $191,199 in 2021. As of September 30, 2023, the Company has recorded a receivable for $547,580 for the remainder of funds expected to be received. Subsequent to September 30, 2023, the Company received $191,463 in ERC funds for previously submitted credits.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and are carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are presented as other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). As of September 30, 2023, marketable securities consist primarily of short-term United States treasuries.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $276,471 and $137,028 for the three months ended September 30, 2023 and 2022, respectively, and $761,274 and $341,529 for the nine months ended September 30, 2023 and 2022, respectively.

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
Furniture and fixtures	$158,198	$139,336
Laboratory equipment	4,923,838	4,237,089
Leasehold improvements	1,958,485	1,393,230
	7,040,521	5,769,655
Less accumulated depreciation	(1,900,841)	(1,181,625)
Property and equipment, net	$5,139,680	$4,588,030

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

Grant Income

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 5 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards. No grant income was recognized for the three and nine months ended September 30, 2023 and 2022.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development (“R&D”) costs amounted to approximately $10.0 million and approximately $5.5 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $26.5 million and approximately $15.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $6.5 million and $6.3 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $21.5 million and $21.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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

For the three and nine months ended September 30, 2023, warrants and options to purchase 8,303,253 and 6,059,552 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three and nine months ended September 30, 2023 and 2022.

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

The following table summarizes fair value measurements by level at September 30, 2023 and December 31, 2022 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
	Level I	Level II	Level III	Total
Marketable Securities	$19,536,805	$—	$—	$19,536,805

	December 31, 2022
	Level I	Level II	Level III	Total
Marketable Securities	$31,818,020	$—	$—	$31,818,020

Carrying amounts reported in the balance sheet of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to their relatively short maturity. The carrying amounts of the Company’s marketable securities are based on market quotations from national exchanges at the balance sheet date. Interest and dividend income are recognized separately on the income statement based on classifications provided by the brokerage firm holding the investments. The fair value of borrowings is not considered to be significantly different from its carrying amount because the stated rates for such debt reflect current market rates and conditions. As of September 30, 2023 and December 31, 2022, the amortized cost for these marketable securities was $19,423,597 and $31,712,777, respectively.

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

From June 21, 2021 through September 30, 2023, the Company sold an aggregate of 2,620,703 shares of common stock under the ATM Program at an average price of approximately $5.74 per share for gross proceeds of approximately $15.0 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to

Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.5 million. Subsequent to September 30, 2023 and through the date of this filing, no shares were sold under the ATM Program.

Outstanding Shares

At September 30, 2023, the Company had 25,855,070 shares of common stock issued and outstanding.

3.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the nine months ended September 30, 2023:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2022	105,782	$1.37
Granted	—	—
Exercised	—	—
Outstanding at September 30, 2023	105,782	$1.37

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		September 30,	December 31,	Exercise Price	Expiration
Type	Grant Date	2023	2022	per Share	Date

Common Warrants	12/19/2019	40,782	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
		105,782	105,782

Subsequent to September 30, 2023, the Company issued warrants to purchase up to 4,935,621 shares of our common stock (see Note 9 – “Subsequent Events”).

Stock Options

The Company’s Board of Directors (the “Board”) has approved five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv) the 2020 Equity Incentive Plan (the “2020 Plan”), and (v) the 2021 Equity Incentive Plan (the “2021 Plan”). At this time, the Company only issues options under the 2020 Plan and the 2021 Plan and no longer issues options under the 2006 Stock Option Plan, the 2012 Plan, or the 2012 Non-Employee Director Plan.

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

As of September 30, 2023, 1,264,429 options remain available for issuance under the stock option plans.

The Company’s stock option plans are administered by the Board, in conjunction with the compensation committee of the Board, which determines the recipients and types of awards to be granted, as well as the number of shares subject to the awards, the exercise price and the vesting schedule. Each stock option granted will be designated in the award agreement as either an incentive stock option or a nonstatutory stock option. Notwithstanding such designation, however, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options. Stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, and generally vest over a period of one to four years. The term of stock options granted under each of the plans cannot exceed ten years.

The estimated weighted average fair value of the options granted during the three months ended September 30, 2023 and 2022 were approximately $4.93 and $4.41 per share, respectively. The estimated weighted average fair value of the options granted during the nine months ended September 30, 2023 and 2022 were approximately $3.88 and $3.04 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Expected volatility	111 - 121%	123 - 124%
Expected term	5 - 7 years	6 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	3.5 - 4.5%	1.5 - 3.9%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

General and administrative	$1,235,219	$943,075	$4,157,704	$2,711,296
Research and development	481,974	144,058	1,372,985	599,070
Total	$1,717,193	$1,087,133	$5,530,689	$3,310,366

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

As of September 30, 2023, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $14.4 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The following is a schedule summarizing employee and non-employee stock option activity for the nine months ended September 30, 2023:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2022	5,776,839	$2.97
Granted	3,287,979	4.36
Exercised	(180,227)	2.56	$364,525
Expired/Cancelled	(687,120)	3.80
Outstanding at September 30, 2023	8,197,471	$3.47	$3,692,525
Exercisable at September 30, 2023	3,859,994	$2.83	$3,173,089

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

4.            CONCENTRATIONS

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and marketable securities. The Company maintains accounts at three financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 and/or the Securities Investor Protection Corporation, as applicable. The Company’s cash, cash equivalents, and marketable securities in excess of the FDIC insured limits as of September 30, 2023, were approximately $28.3 million. Historically, the Company has not experienced any significant losses in such accounts and does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of September 30, 2023, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Expenses incurred under short-term operating leases to unrelated parties for the three months ended September 30, 2023 and 2022 were $22,857 and $23,340, respectively. Expenses incurred under short-term operating leases to unrelated parties for the nine months ended September 30, 2023 and 2022 were $70,071 and $58,128, respectively.

Long-Term Operating Leases

Capricor leases facilities in Los Angeles, California from Cedars-Sinai Medical Center (“CSMC”), a related party (see Note 8 – “Related Party Transactions”), pursuant to a lease (the “Facilities Lease”) entered into in 2014. Capricor has subsequently entered into several amendments modifying certain terms of the lease. In July 2022, we entered into an amendment for an additional 24-month period extending the term through July 31, 2024 with a monthly lease payment of $10,707. Additionally, in September 2023, we entered into an amendment pursuant to which Capricor was granted an option to extend the lease for an additional 24-month period extending the term through July 31, 2026 with a monthly lease payment of $11,028 commencing on August 1, 2024.

The Company entered into a lease agreement commencing October 1, 2021 with Altman Investment Co, LLC (“Altman”) for office and laboratory space located at 10865 Road to the Cure, Suite 150, in San Diego, California (the “San Diego Lease”). The rent is subject to a 3.0% annual rent increase during the initial lease term of five years, plus certain operating expenses and taxes. The San Diego Lease contains an option for Capricor to renew it for an additional term of five years.  The Company has subsequently entered into several amendments to the San Diego Lease increasing the square footage of the premises and effective July 1, 2022, the monthly lease payment was increased to $49,322 per month. Effective December 1, 2022, the monthly lease payment was increased to $51,444 per month. Effective October 1, 2023, the monthly lease payment was increased to $58,409 per month.

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

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of September 30, 2023:

2023 (remainder)	$219,952
2024	886,672
2025	910,106
2026	676,908
2027	—
Total minimum lease payments	2,693,638
Less: imputed interest	(280,415)
Total operating lease liabilities	$2,413,223
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities	$729,567
Lease liabilities, net of current	1,683,656
Total operating lease liabilities	$2,413,223

Other Information:
Weighted average remaining lease term	2.98 years
Weighted average discount rate	7.24%

As of September 30, 2023, ROU assets for operating leases were approximately $2.2 million and operating lease liabilities were approximately $2.4 million. The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Lease costs, unrelated parties	$165,921	$157,924	$486,894	$474,092
Lease costs, related parties	32,120	32,120	96,359	96,359
Lease payments, unrelated parties	166,938	135,137	500,814	305,840
Lease payments, related parties	32,120	32,120	96,359	96,359

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

Employee Severances

The Board of Directors approves severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of September 30, 2023.

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

On March 20, 2015, August 5, 2016, December 26, 2017, June 20, 2018, July 27, 2021, and August 7, 2023, Capricor and CSMC entered into several amendments to the Amended CSMC License Agreement, pursuant to which the parties agreed to add and delete certain patent applications from the list of scheduled patents and extend the timing of certain development milestones, among other things. Capricor reimbursed CSMC for certain attorneys’ fees and filing fees incurred in connection with the additional patent applications.

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

Cell Line License Agreement with Life Technologies

On March 7, 2022, Capricor entered into a non-exclusive cell line license agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific, Inc., for the supply of certain cells which we will use in connection with the development of our exosomes platform. An initial license fee payment was made in 2022 and additional milestone fees may become due based on the progress of our development program.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into the U.S. Distribution Agreement with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of CAP-1002, for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. In the first quarter of 2022, Capricor received an upfront payment of $30.0 million. Additionally, there are various potential development, regulatory, and if commercialized, sales-based milestones tied to the achievement of certain sales thresholds for annual net sales of CAP-1002 of up to $705.0 million. In addition to the $30.0 million upfront payment already received, there are potential milestones totaling up to $100.0 million leading up to and including the Biologics License Application (“BLA”) approval. The first milestone payment will be triggered upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome is determined to not be futile. Further, pursuant to the U.S. Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition, Capricor will have the right to receive a meaningful mid-range double-digit share of product revenue.

The Company has evaluated the U.S. Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. At the inception, the Company identified one distinct performance obligation. The Company determined that the performance obligation is the conduct of the HOPE-3, Phase 3 clinical trial.

The Company determined the initial transaction price totaled $30.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. The Company has allocated the total $30.0 million initial transaction price to its one distinct performance obligation. Revenue will be recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical trial to determine the extent of progress towards completion. Under this method, the transaction price is recognized over the contract’s entire performance period using a cost percentage per patient visit relative to the total estimated cost of patient visits. For the three months ended September 30, 2023, the Company recognized approximately $6.2 million as revenue. For the nine months ended September 30, 2023, the Company recognized approximately $13.1 million as revenue. In relation to the U.S. Distribution Agreement, as of September 30, 2023, the Company recorded approximately $13.4 million as current deferred revenue and approximately $1.0 million as noncurrent deferred revenue on the Company’s condensed consolidated balance sheets.

The Company had no opening or closing contract asset balances recognized.  The difference between the opening and closing balances of the Company’s contract liability results from the Company performance of services in connection to its performance obligation.

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized. As of September 30, 2023, remaining performance obligations related to the U.S. Distribution Agreement were approximately $14.4 million. At this time, we estimate that 93% of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations estimates are subject to change.

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

The Company has evaluated the Japan Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s condensed consolidated balance sheets as of September 30, 2023.

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

Payables to Related Party

As of September 30, 2023 and December 31, 2022, the Company had accounts payable and accrued expenses to related parties totaling approximately $20,178 and $89,234, respectively. CSMC accounts for approximately $10,022 and $79,234 of the total accounts payable and accrued expense to related parties as of September 30, 2023 and December 31, 2022, respectively. CSMC expenses relate to research and development costs, clinical trial costs, license and patent fees, and facilities rent. During the nine months ended September 30, 2023 and 2022, the Company paid CSMC approximately $194,400 and $752,800, respectively, for such costs.

9.            SUBSEQUENT EVENTS

October 2023 Financing

On October 3, 2023, the Company entered into Securities Purchase Agreements with its commercial partner, Nippon Shinyaku, Co., Ltd. and funds associated with Highbridge Capital Management, LLC (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 4,935,621 shares of its common stock, par value $0.001 per share, at a price per share of $4.66 for an aggregate purchase price of approximately $23.0 million. Each share of common stock offered was sold with a warrant to purchase one share of common stock at an exercise price of $5.70 per share. Each warrant will be exercisable beginning six months after issuance and will expire seven years from the date of issuance. As part of the Registered Direct Offering, the Company agreed not to issue or sell shares (subject to customary exceptions for employee stock option issuances and other customary exceptions) for a period of 30 days following the date of the prospectus supplement that was used in the Registered Direct Offering.  That prospectus was dated September 29, 2023, so the Company “lock-up” expired on October 29, 2023.  The Company’s directors and executive officers also entered into “lock-up” agreements with the placement agent in the Registered Direct Offering, which agreements are scheduled to expire on the 60th day following the date of the Securities Purchase Agreements, or December 2, 2023.

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

Since our inception, we have devoted substantial resources to developing CAP-1002 and our other product candidates including our exosomes platform, developing our manufacturing processes, staffing our company and providing general and administrative support for these operations. We do not have any products approved for sale. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of CAP-1002 for the treatment of DMD and our other product candidates. If successfully developed and approved, we intend to commercialize CAP-1002 in the United States and Japan with our partner, Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku”), and may enter into licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, or further distribution relationships, we expect that any revenue we generate will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

●	We have recently reached our target enrollment of 58 patients for Cohort A of the HOPE-3, Phase 3 clinical trial investigating CAP-1002 for the treatment of late-stage DMD patients for the potential approval of CAP-1002 in the United States. Cohort A of HOPE-3 is a multi-center, randomized, double-blind, placebo-controlled study currently designed to treat approximately 58 patients at approximately 15-20 investigative sites in the United States. The primary outcome measure will be the full PUL v2.0 at one-year. HOPE-3 will also measure various secondary endpoints including cardiac function assessments. Furthermore, we plan to conduct an interim analysis which will focus on futility and we anticipate that these results will be available in the fourth quarter of this year. Additionally, based on recent guidance from the FDA, we have now added an additional Cohort B to the HOPE-3 clinical study. This cohort is designed to enroll approximately 44 patents and enrollment will commence in the fourth quarter of 2023. The placebo-controlled, randomized cohort will assess similar measures as Cohort A. The aim of Cohort B is to support inclusion of our San Diego GMP manufacturing site. Furthermore, we have submitted to the FDA the one-year and two-year results from our HOPE-2 OLE trial for their review and we are planning to request a meeting with the FDA to discuss chemistry, manufacturing and controls (“CMC”) and explore the potential for expedited approval pathways.

The regulatory pathway for CAP-1002 is supported by RMAT designation as well as orphan drug designation. In addition, if Capricor were to receive FDA marketing approval for CAP-1002 for the treatment of DMD, Capricor would be eligible to receive a Priority Review Voucher (“PRV”) based on its previous receipt of a rare pediatric disease designation. Capricor retains full rights to the PRV, if received. Further, Capricor has entered into two Commercialization and Distribution Agreements with Nippon Shinyaku appointing Nippon Shinyaku as its exclusive distributor of CAP-1002 in the United States and Japan.

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

We estimate our current cash, cash equivalents and marketable securities will fund our operating expenses and capital expenditure requirements into 2025. This expectation includes the recent registered direct offering for approximately $23.0 million in gross proceeds and excludes any potential additional milestone payments under our Commercialization and Distribution Agreements with Nippon Shinyaku. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $6.4 million and approximately $6.4 million for the three months ended September 30, 2023 and 2022, respectively. Our net losses were approximately $21.5 million and approximately $21.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $158.6 million. We expect to incur significant expenses and operating losses for the foreseeable future.

Recent Operational Developments

CAP-1002 DMD Program Updates

●	Cohort A of our HOPE-3, Phase 3 clinical trial of CAP-1002 in DMD has reached its target enrollment of 58 patients. The multi-center, randomized, double-blind, placebo-controlled study is currently designed to treat approximately 58 subjects in the United States.
o	We plan to report the outcome from the interim futility analysis in the fourth quarter of 2023 and report top-line data from Cohort A in the fourth quarter of 2024.
o	We held a positive Type-B clinical meeting with FDA in the third quarter of 2023. During the meeting, we outlined our proposed path towards submission of a potential BLA and further discussed the ongoing HOPE-3 clinical trial with the agency. The FDA affirmed alignment on the current HOPE-3 clinical trial design. Based on the feedback from FDA, we plan to submit a BLA for CAP-1002, which will be supported by results from Cohort A which is using product manufactured from our Los Angeles site.
●	Although product from our San Diego site would not be required to support initial registration, we have designed Cohort B into the HOPE-3 trial, which will enroll approximately 44 patients. The aim of Cohort B is to support inclusion of our San Diego GMP manufacturing site. Cohort B is expected to commence enrollment in the fourth quarter of 2023.
●	Planning to request a meeting with the FDA in the first quarter of 2024 to discuss CMC and explore the potential for expedited approval pathways.
●	Hosted a webinar in conjunction with the nonprofit organization Parent Project Muscular Dystrophy (“PPMD”) to review key regulatory details and provide clinical updates for our CAP-1002 program for the treatment of DMD.
●	Announced data from two late-breaking posters presented at this year’s 28th International Annual Congress of the World Muscle Society (“WMS”).
o	Late-Breaking WMS Poster #1: Capricor’s 24-Month HOPE-2 Results Show CAP-1002’s Long-Term Safety and Efficacy in Patients with Late-Stage DMD. Data from the Company’s HOPE-2 OLE study measured by the Performance of the Upper Limb (PUL 2.0) showed a mean PUL 2.0 decline after 24-months of treatment with CAP-1002 was 2.8 points versus a 7.7-point decline on average observed over 24-months in the placebo patient group (delta change=4.9 points, p=0.021). The average rate of decline in CAP-1002 treated patients showed an attenuation of disease progression by approximately 64%. Additionally, CAP-1002 revealed clinically meaningful improvements in ameliorating cardiac function. The data showed that cardiac function, as measured by left ventricular ejection fraction (LVEF%) by MRI at the 24-month timepoint, improved in 67% of patients, compared to a steady decline in a comparable natural history population.

Exosome Platform Updates

●	Late-Breaking WMS Poster #2: StealthX™ Platform for Enhanced Exosome-Based ASO Delivery. One of the predominant strategies for treating DMD has been through the employment of antisense oligonucleotides to exclude exons resulting in DMD proteins with partially restored function. The main challenge of antisense drugs is to improve their delivery to target tissues. To overcome this challenge, a muscle-targeting moiety was engineered on the surface of the exosomes using the StealthX™ technology. The study results showed the presence of exosomes loaded with a labeled ASO in the lower limbs of mice 24 hours post-intravenous (IV) injection. Notably, the exosomes carrying the muscle-targeting moiety were not detected in any other tissues except for the expected clearance pathways (kidney and liver) with a single dose.
●	Featured in a poster session at the American Association of Extracellular Vesicles (“AAEV”) 2023 Annual Meeting showing exosomes loaded with siRNA targeting the RRM2 gene trigger apoptosis in the SKOV3 ovarian cancer cell-line.
●	Featured in a presentation and poster session at the 5th Exosome Based Therapeutic Development Summit. Our data poster highlighted scalable production, purification and characterization methods for exosome production and manufacturing.
●	Published preclinical data in the peer-reviewed publication PLOS ONE showing that nanograms of SARS-CoV-2 spike protein, delivered by exosomes induce neutralization of delta and omicron variants.
●	Featured in a poster session at SelectBIO Extracellular Vesicles 2023 highlighting the latest advancements related to methods for loading nucleic acid cargo in exosomes.

Corporate Updates

●	Announced completion of a registered direct offering on October 3, 2023 with participation from Nippon Shinyaku, Co., Ltd. and funds associated with Highbridge Capital Management, LLC. for the issuance and sale of 4,935,621 shares of our common stock. Each share of common stock offered was sold with a warrant to purchase one share of common stock at an exercise price of $5.70 per share. The gross proceeds from the offering were approximately $23.0 million, before deducting the placement agent's fees and other offering expenses.

●	Appointed Michael Kelliher to the Capricor Board of Directors. Mr. Kelliher is an experienced business development and finance professional with expertise in corporate strategy, mergers and acquisitions, strategic partnerships and licensing, with a career spanning more than 20 years with leading biotechnology and global pharmaceutical companies. Mr. Kelliher most recently served as Group Vice President of M&A and Business Development at Horizon Therapeutics (now Amgen).

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three months ended September 30, 2023 and 2022 was approximately $6.2 million and $1.6 million, respectively. Clinical development income for the nine months ended September 30, 2023 and 2022 was approximately $13.1 million and $1.6 million, respectively. The Company began to recognize the $30.0 million upfront payment received from Nippon Shinyaku related to an Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku in the third quarter of 2022. Revenue is ratably recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical trial (Cohort A).

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

The following tables summarize our R&D expenses by category for each of the periods indicated:

	Three months ended September 30,
	2023	2022	Change ($)	Change (%)

Compensation and other personnel expenses	$2,726,092	$2,002,568	$723,524	36%
Duchenne muscular dystrophy (CAP-1002)	5,616,093	2,045,997	3,570,096	174%
Exosomes platform research	549,022	928,401	(379,379)	(41)%
Facility expenses	379,969	271,374	108,595	40%
Stock-based compensation	481,974	144,058	337,916	235%
Depreciation	162,794	103,950	58,844	57%
Research and other	113,020	8,008	105,012	1,311%
Total research and development expenses	$10,028,964	$5,504,356	$4,524,608	82%

R&D expenses for the three months ended September 30, 2023 increased by approximately $4.5 million, or 82%, compared with the three months ended September 30, 2022. The increase is primarily driven by the following:

●	$0.7 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$3.6 million increase in our CAP-1002 DMD program primarily due to the ongoing HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and our expanded manufacturing production efforts for CAP-1002;
●	$0.4 million decrease in exosomes platform research primarily due to reduced expenses related to completion of certain research projects;
●	$0.1 million increase in facility expenses primarily due to expansion efforts;
●	$0.3 million increase in stock-based compensation expense primarily due to increases in headcount, risk-free rate and stock price, which resulted in an increase in fair value of options issued;
●	$0.1 million increase in depreciation primarily due to an increase in equipment purchases and capital improvements related to expansion efforts of our research and manufacturing facility in San Diego; and
●	$0.1 million increase in research and other.

	Nine months ended September 30,
	2023	2022	Change ($)	Change (%)

Compensation and other personnel expenses	$7,419,586	$4,957,644	$2,461,942	50%
Duchenne muscular dystrophy (CAP-1002)	14,325,922	4,988,393	9,337,529	187%
Exosomes platform research	1,566,963	3,075,011	(1,508,048)	(49)%
Facility expenses	1,033,799	787,587	246,212	31%
Stock-based compensation	1,372,985	599,070	773,915	129%
Depreciation	457,951	294,427	163,524	56%
Research and other	330,666	883,011	(552,345)	(63)%
Total research and development expenses	$26,507,872	$15,585,143	$10,922,729	70%

R&D expenses for the nine months ended September 30, 2023 increased by approximately $10.9 million, or 70%, compared with the nine months ended September 30, 2022. The increase was primarily driven by the following:

●	$2.5 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$9.3 million increase in our CAP-1002 DMD program primarily due to the ongoing HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and our expanded manufacturing production efforts for CAP-1002;
●	$1.5 million decrease in exosomes platform research primarily due to reduced expenses related to completion of certain research projects;
●	$0.2 million increase in facility expenses primarily due to expansion efforts;
●	$0.8 million increase in stock-based compensation expense primarily due to increases in headcount, risk-free rate and stock price, which resulted in an increase in fair value of options issued;
●	$0.2 million increase in depreciation primarily due to an increase in equipment purchases and capital improvements related to expansion efforts of our research and manufacturing facility in San Diego; and
●	$0.6 million decrease in research and other primarily due to the close-out of our INSPIRE program.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following tables summarize our G&A expenses by category for each of the periods indicated:

	Three months ended September 30,
	2023	2022	Change ($)	Change (%)

Stock-based compensation	$1,235,219	$943,075	$292,144	31%
Compensation and other personnel expenses	845,331	763,329	82,002	11%
Professional services	505,082	515,831	(10,749)	(2)%
Facility expenses	180,754	68,843	111,911	163%
Other corporate expenses	255,064	273,882	(18,818)	(7)%
Total general and administrative expenses	$3,021,450	$2,564,960	$456,490	18%

G&A expenses for the three months ended September 30, 2023 increased by approximately $0.5 million, or 18%, compared to the three months ended September 30, 2022. The increase was primarily driven by the following:

●	$0.3 million increase in stock-based compensation expense primarily due to an increase in our risk-free rate and stock price, which resulted in an increase in fair value of options issued;
●	$0.1 million increase in compensation and other personnel related expenses; and
●	$0.1 million increase in facility expenses primarily due to expansion efforts.

	Nine months ended September 30,
	2023	2022	Change ($)	Change (%)

Stock-based compensation	$4,157,704	$2,711,296	$1,446,408	53%
Compensation and other personnel expenses	2,579,847	2,321,695	258,152	11%
Professional services	1,411,933	1,730,361	(318,428)	(18)%
Facility expenses	498,556	191,455	307,101	160%
Other corporate expenses	730,632	682,654	47,978	7%
Total general and administrative expenses	$9,378,672	$7,637,461	$1,741,211	23%

G&A expenses for the nine months ended September 30, 2023 increased by approximately $1.7 million, or 23%, compared to the nine months ended September 30, 2022. The increase was primarily driven by the following:

●	$1.5 million increase in stock-based compensation expense primarily due to an increase in our risk-free rate and stock price, which resulted in an increase in fair value of options issued;
●	$0.3 million increase in compensation and other personnel related expenses;
●	$0.3 million decrease in professional service expenses primarily due to a decrease in business development related expenses; and
●	$0.3 million increase in facility expenses primarily due to expansion efforts.

Investment Income. Investment income for the three months ended September 30, 2023 and 2022 was approximately $0.5 million and $0.1 million, respectively. Investment income for the nine months ended September 30, 2023 and 2022 was approximately $1.3 million and $0.1 million, respectively. The increase in investment income for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 is due to increased interest rates and the higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

CAP-1002 for the treatment of DMD – We are currently conducting our HOPE-3, Phase 3 study for DMD and our ongoing OLE study of the HOPE-2 trial for which we expect to spend approximately $20.0 million to $24.0 million in 2023. The expenses for our DMD program will include costs for personnel, clinical, regulatory and manufacturing-

related expenses, including expenses related to the scale-up for potential commercial scale manufacturing if our CAP-1002 product is approved.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage preclinical development. We expect to spend approximately $2.5 million to $3.5 million during 2023 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform including the conduct of IND-enabling studies.

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and exosomes programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding and a strategic partner. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

●	the number of trials and studies in a clinical program;
●	the number of patients who participate in the trials;
●	the number of sites included in the trials;
●	the rates of patient recruitment and enrollment;
●	the duration of patient treatment and follow-up;
●	the costs of manufacturing our product candidates;
●	the availability of necessary materials required to make our product candidates; and
●	the costs, requirements and timing of, and the ability to secure, regulatory approvals.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2023 and December 31, 2022 and our net increase (decrease) in cash, cash equivalents, and marketable securities for the nine months ended September 30, 2023 and 2022 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	September 30, 2023	December 31, 2022
Cash and cash equivalents	$8,985	$9,603
Marketable securities	$19,537	$31,818
Working capital (deficit)	$(3,399)	$19,302
Stockholders’ equity (deficit)	$(1,788)	$11,786

	Nine months ended September 30,
Cash flow data	2023	2022
Cash provided by (used in):
Operating activities	$(14,003)	$11,819
Investing activities	10,971	(40,215)
Financing activities	2,413	1,924
Net decrease in cash and cash equivalents	$(619)	$(26,472)

Our total cash, cash equivalents and marketable securities as of September 30, 2023 were approximately $28.5 million compared to approximately $41.4 million as of December 31, 2022. The decrease in cash, cash equivalents and marketable securities from December 31, 2022 to September 30, 2023 is due to a net loss of approximately $21.5 million for the nine months ended September 30, 2023 and receipt of an upfront payment of $12.0 million from Nippon Shinyaku related to the Japan Distribution Agreement. As of September 30, 2023, we had approximately $38.9 million in total liabilities, of which $26.4 million relates to deferred revenue, and approximately $3.4 million in net working capital deficit.

Cash used in operating activities was approximately $14.0 million and cash provided by operating activities was approximately $11.8 million for the nine months ended September 30, 2023 and 2022, respectively. The difference of approximately $25.8 million in cash from operating activities is due to the upfront payment of $12.0 million from Nippon Shinyaku and deferred revenue. Furthermore, there was an increase of approximately $2.2 million in stock-based compensation and an increase of approximately $0.4 million in depreciation and amortization for the nine months ended September 30, 2023 as compared to the same period in 2022. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow provided by investing activities of approximately $11.0 million and cash flow used in investing activities of approximately $40.2 million for the nine months ended September 30, 2023 and 2022, respectively. The net change in investing activities for the nine months ended September 30, 2023 as compared to the same period of 2022 is due to the net effect from purchases, sales and maturities of marketable securities.

We had cash flow provided by financing activities of approximately $2.4 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily due to the increase in net proceeds from issuance of stock in connection to the ATM Program (as described below).

From inception through September 30, 2023, we financed our operations primarily through private and public sales of our equity securities, government grants and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the U.S Distribution Agreement, Capricor received an upfront payment of $30.0 million in the first quarter of 2022. Additionally, there are various potential development, regulatory, and if commercialized, sales-based milestones tied to the achievement of certain sales thresholds for annual net sales of CAP-1002 of up to $705.0 million. In addition to the $30.0 million upfront payment already received, there are potential milestones totaling up to $100.0 million leading up to and including the BLA approval. The first milestone payment will be triggered upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome is determined to not be futile. Further, pursuant to the U.S. Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and in addition Capricor will have the right to receive a meaningful mid-range double-digit share of product revenue.

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

Financing Activities by the Company

October 2023 Financing

On October 3, 2023, the Company entered into Securities Purchase Agreements with its commercial partner, Nippon Shinyaku, Co., Ltd. and funds associated with Highbridge Capital Management, LLC (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 4,935,621 shares of its common stock, par value $0.001 per share, at a price per share of $4.66 for an aggregate purchase price of approximately $23.0 million. Each share of common stock offered was sold with a warrant to purchase one share of common stock at an exercise price of $5.70 per share. Each warrant will be exercisable beginning six months after issuance and will expire seven years from the date of issuance. As part of the Registered Direct Offering, the Company agreed not to issue or sell shares (subject to customary exceptions for employee stock option issuances and other customary exceptions) for a period of 30 days following the date of the prospectus supplement that was used in the Registered Direct Offering.  That prospectus was dated September 29, 2023, so the Company “lock-up” expired on October 29, 2023.  The Company’s directors and executive officers also entered into “lock-up” agreements with the placement agent in the Registered Direct Offering, which agreements are scheduled to expire on the 60th day following the date of the Securities Purchase Agreements, or December 2, 2023.

ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement,”), with H.C. Wainwright & Co. LLC (“Wainwright”), under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission (the “SEC”), on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through September 30, 2023, the Company has sold an aggregate of 2,620,703 shares of common stock under the ATM Program at an average price of approximately $5.74 per share for gross proceeds of approximately $15.0 million. Approximately $60.0 million of common stock may still be sold pursuant to the ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.5 million. Subsequent to September 30, 2023 and through the date of this filing, no shares were sold under the ATM Program.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of September 30, 2023, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), (iii) the 2012 Non-Employee Director Stock Option Plan, (iv) the 2020 Equity Incentive Plan, and (v) the

2021 Equity Incentive Plan. At this time, the Company only issues options under the 2020 Plan and the 2021 Plan and no longer issues options under the 2006 Stock Option Plan, the 2012 Plan, or the 2012 Non-Employee Director Plan.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2023, the fair value of our cash, cash equivalents and marketable securities was approximately $28.5 million. Additionally, as of September 30, 2023, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short-term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: November 14, 2023	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Accounting Officer)