Form 10-K
period 2023-12-31
CAPRICOR THERAPEUTICS, INC.
filed 2024-03-11
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $119,715,277, based on the last reported sale of the registrant’s common stock on The Nasdaq Capital Market on June 30, 2023 of $4.78 per share.

As of March 7, 2024, there were 31,399,667 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders.

References to “the Company,” “Capricor Therapeutics,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Capricor Therapeutics, Inc., a Delaware corporation, and its subsidiaries, unless the context indicates otherwise. References to “Capricor” in this Annual Report on Form 10-K refer to our wholly owned subsidiary, Capricor, Inc., unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “potential,” “projects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements about the development of our product candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates; expectation of or dates for commencement of clinical trials; timing of study or trial results; manufacturing capabilities, investigational new drug filings, similar plans or projections; the regulatory approval of our drug candidates and dates for regulatory meetings; our ability to achieve product milestones and to receive milestone payments from commercial partners; our use of clinical research centers, third-party manufacturers and other contractors; our ability to find collaborative partners for research, development and commercialization of potential products; our or a designated third-party’s ability to manufacture products for clinical and commercial use; our ability to protect our patents and other intellectual property; our ability to market any of our products; our projected operating losses and ability to operate as a going concern; the impact of taxes on our business, including our ability to utilize net operating losses; our ability to compete against other companies and research institutions; the effect of potential strategic transactions on our business; acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates; our ability to attract and retain key personnel; the volatility of our stock price; our ability to continue as a going concern; and other risks and uncertainties detailed in the section of this Annual Report on Form 10-K entitled “Risk Factors”. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K.

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

The following discussion should be read together with our consolidated financial statements and related consolidated notes contained in this Annual Report on Form 10-K. Results for the year ended December 31, 2023 are not necessarily indicative of results that may be attained in the future.

PART I

ITEM 1. BUSINESS

Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”), a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs.

Technology and Platforms

Cell Therapy Platform

Our core program is focused on the development and commercialization of a cell therapy (referred to herein as CAP-1002) comprised of cardiosphere-derived cells (“CDCs”), which are a population of stromal cells isolated from donated cells of healthy human hearts currently being developed for the treatment of DMD. DMD is a rare, monogenic, X-linked muscle disease driven by the impaired production of functional dystrophin, which normally functions as a structural protein in muscle. The reduction of functional dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. CAP-1002 is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC-exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches that aim to restore dystrophin expression. Our CAP-1002 cell therapy program for the treatment of DMD is currently in Phase 3 clinical development in the United States, for which we expect to have top-line data available in the fourth quarter of 2024.

Exosomes Platform

Extracellular vesicles, including exosomes and microvesicles, are nano-scale, membrane-enclosed vesicles secreted by most cells and contain characteristic lipids, proteins and nucleic acids such as mRNA and microRNAs. They can signal through the binding and activation of membrane receptors or the delivery of their cargo into the cytosol of target cells. Exosomes act as messengers to regulate the functions of neighboring or distant cells and have been shown to regulate functions such as cell survival, proliferation, inflammation and tissue regeneration. Their size, low or null immunogenicity and ability to communicate in native cellular language potentially make them an exciting new class of therapeutic agents with the potential to expand our ability to address complex biological responses. Because exosomes are cell-free substances, they can be stored, handled, reconstituted and administered in similar fashion to common biopharmaceutical products such as antibodies. Aspects of our exosome pipeline have been supported through collaborations and alliances. Our collaborations and research around exosomes include the National Institutes of Health (“NIH”), the National Institute of Allergy and Infectious Diseases (“NIAID”), Johns Hopkins University (“JHU”), the Department of Defense (“DoD”), the U.S. Army Institute of Surgical Research (“USAISR”), and Cedars-Sinai Medical Center (“CSMC”). Our platform builds on advances in fundamental RNA and protein science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates. Currently, we are developing exosome-based vaccines and therapeutics for infectious diseases, monogenic diseases and other potential indications. Our current strategy is focused on securing partners who will provide capital and additional resources to enable us to bring this program into the clinic.

Objectives and Business Strategy

We believe that our cell therapy and exosome-based platforms can be used to develop novel therapeutics to treat a broad range of diseases. We intend to leverage our technology, collaborations and resources to develop therapeutics for diseases with high unmet needs. In pursuit of this objective, we intend to focus on the following activities:

●	continuing the development of our CAP-1002 program for the treatment of DMD in preparation for potential commercialization, which includes streamlining our manufacturing capabilities, furthering our commercial capabilities and securing additional partners in other markets around the world for the potential launch in the U.S., Japan and in other select territories;
●	advancing our exosome technology for therapeutic development, focused on internal research, strategic partnerships and collaborations; and
●	opportunistically evaluating strategic collaborations to accelerate development and commercialization timelines as well as potentially expand our pipeline within our core therapeutic areas.

Our History

Capricor, Inc., a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. Our core cell therapy technology was first identified in the academic laboratory of Dr. Eduardo Marbán while he was Chief of Cardiology at Johns Hopkins. Since its initial publication in 2007, CDCs have been the subject of over 100 peer-reviewed scientific publications and have been administered to over 200 human subjects across several clinical trials. We began to explore the therapeutic potential of exosomes as we learned that CDCs mediate most of their therapeutic activities through the secretion of exosomes.

We have assembled a scientific advisory board with cardiology and neurology experts, including DMD specialists. Our advisors include clinicians and researchers who are experts on DMD’s skeletal and cardiac aspects. Moreover, some of our advisors lead clinical units at some of the leading DMD centers in the United States and are actively involved in our drug development process and programs.

Capricor became public after the completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), in 2013, where Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics was listed on the Nasdaq Capital Market shortly thereafter and currently trades under the symbol “CAPR”. Capricor Therapeutics and Capricor have together raised approximately $145.0 million in equity capital (both privately and publicly) as well as approximately $90.0 million in non-dilutive funding from our partners including Nippon Shinyaku Co. Ltd., a Japanese corporation (“Nippon Shinyaku”), as well as government sources such as the NIH and the California Institute for Regenerative Medicine (“CIRM”).

Core Therapeutic Areas

Duchenne muscular dystrophy (DMD): DMD is a rare, monogenic, X-linked muscle disease with mortality at a median age of approximately 30 years. There is no cure for DMD, and for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. It is estimated that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is estimated to be approximately 15,000-20,000 in the United States. DMD pathophysiology is driven by the impaired production of functional dystrophin, which normally functions as a structural protein in muscle. The reduction of functional dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. Due to reduced functional dystrophin protein, affected individuals generally experience the following symptoms, although disease severity and life expectancy vary:

●	muscle damage characterized by inflammation and fibrosis beginning at an early age;
●	muscle weakness and progressive loss of muscle function beginning in the first few years of life;
●	decline of ambulation and respiratory function after the age of seven;
●	total loss of ambulation in the pre-teenage or early teenage years;
●	progressive loss of upper extremity function during mid- to late-teens;
●	respiratory and/or cardiac failure, resulting in death before the age of 30; and
●	cardiomyopathy eventually leads to heart failure, which is currently the leading cause of death among those with DMD.

Glucocorticoid treatment, the current standard of care, has been shown to improve muscle strength temporarily, prolong the period of ambulation and slow the progression of DMD. However, glucocorticoid use is associated with well-known adverse side effects, including: severe weight gain, stunted growth, weakening of bone structure (osteoporosis) and metabolic dysfunctions, among others. Despite recent therapeutic advances, DMD represents a significant societal and economic burden. The annual cost of care for patients with DMD is very high and increases with disease progression.  The economic burden includes costs associated with hospital admissions, medications, frequent doctor visits, assistive devices, as well as indirect costs related to productivity losses for caregivers and costs due to pain, anxiety, social handicap as well as end-of-life care expenses. While there are many clinical initiatives in DMD, Capricor’s program is one of the very few to focus on predominantly non-ambulant patients. These boys and young men are looking to maintain their function in their arms and hands and slow the progression of cardiomyopathy. We therefore believe that DMD represents a significant market opportunity for our product candidate, CAP-1002.

SARS-CoV-2: Coronaviruses are a large family of viruses that can cause illness in animals or humans. In humans, several known coronaviruses cause respiratory infections. These coronaviruses range from the common cold to more severe diseases such as severe acute respiratory syndrome (“SARS”), Middle East respiratory syndrome (“MERS”) and COVID-19. SARS-CoV-2 is the novel coronavirus first identified in humans in 2019 and is the cause of COVID-19. The risk of mortality increases with age and the risk of severe disease and mortality increases for persons with certain pre-existing diseases or comorbid conditions (e.g. cardiovascular disease, diabetes, chronic lung disease, obesity). Since late 2021, infections have been dominated by subvariants of the Omicron strain which continue to displace previous circulating strains by evading immunity and spreading more efficiently resulting in an increased risk of breakthrough infection among the vaccinated. As the world pivots from the kinds of responses needed during the pandemic, vulnerable populations need a vaccine strategy to provide protective durable immunity against current and emerging variants of SARS-CoV-2 to reduce the infection and disease burden for both the public and the health care systems globally. We therefore believe that SARS-CoV-2 represents a potential market opportunity for our exosome-based vaccine program.

Our Pipeline – Key Programs

CAP-1002: Duchenne Muscular Dystrophy Program: CAP-1002 is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, and anti-fibrotic actions of CDCs, with the goal of improving skeletal and cardiac muscle function in patients with DMD.

Phase 3 (HOPE-3) Clinical Trial: HOPE-3 is a Phase 3, multi-center, randomized, double-blind, placebo-controlled clinical trial comprised of two cohorts evaluating the safety and efficacy of CAP-1002 in participants with DMD and impaired skeletal muscle function who are on a stable regimen of systemic glucocorticoids. Non-ambulatory and ambulatory boys who meet eligibility criteria are randomly assigned to receive either CAP-1002 or placebo every 3 months for a total of 4 doses during the first 12-months of the study. Approximately 102 eligible study subjects will participate in this dual-cohort study. Enrollment has been completed for Cohort A where 61 subjects were randomized to either CAP-1002 or placebo in a 1:1 ratio and is intended to support a Biologics License Application (“BLA”) submission. In December 2023, we announced a positive outcome of the interim futility analysis for Cohort A of HOPE-3, which was reviewed by the Data Safety Monitoring Board (“DSMB”). This resulted in a favorable recommendation to continue the HOPE-3 trial as planned. At this time, we expect to have topline data available from Cohort A in the fourth quarter of 2024. Cohort A uses product manufactured at our Los Angeles facility.

Performance of the Upper Limb (PUL entry items) (1)

(CAP-1002 current DMD target population)

(1)	Image from HOPE-2 Lancet Publication (March 2022)

Enrollment is underway for Cohort B, which is designed to enroll approximately 44 participants randomized to either CAP-1002 or placebo in a 1:1 ratio. A primary efficacy and safety analysis will be performed for each individual cohort at month 12, following 4 administrations of CAP-1002 or placebo. We plan to complete enrollment for Cohort B in the second quarter of 2024. Cohort B uses product manufactured at our San Diego facility.

The primary outcome measure of the HOPE-3 study will be the Performance of the Upper Limb (“PUL”) v2.0, a validated tool specifically designed for assessing high (shoulder), mid (elbow) and distal (wrist and hand) functions, with a conceptual framework reflecting weakness progression in upper limb function. HOPE-3 will also measure various secondary endpoints including cardiac function assessments.

Under our RMAT designation, in the third quarter of 2023, we met with the FDA in a Type-B meeting where we discussed our manufacturing plans in anticipation of potentially submitting a BLA application. In this meeting, we affirmed alignment with respect to our Phase 3, HOPE-3 program. Additionally, we discussed our plans with respect to commercial manufacturing activities, including our potency assay and other product release criteria to support commercialization. We plan to meet with FDA in the first quarter of 2024 to continue discussing our pathway to BLA. In the upcoming Type-B meeting, we intend to discuss our further CMC plans for commercial launch, if approved, with the aim of expediting our BLA submission pathway. Our ultimate goal is to file a BLA allowing for the use of CAP-1002 commercial product manufactured at our San Diego facility.

Phase 2 HOPE-2 Clinical Trial: HOPE-2 was a randomized, double-blind, placebo-controlled clinical trial conducted at multiple sites in the United States and was completed in 2021. The clinical trial was designed to evaluate the safety and efficacy of repeated, intravenous doses of CAP-1002, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status. Approximately 90% of the patients in the study were non-ambulant and all patients were on a stable regimen of steroids. Demographic and baseline characteristics were similar between the two treatment groups. The final one-year results from HOPE-2 were published in The Lancet in March 2022, showing that the trial met its primary efficacy endpoint of the mid-level dimension of the PUL v1.2 (p=0.01) and additional positive endpoints of full PUL v2.0 (p=0.04). Although the PUL v1.2 for the mid-level was the primary endpoint established for the trial, we also conducted an analysis using the PUL v2.0 as the FDA suggested the use of the updated PUL v2.0 as the primary efficacy endpoint in support of a BLA. Left ventricular ejection fraction (LVEF), a global measure of cardiac pump function, decreased in the placebo group over time, but improved in the CAP-1002 group, showing a 107% slowing of the progression of cardiac disease (p=0.002). Additionally, the data suggested global improvements in cardiac function as measured by indexed volumes (LVESV, LVEDV). These are surrogate measures of cardiac function and are considered significant in relevance to long-term outcomes. Furthermore, the data showed a reduction in the biomarker CK-MB, an enzyme that is only released when there is cardiac muscle cell damage. In normal human subjects, there is typically no CK-MB measurable in the blood. It is well accepted that continuous muscle cell damage in DMD leads to pathologically high enzyme levels associated with cardiac muscle cell loss. To our knowledge, this is the first clinical study in DMD that correlates cardiac functional stabilization with a reduction of a biomarker of cell damage.  With the exception of steroids, preservation of function in DMD is uncommon. The results of the placebo patients were consistent with natural history, but in the treated group, most patients were stable or improved on these endpoints throughout the one-year treatment period. CAP-1002 was generally safe and well tolerated throughout the study. With the exception of hypersensitivity reactions early in the clinical trial, which were mitigated with a common pre-medication regimen, there were no serious safety signals identified by the HOPE-2 DSMB.

HOPE-2 Study Results - 12-Month Efficacy Data

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

*Graphed figures below

PUL v1.2 mid-level dimension (1)

Left ventricular ejection fraction % (LVEF) (1)

(1)	Images from HOPE-2 Lancet Publication (March 2022)

Phase 2 HOPE-2-Open Label Extension (“OLE”) Clinical Trial: We are currently conducting an OLE clinical trial available to all patients who participated in the HOPE-2 study which includes those patients who received placebo.

12 patients elected to continue treatment. We announced positive one-year and two-year results from this ongoing OLE study. Data from the study suggests disease modification with statistically significant differences in the PUL v2.0 scale in the CAP-1002 original treatment group when compared to the original placebo group from HOPE-2. The HOPE-2-OLE study previously met its primary endpoint at the one-year timepoint on the PUL v2.0 scale (p=0.02). At the two-year timepoint, data showed statistically significant differences in the PUL v2.0 in the OLE treatment group when compared to the original rate of decline of the placebo group from HOPE-2 after one-year (p=0.021). LVEF was measured using cardiac magnetic resonance imaging (cMRI) and six of nine patients showed improvements in heart function with CAP-1002 treatment compared to their final assessment at the end of the HOPE-2 study. CAP-1002 treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study. At this time, we expect to have three-year data available from this OLE study in the second quarter of 2024.

Phase 1/2 HOPE-Duchenne Clinical Trial: HOPE-Duchenne was a randomized, controlled, multi-center Phase 1/2 clinical trial which was designed to evaluate the safety and exploratory efficacy of CAP-1002 in patients with cardiomyopathy associated with DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either CAP-1002 on top of usual care or usual care only. In patients receiving CAP-1002, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients were observed over the course of 12 months. Efficacy was evaluated according to several exploratory outcome measures. This study was funded in part through a grant award from the CIRM. In 2019, this study was published in Neurology, the medical journal of the American Academy of Neurology. As shoulder function had already been lost in most of the HOPE-Duchenne participants, investigators used the combined mid-distal PUL subscales to assess changes in skeletal muscle function and found significant improvement in those treated with CAP-1002 in a defined post-hoc analysis. Among the lower-functioning patients, defined as patients with a baseline mid-distal PUL score < 55 out of 58, investigators reported sustained or improved motor function at 12 months in 8 of 9 (89%) patients treated with CAP-1002 as compared to none (0%) of the usual care participants (p=0.007). Additionally, we reported improvements in systolic thickening of the left ventricular wall as well as reduction in scarring of the heart muscle among those treated with CAP-1002 relative to the control group. CAP-1002 was generally safe and well-tolerated in the HOPE-Duchenne trial. There was no significant difference in the incidences of treatment-emergent adverse events in either group. There were no early study discontinuations due to adverse events.

CAP-1002 - Investigator Sponsored Clinical Trials: Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. These cells were developed as part of the Company’s past research and development efforts. The first trial is known as “Regression of Fibrosis and Reversal of Diastolic Dysfunction in HFpEF Patients Treated with Allogeneic CDCs (the “REGRESS trial”). Dr. Eduardo Marbán is the named principal investigator under the study. The second trial is known as “Pulmonary Arterial Hypertension treated with Cardiosphere-derived Allogeneic Stem Cells (the “ALPHA trial”). Enrollment of the REGRESS and ALPHA trials have been completed. In December 2023, the results from the ALPHA study were published in the peer-reviewed journal, eBioMedicine, a Lancet journal. The Phase 1 results were shown to be safe, with no short-term clinical safety adverse events related to the investigational product, which was the primary outcome measure of the study. Although this study was only designed to assess the safety of the CAP-1002 infusions, investigators observed encouraging changes that might indicate the 16 patients who received CAP-1002 infusions had improved cardiopulmonary health.

Exosome Platform: Our exosome platform program consists of engineered exosomes and exosomes derived from CDCs (CAP-2003), both of which are in preclinical development.

Exosome Platform: Engineered Exosome-Based Vaccines: The StealthX™ vaccine is a proprietary vaccine developed internally by Capricor utilizing exosomes that were engineered to express either spike or nucleocapsid proteins on the surface. Preclinical results from murine and rabbit models published in the peer-reviewed journal, Microbiology Spectrum, showed the StealthX™ vaccine, resulted in robust antibody production, potent neutralizing antibodies, a strong T-cell response and a favorable safety profile. These effects were obtained with administration of only nanogram amounts of protein and without adjuvant or synthetic lipid nanoparticles. Exosomes offer a new antigen delivery system that could potentially be utilized to rapidly generate multivalent protein-based vaccines. Recently, we were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, will conduct a Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval. At this time, we have submitted an Investigational New Drug Application (“IND”) to the FDA for our StealthX™ vaccine, which is currently under review and we anticipate that if the IND is approved, that NIAID plans to initiate this trial in late 2024. NIAID's Division of

Microbiology and Infectious Diseases (DMID) would oversee the study. If NIAID finds that our StealthX™ vaccine meets its criteria for safety and efficacy, they may consider our program for a funded Phase 2.

Exosome Platform: Engineered Exosome-Based Therapeutics: We are focused on developing a precision-engineered exosome platform technology that has the potential to deliver defined sets of effector molecules that exert their effects through defined mechanisms of action. At this time, we are exploring the use of our proprietary StealthX™ exosome platform for a broad range of therapeutic applications including targeted RNA, protein and small molecule therapeutics to treat or prevent a variety of diseases.

Exosome Platform: CDC-Derived Exosomes (CAP-2003): CAP-2003 is the name of our exosomes product candidate which are derived from CDCs. We have promising preclinical data in several indications from studies done utilizing CAP-2003 in our labs as well as in collaboration with other academic institutions. In 2020, we filed an IND with the FDA to investigate the use of CAP-2003 in patients with DMD. The FDA has requested more information related to manufacturing for this product candidate and we are evaluating the next steps for this program as we continue to further develop our exosome platform.

These programs represent our core technology and products.

The following table summarizes our active product development programs:

Product Candidate	Indication	Development Stage	Distributor/Partner/Collaborator
CAP-1002 (allogeneic CDCs)	Duchenne muscular dystrophy*	Phase 3 (HOPE-3) Cohort A: enrollment complete Cohort B: enrolling Phase 2 (HOPE-2) completed**	Nippon Shinyaku Co., Ltd. (U.S. and Japan rights)
Exosome protein-based vaccine (multivalent design)	SARS-CoV-2	IND submitted	Collaboration with National Institute of Allergy and Infectious Diseases
Engineered Exosomes (RNA, protein and small molecule delivery)	Evaluating	Preclinical
CAP-2003 (CDC-exosomes)	Duchenne muscular dystrophy	IND submitted

* The FDA has granted orphan drug, Regenerative Medicine Advanced Therapy, and Rare Pediatric Disease designations to CAP-1002 for the treatment of DMD.

**We are currently conducting an OLE study of the HOPE-2 trial.

Manufacturing, Supply and Distribution

We have developed proprietary Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow manufacturing and testing of our product candidates to support both clinical development as well as potential commercialization. Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. These regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. We continue to enhance, refine and optimize our manufacturing processes. We currently maintain two manufacturing facilities for the production of CAP-1002. In 2022, we completed construction of our San Diego Research and Development Facility (GMP pilot manufacturing facility) as we prepare for potential commercial launch, subject to FDA approval. This facility was designed to be compliant with U.S. and European Medicines Agency (“EMA”) standards. This facility is currently producing CAP-1002 product for clinical use in Cohort B of our HOPE-3 trial and supporting our OLE trials. We are preparing for a potential commercial launch, subject to FDA approval, from the San Diego facility. It is to be determined whether the FDA will ultimately approve commercial manufacturing at this facility. Our second manufacturing facility is located within our laboratory, research and manufacturing facilities at CSMC in Los Angeles pursuant to a Facilities Lease. In that portion of the leased premises where we manufacture CAP-1002 and may manufacture our exosome products for potential clinical use, we believe that we follow, current good manufacturing practices to the extent that they are applicable to the stage of our clinical programs although our facility at CSMC is not current Good Manufacturing Practices (“cGMP”) qualified for commercial at this time. Capricor manufactured CAP-1002 in this facility for our current and previous studies including Cohort A of the HOPE-3 trial. Our Facilities Lease at CSMC has an expiration date of July 31, 2026.

In the third quarter of 2023, we met with the FDA, where we affirmed alignment with respect to our Phase 3, HOPE-3 program where the FDA agreed to allow us to submit a BLA supported by results using product manufactured at our Los Angeles manufacturing site. At this time, we are planning on utilizing such data for the submission of a BLA, but it is to be determined whether the FDA will ultimately approve commercial manufacturing at this facility. The sale of commercial product produced in our Los Angeles facility may require the consent of CSMC.

We are required to obtain and maintain certain other licenses in connection with our manufacturing facilities and activities. At this time, we have a Drug Manufacturing License issued from the State of California for both our San Diego and CSMC facilities. We are currently applying for a Tissue Bank License from the State of California for both of our facilities.

Additionally, in February 2024, we entered into a License and Services Agreement with Azzur Cleanrooms-on-Demand – San Diego, LLC (the “Azzur License Agreement”) pursuant to which we have been granted an exclusive license to use certain space and the non-exclusive right to use certain equipment and property for our early phase clinical and/or pre-clinical manufacturing purposes. We are planning to use this facility to manufacture our exosome-based vaccine for potential clinical use to support our collaboration with NIAID.

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

Manufacturing Process for Engineered-Exosome Technologies

We have also made significant progress planning the next steps for the manufacturing process for our exosome product candidates. We believe these developments will enable us to scale up our manufacturing capabilities and allow us to manufacture enough material for early-stage clinical development, subject to FDA approval. We have explored the use of various cell sources to generate our exosomes for preclinical and potential clinical use.

Manufacturing Process for CDC-Exosomes (CAP-2003)

The process for manufacturing CAP-2003 starts with the proprietary process of creating a cell bank from donor heart tissue through the expansion of CDCs. Afterwards, exosomes are isolated from the expanded CDCs. After these exosomes are prepared, formulated, filled, tested, and validated, the exosomes product may become available for clinical investigation, subject to regulatory approval.

Material Agreements, License Agreements & Collaborations

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

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into a Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of CAP-1002 for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the U.S Distribution Agreement, Capricor received an upfront payment of $30.0 million in the first quarter of 2022. The first milestone payment of $10.0 million was paid upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. Additionally, there are potential milestones totaling up to $90.0 million leading up to and including the BLA approval. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of CAP-1002 of up to $605.0 million. Further, pursuant to the U.S. Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and Capricor will have the right to receive a meaningful mid-range double-digit share of product revenue.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: Japan)

On February 10, 2023, Capricor entered into a Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku. Under the terms of the Japan Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in Japan of CAP-1002 for the treatment of DMD.

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12.0 million in the first quarter of 2023 and in addition, Capricor may potentially receive additional development and sales-based milestone payments of up to approximately $89.0 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in Japan. Capricor will be responsible for the conduct of clinical development in Japan, as may be required, as well as the manufacturing of CAP-1002. Subject to regulatory approval, Capricor will sell commercial product to Nippon Shinyaku in Japan. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

Collaboration Agreement with NIH

In 2023, we were notified by the NIH that we had been selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, will conduct a Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval. NIAID's Division of Microbiology and Infectious Diseases (DMID) will oversee the study. Under the terms of the collaboration, Capricor will be responsible for supplying investigational product for the trial.

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

Pursuant to the Rome License Agreement, Capricor paid the University of Rome a license issue fee, is currently paying minimum annual royalties in the amount of 20,000 Euros per year, and is obligated to pay a lower-end of a mid-range double-digit percentage on all royalties received as a result of sublicenses granted, which are net of any royalties paid to third parties under a license agreement from such third-party to Capricor. The minimum annual royalties are creditable against future royalty payments.

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

License Agreement for Exosome-based Vaccines and Therapeutics

Capricor and JHU entered into an Exclusive License Agreement (the “JHU Exosome License Agreement”), effective April 28, 2021 for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics. The JHU Exosome License Agreement provided for the grant of an exclusive, worldwide, royalty-bearing license of JHU’s co-owned rights by JHU to Capricor, with the right to sublicense, in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how. The JHU Exosome License Agreement was terminated by Capricor on December 15, 2023.

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

Pursuant to the Amended CSMC License Agreement, Capricor remains obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a low double-digit percentage of the consideration received from any sublicenses or other grant of rights. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to obtain a license from a third-party for patent rights in connection with the royalty-bearing product.

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

Capricor and CSMC have entered into several amendments to the Amended CSMC License Agreement, pursuant to which the parties agreed to add and delete certain patent applications from the list of scheduled patents and extend the timing of certain development milestones, among other things. Capricor reimbursed CSMC for certain attorneys’ fees and filing fees incurred in connection with the additional patent applications.

We recently received a letter from CSMC alleging that pursuant to the Amended CSMC License Agreement between CSMC and Capricor, Capricor has certain overdue payment obligations to CSMC arising out of a milestone payment received by Capricor pursuant to the U.S. Distribution Agreement entered into between Capricor and Nippon Shinyaku. The notice letter requests that Capricor cure the alleged breaches of the Amended CSMC License Agreement, and reserves CMSC’s purported right to terminate the Amended CSMC License Agreement if such alleged breaches are not cured. We dispute the allegations in the letter from CSMC and intend to vigorously defend our position and pursue all available remedies, but there is no guarantee that any disputes that we have with CSMC will be resolved or if resolved, will not result in our incurring certain payment and other obligations.

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

Pursuant to the Exosomes License Agreement, CSMC was paid a license fee and Capricor reimbursed CSMC for certain fees and costs incurred in connection with the preparation and prosecution of certain patent applications. Additionally, Capricor is required to meet certain non-monetary development milestones and is obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a single-digit percentage of the consideration received from any sublicenses or other grant of rights. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to obtain a license from a third-party for patent rights in connection with the royalty bearing product.

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

Capricor and CSMC have entered into several amendments to the Exosomes License Agreement. Collectively, these amendments added additional patent applications and patent families to the Exosomes License Agreement, added certain defined product development milestone payments, modified certain milestone deadlines, added certain performance milestones with respect to product candidates covered by certain future patent rights in order to maintain an exclusive license to those future patent rights, and converted certain exclusive rights to co-exclusive rights. These amendments also obligated Capricor to reimburse CSMC for certain attorneys’ fees and filing fees in connection with the additional patent applications and patent families.

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

Patents and Proprietary Rights

Our goal is to obtain, maintain and enforce patent rights for our products, formulations, manufacturing processes, methods of use and other proprietary technologies, preserve our trade secrets, and operate without knowingly infringing on the valid and enforceable proprietary rights of other parties, both in the United States and abroad. Our policy is to actively seek to obtain, where appropriate, the broadest and focused intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. Even patent protection, however, may not always afford us with complete protection against competitors who seek to circumvent our patents. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure and use of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions relevant to our technologies and important to our business.

The development of complex biotechnology products such as ours typically includes the early discovery of a technology platform – often in an academic institution – followed by increasingly focused development around a product opportunity, including identification and definition of a specific product candidate and development of manufacturing processes, formulations, patient selection and treatment regimes, and delivery and dosage regimens. As a result, biotechnology products are often protected by several families of patent filings that are made at different times in the development cycle and cover different aspects of the product. Earlier filed broad patent applications directed to the discovery of the platform technology thus usually expire ahead of patents covering later developments such as manufacturing processes, specific formulations, additional indications and dosing regimens. Patent expirations on products may therefore span several years and vary from country to country based on the scope of available coverage. Our patents, or patent applications, if issued and upon payment of patent maintenance fees, would expire as early as 2024 and as late as 2044 or beyond depending on any patent term adjustment or patent term extension. There are also limited opportunities to obtain extensions of patent terms in certain countries. The earlier expiring patents are generally directed to precursor cell populations or early non-DMD indications and administration methods. We have patents directed to CAP-1002 for the treatment of DMD that expire in 2038 unless otherwise extended under Hatch-Waxman. We continue to file patents on processes, indications, dosage forms and formulations directed to extend the patent portfolio related to CAP-1002 and our exosome technologies as our technology progresses.

Our product candidates and our technologies are primarily protected by composition of matter and process (methods of use and methods of making) patents and patent applications as well as trade secrets. As of the date of this filing, we have 46 granted patents and 15 pending patent applications covering processes and compositions of matter related to our CDC (CAP-1002) technology and 37 granted patents and 43 pending patent applications covering processes and compositions of matter related to our exosome technology.

Regulatory Designations

Regulatory Designations for CAP-1002 for the treatment of DMD

In 2015, the FDA granted orphan drug designation to CAP-1002 for the treatment of DMD. Orphan drug designation is granted by the FDA’s Office of Orphan Drug Products to drugs intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States or a disease or condition that affects more than 200,000 people in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. This designation confers special incentives to the drug developer, including tax credits on the clinical development costs and prescription drug user fee waivers and may allow for a seven-year period of market exclusivity in the United States upon FDA approval.

In 2017, the FDA granted Rare Pediatric Disease Designation to CAP-1002 for the treatment of DMD. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and that affects fewer than 200,000 individuals in the United States, or a disease or condition that affects more than 200,000 people in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Under the FDA's Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying New Drug Application (“NDA”) or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times. If Capricor were to receive market approval for CAP-1002 by the FDA, Capricor would be eligible to receive a Priority Review Voucher based on its designation as a rare pediatric disease.

In 2018, we were granted the Regenerative Medicine Advanced Therapy (“RMAT”) designation for CAP-1002 for the treatment of DMD. The FDA grants the RMAT designation to regenerative medicine therapies intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates a potential to address unmet medical needs for that condition. The RMAT designation makes therapies eligible for the same actions to expedite the development and review of a marketing application that are available to drugs that receive fast track or breakthrough therapy designation – including increased meeting opportunities, early interactions to discuss any potential surrogate or intermediate endpoints and the potential to support accelerated approval. CAP-1002 is one of the few therapies currently in development to help late-stage patients with DMD. To receive the RMAT designation, we submitted data from the HOPE-Duchenne Trial.

Trademarks

Our trademarks are generally filed to protect our corporate brand, our products and our platform technologies. We typically file trademark applications and pursue their registration in the U.S., Europe and other markets in which we anticipate using such trademarks. We are the owner of several common law, and federal trademark registrations or applications in the U.S. including, but not limited to, Capricor®, Capricor Therapeutics, STEALTHX™ and the Capricor logo. Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

Research and Development

Capricor’s research and development program has been advanced in part through federal and state grants and loan awards totaling approximately $28.0 million to date. Our ongoing research and development activities primarily concern CDCs and exosomes and are focused on the characterization of their composition and actions, the evaluation of their therapeutic potential in selected disease settings, the development of next generation product candidates, and the identification of new technologies and indications.

Competition

We are engaged in fields that are characterized by extensive worldwide research and competition by pharmaceutical companies, medical device companies, specialized biotechnology companies, hospitals, physicians, academic institutions, government agencies and research organizations both in the United States and abroad. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of DMD, which includes competitors both in the United States and internationally. With CAP-1002, we expect to face competition from existing products and products in development.  In addition, at this time, there are four FDA conditionally approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are phosphorodiamidate Morpholino oligomers (PMOs) approved for the treatment of DMD patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku (U.S. subsidiary: NS Pharma, Inc.). In June 2023, the FDA approved Sarepta’s BLA application seeking accelerated approval of Elevidys (delandistrogene moxeparvovec), its microdystrophin gene therapy, for the treatment of ambulant individuals with Duchenne. There are multiple other companies focused on developing genetic based therapies that target dystrophin mechanisms and non-dystrophin mechanisms for the treatment of DMD. Additionally, competition is particularly intense for products involving the treatment or prevention of diseases associated with COVID-19. The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies being involved. Many of the organizations competing with us have substantially greater financial resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. We expect any future products and product candidates we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects, and convenience of treatment procedures. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. The drugs that we are attempting to develop will have to compete with existing and future therapies. Our future success will depend in part on our ability to maintain a competitive position with respect to evolving cell therapy and exosome technologies. There can be no assurance that existing or future therapies developed by others will not render our potential products obsolete or noncompetitive. In addition, companies pursuing different but related fields represent substantial competition. These organizations also compete with us to attract patients for clinical trials, qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

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

FDA Approval Process for Drugs and Biologics

Pharmaceutical products, including biological products such as ours, may not be commercially marketed without prior approval from the FDA and comparable regulatory agencies in other countries. In the United States, the process for receiving such approval is long, expensive and risky, and includes the following steps:

●	preclinical laboratory tests, animal studies, and formulation studies;
●	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an IRB at each clinical site before each trial may be initiated;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;
●	submission to the FDA of an NDA, for a drug, or BLA, for a biological product;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP;
●	a potential FDA audit of the pre-clinical and clinical trial sites that generated the data in support of the NDA or BLA;
●	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
●	FDA review and approval of the NDA or BLA prior to any commercial marketing or sale of the drug in the United States; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirement to conduct post-approval studies.

Sponsors submit NDAs in order to obtain marketing approval for drugs. Sponsors submit BLAs in order to obtain marketing approval for biologics, which include, among other product classes, vaccines.

Regulation by U.S. and foreign governmental authorities is a significant factor affecting our ability to commercialize any of our products, as well as the timing of such commercialization and our ongoing research and development activities. The commercialization of drug products requires regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, non-clinical and clinical testing, manufacturing, processing, packaging, validation, safety, labeling, storage, record keeping, registration, listing, distribution, advertising, sale, marketing and post-marketing commitments of our products. The lengthy process of seeking these approvals, and compliance with applicable laws and regulations, require expending substantial resources.

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

Typically, clinical testing involves a three-phase process; however, the phases may overlap or be combined:

●	Phase 1 clinical trials typically are conducted in a small number of volunteers or patients to assess the early tolerability and safety profile, the pattern of drug absorption, distribution and metabolism, the mechanism of action in humans, and may include studies where investigational drugs are used as research to explore biological phenomena or disease processes;
●	Phase 2 clinical trials typically are conducted in a limited patient population with a specific disease in order to assess appropriate dosages and dose regimens, expand evidence of the safety profile and evaluate preliminary efficacy; and
●	Phase 3 clinical trials typically are larger scale, multicenter, well-controlled trials conducted on patients with a specific disease to generate enough data to statistically evaluate the efficacy and safety of the product, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

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

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees. Upon submission of the first section of the application FDA may revoke the Fast Track designation if it believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Regenerative Medicine Advanced Therapies (RMAT) Designation

The FDA has established a RMAT designation as part of its implementation of the Cures Act. The RMAT designation program is intended to fulfill the Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

Among the conditions for an NDA or BLA approval is the requirement that the manufacturing operations conform on an ongoing basis with cGMP. In complying with cGMP, we must expend time, money and effort in the areas of training, production and quality control within our own organization and at our contract manufacturing facilities. A successful inspection of the manufacturing facility by the FDA is usually a prerequisite for final approval of a pharmaceutical product. Following approval of the NDA or BLA, we and our manufacturers will remain subject to periodic inspections by the FDA to assess compliance with cGMP requirements and the conditions of approval. We will also face similar inspections coordinated by foreign regulatory authorities if we are selling or manufacturing in foreign countries. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

Additionally, efforts to contain healthcare costs (including drug prices) have become a priority of federal and state governments. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution by generic products. There has also been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Several federal healthcare reform efforts have been adopted in recent years which aim to restrict drug product pricing and limit reimbursement. For further details, See Part I, Item 1- Healthcare Reform. We anticipate additional state and federal healthcare reform measures will be adopted in the future. These may include price controls and cost-containment measures, or more restrictive policies in jurisdictions with existing controls and measures, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and potentially could reduce demand for our products once approved, create additional pricing pressures, or ultimately limit our net revenue and results.

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

In Japan, almost all medical-use drugs that have been approved (i.e., whose efficacy and safety have been confirmed) under the Pharmaceuticals and Medical Devices Act may be covered by the National Health Insurance (“NHI”). In order to be covered by the NHI, a drug must be listed on the NHI drug price standard within 60 or 90 days after approval for marketing. After the NHI drug price is listed, the NHI price, which is the official price of drugs, will be reviewed and updated on a regular basis. In principle, NHI price revisions are conducted once every two years in conjunction with the April revision of medical fees. When NHI drug prices are revised, most drugs will be priced lower than before the revision. The reason for this is that between pharmaceutical wholesalers and medical institutions and pharmacies, drugs are sold at prices lower than the NHI price, and the basic principle of NHI price revision is to reduce the NHI price in line with the prevailing market price. Accordingly, the NHI drug price revisions every two years may lead to the cut of the drug price in Japan.

Other Healthcare Fraud and Abuse Laws

Although we currently do not have any products on the market and do not make patient referrals or bill Medicare, Medicaid, or other government or commercial third-party payors, our activities, including current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may be subject to additional healthcare laws, regulations and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and physician sunshine laws. Some of our pre-commercial activities also may be subject to some of these laws.

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity, including a prescription drug manufacturer or a party acting on its behalf, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service that may be reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers, among others, on the other, including, for example, arrangements relating to consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common business activities from prosecution under the Anti-Kickback Statute. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or the “ACA”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. A violation of the federal Anti-Kickback Statue includes per violation civil monetary penalties and significant criminal fines under the statute, additional civil penalties and treble damages under the False Claims Act, as discussed in more detail below, possible imprisonment, and mandatory exclusion from participation in the federal healthcare programs, meaning that federal healthcare programs would no longer reimburse (directly or indirectly) for products or services furnished by the excluded entity or individuals.

The U.S. federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, certain of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $13,946 and $27,894 per false claim or statement for penalties assessed after January 15, 2024 with respect to violations occurring after November 2, 2015. Other penalties include the potential for exclusion from participation in federal healthcare programs. Additionally, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. Regulatory guidance and obligations continue to evolve. For example, on December 10, 2020, the Office for Civil Rights (“OCR”) issued a proposed rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care, among other changes. Finally, pursuant to legislation passed in 2021, OCR recently issued guidance on recognized security practices for covered entities and business associates.  OCR indicated that recognized security practices will not be an aggravating factor in OCR investigations, but that implementation of recognized security practices strengthen an organization’s cybersecurity and regulatory posture, as well as possibly lessening enforcement penalties in a potential regulatory enforcement. As HIPAA and HITECH requirements evolve, we may be required to update our compliance strategies or modify our business processes to comply.

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

In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For instance, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020, giving California residents expanded privacy rights, and requiring businesses to provide detailed information about their data practices. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for PHI and certain clinical trial data, the CCPA’s implementation standards and enforcement practices may increase our compliance costs and legal risks. Additionally, the California Privacy Rights Act (“CPRA”) was passed in November 2020 and amended the CCPA beginning in 2023. The CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have been adopted in other states or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Additional compliance investment and potential business process changes may be required to respond to this rapidly changing privacy law landscape. If we fail to comply with existing or new privacy laws and regulations, we could face legal liability from regulatory actions or litigation, as well as reputational damage.

Additionally, the U.S. federal Physician Payments Sunshine Act (the “Sunshine Act”), created under the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to Centers for Medicare and Medicaid Services (“CMS”) information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and licensed chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, certified nurse-midwives and U.S. teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 (adjusted annually for inflation) per year and up to an aggregate of $1,000,000 (adjusted annually for inflation) per year for “knowing failures.” Covered manufacturers are required to submit reports on aggregate payment data to the Secretary of the U.S. Department of Health and Human Services on an annual basis.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 included reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will stay in effect into through the first six months of the fiscal year 2032 sequestration order (with the exception of a temporary suspension due to the COVID-19 pandemic from May 1, 2020 through March 31, 2022 and a subsequent reduction to 1% from April 1, 2022 until June 30, 2022). Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it may have on the availability and cost of healthcare items and services, including drug products.

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

Further, the Biden Administration and Congress have each indicated that it will continue to pursue new legislative and administrative measures to control drug costs. For example, the American Rescue Plan Act of 2021 included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. However, effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability is no longer be capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs. Further, in August 2022, President Biden signed into law IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates.  Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap  beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the CMS. Since its enactment, CMS has taken steps to implement various drug pricing provisions of the IRA. This includes, without limitation, issuing guidance on June 30, 2023 detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; on August 29, 2023, releasing the initial list of 10 drugs subject to price negotiations; and on December 14, 2023 releasing a list of 48 Medicare Part B products that had adjusted coinsurance rates based on the inflationary rebate provisions of the IRA for the time period of January 1, 2024 to March 31, 2024. Several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the Department of Health and Human Services, the Secretary of the Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing.

Furthermore, the Biden administration continues to direct the Department of Health and Human Services to consider new healthcare payment and delivery models that would lower drug costs and promote access to innovative therapies for beneficiaries enrolled in the Medicare and Medicaid programs. For example, on October 14, 2022 President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. On February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. We cannot predict how, or to what extent, the Biden administration’s drug pricing policies will affect our products. We cannot predict what other healthcare reforms will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation. Accordingly, we face uncertainties that might result from additional reforms.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control biopharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved, if approved. In addition, several recently passed state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our future reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

Corporate Information

Our corporate and research headquarters are located at 10865 Road to the Cure, Suite 150, San Diego, California 92121. Our telephone number is (858) 727-1755 and our internet address is www.capricor.com. The information on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K or any other filings we make with the U.S. Securities and Exchange Commission (the “SEC”). We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Employees

As of December 31, 2023, we had 102 employees, of whom 101 are full-time employees with 34 holding advanced degrees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We have also retained several consultants to perform various operational and administrative functions. Certain officers of Capricor are also serving as officers of the Company.

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

Risks Related to Our Business

●	substantial additional funding is needed to complete the development of our product candidates;
●	the Company has incurred significant losses and may never be profitable;
●	the occurrence of security breaches, improper access to or disclosure of our data or user data, and other cyber incidents or undesirable cyber activity related to our, or our third-party vendor’s systems and data; and
●	we may not have adequate personnel and may not be able to attract or retain personnel needed to develop our products.

Risks Related to Clinical and Commercialization Activities

●	our success depends upon the viability of our product candidates, all of which require regulatory approval to commercialize and we cannot be certain any of them will receive regulatory approval to be commercialized;
●	delays in commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates;
●	our exosome technologies are unproven in their ability to achieve sufficient biological activity or scale in development to date;
●	product candidates can fail to meet their efficacy endpoints at any time during the clinical development process, which would likely make them ineligible for becoming commercial products;
●	we may not be able to use our facilities to manufacture CAP-1002 product for commercial purposes;
●	we may be required to obtain consent from CSMC in order to sell commercial product from our Los Angeles facility;
●	we may not be able to satisfy clinical and/or regulatory requirements necessary for the approval of our product in the U.S. or Japan;
●	we may not be able to reach the milestones set forth in our distribution agreements therefore preventing us from receiving the financial benefits of those agreements; and
●	our partners may not perform as expected and therefore deny us the financial benefits of those agreements.

Risks Related to the Manufacturing of our Product Candidates

●	the manufacturing of our product candidates is heavily reliant on supply chain requirements including the availability of donor hearts and other raw materials that are critical for the manufacturing of our product candidates;
●	we may need to rely upon third-party manufacturers for the expansion of our manufacturing capabilities for later-stage clinical trials and for ultimate commercialization;
●	we may not have adequate manufacturing facilities required for any scale-up of manufacturing which may be required in the future;
●	we may not be able to replicate our manufacturing processes;
●	we may not be able to comply with cGMP regulations;

●	we may not be able to identify or retain necessary manufacturing personnel;
●	the FDA may not accept the viability or comparability of our manufacturing processes; and
●	the FDA may not approve our manufacturing facilities for the manufacture of commercial products.

Risks Related to Our Intellectual Property

●	we may not be able to obtain, maintain, protect, and enforce our intellectual property rights;
●	we may face potential challenges to the validity, enforceability, or scope of our intellectual property;
●	we may experience claims from third parties that we are infringing their patents or other intellectual property rights; and
●	we may not be able to satisfy our obligations under our licensing agreements.

Risks Related to Our Relationships with Third Parties

●	we depend on our relationships with our licensors, collaborators, and other third parties and there is no guarantee that such relationships will continue; and
●	we will depend on the ability of Nippon Shinyaku to perform according to the terms of the U.S. Distribution and Japan Distribution Agreements and all applicable laws, and to successfully commercialize our lead product CAP-1002 in DMD.

Risks Related to Competitive Factors

●	our products will likely face intense competition; and
●	any of our product candidates for which we receive regulatory approval may not achieve broad market acceptance, which could limit the revenue that we will generate from their sales, if any.

Risks Related to Product and Environmental Liability

●	our products may expose us to potential product liability.

Risks Related to Our Common Stock

●	we expect that our stock price will continue to fluctuate significantly; and
●	we have never paid dividends and we do not anticipate paying dividends in the future.

Risks Related to Our Business

We need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As of December 31, 2023, we had cash, cash equivalents, and marketable securities totaling approximately $39.5 million. Additionally, we received a milestone payment of $10.0 million in the first quarter of 2024 under the terms of our U.S. Distribution Agreement with Nippon Shinyaku and we may potentially receive other additional development and sales-based milestones. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

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

Our audited financial statements include a statement that there is substantial doubt about our ability to continue as a going concern. We have historically incurred substantial losses to fund our business operations including our research and development activities and more recently manufacturing scale-up activities. We will, in all likelihood, sustain operating expenses without corresponding revenues for the foreseeable future. This may result in our incurring net operating losses that will increase continuously until we are able to obtain regulatory approval for, and commercialize, our product candidates, the occurrence of which cannot be assured. While we have historically been able to adjust the timing associated with our R&D efforts, as well as reducing headcount and implementing certain budget restrictions, to alleviate uncertainties surrounding our ability to continue as a going concern, if ultimately we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

We have a history of net losses, expect to continue to incur substantial net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approval for any of our product candidates. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors:

●	our need for substantial additional capital to fund our trials and development programs;
●	delays in the commencement, enrollment, and timing of clinical testing;
●	the viability of CAP-1002 as a potential product candidate and its development through all stages of clinical development;
●	the viability of our exosome technologies as potential product candidates and the advancement of our exosome technologies through all stages of its preclinical and clinical development;
●	any delays in regulatory review and approval of our product candidates in clinical development;
●	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
●	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment to be taken off the market;
●	market acceptance of our product candidates;
●	our ability to establish an effective sales and marketing infrastructure once our products are commercialized, as necessary or to establish partnerships with other companies who have greater sales and marketing capabilities;
●	the ability of our distribution partner, Nippon Shinyaku, to successfully market and sell our CAP-1002 product if and to the extent it is approved;
●	our ability to establish or maintain collaborations, licensing or other arrangements, including strategic partnerships for CAP-1002 outside of DMD and our exosomes technologies;
●	our ability and third parties’ abilities to obtain and protect intellectual property rights;
●	competition from existing products or new products that may emerge;
●	guidelines and recommendations of therapies published by various organizations;
●	the ability of patients to obtain coverage of, or sufficient reimbursement for, our product candidates;
●	our ability to maintain adequate insurance policies;
●	our ability to successfully manufacture our product candidates in sufficient quantities and on a timely basis to meet clinical trial and potential commercial demand;
●	our dependency on third parties to formulate and manufacture our product candidates, as necessary;
●	our ability to maintain and staff our current manufacturing facilities;
●	our ability to build or secure new manufacturing facilities, if necessary, and achieve and maintain cGMP and obtain required certifications as required;
●	costs related to and outcomes of potential intellectual property litigation;
●	compliance with obligations under intellectual property licenses with third parties;
●	our ability to implement additional internal systems and infrastructure;
●	our ability to adequately support future growth;
●	if our products are approved for commercial sale, the ability to secure adequate reimbursement levels for our products;
●	our ability to attract and retain key personnel to manage our business effectively; and
●	the ability of members of our senior management to manage our business and operations.

The Company’s technology is not yet proven and each of our product candidates is still in clinical or preclinical development.

The Company’s product candidates, CAP-1002 and our exosome technologies, are in development and each requires further and, in some cases, extensive clinical testing before it may be approved by the FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The Company’s failure to establish the efficacy of its technologies would have a material adverse effect on the Company. We cannot predict with any certainty the results of such clinical testing, including the results of our ongoing Phase 3 trial of our CAP-1002 product candidate for DMD. Additionally, we cannot predict with any certainty if, or when, we might commence any additional clinical trials of our product candidates, whether we will be able to secure additional strategic partners, or whether our current trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agencies. We are also unable to predict whether our preclinical studies of our exosomes products will result in a viable clinical development program.

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

The success of our product candidates will depend on several factors, including the following:

●	successful and timely completion of our clinical trials;
●	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	the impact of COVID-19 or some other infectious disease outbreak on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve or authorize our products;
●	our ability to demonstrate our products’ safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approval for our products;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third-party;
●	the performance of our current and future distributors or collaborators, if any;
●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost effective basis, if required;
●	establishment of supply arrangements with third-parties for raw materials and product supplies and potential manufacturers who are able to manufacture clinical trial and commercial quantities of drug substance and drug products;
●	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP at a scale sufficient to meet anticipated demand;
●	establishment of arrangements with potential manufacturers who are able to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing, if necessary;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following marketing approval;
●	a continued acceptable safety profile following marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;

●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
●	our ability to compete with other therapies; and
●	our ability to conduct post-marketing surveillance and comply with requirements of FDA and other comparable regulatory authorities after product approval.

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

Business disruptions such as natural disasters, widespread infectious diseases, or pandemics or geopolitical conflicts could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our corporate headquarters and our manufacturing and research facilities are located in San Diego and in the greater Los Angeles, California area, a region known for seismic activity, as well as being susceptible to drought and fires. A significant natural disaster, such as an earthquake, flood or fire, occurring at our headquarters or manufacturing facilities, or at the facilities of any third-party manufacturer or vendor, could have a material adverse effect on our business, financial condition and results of operations. In addition, outbreaks of viruses, infectious diseases or pandemics (including, for example, the outbreak of the novel coronavirus (COVID-19), terrorist acts or acts of war targeted at the United States, and specifically in the California region, or geopolitical conflicts, such as the Russia-Ukraine conflict and the conflicts in the Middle East, could cause damage or disruption to us, our employees, facilities, contractors and collaborators, which could have a material adverse effect on our business, financial condition and results of operations.

A breakdown, corruption or breach of our information technology systems or computer systems, or those used or hosted by our CROs, contractors, consultants or third-party vendors could subject us to liability or interrupt the operation of our business.

We are increasingly dependent upon information technology systems, computer systems and data, as well as the information technology systems, computer systems and data of our current and future clinical research organizations (“CROs”), contractors, consultants and third-party vendors, especially if we expand our clinical trials and therefore our databases of patient information.

Our information technology systems, computer systems and data (and those of our current and future CROs, contractors, consultants and third-party vendors) are potentially vulnerable to breakdown, corruption, deliberate attacks, malicious intrusion or software, as well as unintentional cybersecurity incidents, such as system misconfigurations, misuses or human error. Likewise, data privacy or security breaches by individuals authorized to access our information technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public.

We utilize and rely on services of third parties in connection with our clinical trials, which services involve the collection, use, storage and analysis of personal health information. While we receive assurances from these third parties that their systems and services are compliant with HIPAA and other applicable privacy and cybersecurity laws, there can be no assurance that such third parties will comply with applicable laws or regulations. Non-compliance by such third parties or weaknesses in their cybersecurity programs may result in liability for us which would have a material adverse effect on our business, financial condition and results of operations.

Despite the implementation of security measures, our information technology systems and computer systems, and those of our current and future CROs, contractors, consultants and other third parties are potentially vulnerable to breakdown, corruption, disruption or cybersecurity incidents. Cyber-attacks are increasing in their frequency, sophistication and intensity and are becoming increasingly difficult to detect. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be significantly delayed.

We continue to build and improve our information systems and infrastructure and believe we have taken appropriate security measures to minimize these risks to our data, information technology systems and computer systems, and we intend to defend against and respond to data security incidents. There can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or adequately contain and mitigate risks from a data security incident, which could result in a material disruption of our development programs and business operations, and our business, financial condition, results of operations and prospects could be adversely impacted.

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

We will need FDA approval to market and sell any of our product candidates in the United States and approvals from FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA an NDA or BLA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal testing, which are referred to as preclinical studies, as well as human testing, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, testing and manufacturing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA and other foreign regulatory agencies have substantial discretion in the approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review.

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

We have limited experience in conducting late-stage clinical trials, which are complex and subject to strict regulatory oversight.

We have limited late-stage clinical trial experience with respect to its product candidates. The clinical testing process is governed by stringent regulations and is highly complex, costly, time-consuming, and uncertain as to outcome, and pharmaceutical products and products used in the regeneration of tissue may invite particularly close scrutiny and requirements from the FDA and other regulatory bodies. Our failure or the failure of our collaborators to conduct clinical trials successfully or our failure to capitalize on the results of clinical trials for our product candidates would have a material adverse effect on the Company. If our clinical trials of our product candidates or future product candidates do not sufficiently enroll or produce results necessary to support regulatory approval in the United States or elsewhere, or if they show undesirable side effects, we will be unable to commercialize these product candidates.

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

Despite the results reported in earlier clinical trials for our product candidates, we do not know whether any Phase 2, Phase 3 or other clinical trial which we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. A number of companies in the pharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase 2 or Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

Our exosome technologies are based on a novel therapeutic approach which makes it difficult to predict the time and cost of development and the probability of subsequently obtaining regulatory approval, if at all.

Our exosome technologies involve a relatively new therapeutic approach which will face both clinical and regulatory challenges. To date, and to the best of our knowledge, no products based on exosomes have been approved in the United States for therapeutic use. It is therefore difficult to accurately predict the developmental challenges we may face for our exosome technologies as they proceed through preclinical studies and clinical trials. In addition, because we have only conducted preclinical studies with our exosome technologies, we have not yet been able to assess their safety in humans, and there may be short-term or long-term effects from treatment with our exosomes that we cannot predict at this time. Also, animal models for the indications we may explore may not exist or may be difficult to obtain for our preclinical studies. As a result of these factors, we are unable to predict the time and cost of development of our exosome technologies and we cannot predict whether the application of our exosome technologies, or any similar or competitive exosome technologies, will result in regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our exosomes or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also decide to discontinue exosome development programs if we believe that there is excessive competition in a disease target. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. Additionally, a clinical trial may be suspended or terminated by the Company, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials require us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may otherwise be resource constrained. We may be required to withdraw from a clinical trial as a result of changing standards of care, or we may become ineligible to participate in clinical studies. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

●	findings in preclinical studies;
●	reaching agreements on acceptable terms with prospective CROs, vendors and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, vendors and trial sites;
●	obtaining regulatory clearance to commence a clinical trial;
●	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;
●	obtaining IRB approval to conduct a clinical trial at numerous prospective sites;
●	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size of the patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the inability of the sites to conduct trial procedures properly, the inability of the sites to devote their resources to the trial, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
●	the impact of COVID-19 on site personnel availability, patient screening and patient enrollment;
●	competition from other companies operating in the same disease setting;
●	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
●	patients failing to comply with the clinical trial protocol or dropping out of a trial;
●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	the need to add new clinical trial sites;
●	retaining patients who have initiated their participation in a clinical trial but may withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;
●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues;
●	demonstrating the bioequivalence of products we manufacture to prior products manufactured by us;
●	complying with design protocols of any applicable special protocol assessment we receive from the FDA;
●	severe or unexpected drug-related side effects experienced by patients in a clinical trial;
●	collecting, analyzing and reporting final data from the clinical trials;
●	breaches in quality of manufacturing runs that compromise all or some of the doses made; positive results in FDA-required viral testing; karyotypic abnormalities in our cell product; or contamination in our manufacturing facilities, all of which events would necessitate disposal of all cells made from that source;
●	availability of materials provided by third parties necessary to manufacture our product candidates;
●	availability of adequate amounts of acceptable tissue for preparation of master cell banks for our products;
●	requirements to conduct additional trials and studies, and increased expenses associated with the services of the Company’s CROs and other third parties; and
●	meeting logistical requirements for the delivery of investigational product.

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

Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. In August 2023, the FDA published a guidance document, Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. The FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Further, in December 2023, the FDA published a final rule, Institutional Review Board Waiver or Alteration of Informed Consent for Minimal Risk Clinical Investigations, which allows exceptions from informed consent requirements when a clinical investigation poses no more than minimal risk to the human subject and includes appropriate safeguards to protect the rights, safety, and welfare of human subjects. Modifications to informed consent or other clinical trial requirements may affect enrollment or retention of patients, require modifications to trial documents and may cause delays to the trial.

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

In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, once initiated, such event could adversely affect our other clinical trials using the same product candidate. Moreover, there is a relatively limited safety data set for product candidates using an exosome platform. An adverse safety issue or other adverse finding in a clinical trial conducted by a third-party with a product candidate similar to ours could adversely affect our clinical trials.

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

Before obtaining marketing approval for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and elsewhere to the satisfaction of other comparable foreign regulatory authorities, that the product candidate is safe and effective for use for that target indication. There is no assurance that the FDA or other comparable foreign regulatory authorities will consider our future clinical trials to be sufficient to serve as the basis for approval of one of our product candidates for any indication. The FDA and other comparable foreign regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that a product candidate is safe and effective. If we are required to conduct additional clinical trials of a product candidate than we expect prior to its approval, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval in our target markets, including the United States and Japan.

The regulatory pathway for COVID-19 or other infectious disease vaccines is continually evolving and may result in unexpected or unforeseen challenges.

The speed at which select parties have acted to create and test many therapeutics and vaccines for COVID-19 or other infection diseases is atypical. Further, changing plans or priorities within the FDA or the regulatory authorities in other jurisdictions, including changes based on new knowledge of COVID-19 or other infectious diseases, and new variants of the virus, may significantly affect the regulatory timeline for further authorizations or approvals. We cannot anticipate or predict with certainty the timelines or regulatory processes that may be required for the development of our potential COVID-19 vaccine that may be developed to fight against variants of the SARS-CoV-2 virus. We may also decide to discontinue exosome development programs if we believe that there is excessive competition in a disease target.

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

If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future distributors or collaborators, to market the drug could be compromised.

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

There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of DMD which includes competitors both in the United States and internationally. We have competitors both in the United States and internationally. With CAP-1002, we expect to face competition from existing products and products in development. In addition, at this time, there are four FDA conditionally approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku (U.S. subsidiary: NS Pharma, Inc.). In June 2023, the FDA approved Sarepta’s BLA application seeking accelerated approval of Elevidys (delandistrogene moxeparvovec), its microdystrophin gene therapy, for the treatment of ambulant individuals with Duchenne. There are multiple other companies focused on developing genetic based therapies that target dystrophin mechanisms and non-dystrophin mechanisms for the treatment of DMD.

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

Providing product for use in third-party trials or for compassionate use poses risks to our product candidates.

In addition to manufacturing CAP-1002 for its own clinical trials, Capricor provided CAP-1002 for investigational purposes in two clinical trials sponsored by CSMC. Additionally, we recently were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, will conduct a Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval. NIAID's Division of Microbiology and Infectious Diseases (DMID) would oversee the study.

Providing product for clinical trials sponsored by third parties poses significant risks for the Company as we will not have control over the conduct of the trial even though we have used our commercially reasonable efforts to ensure that the investigative sites are contractually bound to follow the protocol and other procedures established by Capricor. Similarly, providing product for compassionate use can pose risks for the Company as its use will not be subject to the same protocol and procedures established in our clinical trials. Additionally, even though the investigative sites have experience in conducting clinical trials, any adverse event that may occur during the trial may have a negative impact on our efforts to obtain regulatory approval for our product. There are no assurances that the clinical trial sites will perform the studies in accordance with the protocol, the manuals provided by Capricor or the sponsor’s instructions, or otherwise act in accordance with applicable law. There is no assurance that if research injuries are sustained, any insurance carrier will compensate Capricor for any liabilities or other losses sustained by Capricor arising out of these injuries. We have been informed by CSMC that both of the CAP-1002 (REGRESS and ALPHA) trials have ceased enrollment and that the trials have been concluded. Notwithstanding their cessation, there is a risk that injuries could result from the use of the product or other claims may arise.

Our products face a risk of failure due to adverse immunological reactions.

A potential risk of an allogeneic therapy such as that being tested by the Company with CAP-1002 is that patients might develop an immune response to the cells being infused. Such an immune response may induce adverse clinical effects which would impact the safety and efficacy of the Company’s products and the success of our trials. Additionally, if research subjects have pre-existing antibodies or other immune sensitization to our cells, our cells and the therapy could potentially be rendered ineffective which could have a negative impact on the regulatory pathway for our product as well as the viability for other potential indications. After a patient in the HOPE-2 trial had a serious adverse event in the form of anaphylaxis, we put a voluntary hold on dosing in December 2018 to develop a plan to manage potential allergic reactions. The investigation suggests that the patient may have been allergic to something contained in the investigational product, including possibly an excipient, or inactive ingredient, in the formulation. To reduce the risk of future events, we initiated a pre-medication strategy commonly used by physicians to prevent and treat allergic reactions. We cannot provide any assurances that this will not happen again in our current trials or in any future studies. If these or other reactions continue to occur, it could have a material adverse impact on the effectiveness of the product, our ability to receive approval of our product candidates, and could result in substantial delays, increased costs and potentially termination of the trial.

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

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, other federal agencies and corresponding state agencies to ensure strict compliance with good manufacturing practices, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, nor can we guarantee that we will maintain compliance with such regulations in regards to our own manufacturing processes. Other risks include:

●	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;
●	regulatory authorities may withdraw their approval of the IND or the product or require us to take our approved products off the market;
●	we may be required to change the way the product is manufactured or administered, and we may be required to conduct additional clinical trials or change the labeling of our products;
●	we will be required to manufacture on our own behalf or retain the services of a commercial manufacturer to develop product suitable for commercial sale in compliance with cGMP requirements;
●	we may have limitations on how we or our distributor promote our products;
●	we may be subject to litigation or product liability claims; and
●	the products we manufacture may experience failures in the manufacturing process.

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

Further, we have entered into the Japanese Distribution Agreement with Nippon Shinyaku for the distribution of CAP-1002 in Japan.  In order for us to be able to sell CAP-1002 in Japan, we will be required to satisfy the requirements of and get approval from the PMDA.  At this time, we are uncertain as to the type or types of trials that may be required, whether the PMDA in Japan will accept product manufactured at our facilities, if approved, the price at which our product may be sold and market acceptance.

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

Although we do not currently have any products on the market, if our therapeutic candidates or clinical trials become covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Some of our pre-commercial activities also may be subject to some of these laws. For more information on potentially applicable healthcare laws and regulations, See Part I, Item 1 – Other Healthcare Fraud and Abuse Laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

Any drugs we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our future business prospects.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. However, there may be significant delays in obtaining coverage for newly-approved drugs. Moreover, eligibility for coverage does not necessarily signify that a drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Also, interim payments for new drugs, if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. In addition, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we develop.

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

Third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement rates. These coverage policies and limitations may rely, in part, on compendia listings for approved therapeutics. Our inability to promptly obtain relevant compendia listings, coverage, and adequate reimbursement from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.

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

Our risk mitigation measures cannot guarantee that we effectively manage all operational risks and that we are in compliance with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations and other requirements.

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

U.S. federal government agencies currently face potentially significant spending reductions. For example, as a result of the Budge Control Act of 2011, the Bipartisan Budget Act (“BBA”), and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an annual 2% reduction to Medicare payments took effect on April 1, 2013, and has been extended into through the first six months of the fiscal year 2032 sequestration order (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a subsequent reduction to 1% from April 1, 2022 until June 30, 2022).  The U.S. federal budget remains in flux, which could, among other things, result in additional cuts to Medicare payments to providers and otherwise affect federal spending on clinical and preclinical research and development. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact which the actions of President Biden’s administration and the U.S. Congress may have on the federal budget. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

We are planning to potentially develop vaccine candidates using our exosome technologies.  The successful development, testing, manufacturing and commercialization of vaccines is a long, complex, expensive and uncertain process.  There are unique risks and uncertainties associated with vaccines, including:

●	There may be limited access to, and supply of, normal and diseased tissue samples, cell lines, media pathogens, bacteria, viral strains, synthesized nucleic acids, including mRNA and other biological materials. In addition, government regulations in multiple jurisdictions, such as the United States, Japan and the EU, could result in restricted access to, or the transport or use of, such materials. If the Company in unable to access sufficient sources of such materials, or if tighter restrictions are imposed on the use of such materials, the Company may not be able to conduct research or product development activities as planned and may incur additional costs.
●	The development, manufacturing and marketing of vaccines are subject to regulation by the FDA, the EMA, PMDA and other regulatory bodies that are often more complex and extensive than the regulations applicable to other pharmaceutical products. For example, in the United States, a BLA, including both preclinical and clinical trial data and extensive data regarding the manufacturing procedures, is required for human vaccine candidates, and FDA approval is generally required for the release of each manufactured commercial lot.
●	Vaccines are frequently costly to manufacture because production ingredients are inactive biological materials derived from virus, animals, or plants and most biologics and vaccines cannot be made synthetically. In particular, keeping up with the demand for vaccines may be difficult due to the complexity of producing vaccines.

Risks Related to the Manufacturing of our Product Candidates

We have limited manufacturing capability and may not be able to maintain our manufacturing licenses.

In 2022, we completed construction of our new primary manufacturing facility located within our Research and Development Facility in San Diego, California as we prepare for potential commercial launch. This facility is designed to produce commercial-scale GMP CAP-1002 product for clinical and potential commercial use, subject to FDA approval.

Additionally, we also maintain a portion of our laboratories, research and manufacturing facilities in leased premises at CSMC in Los Angeles, California. Currently, in the area of our leased premises at CSMC where we manufacture CAP-1002 and may potentially manufacture our exosome technologies, we believe that we follow good manufacturing practices sufficient for an investigational stage product. Capricor has been manufacturing CAP-1002 in this facility for our current and previous studies including Cohort A of the HOPE-3 trial. We are using product manufactured from our San Diego facility to support Cohort B of the ongoing HOPE-3 trial and supporting our OLE trials. Furthermore, it is to be determined whether the FDA will ultimately approve commercial manufacturing at this facility. Our plans to use the CSMC facility for future trials could change if we fail to meet the specifications necessary to produce our product in a qualified manner. Currently, our CSMC Facilities Lease is scheduled to expire on July 31, 2026. There can be no assurance that the Facilities Lease for the manufacturing space will be continued beyond July 31, 2026 or whether the facility will be approved by the FDA for commercial manufacturing following approval of the BLA.

In the third quarter of 2023, we met with the FDA, where we affirmed alignment with respect to our Phase 3, HOPE-3 program where the FDA agreed to allow us to submit a BLA supported by results using product manufactured at our Los Angeles manufacturing site. At this time, we can provide no assurance that the FDA will ultimately approve this facility for commercial use, or that CMSC will allow us to market commercial product from this facility. Should this facility ultimately not be approved to manufacture commercial product, this may result in delays and significant expenses which would materially impact our business and product development.

In addition, FDA may consider the data we provide are insufficient to prove that the drug used in Cohort B of our HOPE-3 study is comparable to the drug produced in our Los Angeles facility and used in our prior clinical studies. This could result in us being required to conduct further comparability testing and may result in us being required to conduct additional clinical and/or nonclinical studies before we are able to submit a BLA for approval. Additional testing or clinical trial requirements could lead us not to pursue an application for approval. Conducting a clinical trial may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we do complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree with our determination that the trial is sufficient to support the submission and approval of a BLA application.

We obtain the donor hearts from which our CDCs are manufactured from organ procurement organizations (“OPOs”).  There is no guarantee that the OPOs which currently provide donor hearts to us will be able to continue to supply us with donor hearts in the future or, in that case, that an alternative OPO will be available to us. If those OPOs or an alternative OPO is not able or willing to supply us with donor hearts, we would be unable to produce our CDCs or CDC-exosomes and the development of our lead product candidate would be significantly impaired and possibly terminated. Additionally, OPOs are subject to regulations of various government agencies. There is no guarantee that laws and regulations pursuant to which our OPOs provide donor hearts will not change, making it more difficult or even impossible for the OPOs to continue to supply us with the hearts we need to produce our product candidates.

We are required to obtain and maintain certain licenses in connection with our manufacturing facilities and activities. For example, we have recently entered into Azzur License Agreement with Azzur Cleanrooms-on-Demand – San Diego, LLC pursuant to which we have been granted an exclusive license to use certain space and the non-exclusive right to use certain equipment and property for our early phase clinical and/or pre-clinical manufacturing purposes. We are planning to use this facility to manufacture our exosome-based vaccine for potential clinical use. There is no guarantee that any licenses issued to us will not expire, be revoked, forfeited by operation of law or otherwise. If we were denied any required license or if any of our licenses were to be revoked or forfeited, we would suffer significant harm. Additionally, if a serious adverse event in any of our clinical trials were to occur during the period in which any required license was not in place, we could be exposed to additional liability if it were determined that the event was due to our fault and we had not secured the required license. Other states may impose additional licensing requirements upon us which, until obtained, would limit our ability to conduct our trials in such states.

The process of manufacturing our products is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-up of our manufacturing capabilities.

We are currently producing doses of CAP-1002 in order to conduct our ongoing clinical trials at both of our facilities. The process of manufacturing our products is complex, highly regulated and subject to multiple risks. The complex processes associated with the manufacture of our product candidates expose us to various manufacturing challenges and risks, which may include delays in manufacturing adequate supply of our product candidates, limits on our ability to increase manufacturing capacity, and the potential for product failure and product variation that may interfere with preclinical and clinical trials, along with additional costs. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of current or future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical trials or at earlier portions of a trial to the product used in later clinical trials or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical and/or nonclinical testing, which could significantly delay the clinical development or commercialization of the associated product candidate.

Although we continue to build on our experience in manufacturing our product candidates, we have no experience, as a company, manufacturing product candidates for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for commercial use. Our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, unavailability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

Furthermore, compliance with cGMP requirements and other quality issues may arise during our internal efforts to scale-up manufacturing, and with our current suppliers, or any future CMOs. If contaminants are discovered in our supply of our product candidates or in our manufacturing facilities or those of our CMOs, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, we may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If we were to encounter any of these difficulties, our ability to provide our product candidate to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

Our resources and expertise to formulate or manufacture our product candidates on a large or commercial scale basis are still very limited. If we need to secure an additional manufacturer of our product candidates, demand for third-party manufacturing or testing facilities may grow at a faster rate than their existing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of such raw materials, components, parts, and consumables required to manufacture our products. If CAP-1002 or any of our exosome technologies receives FDA approval, we may need to ultimately rely on one or more third-party contractors to manufacture supplies of these products which may cause delays in our ability to sell commercially. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We may be unable to identify manufacturers needed to manufacture our product candidates on acceptable terms or at all because the number of potential manufacturers is limited, and subsequent to approval of an NDA or BLA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products or the devices after receipt of FDA approval, if any.
●	Our third-party manufacturers may not be able to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.
●	Our third-party manufacturers may not be able to manufacture or supply us with sufficient quantities of acceptable materials necessary for the development or use of our product candidates.
●	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the materials needed to manufacture or utilize our product candidates.
●	Our contract manufacturers may elect to terminate our agreements with them.
●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates, or result in higher costs or deprive us of potential product revenues.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Our product candidates, if approved, will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as cGMPs, a regulatory agency may:

●	issue warning letters or untitled letters;
●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for non-compliance;
●	impose other civil or criminal penalties;
●	suspend regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements to approved applications filed by us;
●	impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products or require a product recall.

The third parties we use in the manufacturing process for our product candidates may fail to comply with cGMP regulations.

If we decide to transfer the manufacturing of our product candidates for future clinical trials or for commercial supply, our contract manufacturers will be required to produce our products in compliance with cGMP. These contract manufacturers are subject to periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign requirements. We do not have control over a third-party manufacturer’s compliance with these regulations and requirements. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of our product candidates in a compliant manner on the schedule we require for clinical trials or for potential commercial use. The failure to achieve and maintain high quality compliance, including failure to detect or control anticipated or unanticipated manufacturing errors, could result in patient injury or death or product recalls. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates, or any failure of our contractors to maintain compliance with the applicable regulations and requirements could increase our costs, make us postpone or cancel clinical trials, prevent or delay regulatory approvals by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our products, cause us to lose revenue, result in the termination of the development of a product candidate, or have our product candidates recalled or withdrawn from use.

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

There can also be no assurance that our proposed technology will not infringe upon valid and enforceable patents or proprietary rights owned by others, with the result that others may bring infringement claims against us and require us to license such proprietary rights, which may not be available on commercially reasonable terms, if at all. Any such litigation, if instituted, could have a material adverse effect, potentially including monetary penalties, diversion of management resources, and injunction against continued manufacture, use, or sale of certain products or processes.

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

We have licensed certain patent and other intellectual property rights that cover cardiospheres (CSps), and cardiosphere-derived cells (CDCs), (including our CAP-1002 product candidate) from the University of Rome, JHU, and CSMC. We have also licensed certain patent and other intellectual property rights from CSMC that cover extracellular vesicles, such as exosomes and microvesicles. Under the license agreements with the University of Rome and JHU, those institutions prosecute and maintain their patents and patent applications in collaboration with us. We rely on these institutions to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by these institutions have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Under our Amended and Restated Exclusive License Agreement with CSMC and our Exclusive License Agreement with CSMC, as the same have been amended, we have assumed, in coordination with CSMC, financial responsibility for the prosecution and maintenance of certain patents and patent applications thereunder. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity and/or unenforceability of these patents would also be subject to the cooperation of the University of Rome, JHU, and/or CSMC.

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

Our viability also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit unauthorized disclosure and use of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements are often limited in duration and may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. In addition, enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. If any of our trade secrets, know-how or other proprietary information is improperly disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

We may incur substantial costs as a result of litigation or other adversarial proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

If we choose to go to court to stop a third-party from using the inventions covered by our patents, that individual or company has the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third-party. These lawsuits are expensive and would consume time and other resources, even if we were successful in discontinuing the infringement of our patents. In addition, there is a risk that the court will determine that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents. In addition, the U.S. Supreme Court has modified certain legal tests so as to make it harder to obtain patents from the USPTO, and to defend issued patents against invalidity challenges. As a consequence, issued patents may be found to contain invalid claims according to the revised legal standards. Some of our own or in-licensed patents may be subject to challenge and subsequent invalidation in a variety of post-grant proceedings, before the Patent Trial and Appeal Board (the PTAB) of the USPTO or in litigation under the revised legal standards, which make it more difficult to defend the validity of claims in already issued patents.

Furthermore, a third-party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third-party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect the results of our operations and divert the attention of managerial and technical personnel. There is a risk that a court could determine that we or our commercialization partners are infringing the third-party’s patents and order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court could order us or our partners to pay the other party damages for having violated the other party’s patents. We have agreed to indemnify certain of our commercial partners against certain patent infringement claims brought by third parties. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products, manufacturing processes or methods of use. The coverage of patents is subject to claim construction by the courts, which is not always predictable or reasonable. If we are sued for patent infringement, we would need to demonstrate that our products, manufacturing processes or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a proof by clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

We are dependent on our relationships with our licensors and collaborators and there is no guarantee that such relationships will be maintained or continued.

We have entered into certain license agreements for certain intellectual property rights which are essential to enable us to develop and commercialize our products. Agreements have been entered into with the University of Rome, JHU and CSMC. Each of those agreements provides for an exclusive license to certain patents and other intellectual property and requires the payment of fees, milestone payments and/or royalties to the institutions that will reduce our net revenues, if and to the extent that we have future revenues. Each of those agreements also contains additional obligations that we are required to satisfy. There is no guarantee that we will be able to satisfy all of our obligations under our license agreements to each of the institutions and that such license agreements will not be terminated. By way of example, we recently received a letter from CSMC alleging that pursuant to the Amended CSMC License Agreement between CSMC and Capricor, Capricor has certain overdue payment obligations to CSMC arising out of a milestone payment received by Capricor pursuant to the U.S. Distribution Agreement entered into between Capricor and Nippon Shinyaku. The notice letter requests that Capricor cure the alleged breaches of the Amended CSMC License Agreement, and reserves CMSC’s purported right to terminate the Amended CSMC License Agreement if such alleged breaches are not cured. We dispute the allegations in the letter from CSMC and intend to vigorously defend our position and pursue all available remedies, but there is no guarantee that any disputes that we have with CSMC will be resolved or if resolved, will not result in our incurring certain payment and other obligations.

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

We depend and will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs, vendors and strategic partners to conduct our preclinical and clinical trials under agreements with us. We negotiate budgets and contracts with CROs, vendors and trial sites which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices (“cGCPs”), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. Further, GCP requirements may evolve. In June 2023, the FDA published a draft guidance, E6(R3) Good Clinical Practice (GCP), which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.

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

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, which in some instances may be limited, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third-party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

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

There has been a close working relationship between the academic lab at CSMC and our research and development team where employees and consultants of both entities from time to time have contributed time and services to the research being performed by the other. As a result, it can sometimes be unclear whether intellectual property developed out of these services for CSMC would be owned by CSMC or by the Company, although if owned by CSMC, the Company may have rights to that intellectual property under the terms of its license agreements with CSMC.

The Company may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical, and health care companies, universities, and non-profit research institutions for experienced scientists. Certain of the Company’s officers, directors, scientific advisors, and/or consultants or certain of the officers, directors, scientific advisors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other biopharmaceutical or biotechnology companies. The Company currently does not maintain “key man” insurance policies on any of its officers or employees. All of the Company’s employees will be employed “at will” and, therefore, each employee may leave the employment of the Company at any time. If we are unable to retain our existing employees, including qualified scientific and manufacturing personnel, and attract additional qualified candidates, the Company’s business and results of operations could be adversely affected.

If we do not establish strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products or product candidates.

An element of our business strategy includes potentially partnering with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates, including having access to the cash and other resources we need for such development and potential commercialization. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. If we are unable to negotiate strategic partnerships for our product candidates, we may be forced to curtail the development of a particular candidate, reduce, delay, or terminate its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not secure sufficient funds, we will not be able to complete our trials or bring our product candidates to market and generate product revenue. We have entered into the U.S. Distribution Agreement and the Japan Distribution Agreement with Nippon Shinyaku for the exclusive commercialization and distribution rights in the United States and Japan of CAP-1002 for DMD. We continue to evaluate additional potential partners for this program in other territories outside of these territories, subject to any rights of Nippon Shinyaku.

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

Our development of a vaccine is in early stages and we may be unable to produce a vaccine that successfully treats a particular virus in a timely manner, if at all. Even if we were able to successfully develop and obtain regulatory approval for a vaccine, if the outbreak is effectively contained or the risk of coronavirus infection is diminished or eliminated before we can successfully develop and manufacture our vaccine, we may not be able to generate product revenues from the vaccine. Additionally, a number of pharmaceutical companies have already obtained regulatory approval for COVID-19 vaccines, and other companies with significantly more resources and visibility than us are developing COVID-19 vaccines. Even if we were able to successfully develop and obtain regulatory approval for a COVID-19 vaccine, vaccines produced by these other companies may be superior to our vaccine. Even if a vaccine that we develop is not inferior to other available vaccines, it could be difficult to obtain market acceptance. We are committing financial resources and personnel to the development of a COVID-19 vaccine which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective, or for which better vaccine options may be available.

Even if our product candidates are approved, our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

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

The testing, marketing, and sale of human cell therapeutics, pharmaceuticals, biologics, and services entail an inherent risk of adverse effects or medical complications to patients and, as a result, product liability claims may be asserted against us. A future product liability claim or product recall could have a material adverse effect on the Company. There can be no assurance that product liability insurance will be available to us in the future on acceptable terms, if at all, or that coverage will be adequate to protect us against product liability claims. In the event of a successful claim against the Company, insufficient or lack of insurance or indemnification rights could result in liability to us, which could have a material adverse effect on the Company and its future viability. The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval, if at all, expose the Company to the risk of product liability claims. Product liability claims might be brought against the Company by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

In addition, our clinical trial agreements and most agreements with third-party vendors contain provisions requiring us to maintain certain levels of insurance extending for multiple years beyond the termination or expiration of the agreement as well as indemnification obligations requiring us to indemnify them from any losses and claims that may be brought in connection with their provision of services, testing, manufacture or other activities in connection with the use of our products.

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

These provisions could make it more difficult for our stockholders to affect our corporate policies or make changes in our Board of Directors and for a third-party to acquire us, even if doing so would benefit our stockholders.

A significant number of shares of our common stock are issuable pursuant to outstanding stock awards and warrants, and we expect to issue additional stock awards and shares of common stock in the future. Exercise of these awards and warrants, and sales of shares will dilute the interests of existing security holders and may depress the price of our common stock.

As of December 31, 2023, there were approximately 31.1 million shares of common stock outstanding and approximately 5.0 million common warrants outstanding, as well as outstanding awards to purchase approximately 8.2 million shares of common stock under various incentive stock plans of the Company. Additionally, as of December 31, 2023, there were approximately 1.2 million shares of common stock available for future issuance under our incentive plans. This number of shares available for future issuance under those plans was subsequently increased by 1,557,416 shares in accordance with the terms of our 2021 equity incentive plan which include an automatic increase previously approved by our Board and stockholders. We may issue additional common stock, warrants and other convertible securities from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our various incentive plans. The issuance of additional shares of common stock, warrants or other convertible securities and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

The merger between Nile and Capricor resulted in an “ownership change” of Nile. In addition, previous or current changes in the Company’s stock ownership may have triggered or, in the future, may trigger an “ownership change,” some of which may be outside of our control. Accordingly, the Company’s ability to utilize Nile’s NOL and tax credit carryforwards may be substantially limited. These limitations could, in turn, result in increased future tax payments for the Company, which could have a material adverse effect on the business, financial condition, or results of operations of the Company.

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

The Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), as well as rules implemented by the SEC, Nasdaq and any market on which the Company’s shares may be listed in the future, impose various requirements on public companies, including those related to corporate governance practices. The Company’s management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase the Company’s legal and financial compliance costs and will make some activities more time consuming and costly.

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

We may subject to securities class action litigation or litigation initiated by individual stockholders. This risk is especially relevant due to our dependence on positive clinical trial outcomes and regulatory approvals. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. Additionally, we may be subject to litigation and business challenges in the operation of our company due to actions instituted by activist stockholders. Perceived uncertainties as to our future direction as a result of stockholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, distributors, collaborators, prospective and current employees and others. Responding to legal and/or business challenges related to securities class action litigation, or litigation initiated by individual stockholders, including activist stockholders, could be costly and time-consuming, may not align with our business strategies, and could divert management’s attention and resources from the pursuit of our business strategies, any of which could harm our business and result in a decline in the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence to the best of our ability. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans and penetration tests.

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, research, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, future lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, and harm to our vendor relationships.

The company is currently in the process of implementing a more formalized cybersecurity program.

ITEM 2. PROPERTIES

We do not own any real property. Our primary operations are conducted at the leased facilities summarized in the below table. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future, if necessary.

Location of Property	Lease Expiration Date (1)	Purpose	Square Footage (approximate)
10865 Road to the Cure, Suite 150, San Diego, California	September 30, 2026	Corporate Headquarters: Laboratory, manufacturing and office space	12,161
10865 Road to the Cure, Room 7, San Diego, California	October 31, 2024	Laboratory space	234
8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California	Month-to-Month, terminable on 90-day notice	Office space	1,627
8700 Beverly Blvd., Davis Building, Los Angeles, California	July 31, 2026	Laboratory, manufacturing and office space	1,892
(1)	Certain leases have specific options for potential renewal or extensions.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us by any governmental authority. We draw your attention to the disclosure in Item 1A. above under “Risk Factors -- Risks Related to Our Relationships with Third Parties -- We are dependent on our relationships with our licensors and collaborators and there is no guarantee that such relationships will be maintained or continued.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “CAPR”.

Holders

According to the records of our transfer agent, Equiniti Trust Company LLC, as of March 7, 2024, we had 126 holders of record of common stock, which does not include holders who held in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid a dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The ability of our Board of Directors to declare a dividend is subject to limits imposed by Delaware corporate law.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

Recent Sales of Unregistered Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related audited consolidated notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth under Item 1A., “Risk Factors” or elsewhere in this annual report, our actual results may differ materially from those anticipated in these forward-looking statements.

Company Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”), a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs.

Since our inception, we have devoted substantial resources to developing CAP-1002 and our other product candidates including our exosomes platform, developing our manufacturing processes, staffing our company and providing general and administrative support for these operations. We do not have any products approved for sale. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of CAP-1002 for the treatment of DMD and our other product candidates. If successfully developed and approved, we intend to commercialize CAP-1002 in the United States and Japan with our partner, Nippon Shinyaku Co., Ltd., a Japanese corporation (“Nippon Shinyaku”), and may enter into licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, or further distribution relationships, we expect that any revenue we generate will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

A summary description of our key product candidates, is as follows:

●	CAP-1002 for the treatment of DMD (Phase 3): Our core program is focused on the development and commercialization of a cell therapy technology (referred herein as CAP-1002) comprised of CDCs, which are a population of stromal cells isolated from donated cells of healthy human hearts, for the treatment of DMD. CAP-1002 is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches, which aim to restore dystrophin expression. DMD is a rare form of muscular dystrophy which results in muscle degeneration and premature death. DMD pathophysiology is driven by the impaired production of functional dystrophin which normally functions as a structural protein in muscle. The reduction of functional dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. The annual cost of care for patients with DMD is very high and increases with disease progression. We therefore believe that DMD represents a significant market opportunity for our product candidate, CAP-1002. Our CAP-1002 cell therapy program for the treatment of DMD is currently in Phase 3 clinical development in the United States, for which we expect to have top-line data available in the fourth quarter of 2024.

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

Additionally, we are currently conducting an open label extension (“OLE”) study of the HOPE-2 trial in which 12 patients have elected to continue treatment of CAP-1002. We announced positive one-year and two-year results from this ongoing OLE study. The HOPE-2-OLE study previously met its primary endpoint at the one-year timepoint on the PUL v2.0 scale (p=0.02). At the two-year timepoint, data showed statistically significant differences in the PUL v2.0 in the OLE treatment group when compared to the original rate of decline of the placebo group from HOPE-2 after one-year (p=0.021). CAP-1002 treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study. At this time, we expect to have three-year data available from this OLE study in the second quarter of 2024.

Phase 3 (HOPE-3) Clinical Trial: HOPE-3 is a Phase 3, multi-center, randomized, double-blind, placebo-controlled clinical trial comprised of two cohorts evaluating the safety and efficacy of CAP-1002 in participants with DMD and impaired skeletal muscle function who are on a stable regimen of systemic glucocorticoids. Non-ambulatory and ambulatory boys who meet eligibility criteria are randomly assigned to receive either CAP-1002 or placebo every 3 months for 4 doses during the first 12-months of the study. Approximately 102 eligible study subjects will participate in this dual-cohort study. Enrollment has been completed for Cohort A where 61 subjects were randomized to either CAP-1002 or placebo in a 1:1 ratio and is intended to support a Biologics License Application (“BLA”) submission. In December 2023, we announced a positive outcome of the interim futility analysis for Cohort A of HOPE-3, which was reviewed by the Data Safety Monitoring Board (“DSMB”). This resulted in a favorable recommendation to continue the HOPE-3 trial as planned. At this time, we expect to have topline data available from Cohort A in the fourth quarter of 2024.  Cohort A uses product manufactured at our Los Angeles facility.

Enrollment is underway for Cohort B which is designed to enroll approximately 44 participants randomized to either CAP-1002 or placebo in a 1:1 ratio. A primary efficacy and safety analysis will be performed for each individual cohort at month 12, following 4 administrations of CAP-1002 or placebo. We plan to complete enrollment for Cohort B in the second quarter of 2024. Cohort B uses product manufactured at our San Diego facility.

The primary outcome measure of the HOPE-3 study will be the Performance of the Upper Limb (“PUL”) v2.0, a validated tool specifically designed for assessing high (shoulder), mid (elbow) and distal (wrist and hand) functions, with a conceptual framework reflecting weakness progression in upper limb function. HOPE-3 will also measure various secondary endpoints including cardiac function assessments.

Under our RMAT designation, in the third quarter of 2023, we met with the FDA in a Type-B meeting where we discussed our manufacturing plans in anticipation of potentially submitting a BLA application. In this meeting, we affirmed alignment with respect to our Phase 3, HOPE-3 program. Additionally, we discussed our plans with respect to commercial manufacturing activities, including our potency assay and other product release criteria to support commercialization. We plan to meet with FDA in the first quarter of 2024 to continue discussing our pathway to BLA. In the upcoming Type-B meeting, we intend to discuss our further CMC plans for commercial launch, if approved, with the aim of expediting our BLA submission pathway. Our ultimate goal is to file a BLA allowing for the use of CAP-1002 commercial product manufactured at our San Diego facility.

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

●	Exosome-Based Platform (Preclinical): Extracellular vesicles, including exosomes and microvesicles, are nano-scale, membrane-enclosed vesicles which are secreted by most cells and contain characteristic lipids, proteins and nucleic acids such as mRNA and microRNAs. They can signal through the binding and activation of membrane receptors or the delivery of their cargo into the cytosol of target cells. Exosomes act as messengers to regulate the functions of neighboring or distant cells and have been shown to regulate functions such as cell survival, proliferation, inflammation and tissue regeneration. Their size, low or null immunogenicity and ability to communicate in native cellular language potentially make them an exciting new class of therapeutic agents with the potential to expand our ability to address complex biological responses. Because exosomes are cell-free substances, they can be stored, handled, reconstituted and administered in similar fashion to common biopharmaceutical products such as antibodies.

We are focused on developing a precision-engineered exosome platform technology that has the ability to deliver defined sets of effector molecules that exert their effects through defined mechanisms of action. Aspects of our exosome pipeline have been supported through collaborations and alliances. Our collaborations and research around exosomes include the National Institutes of Health (“NIH”), the National Institute of Allergy and Infectious Diseases (“NIAID”), Johns Hopkins University (“JHU”), the Department of Defense (“DoD”), the U.S. Army Institute of Surgical Research (“USAISR”), and Cedars-Sinai Medical Center (“CSMC”). We have published preclinical data on our StealthX™ platform showing the rapid development of a recombinant protein-based vaccine for immunization and prevention against SARS-CoV-2, the virus causing COVID-19. Our platform builds on advances in fundamental RNA and protein science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates.  Recently, we were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, will conduct a Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval. At this time, we have submitted an Investigational New Drug Application (“IND”) to the FDA for our StealthX™ vaccine, which is currently under review and we anticipate that once the IND is approved, that NIAID plans to initiate this trial in late 2024. Furthermore, If NIAID finds that our StealthX™ vaccine meets its criteria for safety and efficacy, they may consider our program for a funded Phase 2. At this time, we are developing exosome-based vaccines and therapeutics for infectious diseases, monogenic diseases and other potential indications. Our current strategy is focused on securing partners who will provide capital and additional resources to enable us to bring this program into the clinic.

As of December 31, 2023, we had cash, cash equivalents, and marketable securities totaling approximately $39.5 million. In the fourth quarter of 2023, we announced a positive outcome of the interim futility analysis for HOPE-3, which was reviewed by the Data Safety Monitoring Board. This resulted in a favorable recommendation to continue the HOPE-3 trial as planned, and in accordance with our U.S. Distribution Agreement with Nippon Shinyaku, triggered a milestone payment of $10.0 million which was received in January 2024. We estimate this will fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This expectation includes the $10.0 million milestone payment but excludes any additional potential milestone payments under our Commercialization and Distribution agreements with Nippon Shinyaku. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $22.3 million and $29.0 million, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $159.4 million. We expect to incur significant expenses and operating losses for the foreseeable future.

During the year ended December 31, 2023, we sold 877,821 shares of common stock at an average price of approximately $4.78 per share pursuant to a sales agreement by and between us and H.C. Wainwright & Co. LLC (“Wainwright”) under our at-the-market offering, resulting in net proceeds of $4.1 million. Additionally, in October 2023, we completed a registered direct offering for gross proceeds of approximately $23.0 million.

Recent Operational Developments

CAP-1002 DMD Program Updates

●	Enrollment has been completed for Cohort A in our Phase 3 trial which enrolled 61 subjects randomized to either CAP-1002 or placebo in a 1:1 ratio.

●	Reported a positive outcome from the interim futility analysis for Cohort A which triggered the first milestone payment of $10.0 million under our U.S. Commercialization Agreement with Nippon Shinyaku. There is an additional $90.0 million in potential milestone payments up to the time of approval which are triggered upon certain regulatory-based achievements. Following potential approval, there is an additional $605.0 million in potential milestones payments which may be payable to Capricor based on various sales-based targets being met.
●	Next steps for Cohort A: plan to readout top-line data in the fourth quarter of 2024.
●	Enrollment is underway for Cohort B designed to enroll approximately 44 subjects randomized to either CAP-1002 or placebo in a 1:1 ratio.
●	Next steps for Cohort B: expect to complete enrollment in the second quarter of 2024.
●	Announced the scale-up to expand the manufacturing capacity of CAP-1002 to our new San Diego facility, intended for commercial use, subject to regulatory approval. This facility was designed to be a versatile and cost-effective way to bring CAP-1002 to market efficiently and it is expected that our enhanced manufacturing capacity will increase our supply capabilities and improve our margins on ultimate product sales, if any. We are currently producing CAP-1002 doses at our San Diego facility for use in Cohort B.
●	Announced a positive outcome from a Type-B meeting held with FDA in the third quarter of 2023. In the meeting, the FDA affirmed alignment on the current HOPE-3 clinical trial design comprised of two cohorts and our plan to submit a BLA supported by results from Cohort A which uses product manufactured from our Los Angeles manufacturing facility.
●	We plan to meet with FDA in the first quarter of 2024 to continue discussing our pathway to BLA. In the upcoming Type-B meeting, we intend to discuss our further CMC plans for commercial launch, if approved, with an aim to expedite the approval pathway to our BLA filing. Our ultimate goal is to transition to our San Diego manufacturing facility for commercial manufacturing as quickly as possible.
●	Hosted a webinar in conjunction with Parent Project Muscular Dystrophy (PPMD) where key updates on our DMD program were outlined.
●	Presented a late-breaking poster at the 28th International Annual Congress of the World Muscle Society (WMS). Highlights from the poster included data from the HOPE-2 OLE trial measured by the Performance of the Upper Limb (PUL 2.0) showing a delta change=4.9 points, p=0.021 after 24-months of treatment, compared with the placebo patient group.

Exosome Program

●	Announced that our proprietary StealthX™ exosome-based multivalent vaccine (StealthX™ vaccine) for the prevention of SARS-CoV-2 was selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, NIAID, part of the National Institutes of Health, will conduct and fund a Phase 1 clinical trial with our StealthX™ vaccine, subject to regulatory approval. Under the terms of the collaboration, Capricor will supply the investigational product and NIAID's Division of Microbiology and Infectious Diseases (DMID) will oversee the trial.
●	Next steps for this project: NIAID plans to initiate the Phase 1 clinical trial in late 2024, subject to regulatory approval.
●	Currently, in collaboration with an undisclosed pharmaceutical company, we are also investigating the therapeutic application of our StealthX™ exosome platform.
●	Presented a late-breaking poster at the WMS on the application of our StealthX™ exosome platform for the delivery of antisense oligonucleotides (ASO). Highlights from the poster included data showing the presence of exosomes loaded with a labeled ASO in the lower limbs of mice 24 hours post-intravenous (IV) injection. Notably, the exosomes carrying the muscle-targeting moiety were not detected in any other tissues except for the expected clearance pathways (kidney and liver) with a single dose.

Corporate Updates

●	Announced receipt of our first milestone payment of $10.0 million under our U.S. Exclusive Distribution and Commercialization Agreement with Nippon Shinyaku.
●	Announced completion of a registered direct offering with participation from Nippon Shinyaku for gross proceeds of approximately $23.0 million.

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

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our product candidates. Developing biological products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of CAP-1002 and our exosome technologies. As we proceed with the clinical development of CAP-1002, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from public equity sales of securities and upfront payments pursuant to our U.S. and Japan Distribution Agreements with Nippon Shinyaku. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the US and in other territories across the world.

Our results have included non-cash compensation expense due to the issuance of stock options and warrants, as applicable. We expense the fair value of stock options and warrants over their vesting period as applicable. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions. Stock-based compensation expense is included in the consolidated statements of operations under general and administrative (“G&A”) or research and development (“R&D”) expenses, as applicable. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations for the fiscal years ended December 31, 2023 and 2022

Revenue

Clinical Development Income. Clinical development income for the years ended December 31, 2023 and 2022 was approximately $25.2 million and $2.6 million, respectively. The Company began to recognize the $30.0 million upfront payment received from Nippon Shinyaku related to an Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku in the third quarter of 2022. The Company began to recognize the $10.0 million milestone payment in connection with the U.S. Distribution Agreement in the fourth quarter of 2023. Revenue is ratably recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical trial (Cohort A).

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Year ended December 31,
	2023	2022	Change ($)	Change (%)

Compensation and other personnel expenses	$11,272,356	$7,450,879	$3,821,477	51%
Duchenne muscular dystrophy (CAP-1002)	18,667,993	7,470,558	11,197,435	150%
Exosomes platform research	2,090,999	3,600,916	(1,509,917)	(42)%
Facility expenses	1,457,097	1,070,598	386,499	36%
Stock-based compensation	1,916,245	805,089	1,111,156	138%
Depreciation	626,514	420,581	205,933	49%
Research and other	416,835	998,328	(581,493)	(58)%
Total research and development expenses	$36,448,039	$21,816,949	$14,631,090	67%

R&D expenses for 2023 increased by approximately $14.6 million, or 67%, compared to 2022. The increase was primarily driven by the following:

●	$3.8 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$11.2 million increase in DMD (CAP-1002) program primarily due to the enrollment of our HOPE-3 clinical program, our HOPE-2 OLE clinical trial and our expanded manufacturing production efforts for CAP-1002;
●	$0.4 million increase in facility expenses primarily related to increased lease expenses due to our expansion efforts of our research and manufacturing facility in San Diego;
●	$1.1 million increase in stock-based compensation expense primarily due to increases in headcount and risk-free rate, which resulted in an increase in fair value of option issued; and
●	$0.2 million increase in depreciation expense primarily related to increased equipment purchases and capital improvements related to expansion efforts of our research and manufacturing facility in San Diego.

This increase was partially offset by a $1.5 million decrease in exosomes research primarily due to reduced expenses related to completion of certain research projects and a $0.6 million decrease in research and other primarily due to the completion of activities related to our INSPIRE clinical program in 2022.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Year ended December 31,
	2023	2022	Change ($)	Change (%)

Stock-based compensation	$5,476,151	$3,653,489	$1,822,662	50%
Compensation and other personnel expenses	3,702,469	3,283,964	418,505	13%
Professional services	1,700,852	1,958,666	(257,814)	(13)%
Facility expenses	294,841	355,318	(60,477)	(17)%
Depreciation	442,368	112,550	329,818	293%
Other corporate expenses	1,191,205	1,067,916	123,289	12%
Total general and administrative expenses	$12,807,886	$10,431,903	$2,375,983	23%

G&A expenses for 2023 increased by approximately $2.4 million, or 23%, compared to 2022. The increase was primarily driven by the following:

●	$1.8 million increase in stock-based compensation expense primarily due to increases in headcount;
●	$0.4 million increase in compensation and other personnel expenses primarily due to increases in headcount and recruiting costs;
●	$0.3 million increase in depreciation related to leasehold improvements to our San Diego corporate headquarters; and

●	$0.1 million increase in other corporate expenses primarily related to increased travel and payroll processing costs due to increased headcount.

This increase was partially offset by a $0.3 million decrease in professional service expenses primarily due to a decrease in business development related expenses.

Other Income

Other Income. Other income for the years ended December 31, 2023 and 2022 was approximately $0.1 million and $0.2 million, respectively. Other income in 2022 was related to the Employer Retention Credit under the CARES Act.

Investment Income. Investment income for the years ended December 31, 2023 and 2022 was approximately $1.7 million and $0.5 million, respectively. The increase in investment income in 2023 as compared to 2022 is due to increased interest rates and the higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

CAP-1002 for the treatment of DMD – We are currently conducting our HOPE-3, Phase 3 study for DMD and our ongoing OLE study of the HOPE-2 trial for which we expect to spend approximately $25.0 million to $35.0 million in 2024. The expenses for our DMD program will include costs for personnel, clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing if our CAP-1002 product is approved.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage preclinical development. We expect to spend approximately $3.0 million to $5.0 million during 2024 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform including the manufacturing of our StealthX™ vaccine to be used in connection with our collaboration with NIAID.

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

Liquidity and Capital Resources for the fiscal years ended December 31, 2023 and 2022

The following table summarizes our liquidity and capital resources as of and for each of our last two fiscal years, and our net increase (decrease) in cash, cash equivalents, and marketable securities as of and for each of our last two fiscal years and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

	As of December 31,
Liquidity and capital resources	2023	2022
Cash and cash equivalents	$14,695	$9,603
Marketable securities	$24,793	$31,818
Working capital	$19,586	$19,302
Stockholders’ equity	$22,601	$11,786

	Year ended December 31,
Cash flow data	2023	2022
Cash provided by (used in):
Operating activities	$(25,596)	$4,917
Investing activities	5,108	(35,073)
Financing activities	25,580	4,874
Net increase (decrease) in cash and cash equivalents	$5,092	$(25,282)

Our total cash, cash equivalents, and marketable securities as of December 31, 2023 were approximately $39.5 million compared to approximately $41.4 million as of December 31, 2022. The decrease in cash, cash equivalents and marketable securities from December 31, 2023 as compared to December 31, 2022 is due to a net loss of approximately $22.3 million for the year ended December 31, 2023, receipt of $12.0 million upfront from Nippon Shinyaku related to the Japan Distribution Agreement in the first quarter of 2023, and approximately $23.0 million raised in October 2023 through a registered direct offering. The net loss of approximately $22.3 million for the year ended December 31, 2023 was driven by the increased R&D expenses in connection with our clinical program in DMD. As of December 31, 2023, we had approximately $36.1 million in total liabilities, of which approximately $24.3 million relates to deferred revenue and approximately $2.2 million related to lease liabilities in connection with our operating lease right-of-use assets. As of December 31, 2023, we had approximately $19.6 million in net working capital.

Cash used in operating activities was approximately $25.6 million for the year ended December 31, 2023 and cash provided by operating activities was approximately $4.9 million for the year ended December 31, 2022. The net change of approximately $30.5 million in cash from operating activities is due to the milestone payment of $10.0 million from Nippon Shinyaku and deferred revenue. Furthermore, there was an increase of approximately $2.9 million in stock-based compensation and a decrease in net loss of approximately $6.7 million for the year ended December 31, 2023 as compared to the same period in 2022. Furthermore, there was a net change of approximately $0.1 million in accounts payable and accrued expenses, which includes related party accounts payable and accrued expenses. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activity of approximately $5.1 million for the year ended December 31, 2023 and cash flow used in investing activities of approximately $35.1 million for the year ended December 31, 2022. The change in cash flow by investing activities for the year ended December 31, 2023 as compared to the same period of 2022 is due to the net effect from purchases, sales, and maturities of marketable securities as well as purchases of property and equipment and leasehold improvements.

We had cash flow provided by financing activities of approximately $25.6 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively. The increase in cash provided by financing activities for the year ended December 31, 2023 as compared to the same period of 2022 is primarily due to the net proceeds from the sale of common stock. During 2023 we received net proceeds from the sale of stock of approximately $25.5 million compared to approximately $4.8 million over the same period of 2022.

From inception through December 31, 2023, we financed our operations primarily through private and public sales of our equity securities, government grants, and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Collaborations

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into a Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of CAP-1002 for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the U.S Distribution Agreement, Capricor received an upfront payment of $30.0 million in the first quarter of 2022. The first milestone payment of $10.0 million was paid upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. Capricor received this milestone payment from Nippon Shinyaku in January 2024. Additionally, there are potential milestones totaling up to $90.0 million leading up to and including the BLA approval. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of CAP-1002 of up to $605.0 million. Further, pursuant to the U.S. Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and Capricor will have the right to receive a meaningful mid-range double-digit share of product revenue.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: Japan)

On February 10, 2023, Capricor entered into a Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku. Under the terms of the Japan Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in Japan of CAP-1002 for the treatment of DMD.

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12.0 million in the first quarter of 2023 and in addition, Capricor will potentially receive additional development and sales-based milestone payments of up to approximately $89.0 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in Japan. Capricor will be responsible for the conduct of clinical development in Japan, as may be required, as well as the manufacturing of CAP-1002. Subject to regulatory approval, Capricor will sell commercial product to Nippon Shinyaku in Japan. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

Financing Activities by the Company

October 2023 Financing

On October 3, 2023, the Company entered into Securities Purchase Agreements with its commercial partner, Nippon Shinyaku and funds associated with Highbridge Capital Management, LLC (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 4,935,621 shares of its common stock, par value $0.001 per share, at a price per share of $4.66 for an aggregate purchase price of approximately $23.0 million. Each share of common stock offered was sold with a warrant to purchase one share of common stock at an exercise price of $5.70 per share. Each warrant will be exercisable beginning six months after issuance and will expire seven years from the date of issuance. As part of the Registered Direct Offering, the Company agreed not to issue or sell shares (subject to customary exceptions for employee stock option issuances and other customary exceptions) for a period of 30 days following the date of the prospectus supplement that was used in the Registered Direct Offering.  That prospectus was dated September 29, 2023, and the Company “lock-up” expired on October 29, 2023.  The Company’s directors and executive officers also entered into “lock-up” agreements with the placement agent in the Registered Direct Offering, which agreements expired on the 60th day following the date of the Securities Purchase Agreements, or December 2, 2023.

ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement,”), with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the SEC on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through March 7, 2024, the Company sold an aggregate of 3,227,501 shares of common stock under the ATM Program at an average price of approximately $5.50 per share for gross proceeds of approximately $17.8 million. Approximately $57.2 million of common stock may still be sold pursuant to the ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.6 million.

CIRM Grant Award

On June 16, 2016, Capricor entered into an award (the “CIRM Award”) with the California Institute for Regenerative Medicine (“CIRM”) in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase 1/2 HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award included a co-funding requirement pursuant to which Capricor was required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten-year anniversary of the date of the award), Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan could be up to five years from the date of execution of the applicable loan agreement; provided that the maturity date of the loan will not surpass the ten-year anniversary of the grant date of the CIRM Award. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in the CIRM Loan Policy and CIRM Grants Administration Policy for Clinical Stage Projects (the “New Loan Balance”), at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. Depending on the timing of our election, additional funds may be owed. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. If we elect to do so, Capricor would be required to repay the amounts awarded by CIRM, therefore the Company accounts for this award as a liability rather than income.

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of December 31, 2023, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of December 31, 2023, the fair value of our cash, cash equivalents, and marketable securities was approximately $39.5 million. Additionally, as of December 31, 2023, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities which consisted primarily of money market funds and bank money market accounts, which included short term U.S. treasuries, bank savings and checking accounts.

The goal of our investment policy is to place our investments with highly rated credit issuers and limit the amount of credit exposure. We seek to improve the safety and likelihood of preservation of our invested funds by limiting default risk and market risk. Our investments may be exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair market value of our investments, if any. We will manage this exposure by performing ongoing evaluations of our investments. Due to the short-term maturities, if any, of our investments to date, their carrying value has always approximated their fair value. Our policy is to mitigate default risk by investing in high credit quality securities, and we currently do not hedge interest rate exposure. Due to our policy of making investments in U.S. treasury securities with primarily short-term maturities, we believe that the fair value of our investment portfolio would not be materially impacted by a hypothetical 100 basis point increase or decrease in interest rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAPRICOR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Capricor Therapeutics, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Capricor Therapeutics, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations, during the year ended December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition – Revenue Recognized Over Time

Description of the Matter

As discussed in Note 1 and Note 7 to the Consolidated Financial Statements, the Company earns its revenue through an exclusive commercialization and distribution agreement. For performance obligations related to services that are required to be recognized over time, the Company generally measures its progress to completion using an input measure of total costs for patient visits incurred divided by total costs expected to be incurred for all patient visits.

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

Encino, California

March 8, 2024

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

ASSETS

	December 31, 2023	December 31, 2022

CURRENT ASSETS
Cash and cash equivalents	$14,694,857	$9,603,242
Marketable securities	24,792,846	31,818,020
Receivables	10,371,993	547,580
Prepaid expenses and other current assets	995,776	919,892

TOTAL CURRENT ASSETS	50,855,472	42,888,734

PROPERTY AND EQUIPMENT, net	5,560,641	4,588,030

OTHER ASSETS
Lease right-of-use assets, net	2,050,042	2,349,974
Other assets	268,172	268,172

TOTAL ASSETS	$58,734,327	$50,094,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,222,762	$4,834,683
Accounts payable and accrued expenses, related party	27,479	89,234
Lease liabilities, current	749,112	682,039
Deferred revenue, current	24,270,465	17,980,599

TOTAL CURRENT LIABILITIES	31,269,818	23,586,555

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	1,486,783	1,878,070
Deferred revenue, net of current	—	9,467,932

TOTAL LONG-TERM LIABILITIES	4,863,042	14,722,261

TOTAL LIABILITIES	36,132,860	38,308,816

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 31,148,320 and 25,241,402 shares issued and outstanding, respectively	31,148	25,241
Additional paid-in capital	181,701,859	148,735,420
Accumulated other comprehensive income	235,813	105,244
Accumulated deficit	(159,367,353)	(137,079,811)

TOTAL STOCKHOLDERS’ EQUITY	22,601,467	11,786,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,734,327	$50,094,910

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years ended December 31,
	2023	2022

REVENUE
Revenue	$25,178,066	$2,551,469

TOTAL REVENUE	25,178,066	2,551,469

OPERATING EXPENSES
Research and development	36,448,039	21,816,949
General and administrative	12,807,886	10,431,903

TOTAL OPERATING EXPENSES	49,255,925	32,248,852

LOSS FROM OPERATIONS	(24,077,859)	(29,697,383)

OTHER INCOME (EXPENSE)
Other income	67,657	190,582
Investment income	1,728,701	521,535
Loss on disposal of fixed assets	(6,041)	(34,266)

TOTAL OTHER INCOME (EXPENSE)	1,790,317	677,851

NET LOSS	(22,287,542)	(29,019,532)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	130,569	105,244

COMPREHENSIVE LOSS	$(22,156,973)	$(28,914,288)

Net loss per share, basic and diluted	$(0.83)	$(1.18)
Weighted average number of shares, basic and diluted	26,778,360	24,552,688

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2021 THROUGH DECEMBER 31, 2023

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2021	24,185,001	$24,185	$139,404,060	$—	$(108,060,279)	$31,367,966

Issuance of common stock, net of fees	830,858	831	4,802,703	—	—	4,803,534

Stock-based compensation	—	—	4,458,578	—	—	4,458,578

Stock options exercised	225,543	225	70,079	—	—	70,304

Unrealized gain on marketable securities	—	—	—	105,244	—	105,244

Net loss	—	—	—	—	(29,019,532)	(29,019,532)

Balance at December 31, 2022	25,241,402	$25,241	$148,735,420	$105,244	$(137,079,811)	$11,786,094

Issuance of common stock, net of fees	5,813,442	5,813	25,509,536	—	—	25,515,349

Stock-based compensation	—	—	7,392,396	—	—	7,392,396

Stock options exercised	93,476	94	64,507	—	—	64,601

Unrealized gain on marketable securities	—	—	—	130,569	—	130,569

Net loss	—	—	—	—	(22,287,542)	$(22,287,542)

Balance at December 31, 2023	31,148,320	$31,148	$181,701,859	$235,813	$(159,367,353)	$22,601,467

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,287,542)	$(29,019,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	6,041	34,266
Depreciation and amortization	1,068,882	533,131
Stock-based compensation	7,392,396	4,458,578
Changes in lease liabilities	(24,282)	161,740
Changes in operating assets and liabilities:
Receivables	(9,824,413)	(155,830)
Prepaid expenses and other current assets	(75,884)	240,045
Other assets	—	7,550
Accounts payable and accrued expenses	1,388,078	1,718,312
Accounts payable and accrued expenses, related party	(61,755)	(510,154)
Deferred revenue	(3,178,066)	27,448,531
Net cash provided by (used in) operating activities	(25,596,545)	4,916,637

Cash flows from investing activities:
Purchase of marketable securities	(97,441,506)	(114,218,737)
Proceeds from sales and maturities of marketable securities	104,597,249	82,505,961
Purchases of property and equipment	(1,311,660)	(2,000,243)
Payments for leasehold improvements	(735,873)	(1,359,488)
Net cash provided by (used in) investing activities	5,108,210	(35,072,507)

Cash flows from financing activities:
Net proceeds from sale of common stock	25,515,349	4,803,534
Proceeds from exercise of stock awards	64,601	70,304
Net cash provided by financing activities	25,579,950	4,873,838

Net increase (decrease) in cash and cash equivalents	5,091,615	(25,282,032)

Cash and cash equivalents balance at beginning of period	9,603,242	34,885,274

Cash and cash equivalents balance at end of period	$14,694,857	$9,603,242

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics” or the “Company,” “we,” “us” or “our”), is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”), a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, has multiple therapeutic drug candidates in various stages of development.

Basis of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Reclassification

Certain reclassification of prior period amounts has been made to conform to the current year presentation.

Liquidity and Going Concern

The Company has historically financed its research and development activities as well as operational expenses primarily from equity financings, government grants, and payments from distribution agreements and collaboration partners.

Cash, cash equivalents, and marketable securities as of December 31, 2023 were approximately $39.5 million, compared to approximately $41.4 million as of December 31, 2022. In the first quarter of 2023, the Company received an upfront payment of $12.0 million from Nippon Shinyaku Co., Ltd., a Japanese corporation, (“Nippon Shinyaku”), in accordance with its Japan Exclusive Commercialization and Distribution Agreement (see Note 7 – “License and Distribution Agreements”). In October 2023, the Company completed a registered direct offering for gross proceeds of approximately $23.0 million (see Note 2 – “Stockholder’s Equity”). We received our first milestone payment of $10.0 million in the first quarter of 2024, which was triggered upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. Additionally, the Company has a Common Stock Sales Agreement in place with H.C. Wainwright & Co. LLC ("Wainwright") to create at-the-market equity programs under which the Company, from time to time, sells shares of its common stock (see Note 2 - "Stockholders' Equity").

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company’s options for raising additional capital include potentially seeking additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and other assets, potential distribution and other partnering opportunities, and from government grants. The Company has incurred significant operating losses and negative cash flows from operations. Based on the Company’s available cash resources and based upon the Company’s projections for its operations, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. Therefore, there is a substantial doubt about the Company’s ability to continue as a going concern.

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

In light of past uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, which was established by the CARES Act. The Company has submitted $738,778 in ERC for applicable 2020 and 2021 periods, receiving $191,199 in 2021 and $191,463 in 2023. As of December 31, 2023, the Company has recorded a receivable for $366,551 for the remainder of funds expected to be received.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

presented as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. As of December 31, 2023, marketable securities consist primarily of short-term United States treasuries.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $1,068,882 and $533,131 for the years ended December 31, 2023 and 2022, respectively.

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2023	2022
Furniture and fixtures	$187,997	$139,336
Laboratory equipment	5,449,597	4,237,089
Leasehold improvements	2,129,102	1,393,230
	7,766,696	5,769,655
Less accumulated depreciation	(2,206,055)	(1,181,625)
Property and equipment, net	$5,560,641	$4,588,030

Long-Lived Assets

The Company accounts for the impairment and disposition of long-live assets in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”). Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment related to long-lived assets was recorded for the years ended December 31, 2023 and 2022.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Revenue Recognition

The Company adopted ASU 606, Revenue for Contracts from Customers (“ASU 606”), which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries (see Note 7 – “License and Distribution Agreements”).

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

The Company’s distribution agreements may entitle it to additional payments upon the achievement of milestones or shares of product revenue on sales. The milestones are generally categorized into three types: development milestones, regulatory milestones and sales-based milestones. The Company evaluates whether it is probable that the consideration associated with each milestone or shared revenue payments will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income (loss) in the Company’s consolidated statements of operation and comprehensive loss. Typically, milestone payments and shared revenue payments are achieved after the Company’s performance obligations associated with the distribution agreements have been completed and after the customer has assumed responsibility for the commercialization program. Milestones or shared revenue payments achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or shared revenue payments were achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on its consolidated balance sheets.

Certain judgments affect the application of the Company’s revenue recognition policy. For example, the Company records short-term (less than one year) and long-term (over one year) deferred revenue based on its best estimate of when such revenue will be recognized. This estimate is based on the Company’s current operating plan and the Company may recognize a different amount of deferred revenue over the next 12-month period if its plan changes in the future.

Under the U.S. Commercialization and Distribution Agreement (the “US Distribution Agreement”) with Nippon Shinyaku, the transaction price consists of variable shared revenue payments and fixed components in the form of an upfront payment and milestones. The timing of the fixed component of the transaction price is upfront, however, the performance obligation is satisfied over a period of time, which is the estimated duration of the HOPE-3 clinical trial, Cohort A arm. Therefore, upon receipt of the upfront payment and achievement of milestones, a contract liability is recorded which represents deferred revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition.

Grant Income

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 5 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards. No grant income was recognized during the years ended December 31, 2023 and 2022.

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

As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $106.9 million, available to reduce future taxable income, of which approximately $50.7 million will begin to expire in 2027. The post December 31, 2017 net operating losses generated of approximately $56.2 million will carryforward indefinitely, but may be subject to an 80% limitation upon utilization. As of December 31, 2023, the Company had state net operating loss carryforwards of approximately $147.3 million, available to reduce future taxable income, which will begin to expire in 2028. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state laws based on ownership changes and the value of the Company’s stock. Additionally, currently, the Company has approximately $6.2 million of federal research and development credits and approximately $3.7 million of federal orphan drug credits, available to offset future taxable income. These federal research and development and orphan drug credits begin to expire in 2027 and 2035, respectively. Additionally, the Company currently has approximately $2.2 million of California research and development credits available to offset future taxable income which will carryforward indefinitely. Utilization of these credits could be limited under Section 383 of the Code and similar state laws based on ownership changes and the value of the Company’s stock.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company incurred no interest or penalties for the years ended December 31, 2023 and 2022. The Company files income tax returns with the IRS and the California Franchise Tax Board.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $36.4 million and $21.8 million for the years ended December 31, 2023 and 2022, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $22.2 million and $28.9 million for the years ended December 31, 2023 and 2022, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the years ended December 31, 2023 and 2022, the Company’s other comprehensive income was $130,569 and $105,244, respectively.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

For the years ended December 31, 2023 and 2022, warrants and options to purchase 13,268,807 and 5,882,621 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the years ended December 31, 2023 and 2022.

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

The following table summarizes the fair value measurements by level at December 31, 2023 and 2022 for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
	Level I	Level II	Level III	Total
Marketable Securities	$24,792,846	$—	$—	$24,792,846

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

2.	STOCKHOLDERS’ EQUITY

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

From June 21, 2021 through December 31, 2023, the Company sold an aggregate of 2,976,154 shares of common stock under the ATM Program at an average price of approximately $5.59 per share for gross proceeds of approximately $16.6 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.6 million. As of the date of this filing, approximately $57.2 million of common stock may still be sold pursuant to the ATM Program. Additionally, subsequent to December 31, 2023, the Company sold shares under the ATM Program (see Note 9 – “Subsequent Events”).

October 2023 Financing

On October 3, 2023, the Company entered into Securities Purchase Agreements with its commercial partner, Nippon Shinyaku and funds associated with Highbridge Capital Management, LLC (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 4,935,621 shares of its common stock, par value $0.001 per share, at a price per share of $4.66 for an aggregate purchase price of approximately $23.0 million. Each share of common stock offered was sold with a warrant to purchase one share of common stock at an exercise price of $5.70 per share. Each warrant will be exercisable beginning six months after issuance and will expire seven years from the date of issuance. As part of the Registered Direct Offering, the Company agreed not to issue or sell shares (subject to customary exceptions for employee stock option issuances and other customary exceptions) for a period of 30 days following the date of the prospectus supplement that was used in the Registered Direct Offering.  That prospectus was dated September 29, 2023, and the Company “lock-up” expired on October 29, 2023. The Company’s directors and executive officers also entered into “lock-up” agreements with the

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

placement agent in the Registered Direct Offering, which agreements expired on the 60th day following the date of the Securities Purchase Agreements, or December 2, 2023.

Outstanding Shares

At December 31, 2023, the Company had 31,148,320 shares of common stock issued and outstanding.

3.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the years ended December 31, 2023 and 2022:

		Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2022	105,782	$1.37
Granted	—	—
Exercised	—	—
Outstanding at December 31, 2022	105,782	$1.37
Granted	4,935,621	5.70
Exercised	—	—
Outstanding at December 31, 2023	5,041,403	$5.61

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		December 31,	December 31,	Exercise Price	Expiration
Type	Grant Date	2023	2022	per Share	Date

Common Warrants	12/19/2019	40,782	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
Common Warrants	10/3/2023	4,935,621	—	$5.70	10/3/2030

		5,041,403	105,782

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

In June 2021, the Company’s stockholders approved the 2021 Plan, which authorized 3,500,000 shares of common stock reserved under the 2021 Plan for the issuance of stock awards.  The number of shares available for issuance under the 2021 Plan shall be automatically increased on January 1 of each year, commencing with January 1, 2022, by an amount equal to the lesser of 5% of the outstanding shares of Common Stock as of the last day of the immediately preceding

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

fiscal year or such number of shares determined by the compensation committee of the Board. On January 1, 2024 and 2023, 1,557,416 and 1,262,070 shares were added under the 2021 Plan, respectively.

As of December 31, 2023, 1,232,318 options remain available for issuance under the respective stock option plans.

The Company’s stock option plans are administered by the Board, in conjunction with the compensation committee of the Board, which determines the recipients and types of awards to be granted, as well as the number of shares subject to the awards, the exercise price and the vesting schedule. Each stock option granted will be designated in the award agreement as either an incentive stock option or a nonstatutory stock option. Notwithstanding such designation, however, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options. Stock options are granted with an exercise price not less than equal to the closing price of the Company’s common stock on the date of grant, and generally vest over a period of one to four years. The term of stock options granted under each of the plans cannot exceed ten years.

The estimated weighted average fair value of the options granted during 2023 and 2022 were approximately $3.85 and $3.04 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The company used the following assumptions to estimate the fair value of stock options issued during the year ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Expected volatility	111 - 121%	123 - 124%
Expected term	5 - 7 years	6 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	3.5 - 4.5%	1.5 - 3.9%

Employee and non-employee stock-based compensation expense was as follows:

	Year ended December 31,
	2023	2022

General and administrative	$5,476,151	$3,653,489
Research and development	1,916,245	805,089
Total	$7,392,396	$4,458,578

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The following table summarizes information about stock options outstanding and exercisable at December 31, 2023:

Options Outstanding
		Weighted Average	Weighted Average
Range of Ex. Prices	Options Outstanding	Term (yrs.)	Exercise Price
$1.39	1,600,054	5.71	$1.39
$2.54 - $3.41	1,889,562	8.14	3.19
$3.61 - $3.85	3,004,621	8.17	3.80
$4.11 - $7.14	1,733,167	9.02	5.08
	8,227,404		$3.46

Options Exercisable
		Weighted Average	Weighted Average
Range of Ex. Prices	Options Exercisable	Term (yrs.)	Exercise Price
$1.39	1,544,732	5.69	$1.39
$2.54 - $3.41	845,993	8.00	3.18
$3.61 - $3.85	1,601,850	7.85	3.79
$4.11 - $7.14	255,561	7.49	5.16
	4,248,136		$2.88

As of December 31, 2023, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $13.5 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The following is a schedule summarizing employee and non-employee stock option activity for the years ended December 31, 2023 and 2022:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2022	3,793,824	$2.68
Granted	2,817,370	3.46
Exercised	(325,667)	1.37	$867,854
Expired/Cancelled	(508,688)	4.55
Outstanding at December 31, 2022	5,776,839	$2.97
Granted	3,420,979	4.32
Exercised	(182,405)	2.55	$367,422
Expired/Cancelled	(788,009)	3.82
Outstanding at December 31, 2023	8,227,404	$3.46	$12,493,414
Exercisable at December 31, 2023	4,248,136	$2.88	$8,636,326

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

4.	CONCENTRATIONS

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and marketable securities. The Company maintains accounts at three financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 and/or the Securities Investor Protection Corporation, as applicable. The Company’s cash, cash equivalents, and marketable securities in excess of the FDIC insured limits as of December 31, 2023, were approximately $39.2 million. The Company monitors the financial stability of the financial institutions with which it maintains accounts and believes it is not exposed to any significant credit risk in cash and cash equivalents. Historically, the Company has not experienced any significant losses

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

in such accounts and does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.

5.	GOVERNMENT GRANT AWARDS

CIRM Grant Award (HOPE)

On June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase 1/2 HOPE-Duchenne clinical trial investigating CAP-1002 for the treatment of DMD-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award included a co-funding requirement pursuant to which Capricor was required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten-year anniversary of the date of the award), Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan could be up to five years from the date of execution of the applicable loan agreement; provided that the maturity date of the loan will not surpass the ten-year anniversary of the grant date of the CIRM Award. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in the CIRM Loan Policy and CIRM Grants Administration Policy for Clinical Stage Projects (the “New Loan Balance”), at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. If Capricor elects to convert the CIRM Award into a loan, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. Capricor has not yet made its decision as to whether it will elect to convert the CIRM Award into a loan. Depending on the timing of our election, additional funds may be owed. If we elect to do so, Capricor would be required to repay the amounts awarded by CIRM; therefore, the Company accounts for this award as a liability rather than income.

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of December 31, 2023, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Expenses incurred under short-term operating leases for the years ended December 31, 2023 and 2022 were $92,928 and $81,735, respectively.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2023:

2024	$886,672
2025	910,106
2026	676,908
2027	—
2028	—
Total minimum lease payments	2,473,686
Less: imputed interest	(237,791)
Total operating lease liabilities	$2,235,895
Included in the consolidated balance sheet:
Current portion of lease liabilities	$749,112
Lease liabilities, net of current	1,486,783
Total operating lease liabilities	$2,235,895

Other Information:
Weighted average remaining lease term	2.73 years
Weighted average discount rate	7.24%

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

As of December 31, 2023, ROU assets for operating leases were approximately $2.1 million and operating lease liabilities were approximately $2.2 million. The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Year ended December 31,
	2023	2022

Lease costs, unrelated parties	$663,684	$632,689
Lease costs, related parties	129,158	128,478
Lease payments, unrelated parties	684,444	470,950
Lease payments, related parties	117,772	128,478

Legal Contingencies

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of December 31, 2023. The Company has received a letter from CSMC alleging certain overdue payment obligations and alleged breaches (see Note 7 – “License and Distribution Agreements”).

Accounts Payable

During the normal course of business, disputes with vendors may arise. If a vendor disputed payment is probable and able to be estimated, we will record an estimated liability.

Other Funding Commitments

The Company is a party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specific products (see Note 7 - "License and Distribution Agreements").

Additionally, the Company is a party to various agreements with contract research, manufacturing and other organizations that generally provide for termination upon notice, with the exact amounts owed in the event of termination to be based on the timing of termination and the terms of the agreement.

Employee Severances

The Board of Directors approves severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of December 31, 2023.

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

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

to Capricor (with the right to sublicense) to develop and commercialize licensed products under the licensed patent rights in all fields.

Pursuant to the Rome License Agreement, Capricor paid the University of Rome a license issue fee, is currently paying minimum annual royalties in the amount of 20,000 Euros per year, and is obligated to pay a lower-end of a mid-range double-digit percentage on all royalties received as a result of sublicenses granted, which are net of any royalties paid to third parties under a license agreement from such third-party to Capricor. The minimum annual royalties are creditable against future royalty payments.

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

License Agreement for Exosome-based Vaccines and Therapeutics

Capricor and JHU entered into an Exclusive License Agreement (the “JHU Exosome License Agreement”), effective April 28, 2021 for its co-owned interest in certain intellectual property rights related to exosome-mRNA vaccines and therapeutics. The JHU Exosome License Agreement provided for the grant of an exclusive, world-wide, royalty-bearing license of JHU’s co-owned rights by JHU to Capricor, with the right to sublicense, in order to conduct research using the patent rights and know-how and to develop and commercialize products in the field using the patent rights and know-how. The JHU Exosome License Agreement was terminated by Capricor on December 15, 2023.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Pursuant to the Amended CSMC License Agreement, Capricor remains obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a low double-digit percentage of the consideration received from any sublicenses or other grant of rights. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to obtain a license from a third-party for patent rights in connection with the royalty-bearing product.

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

Capricor and CSMC have entered into several amendments to the Amended CSMC License Agreement, pursuant to which the parties agreed to add and delete certain patent applications from the list of scheduled patents and extend the timing of certain development milestones, among other things. Capricor reimbursed CSMC for certain attorneys’ fees and filing fees incurred in connection with the additional patent applications.

We recently received a letter from CSMC alleging that pursuant to the Amended CSMC License Agreement between CSMC and Capricor, Capricor has certain overdue payment obligations to CSMC arising out of a milestone payment received by Capricor pursuant to the U.S. Distribution Agreement entered into between Capricor and Nippon Shinyaku. Capricor has received a milestone payment of $10.0 million under its U.S. Distribution Agreement with Nippon Shinyaku, which CSMC is claiming 10% of this milestone payment is owed to them. The notice letter requests that Capricor cure the alleged breaches of the Amended CSMC License Agreement, and reserves CMSC’s purported right to terminate the Amended CSMC License Agreement if such alleged breaches are not cured. We dispute the allegations in

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

the letter from CSMC and intend to vigorously defend our position and pursue all available remedies, but there is no guarantee that any disputes that we have with CSMC will be resolved or if resolved, will not result in our incurring certain payment and other obligations.

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

Pursuant to the Exosomes License Agreement, CSMC was paid a license fee and Capricor reimbursed CSMC for certain fees and costs incurred in connection with the preparation and prosecution of certain patent applications. Additionally, Capricor is required to meet certain non-monetary development milestones and is obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a single-digit percentage of the consideration received from any sublicenses or other grant of rights. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to obtain a license from a third-party for patent rights in connection with the royalty bearing product.

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

Capricor and CSMC have entered into several amendments to the Exosomes License Agreement. Collectively, these amendments added additional patent applications and patent families to the Exosomes License Agreement, added certain defined product development milestone payments, modified certain milestone deadlines, added certain performance milestones with respect to product candidates covered by certain future patent rights in order to maintain an exclusive license to those future patent rights, and converted certain exclusive rights to co-exclusive rights. These amendments also obligated Capricor to reimburse CSMC for certain attorneys’ fees and filing fees in connection with the additional patent applications and patent families.

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

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into a Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of CAP-1002 for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the U.S Distribution Agreement, Capricor received an upfront payment of $30.0 million in the first quarter of 2022. The first milestone payment of $10.0 million was paid upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. Additionally, there are potential milestones totaling up to $90.0 million leading up to and including the BLA approval. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of CAP-1002 of up to $605.0 million. Further, pursuant to the U.S. Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and Capricor will have the right to receive a meaningful mid-range double-digit share of product revenue.

The Company has evaluated the U.S. Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. At the inception, the Company identified one distinct performance obligation. The Company determined that the performance obligation is the conduct of the HOPE-3, Phase 3 clinical study.

The Company determined the transaction price totaled $40.0 million, which was the upfront payment of $30.0 million and $10.0 million milestone payment. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. The Company has allocated the $40.0 million transaction price to its one distinct performance obligation. Revenue will be recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical study, Cohort A arm, to determine the extent of progress towards completion. Under this method, the transaction price is recognized over the contract’s entire performance period using a cost percentage per patient visit relative to the total estimated cost of patient visits.

For the year ended December 31, 2023, the Company recognized approximately $25.2 million as revenue compared to approximately $2.6 million for the year ended December 31, 2022. In relation to the U.S. Distribution Agreement, as of December 31, 2023, the Company recorded approximately $12.3 million as current deferred revenue on the Company’s consolidated balance sheets. As of December 31, 2023, the Company recorded a receivable of $10.0 million in connection with the interim futility milestone, which payment was received in January 2024.

The Company had no opening or closing contract asset balances recognized.  The difference between the opening and closing balances of the Company’s contract liability results from the Company performance of services in connection to its performance obligation.

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized. As of December 31, 2023, remaining performance obligations related to the U.S. Distribution Agreement were approximately $12.3 million. At this time, we estimate 100% of the remaining performance obligations are expected to be recognized over the next 12 months. Remaining performance obligations estimates are subject to change.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: Japan)

On February 10, 2023, Capricor entered into a Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku. Under the terms of the Japan Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in Japan of CAP-1002 for the treatment of DMD.

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12.0 million in the first quarter of 2023 and in addition, Capricor may potentially receive additional development and sales-based milestone payments of up to approximately $89.0 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in Japan. Capricor will be responsible for the conduct of clinical development in Japan, as may be required, as well as the manufacturing of CAP-1002. Subject to regulatory approval, Capricor will sell commercial product to Nippon Shinyaku in Japan. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company has evaluated the Japan Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s consolidated balance sheets as of December 31, 2023.

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

In January 2024, Capricor entered into a Consulting Agreement with Michael Kelliher, a member of its Board of Directors, related to business development services whereby he was granted an option to purchase 30,000 shares of the Company's common stock.

Payables to Related Party

As of December 31, 2023 and 2022, the Company had accounts payable and accrued expenses to related parties totaling $27,479 and $89,234, respectively. CSMC accounts for $17,479 and $79,234 of the total accounts payable and accrued expenses to related parties as of December 31, 2023 and December 31, 2022, respectively. CSMC expenses relate to research and development costs, clinical trial costs, license and patent fees, and facilities rent. During the years ended December 31, 2023 and 2022, the Company paid CSMC approximately $226,400 and approximately $794,000, respectively, for such costs.

9.	SUBSEQUENT EVENTS

Additional Sales under ATM Program

Subsequent to December 31, 2023 and through March 7, 2024, the Company sold an aggregate of 251,347 shares of common stock under the ATM Program at an average price of approximate $4.50 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the placement agent in the aggregate amount of approximately $35,900.

Stock Option Grants

In January 2024, the Company granted a total of 2,203,726 stock options to its employees, certain non-employee consultants, and directors.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

License and Service Agreement

In February 2024, we entered into a License and Services Agreement with Azzur Cleanrooms-on-Demand – San Diego, LLC (the “Azzur License Agreement”) pursuant to which we have been granted an exclusive license to use certain space and the non-exclusive right to use certain equipment and property for our early phase clinical and/or pre-clinical manufacturing purposes. Our estimated license fee is approximately $120,500 per month for a term of approximately 6 months.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in Internal Control-Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Executive Officers” and “Delinquent Section 16(a) Reports” in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (our “2024 Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the section entitled “2023 Executive Compensation” and “Compensation of Directors” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the sections entitled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in our 2024 Proxy Statement and is incorporated herein by reference.

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

10.7

Exclusive License Agreement, dated June 22, 2006, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.8

First Amendment to the Exclusive License Agreement, dated May 13, 2009, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.9

Second Amendment to the Exclusive License Agreement, dated December 20, 2013, between Capricor, Inc. and the Johns Hopkins University (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.10

Amended and Restated Exclusive License Agreement, dated December 30, 2013, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.11

Loan Agreement, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.12

Notice of Loan Award, dated February 1, 2013, between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2014). +

10.13

Lease Agreement, dated March 29, 2012, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015).

10.14

First Amendment to the Lease Agreement, dated June 13, 2013, between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.15

Exclusive License Agreement, dated May 5, 2014 between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on May 23, 2014). +

10.16

Facilities Lease, dated June 1, 2014, between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2014).

10.17

First Amendment to Exclusive License Agreement, dated as of February 27, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015). +

10.18

Second Amendment to Lease Agreement, dated March 3, 2015, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Commission on March 6, 2015).

10.19

Second Amendment to Exclusive License Agreement, dated as of June 10, 2015, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2015). +

10.20

Joinder Agreement, dated as of September 30, 2015, by and among the Company, Capricor, Inc. and the California Institute For Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2015).

10.21

Amendment to Notice of Loan Award, dated as of May 12, 2016 by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016). +

10.22

Third Amendment to Lease, dated as of May 25, 2016, by and between Capricor, Inc. and The Bubble Real Estate Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016).

10.23

Notice of Award, dated as of June 16, 2016, by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016). +

10.24

Loan Election Agreement, dated as of June 16, 2016, by and between Capricor, Inc. and the California Institute for Regenerative Medicine (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2016).

10.25

Second Amendment to Amended and Restated Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2016). +

10.26

Third Amendment to Exclusive License Agreement, dated as of August 5, 2016, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2016). +

10.27

Second Amendment to Capricor Therapeutics, Inc. 2012 Restated Equity Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8, filed with the Commission on January 11, 2017). †

10.28

Third Amendment to Capricor Therapeutics, Inc. 2012 Restated Equity Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8, filed with the Commission on January 11, 2017). †

10.29	Amendment No. 2 to Notice of Loan Award, dated as of June 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 13, 2017).

10.30

Amendment No. 1 to Notice of Award, dated as of August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2017).

10.31

First Amendment to Facilities Lease, dated as of August 1, 2017, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2017).

10.32

Fourth Amendment to Exclusive License Agreement, dated as of December 26, 2017, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 22, 2018). +

10.33

Third Amendment to Exclusive License Agreement, dated as of December 26, 2017, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 22, 2018). +

10.34

Fourth Amendment to Amended and Restated Exclusive License Agreement, dated as of June 20, 2018, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2018). +

10.35

Fifth Amendment to Exclusive License Agreement, dated as of June 20, 2018, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2018). +

10.36

Restated and Amended Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Linda Marbán, dated June 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.37

Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Anthony J. Bergmann, dated May 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.38

Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Karen G. Krasney, dated May 14, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.39

Common Stock Sales Agreement, dated July 22, 2019, between Capricor Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 22, 2019).

10.40	Capricor Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on June 17, 2020). †

10.41

Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the Commission on June 17, 2020). †

10.42

Seventh Amendment to Exclusive License Agreement, dated as of August 20, 2020, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2020).+

10.43	Capricor Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021). †

10.44

Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021). †

10.45

Standard Industrial/Commercial Multi-Tenant Lease, dated as of July 16, 2021, by and between Capricor Therapeutics, Inc. and Altman Investment Company, LLC (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022). +

10.46

U.S. Commercialization and Distribution Agreement, dated as of January 25, 2022, by and among Capricor Therapeutics, Inc., Capricor, Inc. and Nippon Shinyaku Co. Ltd. (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022). +

10.47

Japan Commercialization and Distribution Agreement, dated as of February 10, 2023, by and among Capricor Therapeutics, Inc., Capricor, Inc. and Nippon Shinyaku Co. Ltd. (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 17, 2023). +

21.1	List of Subsidiaries. *

23.1	Consent of Rose Snyder & Jacobs, LLP. *

24.1	Power of Attorney (included on signature page hereof). *

31.1	Certification of Principal Executive Officer. *

31.2	Certification of Principal Financial Officer. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97	Capricor Therapeutics, Inc. Policy on Recoupment of Incentive Compensation. *

101

The following financial information from Capricor Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022, (iii) Consolidated Statement of Stockholders’ Equity for the period from December 31, 2021 through December 31, 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

+ Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2024.

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

Signature	Title	Date

/s/ Linda Marbán, Ph.D.	Chief Executive Officer and Director	March 8, 2024
Linda Marbán, Ph.D.	(Principal Executive Officer)

/s/ Anthony J. Bergmann	Chief Financial Officer	March 8, 2024
Anthony J. Bergmann	(Principal Financial and Principal Accounting Officer)

/s/ Frank Litvack, M.D.	Executive Chairman and Director	March 8, 2024
Frank Litvack, M.D.

/s/ Earl M. Collier	Director	March 8, 2024
Earl M. Collier

/s/ David B. Musket	Director	March 8, 2024
David B. Musket

/s/ George W. Dunbar	Director	March 8, 2024
George W. Dunbar

/s/ Karimah Es Sabar	Director	March 8, 2024
Karimah Es Sabar

/s/ Paul Auwaerter	Director	March 8, 2024
Paul Auwaerter

/s/ Michael Kelliher	Director	March 8, 2024
Michael Kelliher

/s/ Philip Gotwals	Director	March 8, 2024
Philip Gotwals