Form 10-Q
period 2024-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2024-05-14
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2024

or

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

As of May 13, 2024, there were 31,811,470 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;
●	the development of our drug and vaccine candidates, including when we expect to undertake, initiate and complete clinical trials of our drug and vaccine candidates;
●	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug (“IND”) filings, Clinical Trial Application (“CTA”) filings, New Drug Application (“NDA”) filings, Biologics License Application (“BLA”), and other regulatory submissions;
●	regulatory developments involving products and our facilities, including the ability to obtain regulatory approvals or otherwise bring products to market;
●	the regulatory status of our drug and vaccine candidates, including our ability to obtain and maintain orphan drug, rare pediatric and Regenerative Medicine Advanced Therapy (“RMAT”) designations for our lead product candidate, CAP-1002;
●	our use of clinical research centers, third party manufacturers and other contractors;
●	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;
●	our ability to manufacture products for clinical and commercial use;
●	our ability to procure materials necessary for the manufacture of our product candidates;
●	our ability to protect our patents and other intellectual property;
●	our ability to raise additional financing and the terms of any additional financing;
●	our ability to market any of our products;
●	the implementation of our business model and strategic plans for our business, technologies and product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, future reimbursement prices for any commercial products, and capital requirements;
●	the impact of taxes on our business;
●	our ability to compete against other companies and research institutions;
●	our ability to expand our operations internationally;
●	the effect of potential strategic transactions on our business;
●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
●	our ability to attract and retain key personnel; and
●	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2024
	(unaudited)	December 31, 2023

CURRENT ASSETS
Cash and cash equivalents	$6,214,647	$14,694,857
Marketable securities	33,702,431	24,792,846
Receivables	369,000	10,371,993
Prepaid expenses and other current assets	1,125,844	995,776

TOTAL CURRENT ASSETS	41,411,922	50,855,472

PROPERTY AND EQUIPMENT, net	5,893,552	5,560,641

OTHER ASSETS
Lease right-of-use assets, net	1,845,246	2,050,042
Other assets	293,722	268,172

TOTAL ASSETS	$49,444,442	$58,734,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,248,657	$6,250,241
Lease liabilities, current	771,506	749,112
Deferred revenue, current	19,363,589	24,270,465

TOTAL CURRENT LIABILITIES	26,383,752	31,269,818

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	1,249,493	1,486,783

TOTAL LONG-TERM LIABILITIES	4,625,752	4,863,042

TOTAL LIABILITIES	31,009,504	36,132,860

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 31,600,183 and 31,148,320 shares issued and outstanding, respectively	31,600	31,148
Additional paid-in capital	187,257,063	181,701,859
Accumulated other comprehensive income	307,701	235,813
Accumulated deficit	(169,161,426)	(159,367,353)

TOTAL STOCKHOLDERS’ EQUITY	18,434,938	22,601,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,444,442	$58,734,327

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2024	2023

REVENUE
Revenue	$4,906,877	$2,986,696

TOTAL REVENUE	4,906,877	2,986,696

OPERATING EXPENSES
Research and development	11,101,013	7,661,519
General and administrative	4,071,766	3,509,885

TOTAL OPERATING EXPENSES	15,172,779	11,171,404

LOSS FROM OPERATIONS	(10,265,902)	(8,184,708)

OTHER INCOME (EXPENSE)
Investment income	471,829	416,442

TOTAL OTHER INCOME (EXPENSE)	471,829	416,442

NET LOSS	(9,794,073)	(7,768,266)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	71,888	(10,258)

COMPREHENSIVE LOSS	$(9,722,185)	$(7,778,524)

Net loss per share, basic and diluted	$(0.31)	$(0.31)
Weighted average number of shares, basic and diluted	31,354,629	25,247,354

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2024
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2023	31,148,320	$31,148	$181,701,859	$235,813	$(159,367,353)	$22,601,467

Issuance of common stock, net of fees	447,221	447	2,289,797	—	—	2,290,244

Stock-based compensation	—	—	3,265,412	—	—	3,265,412

Stock options exercised	4,642	5	(5)	—	—	—

Unrealized loss on marketable securities	—	—	—	71,888	—	71,888

Net loss	—	—	—	—	(9,794,073)	(9,794,073)

Balance at March 31, 2024	31,600,183	$31,600	$187,257,063	$307,701	$(169,161,426)	$18,434,938

	For the Three Months Ended March 31, 2023
				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2022	25,241,402	$25,241	$148,735,420	$105,244	$(137,079,811)	$11,786,094

Stock-based compensation	—	—	2,194,784	—	—	2,194,784

Stock options exercised	13,752	14	3,881	—	—	3,895

Unrealized loss on marketable securities	—	—	—	(10,258)	—	(10,258)

Net loss	—	—	—	—	(7,768,266)	(7,768,266)

Balance at March 31, 2023	25,255,154	$25,255	$150,934,085	$94,986	$(144,848,077)	$6,206,249

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,794,073)	$(7,768,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	331,406	230,101
Stock-based compensation	3,265,412	2,194,784
Changes in lease liabilities	(10,100)	(6,452)
Changes in operating assets and liabilities:
Receivables	10,002,993	—
Prepaid expenses and other current assets	(130,068)	44,800
Other assets	(25,550)	—
Accounts payable and accrued expenses	(1,584)	501,815
Deferred revenue	(4,906,876)	9,013,304
Net cash provided by (used in) operating activities	(1,268,440)	4,210,086

Cash flows from investing activities:
Purchase of marketable securities	(33,210,697)	(34,803,580)
Proceeds from sales and maturities of marketable securities	24,373,000	32,045,000
Purchases of property and equipment	(608,588)	(347,690)
Payments for leasehold improvements	(55,729)	(105,425)
Net cash used in investing activities	(9,502,014)	(3,211,695)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,290,244	—
Proceeds from exercise of stock awards	—	3,895
Net cash provided by financing activities	2,290,244	3,895

Net increase (decrease) in cash and cash equivalents	(8,480,210)	1,002,286

Cash and cash equivalents balance at beginning of period	14,694,857	9,603,242

Cash and cash equivalents balance at end of period	$6,214,647	$10,605,528

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (referred to herein as “Capricor Therapeutics,” the “Company,” “we,” “us” or “our”), is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”), a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, has multiple therapeutic drug candidates in various stages of development.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2024, from which the December 31, 2023 consolidated balance sheet was derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Cash, cash equivalents, and marketable securities as of March 31, 2024 were approximately $39.9 million, compared to approximately $39.5 million as of December 31, 2023. In the first quarter of 2024, the Company received our first milestone payment of $10.0 million from Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku”), which was triggered upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. Additionally, during the three months ended March 31, 2024, we sold 447,221 shares of common stock at an average price of approximately $5.33 per share pursuant to a Common Stock Sales Agreement in place with H.C. Wainwright & Co. LLC ("Wainwright") under our at-the-market offering, resulting in net proceeds of approximately $2.3 million (see Note 2 - "Stockholders' Equity").

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

The Company’s options for raising additional capital include potentially seeking additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and other assets, potential distribution and other partnering opportunities, and from government grants. The Company has incurred significant operating losses and negative cash flows from operations. Based on the Company’s available cash resources and based upon the Company’s projections for its operations, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Therefore, there is a substantial doubt about the Company’s ability to continue as a going concern.

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

In light of past uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, which was established by the CARES Act. The Company has submitted $738,778 in ERC for applicable 2020 and 2021 periods, receiving $191,199 in 2021 and $191,463 in 2023. As of March 31, 2024, the Company has recorded a receivable for $366,551 for the remainder of funds for which we are still awaiting receipt.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are presented as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. As of March 31, 2024, marketable securities consist primarily of short-term United States treasuries.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $331,406 and $230,101 for the three months ended March 31, 2024 and 2023, respectively.

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
Furniture and fixtures	$187,997	$187,997
Laboratory equipment	6,047,177	5,449,597
Leasehold improvements	2,184,832	2,129,102
	8,420,006	7,766,696
Less accumulated depreciation	(2,526,454)	(2,206,055)
Property and equipment, net	$5,893,552	$5,560,641

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

Revenue Recognition

The Company adopted ASU 606, Revenue for Contracts from Customers, (“ASU 606”), which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries (see Note 7 – “License and Distribution Agreements”).

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

Under the U.S. Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku the transaction price consists of variable shared revenue payments and fixed components in the form of an upfront payment and milestones. The timing of the fixed component of the transaction price is upfront, however, the performance obligation is satisfied over a period of time, which is the estimated duration of the HOPE-3 clinical trial, Cohort A arm. Therefore, upon receipt of the upfront payment and achievement of milestones, a contract liability is recorded which represents deferred revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition.

Grant Income

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 5 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards. No grant income was recognized during the three months ended March 31, 2024 and 2023.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $11.1 million and approximately $7.7 million for the three months ended March 31, 2024 and 2023 respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $9.7 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2024 and 2023, the Company’s other comprehensive income (loss) was $71,888 and $(10,258), respectively.

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

For the three months ended March 31, 2024 and 2023, warrants and options to purchase 15,670,163 and 7,971,557 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three months ended March 31, 2024 and 2023.

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

The following table summarizes the fair value measurements by level at March 31, 2024 and December 31, 2023 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
	Level I	Level II	Level III	Total
Marketable Securities	$33,702,431	$—	$—	$33,702,431

	December 31, 2023
	Level I	Level II	Level III	Total
Marketable Securities	$24,792,846	$—	$—	$24,792,846

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

From June 21, 2021 through March 31, 2024, the Company sold an aggregate of 3,423,375 shares of common stock under the ATM Program at an average price of approximately $5.55 per share for gross proceeds of approximately $19.0 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.7 million. Additionally, subsequent to March 31, 2024, the Company sold shares under the ATM Program (see Note 9 – “Subsequent Events”).

September 2023 Financing

On September 29, 2023, the Company entered into Securities Purchase Agreements with its commercial partner, Nippon Shinyaku and funds associated with Highbridge Capital Management, LLC (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 4,935,621 shares of its common stock, par value $0.001 per share, at a price per share of $4.66 for an aggregate purchase price of approximately $23.0 million. Each share of common stock offered was sold with a warrant to purchase one share of common stock at an exercise price of $5.70 per share. Each warrant became exercisable beginning six months after issuance and will expire seven years from the date of issuance. As part of the Registered Direct Offering, the Company agreed not to issue or sell shares (subject to customary exceptions for employee stock option issuances and other customary exceptions) for a period of 30 days following the date of the prospectus supplement that was used in the Registered Direct Offering.  That prospectus was dated September 29, 2023, and the Company “lock-up” expired on October 29, 2023. The Company’s directors and executive officers also entered into “lock-up” agreements with the placement agent in the Registered Direct Offering, which agreements expired on the 60th day following the date of the Securities Purchase Agreements.

Outstanding Shares

At March 31, 2024, the Company had 31,600,183 shares of common stock issued and outstanding.

3.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the three months ended March 31, 2024:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2023	5,041,403	$5.61
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2024	5,041,403	$5.61

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		March 31,	December 31,	Exercise Price	Expiration
Type	Grant Date	2024	2023	per Share	Date
Common Warrants	12/19/2019	40,782	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
Common Warrants	10/3/2023	4,935,621	4,935,621	$5.70	10/3/2030
		5,041,403	5,041,403

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

As of March 31, 2024, 377,866 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended March 31, 2024 and 2023 were approximately $4.59 and $3.47 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The company used the following assumptions to estimate the fair value of stock options issued during the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Expected volatility	109 - 119%	115 - 121%
Expected term	5 - 7 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	3.9 - 4.3%	3.6 - 3.9%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended March 31,
	2024	2023
General and administrative	$2,277,685	$1,754,223
Research and development	987,727	440,561
Total	$3,265,412	$2,194,784

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

As of March 31, 2024, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $21.2 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended March 31, 2024:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2023	8,227,404	$3.46
Granted	2,541,226	5.28
Exercised	(10,512)	3.63	$30,421
Expired/Cancelled	(129,358)	5.68
Outstanding at March 31, 2024	10,628,760	$3.87	$31,029,555
Exercisable at March 31, 2024	5,000,341	$3.07	$18,581,909

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

4.            CONCENTRATIONS

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and marketable securities. The Company maintains accounts at three financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 and/or the Securities Investor Protection Corporation, as applicable. The Company’s cash, cash equivalents, and marketable securities in excess of the FDIC insured limits as of March 31, 2024, were approximately $39.7 million. The Company monitors the financial stability of the financial institutions with which it maintains accounts and believes it is not exposed to any significant credit risk in cash and cash equivalents. Historically, the Company has not experienced any significant losses in such accounts and does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of March 31, 2024, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Commencing March 13, 2024, we entered into a License and Services Agreement with Azzur Cleanrooms-on-Demand – San Diego, LLC (the “Azzur License Agreement”) pursuant to which we have been granted an exclusive license to use certain space and the non-exclusive right to use certain equipment and property for our early phase clinical and/or pre-clinical manufacturing purposes. Our estimated license fee is approximately $110,615 per month for a term of approximately 6.5 months.

Expenses incurred under short-term operating leases for the three months ended March 31, 2024 and 2023 were $92,913 and $23,607, respectively. Short-term operating lease payments for the three months ended March 31, 2024 and 2023 were $384,357 and $23,607, respectively. As of March 31, 2024, the Company recorded $291,444 as a prepaid expense related to an upfront payment made pursuant to the Azzur License Agreement on the Company’s condensed consolidated balance sheet.

Long-Term Operating Leases

Capricor leases facilities in Los Angeles, California from Cedars-Sinai Medical Center (“CSMC”), pursuant to a lease (the “Facilities Lease”) entered into in 2014. Capricor has subsequently entered into several amendments modifying certain terms of the lease. In July 2022, we entered into an amendment for an additional 24-month period extending the term through July 31, 2024 with a monthly lease payment of $10,707. We entered into another amendment effective August 1, 2024 pursuant to which Capricor was granted an option to extend the lease for an additional 24-month period extending the term through July 31, 2026 with a monthly lease payment of $11,028.

Capricor leases facilities in San Diego, California from Altman Investment Co., LLC (“Altman”). The Company entered into a lease agreement commencing October 1, 2021 with Altman for 9,396 square feet of office and laboratory space (the “San Diego Lease”). The rent is subject to a 3.0% annual rent increase during the initial lease term of five years, plus certain operating expenses and taxes. The San Diego Lease contains an option for Capricor to renew it for an additional term of five years. The Company has subsequently entered into several amendments to the San Diego Lease increasing the square footage of the premises. Effective December 1, 2022, the monthly lease payment was $51,444 per month. Effective October 1, 2023, the monthly lease payment was increased to $58,409 per month.

Effective November 1, 2021, the Company entered into a vivarium agreement with Explora BioLabs, Inc. (“Explora”), a Charles River Company, for vivarium space and services. Under the terms of the agreement, the Company is obligated to pay a base rent of $4,021 per month for an exclusive large vivarium room located in San Diego, California. In December 2022, we were notified by Explora of a monthly rent escalation of 4.5% bringing the base rent to approximately $4,202 per month effective January 1, 2023. Additionally, effective January 1, 2024, we entered into an amendment for an additional 24-month period extending the term through December 31, 2025 with a monthly lease payment of $4,370 commencing on January 1, 2024 with a 4.0% annual rent increase.

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

The tables below exclude short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of March 31, 2024:

2024	$668,233
2025	914,220
2026	634,889
2027	—
2028	—
Total minimum lease payments	2,217,342
Less: imputed interest	(196,343)
Total operating lease liabilities	$2,020,999
Included in the consolidated balance sheet:
Current portion of lease liabilities	$771,506
Lease liabilities, net of current	1,249,493
Total operating lease liabilities	$2,020,999

Other Information:
Weighted average remaining lease term	2.44 years
Weighted average discount rate	7.40%

As of March 31, 2024, ROU assets for operating leases were approximately $1.8 million and operating lease liabilities were approximately $2.0 million. The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s long-term operating leases under ASC 842 for the period indicated.

	Three months ended March 31,
	2024	2023
Lease costs	$210,357	$192,606
Lease payments	226,625	199,058

Legal Contingencies

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of March 31, 2024. The Company has received a letter from CSMC alleging certain overdue payment obligations and alleged breaches (see Note 7 – “License and Distribution Agreements”).

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

Employee Severances

The Board of Directors approves severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of March 31, 2024.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the U.S. Food and Drug Administration (the “FDA”). The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In 2022, Capricor paid the $250,000 development milestone related to the Phase 2 study pursuant to the terms of the JHU License Agreement. The next milestone is triggered upon successful completion of a full Phase 3 study for which a payment of $500,000 will be due.

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

Pursuant to the Amended CSMC License Agreement, Capricor remains obligated to pay low single-digit royalties on sales of royalty-bearing products as well as a low double-digit percentage of the consideration received from any sublicenses or other grant of rights, subject to certain exclusions. The above-mentioned royalties are subject to reduction in the event Capricor becomes obligated to obtain a license from a third party for patent rights in connection with the royalty-bearing product.

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

In March 2024, we received a letter from CSMC alleging that pursuant to the Amended CSMC License Agreement between CSMC and Capricor, Capricor has certain overdue payment obligations to CSMC arising out of a milestone payment received by Capricor pursuant to the U.S. Distribution Agreement entered into between Capricor and Nippon Shinyaku. Capricor has received a milestone payment of $10.0 million under its U.S. Distribution Agreement with Nippon Shinyaku, and CSMC is claiming 10.0% of this milestone payment, or $1.0 million, is owed to them. The notice letter requests that Capricor cure the alleged breaches of the Amended CSMC License Agreement, and reserves CMSC’s purported right to terminate the Amended CSMC License Agreement if such alleged breaches are not cured. We dispute the allegations in the letter from CSMC and intend to vigorously defend our position and pursue all available remedies, but there is no guarantee that any disputes that we have with CSMC will be resolved or if resolved, will not result in our incurring certain payment and other obligations.

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

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of CAP-1002. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in the United States. Pursuant to the U.S. Distribution Agreement, Capricor received an upfront payment of $30.0 million in the first quarter of 2022. The first milestone payment of $10.0 million was paid upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. Additionally, there are potential milestones totaling up to $90.0 million leading up to and including the BLA approval. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of CAP-1002 of up to $605.0 million. Further, pursuant to the US Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and Capricor will have the right to receive a meaningful mid-range double-digit share of product revenue.

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

For the three months ended March 31, 2024, the Company recognized approximately $4.9 million as revenue compared to approximately $3.0 million for the three months ended March 31, 2023. In relation to the U.S. Distribution Agreement, as of March 31, 2024, the Company recorded approximately $7.4 million as current deferred revenue on the Company’s consolidated balance sheets.

The Company had no opening or closing contract asset balances recognized. The difference between the opening and closing balances of the Company’s contract liability results from the Company performance of services in connection to its performance obligation.

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized. As of March 31, 2024, remaining performance obligations related to the U.S. Distribution Agreement were approximately $7.4 million. At this time, we estimate 100% of the remaining performance obligations are expected to be recognized over the next 12 months. Remaining performance obligations estimates are subject to change.

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

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12.0 million in the first quarter of 2023, and in addition, Capricor may potentially receive additional development and sales-based milestone payments of up to approximately $89.0 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of CAP-1002 in Japan. Capricor will be responsible for the conduct of clinical development in Japan, as may be required, as well as the manufacturing of CAP-1002. Subject to regulatory approval, Capricor will sell commercial product to Nippon Shinyaku in Japan. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

The Company has evaluated the Japan Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s condensed consolidated balance sheets as of March 31, 2024.

8.            RELATED PARTY TRANSACTIONS

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice. As of March 31, 2024 and December 31, 2023, $10,000 was recorded in accounts payable and accrued expenses related to this Consulting Agreement.

In January 2024, Capricor entered into a Consulting Agreement with Michael Kelliher, a member of its Board of Directors, related to business development services unrelated to his duties on behalf of the Board, whereby he was granted an option to purchase 30,000 shares of the Company's common stock.

9.            SUBSEQUENT EVENTS

Additional Sales under ATM Program

Subsequent to March 31, 2024 and through May 13, 2024, the Company sold an aggregate of 165,131 shares of common stock under the ATM Program at an average price of approximate $6.89 per share for gross proceeds of approximately $1.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the placement agent in the aggregate amount of approximately $36,400.

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

Phase 3 (HOPE-3) Clinical Trial: HOPE-3 is a Phase 3, multi-center, randomized, double-blind, placebo-controlled clinical trial comprised of two cohorts evaluating the safety and efficacy of CAP-1002 in participants with DMD and impaired skeletal muscle function who are on a stable regimen of systemic glucocorticoids. Non-ambulatory and ambulatory boys who meet eligibility criteria are randomly assigned to receive either CAP-1002 or placebo every 3 months for 4 doses during the first 12-months of the study. Approximately 102 eligible study subjects will participate in this dual-cohort study. A primary safety and efficacy analysis will be performed for each individual cohort (referred to as Cohort A or Cohort B) at month 12, following 4 administrations of CAP-1002 or placebo. In November 2023, we announced completion of enrollment for Cohort A where 61 subjects were randomized to either CAP-1002 or placebo in a 1:1 ratio. In December 2023, we announced a positive outcome of the interim futility analysis for Cohort A of HOPE-3, which was reviewed by the Data Safety Monitoring Board (“DSMB”). This resulted in a favorable recommendation to continue the HOPE-3 trial as planned. At this time, we expect to have topline data available from Cohort A in the fourth quarter of 2024 and this dataset is intended to support a Biologics License Application (“BLA”) submission. Cohort A uses product manufactured at our Los Angeles facility.

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

We have also been enrolling Cohort B which is currently designed to enroll approximately 44 subjects randomized to either CAP-1002 or placebo in a 1:1 ratio. At this time, we are evaluating multiple options for the next steps in connection with Cohort B as the FDA is no longer requiring it for potential product approval. Cohort B uses product manufactured at our San Diego facility.

Under our RMAT designation, in March 2024, we had a Type-B CMC meeting with FDA where we discussed the progress of our CMC development program for CAP-1002 to support a BLA submission. At that meeting the FDA agreed that comparability between drug product manufactured at our two different facilities (Los Angeles and San Diego) has been demonstrated using the provided analytical comparability data. This will now allow for the use of CAP-1002 drug product manufactured at our San Diego manufacturing facility upon potential product approval and approval of the San Diego facility. Furthermore, the FDA advised us to include discussion for a pre-BLA meeting and rolling BLA schedule in our upcoming Type-B meeting which is scheduled to be held in the second quarter of 2024 to discuss these topics.

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

As of March 31, 2024, we had cash, cash equivalents, and marketable securities totaling approximately $39.9 million. In the fourth quarter of 2023, we announced a positive outcome of the interim futility analysis for HOPE-3, which was reviewed by the Data Safety Monitoring Board. This resulted in a favorable recommendation to continue the HOPE-3 trial as planned, and in accordance with our U.S. Distribution Agreement with Nippon Shinyaku, triggered a milestone payment of $10.0 million which was received in January 2024. We estimate our current cash balance will fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This expectation excludes any additional potential milestone payments under our Commercialization and Distribution agreements with Nippon Shinyaku. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $9.8 million and approximately $7.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $169.2 million. We expect to incur significant expenses and operating losses for the foreseeable future.

During the three months ended March 31, 2024, we sold 447,221 shares of common stock at an average price of approximately $5.33 per share pursuant to a sales agreement by and between us and H.C. Wainwright & Co. LLC (“Wainwright”) under our at-the-market offering, resulting in net proceeds of approximately $2.3 million.

Recent Operational Developments

CAP-1002 DMD Program Updates

●	Enrollment has been completed for Cohort A in our HOPE-3, Phase 3 clinical trial which enrolled 61 subjects randomized to either CAP-1002 or placebo in a 1:1 ratio.
o	Next steps for Cohort A: plan to readout top-line data in the fourth quarter of 2024.
●	Announced a positive outcome from a Type-B CMC FDA meeting held in the first quarter of 2024. In the meeting, the FDA affirmed alignment on the following topics:
o	Comparability between drug product manufactured at our two different facilities (Los Angeles and San Diego) has been demonstrated using the provided analytical comparability data.
o	This will now allow for the use of CAP-1002 drug product manufactured at our San Diego manufacturing facility upon potential product approval (subject to approval of the facility).
●	Announced we were granted a Type-B clinical FDA meeting scheduled to be held in May 2024 to continue discussing our pathway to BLA.
o	The FDA advised us to include discussion and a request for a pre-BLA meeting and rolling BLA schedule at this meeting.
o	We also plan to share with FDA our HOPE-2 OLE 3-year safety and efficacy data.
●	Announced further specifics under our U.S. Distribution and Commercialization Agreement with Nippon Shinyaku.
o	Capricor will receive a meaningful mid-range double-digit share of product revenue. For clarity, mid-range falls in between 30-50%, which sum will be offset by the amounts paid to us as the transfer price for the purchase of the product.
●	Announced we are on track to enroll 44 U.S. based patients by the end of the second quarter 2024 in Cohort B HOPE-3 clinical trial.
o	Next steps for Cohort B: We are evaluating various options, with one of such options being the opportunity for an expansion of Cohort B to include European patients.
●	Announced the scale-up of manufacturing capacity of CAP-1002 in our new San Diego facility, intended for commercial use, subject to regulatory approval.
o	Currently, this facility is fully operational, staffed and producing doses for clinical use. Along with BLA readiness activities, we are also actively preparing for commercial runs.
●	Presented at the Parent Project Muscular Dystrophy (PPMD) Cardiac Workshop III. Capricor was featured in a panel on industry perspectives on cardiac monitoring in DMD clinical trials.
●	Presented at the 2024 Muscular Dystrophy Association (MDA) Clinical & Scientific Conference sharing the previously presented positive 24-month results from our HOPE-2 OLE study.

Exosome Program Updates

●	Announced that our proprietary StealthX™ exosome-based multivalent vaccine (StealthX™ vaccine) for the prevention of SARS-CoV-2 was selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines.
o	As part of Project NextGen, NIAID, part of the National Institutes of Health, will conduct and fund a Phase 1 clinical trial with our StealthX™ vaccine.
o	Under the terms of the collaboration, Capricor will supply the investigational product and NIAID's Division of Microbiology and Infectious Diseases (DMID) will conduct the trial.
o	If NIAID finds that our StealthX™ vaccine meets its criteria for safety and efficacy, they may consider our program for a funded Phase 2.

●	Currently, in collaboration with an undisclosed pharmaceutical company, we are also investigating the therapeutic application of our StealthX™ exosome platform.
●	Presented data in an oral presentation at the American Society of Gene and Cell Therapy (ASGCT) 27th Annual Meeting. The findings highlight a potential exosome-based approach for the treatment of arginase-1 deficiency (ARG1-D), a rare genetic metabolic disease characterized by complete or partial lack of the enzyme arginase in the liver and red blood cells. The data from this preclinical study further characterize our StealthX™ exosome platform.
●	Presented data at the International Society of Extracellular Vesicles (ISEV) Annual Meeting 2024. Highlights from the abstract included data showing targeted cargo delivery to mouse lower limbs by exosomes carrying a muscle targeting moiety by intravenous injection.

Corporate Updates

●	Announced receipt of our first milestone payment of $10.0 million received in the first quarter of 2024 under our U.S. Distribution and Commercialization Agreement with Nippon Shinyaku. This milestone was triggered upon the positive outcome from the interim futility analysis for Cohort A of the HOPE-3 clinical trial.
●	Presented at H.C. Wainwright 2nd Annual Cell Therapy Conference.
●	Presented at the Cantor Fitzgerald’s Muscular Dystrophy Symposium.

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three months ended March 31, 2024 and 2023 was approximately $4.9 million and $3.0 million, respectively. The Company began to recognize the $30.0 million upfront payment received from Nippon Shinyaku related to an Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku in the third quarter of 2022. The Company began to recognize the $10.0 million milestone payment in connection with the U.S. Distribution Agreement in the fourth quarter of 2023. Revenue is ratably recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical trial (Cohort A).

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Three months ended March 31,
	2024	2023	Change ($)	Change (%)
Compensation and other personnel expenses	$3,416,590	$2,250,753	$1,165,837	52%
Duchenne muscular dystrophy (CAP-1002)	5,278,644	3,838,811	1,439,833	38%
Exosomes platform research	663,838	581,986	81,852	14%
Facility expenses	484,550	305,866	178,684	58%
Stock-based compensation	987,727	440,560	547,167	124%
Depreciation	179,167	137,750	41,417	30%
Research and other	90,497	105,793	(15,296)	(14)%
Total research and development expenses	$11,101,013	$7,661,519	$3,439,494	45%

R&D expenses for the three months ended March 31, 2024 increased by approximately $3.4 million, or 45%, compared with the three months ended March 31, 2023. The increase was primarily driven by the following:

●	$1.2 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$1.4 million increase in DMD (CAP-1002) program primarily due to the enrollment of our HOPE-3 clinical program, our HOPE-2 OLE clinical trial and our expanded manufacturing production efforts for CAP-1002;
●	$0.1 million increase in exosomes platform research primarily due to expansion of exosome manufacturing efforts;
●	$0.2 million increase in facility expenses primarily related to increased lease expenses due to our expansion efforts; and
●	$0.5 million increase in stock-based compensation expense primarily due to increases in headcount, risk-free rate and stock price, which resulted in an increase in fair value of options issued.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Three months ended March 31,
	2024	2023	Change ($)	Change (%)
Stock-based compensation	$2,277,685	$1,754,223	$523,462	30%
Compensation and other personnel expenses	777,933	873,385	(95,452)	(11)%
Professional services	423,994	390,127	33,867	9%
Facility expenses	76,378	69,746	6,632	10%
Depreciation	152,239	92,351	59,888	65%
Other corporate expenses	363,537	330,053	33,484	10%
Total general and administrative expenses	$4,071,766	$3,509,885	$561,881	16%

G&A expenses for the three months ended March 31, 2024 increased by approximately $0.6 million, or 16%, compared to the three months ended March 31, 2023. The increase was primarily driven by the following:

●	$0.5 million increase in stock-based compensation expense primarily due to an increase in our risk-free rate and stock price, which resulted in an increase in fair value of options issued; and
●	$0.1 million increase in depreciation primarily related to leasehold improvements to our San Diego corporate headquarters.

This increase was partially offset by a $0.1 million decrease in compensation and other personnel expenses primarily due to a decrease in recruiting expenses.

Other Income

Investment Income. Investment income for the three months ended March 31, 2024 and 2023 was approximately $0.5 million and approximately $0.4 million, respectively. The increase in investment income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is due to increased interest rates and the higher principal balance in our marketable securities, savings and money market fund accounts.

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

Our expenditures on current and future clinical development programs, particularly our CAP-1002 and exosomes programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding and a strategic partner. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

●	the number of trials and studies in a clinical program;

●	the number of patients who participate in the trials;
●	the number of sites included in the trials;
●	the rates of patient recruitment and enrollment;
●	the duration of patient treatment and follow-up;
●	the costs of manufacturing our product candidates;
●	the availability of necessary materials required to make our product candidates;
●	the costs, requirements and timing of, and the ability to secure, regulatory approvals; and
●	the availability and cost of facilities needed to manufacture our products.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2024 and December 31, 2023 and our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2024 and 2023 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	March 31, 2024	December 31, 2023
Cash and cash equivalents	$6,215	$14,695
Marketable securities	$33,702	$24,793
Working capital	$15,028	$19,586
Stockholders’ equity	$18,435	$22,601

	Three months ended March 31,
Cash flow data	2024	2023
Cash provided by (used in):
Operating activities	$(1,268)	$4,210
Investing activities	(9,502)	(3,212)
Financing activities	2,290	4
Net increase (decrease) in cash and cash equivalents	$(8,480)	$1,002

Our total cash, cash equivalents and marketable securities as of March 31, 2024 were approximately $39.9 million compared to approximately $39.5 million as of December 31, 2023. The increase in cash, cash equivalents and marketable securities from December 31, 2023 to March 31, 2024 is primarily due to the receipt of the milestone payment of $10.0 from Nippon Shinyaku in the first quarter of 2024 offset by our net loss of approximately $9.8 million for the three months ended March 31, 2024. As of March 31, 2024, we had approximately $31.0 million in total liabilities, of which $19.4 million relates to deferred revenue, and approximately $15.0 million in net working capital.

Cash used in operating activities was approximately $1.3 million for the three months ended March 31, 2024 and cash provided by operating activities was approximately $4.2 million for the three months ended March 31, 2023. The net change of approximately $5.5 million in cash from operating activities is due to the receipt of the milestone payment of $10.0 million from Nippon Shinyaku and deferred revenue. Furthermore, there was an increase of approximately $1.1 million in stock-based compensation and a net decrease of approximately $0.5 million in accounts payable and accrued expenses for the three months ended March 31, 2024 as compared to the same period in 2023. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow used in investing activities of approximately $9.5 million and approximately $3.2 million for the three months ended March 31, 2024 and 2023, respectively. The change in investing activities for the three months ended March 31, 2024 as compared to the same period of 2023 is due to the net effect from purchases, sales and maturities of marketable securities and the increase of approximately $0.3 million in purchases of property and equipment.

We had cash flow provided by financing activities of approximately $2.3 million and $3,895 for the three months ended March 31, 2024 and 2023, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is due to the net proceeds from the sale of common stock.

From inception through March 31, 2024, we financed our operations primarily through private and public sales of our equity securities, government grants and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Financing Activities by the Company

September 2023 Financing

On September 29, 2023, the Company entered into Securities Purchase Agreements with its commercial partner, Nippon Shinyaku and funds associated with Highbridge Capital Management, LLC (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 4,935,621 shares of its common stock, par value $0.001 per share, at a price per share of $4.66 for an aggregate purchase price of approximately $23.0 million. Each share of common stock offered was sold with a warrant to purchase one share of common stock at an exercise price of $5.70 per share. Each warrant became exercisable beginning six months after issuance and will expire seven years from the date of issuance. As part of the Registered Direct Offering, the Company agreed not to issue or sell shares (subject to customary exceptions for employee stock option issuances and other customary exceptions) for a period of 30 days following the date of the prospectus supplement that was used in the Registered Direct Offering.  That prospectus was dated September 29, 2023, and the Company “lock-up” expired on October 29, 2023.  The Company’s directors and executive officers also entered into “lock-up” agreements with the placement agent in the Registered Direct Offering, which agreements expired on the 60th day following the date of the Securities Purchase Agreements.

ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement,”), with H.C. Wainwright & Co. LLC (“Wainwright”), under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission (the “SEC”), on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through May 13, 2024, the Company sold an aggregate of 3,588,506 shares of common stock under the ATM Program at an average price of approximately $5.61 per share for gross proceeds of approximately $20.1 million. Approximately $54.9 million of common stock may still be sold pursuant to the ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.7 million.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of March 31, 2024, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants, as applicable. We have issued stock options to employees, directors and consultants under our five stock option plans: (i)  the 2006 Stock Option Plan, (ii)  the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), (the “2012 Plan”), (iii)  the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv)  the 2020 Equity Incentive Plan (the “2020 Plan”), and (v) the 2021 Equity Incentive Plan (the “2021 Plan”). At this time, the Company only issues options under the 2020 Plan and the 2021 Plan and no longer issues options under the 2006 Stock Option Plan, the 2012 Plan, or the 2012 Non-Employee Director Plan.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2024, the fair value of our cash, cash equivalents and marketable securities was approximately $39.9 million. Additionally, as of March 31, 2024, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short-term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not involved in any material pending legal proceedings.

Item 1A. Risk Factors.

Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 11, 2024, describes important risk factors that could cause our business, financial condition, results of operations and prospects to differ significantly from those suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or otherwise presented by us from time to time. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 11, 2024.

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

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: May 14, 2024	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)