Form 10-Q
period 2024-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2024-08-08
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2024

or

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

As of August 7, 2024, there were 32,538,930 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;
●	the development of our drug and vaccine candidates, including when we expect to undertake, initiate and complete clinical trials of our drug and vaccine candidates;
●	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug (“IND”) filings, Clinical Trial Application (“CTA”) filings, New Drug Application (“NDA”) filings, Biologics License Application (“BLA”), and other regulatory submissions;
●	regulatory developments involving products and our facilities, including the ability to obtain regulatory approvals or otherwise bring products to market;
●	the regulatory status of our drug and vaccine candidates, including our ability to obtain and maintain orphan drug, rare pediatric and Regenerative Medicine Advanced Therapy (“RMAT”) designations for our lead product candidate, deramiocel (also referred to as CAP-1002);
●	our use of clinical research centers, third party manufacturers and other contractors;
●	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;
●	our ability to manufacture products for clinical and commercial use;
●	our ability to procure materials necessary for the manufacture of our product candidates;
●	our ability to protect our patents and other intellectual property;
●	our ability to raise additional financing and the terms of any additional financing;
●	our ability to market any of our products;
●	the implementation of our business model and strategic plans for our business, technologies and product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, future reimbursement prices for any commercial products, and capital requirements;
●	the impact of taxes on our business;
●	our ability to compete against other companies and research institutions;
●	our ability to expand our operations internationally;
●	the effect of potential strategic transactions on our business;
●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
●	our ability to attract and retain key personnel; and
●	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2024
	(unaudited)	December 31, 2023

CURRENT ASSETS
Cash and cash equivalents	$10,688,363	$14,694,857
Marketable securities	18,773,667	24,792,846
Receivables	369,975	10,371,993
Prepaid expenses and other current assets	837,218	995,776

TOTAL CURRENT ASSETS	30,669,223	50,855,472

PROPERTY AND EQUIPMENT, net	5,617,523	5,560,641

OTHER ASSETS
Lease right-of-use assets, net	1,671,149	2,050,042
Other assets	319,558	268,172

TOTAL ASSETS	$38,277,453	$58,734,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,169,934	$6,250,241
Lease liabilities, current	792,694	749,112
Deferred revenue, current	15,392,151	24,270,465

TOTAL CURRENT LIABILITIES	22,354,779	31,269,818

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	1,044,109	1,486,783

TOTAL LONG-TERM LIABILITIES	4,420,368	4,863,042

TOTAL LIABILITIES	26,775,147	36,132,860

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 and 50,000,000 shares authorized, 31,983,927 and 31,148,320 shares issued and outstanding, respectively	31,984	31,148
Additional paid-in capital	191,476,543	181,701,859
Accumulated other comprehensive income	154,987	235,813
Accumulated deficit	(180,161,208)	(159,367,353)

TOTAL STOCKHOLDERS’ EQUITY	11,502,306	22,601,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,277,453	$58,734,327

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

REVENUE
Revenue	$3,971,438	$3,917,467	$8,878,315	$6,904,163

TOTAL REVENUE	3,971,438	3,917,467	8,878,315	6,904,163

OPERATING EXPENSES
Research and development	12,504,769	8,817,389	23,605,782	16,478,908
General and administrative	3,057,888	2,847,337	7,129,654	6,357,222

TOTAL OPERATING EXPENSES	15,562,657	11,664,726	30,735,436	22,836,130

LOSS FROM OPERATIONS	(11,591,219)	(7,747,259)	(21,857,121)	(15,931,967)

OTHER INCOME (EXPENSE)
Investment income	591,437	380,680	1,063,266	797,122

TOTAL OTHER INCOME (EXPENSE)	591,437	380,680	1,063,266	797,122

NET LOSS	(10,999,782)	(7,366,579)	(20,793,855)	(15,134,845)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	(152,714)	84,707	(80,826)	74,449

COMPREHENSIVE LOSS	$(11,152,496)	$(7,281,872)	$(20,874,681)	$(15,060,396)

Net loss per share, basic and diluted	$(0.35)	$(0.29)	$(0.66)	$(0.60)
Weighted average number of shares, basic and diluted	31,841,964	25,335,342	31,598,296	25,291,591

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2023	31,148,320	$31,148	$181,701,859	$235,813	$(159,367,353)	$22,601,467

Issuance of common stock, net of fees	447,221	447	2,289,797	—	—	2,290,244

Stock-based compensation	—	—	3,265,412	—	—	3,265,412

Stock options exercised	4,642	5	(5)	—	—	—

Unrealized gain on marketable securities	—	—	—	71,888	—	71,888

Net loss	—	—	—	—	(9,794,073)	(9,794,073)

Balance at March 31, 2024	31,600,183	$31,600	$187,257,063	$307,701	$(169,161,426)	$18,434,938

Issuance of common stock, net of fees	330,458	331	1,985,518	—	—	1,985,849

Stock-based compensation	—	—	2,152,793	—	—	2,152,793

Stock options exercised	53,286	53	81,169	—	—	81,222

Unrealized loss on marketable securities	—	—	—	(152,714)	—	(152,714)

Net loss	—	—	—	—	(10,999,782)	(10,999,782)

Balance at June 30, 2024	31,983,927	$31,984	$191,476,543	$154,987	$(180,161,208)	$11,502,306

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2022	25,241,402	$25,241	$148,735,420	$105,244	$(137,079,811)	$11,786,094

Stock-based compensation	—	—	2,194,784	—	—	2,194,784

Stock options exercised	13,752	14	3,881	—	—	3,895

Unrealized loss on marketable securities	—	—	—	(10,258)	—	(10,258)

Net loss	—	—	—	—	(7,768,266)	(7,768,266)

Balance at March 31, 2023	25,255,154	$25,255	$150,934,085	$94,986	$(144,848,077)	$6,206,249

Issuance of common stock, net of fees	452,385	452	2,129,943	—	—	2,130,395

Stock-based compensation	—	—	1,618,712	—	—	1,618,712

Stock options exercised	56,773	57	57,622	—	—	57,679

Unrealized gain on marketable securities	—	—	—	84,707	—	84,707

Net loss	—	—	—	—	(7,366,579)	(7,366,579)

Balance at June 30, 2023	25,764,312	$25,764	$154,740,362	$179,693	$(152,214,656)	$2,731,163

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,793,855)	$(15,134,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	688,341	484,803
Stock-based compensation	5,418,205	3,813,496
Changes in lease liabilities	(20,199)	(12,904)
Changes in operating assets and liabilities:
Receivables	10,002,018	—
Prepaid expenses and other current assets	158,558	336,057
Other assets	(51,386)	—
Accounts payable and accrued expenses	(80,307)	209,892
Deferred revenue	(8,878,314)	5,095,837
Net cash used in operating activities	(13,556,939)	(5,207,664)

Cash flows from investing activities:
Purchase of marketable securities	(49,283,647)	(52,863,856)
Proceeds from sales and maturities of marketable securities	55,222,000	56,800,000
Purchases of property and equipment	(668,928)	(483,563)
Payments for leasehold improvements	(76,295)	(202,995)
Net cash provided by investing activities	5,193,130	3,249,586

Cash flows from financing activities:
Net proceeds from sale of common stock	4,276,093	2,130,395
Proceeds from exercise of stock awards	81,222	61,574
Net cash provided by financing activities	4,357,315	2,191,969

Net increase (decrease) in cash and cash equivalents	(4,006,494)	233,891

Cash and cash equivalents balance at beginning of period	14,694,857	9,603,242

Cash and cash equivalents balance at end of period	$10,688,363	$9,837,133

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (together with its wholly-owned subsidiary, referred to herein as “Capricor Therapeutics,” the “Company,” “we,” “us” or “our”), is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”), a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation. After completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), on November 20, 2013, Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics, together with its subsidiary, Capricor, has multiple therapeutic drug candidates in various stages of development.

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

Cash, cash equivalents, and marketable securities as of June 30, 2024 were approximately $29.5 million, compared to approximately $39.5 million as of December 31, 2023. In the first quarter of 2024, the Company received our first milestone payment of $10.0 million from Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku”), which was triggered upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. Additionally, during the six months ended June 30, 2024, we sold 777,679 shares of common stock at an average price of approximately $5.81 per share pursuant to a Common Stock Sales Agreement in place with H.C. Wainwright & Co. LLC ("Wainwright") under our at-the-market offering, resulting in net proceeds of approximately $4.3 million (see Note 2 - "Stockholders' Equity").

The Company’s principal uses of cash are for research and development expenses, general and administrative expenses, capital expenditures and other working capital requirements.

The Company’s future expenditures and capital requirements may be substantial and will depend on many factors, including, but not limited to, the following:

●	the timing and costs associated with our research and development activities, clinical trials and preclinical studies, including the enrollment and progress of our ongoing HOPE-3 Phase 3 clinical trial of deramiocel (also referred to as CAP-1002) in DMD;
●	the timing and costs associated with the manufacturing of our product candidates, including the expansion of our manufacturing capacity to support the potential commercialization of deramiocel for DMD;
●	the timing and costs associated with potential commercialization of our product candidates;
●	the number and scope of our research programs, including the expansion of our exosomes program; and
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

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

The Company will require substantial additional capital to fund its operations. The Company cannot provide assurances that financing will be available when and as needed or that, if available, financing will be available on favorable or acceptable terms. If the Company is unable to obtain additional financing when and if required, it would have a material adverse effect on the Company’s business and results of operations. The Company would likely need to delay, curtail or terminate portions of its clinical trials and research and development programs. To the extent the Company issues additional equity securities, its existing stockholders would experience substantial dilution.

Business Uncertainty Related to the Coronavirus

In light of past uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, which was established by the CARES Act. The Company has submitted $738,778 in ERC for applicable 2020 and 2021 periods, receiving $191,199 in 2021 and $191,463 in 2023. As of June 30, 2024, the Company has recorded a receivable for $366,551 for the remainder of funds for which we are still awaiting receipt.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are presented as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. As of June 30, 2024, marketable securities consist primarily of short-term United States treasuries.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $356,935 and $254,702 for the three months ended June 30, 2024 and 2023, respectively, and $688,341 and $484,803 for the six months ended June 30, 2024 and 2023, respectively.

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2024	2023
Furniture and fixtures	$187,997	$187,997
Laboratory equipment	6,102,784	5,449,597
Leasehold improvements	2,205,398	2,129,102
	8,496,179	7,766,696
Less accumulated depreciation	(2,878,656)	(2,206,055)
Property and equipment, net	$5,617,523	$5,560,641

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

Revenue Recognition

The Company adopted ASU 606, Revenue for Contracts from Customers, (“ASU 606”), which amended revenue recognition principles under U.S. GAAP and provides a single, comprehensive set of criteria for revenue recognition within and across all industries (see Note 7 – “License and Distribution Agreements”).

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

Grant Income

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 5 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards. No grant income was recognized for the three and six months ended June 30, 2024 and 2023.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $12.5 million and $8.8 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $23.6 million and $16.5 million for the six months ended June 30, 2024 and 2023, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $11.2 million and $7.3 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $20.9 million and $15.1 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. The Company’s other comprehensive income (loss) was $(152,714) and $84,707 for the three months ended June 30, 2024 and 2023, respectively, and $(80,826) and $74,449 for the six months ended June 30, 2024 and 2023, respectively.

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

For the three and six months ended June 30, 2024 and 2023, warrants and options to purchase 15,631,881 and 7,784,934 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three and six months ended June 30, 2024 and 2023.

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

The following table summarizes the fair value measurements by level at June 30, 2024 and December 31, 2023 for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
	Level I	Level II	Level III	Total
Marketable Securities	$18,773,667	$—	$—	$18,773,667

	December 31, 2023
	Level I	Level II	Level III	Total
Marketable Securities	$24,792,846	$—	$—	$24,792,846

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

From June 21, 2021 through June 30, 2024, the Company sold an aggregate of 3,753,833 shares of common stock under the ATM Program at an average price of approximately $5.63 per share for gross proceeds of approximately $21.1 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $0.8 million. Additionally, subsequent to June 30, 2024, the Company sold shares under the ATM Program (see Note 9 – “Subsequent Events”).

September 2023 Financing

On September 29, 2023, the Company entered into Securities Purchase Agreements, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 4,935,621 shares of its common stock, par value $0.001 per share, at a price per share of $4.66 for an aggregate purchase price of approximately $23.0 million. Each share of common stock offered was sold with a warrant to purchase one share of common stock at an exercise price of $5.70 per share. Each warrant became exercisable beginning six months after issuance and will expire seven years from the date of issuance.

Outstanding Shares

At June 30, 2024, the Company had 31,983,927 shares of common stock issued and outstanding.

3.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the six months ended June 30, 2024:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2023	5,041,403	$5.61
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2024	5,041,403	$5.61

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		June 30,	December 31,	Exercise Price	Expiration
Type	Grant Date	2024	2023	per Share	Date
Common Warrants	12/19/2019	40,782	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	65,000	65,000	$1.5313	3/27/2025
Common Warrants	10/3/2023	4,935,621	4,935,621	$5.70	10/3/2030
		5,041,403	5,041,403

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

As of June 30, 2024, 357,625 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended June 30, 2024 and 2023 were approximately $4.18 and $4.16 per share, respectively. The estimated weighted average fair value of the options granted during the six months ended June 30, 2024 and 2023 were approximately $4.57 and $3.55 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The company used the following assumptions to estimate the fair value of stock options issued during the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Expected volatility	109 - 119%	115 - 121%
Expected term	5 - 7 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	3.9 - 4.3%	3.5 - 3.9%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
General and administrative	$1,300,321	$1,168,262	$3,578,006	$2,922,485
Research and development	852,472	450,450	1,840,199	891,011
Total	$2,152,793	$1,618,712	$5,418,205	$3,813,496

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

As of June 30, 2024, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $19.2 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The following is a schedule summarizing employee and non-employee stock option activity for the six months ended June 30, 2024:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2023	8,227,404	$3.46
Granted	2,672,226	5.26
Exercised	(69,035)	2.15	$207,089
Expired/Cancelled	(240,117)	5.28
Outstanding at June 30, 2024	10,590,478	$3.88	$11,403,226
Exercisable at June 30, 2024	5,517,036	$3.22	$8,905,722

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

4.            CONCENTRATIONS

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and marketable securities. The Company maintains accounts at three financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 and/or the Securities Investor Protection Corporation, as applicable. The Company’s cash, cash equivalents, and marketable securities in excess of the FDIC insured limits as of June 30, 2024, were approximately $29.2 million. The Company monitors the financial stability of the financial institutions with which it maintains accounts and believes it is not exposed to any significant credit risk in cash and cash equivalents. Historically, the Company has not experienced any significant losses in such accounts and does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.

5.            GOVERNMENT GRANT AWARDS

CIRM Grant Award (HOPE)

On June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating deramiocel for the treatment of DMD-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award included a co-funding requirement pursuant to which Capricor was required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of June 30, 2024, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

6.            COMMITMENTS AND CONTINGENCIES

Short-Term Operating Leases

Capricor leases office space in Beverly Hills, California from The Bubble Real Estate Company, LLC ("Bubble Real Estate") pursuant to a lease which began in 2013. Capricor subsequently entered into several amendments modifying certain terms of the lease. Effective January 1, 2021, we entered into a month-to-month lease amendment with Bubble Real Estate, which is terminable by either party upon 90 days’ written notice to the other party. Commencing in July 2022, the monthly lease payment was $7,869 per month. Effective July 1, 2023, the monthly lease payment was reduced to $7,619 per month.

Commencing March 13, 2024, we entered into a License and Services Agreement with Azzur Cleanrooms-on-Demand – San Diego, LLC (the “Azzur License Agreement”) pursuant to which we have been granted an exclusive license to use certain space and the non-exclusive right to use certain equipment and property for our early phase clinical and/or pre-clinical manufacturing purposes. Our license fee is approximately $110,615 per month. The license agreement is set to expire on September 26, 2024, unless extended by mutual agreement of the parties.

Expenses incurred under short-term operating leases for the three months ended June 30, 2024 and 2023 were $354,703 and $23,607, respectively, and $447,617 and $47,214 for the six months ended June 30, 2024 and 2023, respectively. Short-term operating lease payments for the three months ended June 30, 2024 and 2023 were $380,357 and $23,607, respectively, and $764,714 and $47,214 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company recorded $317,097 as a prepaid expense related to an upfront payment made pursuant to the Azzur License Agreement on the Company’s condensed consolidated balance sheet.

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

The tables below exclude short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of June 30, 2024:

2024 (remainder)	$447,776
2025	914,220
2026	634,889
2027	—
2028	—
Total minimum lease payments	1,996,885
Less: imputed interest	(160,082)
Total operating lease liabilities	$1,836,803
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities	$792,694
Lease liabilities, net of current	1,044,109
Total operating lease liabilities	$1,836,803

Other Information:
Weighted average remaining lease term	2.2 years
Weighted average discount rate	7.4%

As of June 30, 2024, ROU assets for operating leases were approximately $1.7 million and operating lease liabilities were approximately $1.8 million. The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s long-term operating leases under ASC 842 for the period indicated.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Lease costs	$210,357	$192,606	$420,714	$385,212
Lease payments	229,197	199,058	455,822	398,116

Legal Contingencies

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of June 30, 2024.

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

Employee Severances

The Board of Directors from time to time may approve severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of June 30, 2024.

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

In March 2024, we received a letter from CSMC alleging that pursuant to the Amended CSMC License Agreement between CSMC and Capricor, Capricor has certain overdue payment obligations to CSMC pursuant to the U.S. Distribution Agreement entered into between Capricor and Nippon Shinyaku. Capricor has received a milestone payment of $10.0 million under its U.S. Distribution Agreement with Nippon Shinyaku, and CSMC is claiming 10.0% of this milestone payment, or $1.0 million, is owed to them. After engaging in discussions with CSMC, we have been informed that CSMC is no longer claiming that it is entitled to receive a percentage of the development milestone payments and does not intend to pursue such claims against the Company.

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

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into the U.S. Distribution Agreement with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of deramiocel for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of deramiocel. Nippon Shinyaku will be responsible for the distribution of deramiocel in the United States. Pursuant to the U.S. Distribution Agreement, Capricor received an upfront payment of $30.0 million in the first quarter of 2022. The first milestone payment of $10.0 million was paid upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. Additionally, there are potential milestones totaling up to $90.0 million leading up to and including the BLA approval. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of deramiocel of up to $605.0 million. Further, pursuant to the US Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and Capricor will have the right to receive a meaningful mid-range double-digit share of product revenue which falls between 30 and 50 percent.

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

For the three months ended June 30, 2024, the Company recognized approximately $4.0 million as revenue compared to approximately $3.9 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, the Company recognized approximately $8.9 million as revenue compared to approximately $6.9 million for the six months ended June 30, 2023. In relation to the U.S. Distribution Agreement, as of June 30, 2024, the Company recorded approximately $3.4 million as current deferred revenue on the Company’s condensed consolidated balance sheets.

The Company had no opening or closing contract asset balances recognized. The difference between the opening and closing balances of the Company’s contract liability results from the Company performance of services in connection to its performance obligation.

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized. As of June 30, 2024, remaining performance obligations related to the U.S. Distribution Agreement were approximately $3.4 million. At this time, we estimate 100% of the remaining performance obligations are expected to be recognized over the next 12 months. Remaining performance obligations estimates are subject to change.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: Japan)

On February 10, 2023, Capricor entered into a Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku. Under the terms of the Japan Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in Japan of deramiocel for the treatment of DMD.

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12.0 million in the first quarter of 2023, and in addition, Capricor may potentially receive additional development and sales-based milestone payments of up to approximately $89.0 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of deramiocel in Japan. Capricor will be responsible for the conduct of clinical development in Japan, as may be required, as well as the manufacturing of deramiocel. Subject to regulatory approval, Capricor will sell commercial product to Nippon Shinyaku in Japan. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

The Company has evaluated the Japan Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s condensed consolidated balance sheets as of June 30, 2024.

8.            RELATED PARTY TRANSACTIONS

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice. As of June 30, 2024 and December 31, 2023, $10,000 was recorded in accounts payable and accrued expenses related to this Consulting Agreement.

In January 2024, Capricor entered into a Consulting Agreement with Michael Kelliher, a member of its Board of Directors, related to business development services unrelated to his duties on behalf of the Board, whereby he was granted an option to purchase 30,000 shares of the Company's common stock.

9.            SUBSEQUENT EVENTS

Additional Sales under ATM Program

Subsequent to June 30, 2024 and through August 7, 2024, the Company sold an aggregate of 521,003 shares of common stock under the ATM Program at an average price of approximate $4.77 per share for gross proceeds of approximately $2.5 million. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the placement agent in the aggregate amount of approximately $76,400.

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

Since our inception, we have devoted substantial resources to developing deramiocel (also referred to as CAP-1002) and our other product candidates including our exosomes platform technology, developing our manufacturing processes, staffing our company and providing general and administrative support for these operations. We do not have any products approved for sale. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of deramiocel for the treatment of DMD and our other product candidates. If successfully developed and approved, we intend to commercialize deramiocel in the United States and Japan with our partner, Nippon Shinyaku Co., Ltd., a Japanese corporation (“Nippon Shinyaku”), and may enter into licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, or further distribution relationships, we expect that any revenue we generate will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

A summary description of our key product candidates, is as follows:

●	Deramiocel for the treatment of DMD (Phase 3): Our core program is focused on the development and commercialization of a cell therapy technology (referred herein as deramiocel) comprised of CDCs, which are a population of stromal cells isolated from donated cells of healthy human hearts, for the treatment of DMD. Deramiocel is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches, which aim to restore dystrophin expression. DMD is a rare form of muscular dystrophy which results in muscle degeneration and premature death. DMD pathophysiology is driven by the impaired production of functional dystrophin which normally functions as a structural protein in muscle. The reduction of functional dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. The annual cost of care for patients with DMD is very high and increases with disease progression. We therefore believe that DMD represents a significant market opportunity for our product candidate, deramiocel. Our deramiocel cell therapy program for the treatment of DMD is currently in Phase 3 clinical development in the United States, for which we expect to have top-line data available in the fourth quarter of 2024.

To date, we have completed multiple promising clinical trials investigating deramiocel for DMD. Data from the first trial, a Phase I/II trial named HOPE-Duchenne, suggested improvements in skeletal and cardiac endpoints. In HOPE-2, a Phase II clinical trial conducted in the United States, deramiocel was used to treat patients with late-stage DMD. In March 2022, we announced that the final one-year results from HOPE-2 were published in The Lancet showing that the trial met its primary efficacy endpoint of the mid-level dimension of the Performance of the Upper Limb (“PUL”) v1.2 (p=0.01) and additional positive endpoints of full PUL v2.0 (p=0.04) and a cardiac endpoint of left ventricular ejection fraction (p=0.002). Deramiocel was generally safe and well-tolerated throughout the studies.

Additionally, we are currently conducting an open label extension (“OLE”) study of the HOPE-2 trial in which 12 patients have elected to continue treatment of deramiocel. We announced positive one-year and two-year results from this ongoing OLE study. The HOPE-2-OLE study previously met its primary endpoint at the one-year timepoint on the PUL v2.0 scale (p=0.02). At the two-year timepoint, data showed statistically significant differences in the PUL v2.0 in the OLE treatment group when compared to the original rate of decline of the placebo group from HOPE-2 after one-year (p=0.021). Furthermore, we recently presented three-year data showing a statistically significant benefit (+3.7 points, p< 0.001) in the PUL v2.0 total score when compared to an external comparator dataset of similar DMD patients. Data also showed improvements in multiple cardiac measures, including left ventricular ejection fraction, as well as indexed volumes (left ventricular end systolic volume and left ventricular end diastolic volume). These are measures of cardiac function and are considered highly relevant in terms of predicting long-term outcomes. Deramiocel treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study.

Phase 3 (HOPE-3) Clinical Trial: HOPE-3 is a Phase 3, multi-center, randomized, double-blind, placebo-controlled clinical trial comprised of two cohorts evaluating the safety and efficacy of deramiocel in participants with DMD and impaired skeletal muscle function who are on a stable regimen of systemic glucocorticoids. Non-ambulatory and ambulatory boys who meet eligibility criteria are randomly assigned to receive either deramiocel or placebo every 3 months for 4 doses during the first 12-months of the study. A primary safety and efficacy analysis will be performed for each individual cohort (referred to as Cohort A or Cohort B) at month 12, following 4 administrations of deramiocel or placebo. In November 2023, we announced completion of enrollment for Cohort A where 61 subjects were randomized to either deramiocel or placebo in a 1:1 ratio. In December 2023, we announced a positive outcome of the interim futility analysis for Cohort A of HOPE-3, which was reviewed by the Data Safety Monitoring Board (“DSMB”). This resulted in a favorable recommendation to continue the HOPE-3 trial as planned. At this time, we expect to have topline data available from Cohort A in the fourth quarter of 2024 and this dataset is intended to support a Biologics License Application (“BLA”) submission. Cohort A uses product manufactured at our Los Angeles facility.

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

We have also completed enrollment for Cohort B which is currently designed to enroll approximately 44 subjects randomized to either deramiocel or placebo in a 1:1 ratio. At this time, we are evaluating multiple options for the next steps in connection with Cohort B, which may include adding additional subjects outside the U.S. We expect that the FDA will no longer require data from Cohort B for potential product approval. Cohort B uses product manufactured at our San Diego facility.

Under our RMAT designation, in March 2024, we had a Type-B CMC meeting with FDA where we discussed the progress of our CMC development program for deramiocel to support a BLA submission. At that meeting the FDA agreed that comparability between drug product manufactured at our two different facilities (Los Angeles and San Diego) has been demonstrated using the provided analytical comparability data. This now allows for the use of deramiocel drug product manufactured at our San Diego manufacturing facility upon potential product approval and approval of the San Diego facility. Furthermore, in the third quarter of 2024, we held a pre-BLA meeting with FDA, where we discussed our rolling BLA submission schedule, potential label expansion, plans for commercial manufacturing as well as other topics. We expect to announce further details from this meeting once the final meeting minutes are made available.

The regulatory pathway for deramiocel is supported by RMAT designation as well as orphan drug designation. In addition, if Capricor were to receive FDA marketing approval for deramiocel for the treatment of DMD, Capricor would be eligible to receive a Priority Review Voucher (“PRV”) based on its previous receipt of a rare pediatric disease designation. Capricor retains full rights to the PRV, if received. Further, Capricor has entered into two Commercialization and Distribution Agreements with Nippon Shinyaku appointing Nippon Shinyaku as its exclusive distributor of deramiocel in the United States and Japan.

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

In the first quarter of 2024, we announced that we have been selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, will conduct a Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval. Currently, our StealthX™ vaccine candidate is in the manufacturing phase with current plans to deliver it to NIAID by late 2024. Additionally, we have submitted an Investigational New Drug Application (“IND”) to the FDA for our StealthX™ vaccine, which is currently under review and we believe that once the IND is approved, NIAID plans to initiate this trial in late 2024 or early 2025. Furthermore, if NIAID finds that our StealthX™ vaccine meets its criteria for safety and efficacy, they may consider our program for a funded Phase 2.

As of June 30, 2024, we had cash, cash equivalents, and marketable securities totaling approximately $29.5 million. We estimate our current cash balance will fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This expectation excludes any additional potential milestone payments under our Commercialization and Distribution agreements with Nippon Shinyaku. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $11.0 million and approximately $7.4 million for the three months ended June 30, 2024 and 2023, respectively. Our net losses were approximately $20.8 million and approximately $15.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $180.2 million. We expect to incur significant expenses and operating losses for the foreseeable future.

During the six months ended June 30, 2024, we sold 777,679 shares of common stock at an average price of approximately $5.81 per share pursuant to a sales agreement by and between us and H.C. Wainwright & Co. LLC (“Wainwright”) under our at-the-market offering, resulting in net proceeds of approximately $4.3 million.

Recent Operational Developments

Deramiocel DMD Program Updates

●	Announced the completion of a positive pre-BLA meeting with FDA that occurred in Q3 2024, where we discussed our rolling BLA submission schedule, potential label expansion, plans for commercial manufacturing as well as other topics.
o	We plan to announce further details from this meeting once the final meeting minutes are made available.
●	Announced positive 3-year results from our HOPE-2 OLE study at the Parent Project Muscular Dystrophy (“PPMD”) Annual Conference.
o	The 3-year results showed a statistically significant benefit (+3.7 points, p < 0.001) in the PUL v2.0 total score when compared to an external comparator dataset of similar DMD patients. Data also showed improvements in multiple cardiac measures, including left ventricular ejection fraction, as well as indexed volumes (left ventricular end systolic volume and left ventricular end diastolic volume).
●	Announced enrollment has been completed for our HOPE-3 Phase 3 (Cohorts A and B) clinical trial which enrolled 105 subjects randomized to either deramiocel or placebo in a 1:1 ratio.
o	Next steps for Cohort A: plan to readout top-line data in the fourth quarter of 2024.
o	Next steps for Cohort B are under consideration.
●	Announced positive results from a Type-B clinical FDA meeting held in Q2 2024 where FDA granted our request for a pre-BLA meeting.
●	Announced positive results from a Type-B CMC FDA meeting held in Q1 2024. In the meeting, the FDA affirmed alignment on the following topics:
o	Comparability between drug product manufactured at our two different facilities (Los Angeles and San Diego) has been demonstrated using the provided analytical comparability data.
o	This allowed for the use of deramiocel drug product manufactured at our San Diego manufacturing facility upon potential product approval (subject to approval of the facility).
●	Presented at the PPMD Cardiac Workshop III.
o	Capricor was featured in a panel on industry perspectives on cardiac monitoring in DMD clinical trials.
●	Presented at the Cure Duchenne 2024 Futures National Conference.
o	Capricor presented the 24-month safety and efficacy results from the HOPE-2 OLE study.

StealthXTM Exosome Program Updates

●	Announced that our StealthX™ exosome-based multivalent vaccine for the prevention of SARS-CoV-2 has been selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines.
o	Currently, our vaccine candidate is in the manufacturing phase with current plans to deliver it to NIAID by late 2024.
o	Under the terms of the collaboration, Capricor will supply the investigational product and NIAID's Division of Microbiology and Infectious Diseases will conduct the trial.
o	Next steps: NIAID plans to initiate the Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval in late 2024 or early 2025.

●	Presented data at the American Society of Gene and Cell Therapy 27th Annual Meeting.
o	Highlights from the presentation included preclinical data showing a potential exosome-based approach for the treatment of arginase-1 deficiency (ARG1-D), a rare genetic metabolic disease characterized by complete or partial lack of the enzyme arginase in the liver and red blood cells. The data from this preclinical study further characterize our StealthX™ exosome platform.
●	Presented data at the International Society of Extracellular Vesicles Annual Meeting 2024.
o	Highlights from the abstract included preclinical data showing targeted cargo delivery to the lower limbs of mice by exosomes carrying a muscle targeting moiety by intravenous injection.
●	Presented data at the International Society for Cell & Gene Therapy 2024 Meeting.
o	Highlights from the abstract included preclinical data showing targeted delivery of ASOs using exosomes leads to exon skipping.

Corporate Updates

●	Announced that the Company was added to the Russell 2000® Index and the broad-market Russell 3000® Index, effective, July 1, 2024.
o	The annual Russell indexes reconstitution captures the 4,000 largest U.S. stocks, ranking them by total market capitalization. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies. Approximately $10.5 trillion in assets are benchmarked against Russell’s U.S. indexes.
●	Presented at the Cantor Fitzgerald’s Muscular Dystrophy Symposium.

As we seek to develop and commercialize deramiocel or any other product candidates including those related to our exosomes program, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until such time when we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations or other distribution agreements. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or other potential funding or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of deramiocel or our other product candidates.

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our product candidates. Developing biological products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of deramiocel and our exosome technologies. As we proceed with the clinical development of deramiocel, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from public equity sales of securities and upfront payments pursuant to our U.S. and Japan Distribution Agreements with Nippon Shinyaku. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the US and in other territories across the world.

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three months ended June 30, 2024 and 2023 was approximately $4.0 million and $3.9 million, respectively. Clinical development income for the six months ended June 30, 2024 and 2023 was approximately $8.9 million and $6.9 million, respectively. The Company began to recognize the $30.0 million upfront payment received from Nippon Shinyaku related to an Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku in the third quarter of 2022. The Company began to recognize the $10.0 million milestone payment in connection with the U.S. Distribution Agreement in the fourth quarter of 2023. Revenue is ratably recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical trial (Cohort A).

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Three months ended June 30,
	2024	2023	Change ($)	Change (%)
Compensation and other personnel expenses	$3,596,825	$2,442,742	$1,154,083	47%
Duchenne muscular dystrophy program (deramiocel)	5,965,495	4,871,018	1,094,477	22%
Exosomes platform research	1,011,263	435,956	575,307	132%
Facility expenses	742,964	347,963	395,001	114%
Stock-based compensation	852,472	450,450	402,022	89%
Depreciation	200,135	157,407	42,728	27%
Research and other	135,615	111,853	23,762	21%
Total research and development expenses	$12,504,769	$8,817,389	$3,687,380	42%

R&D expenses for the three months ended June 30, 2024 increased by approximately $3.7 million, or 42%, compared to the three months ended June 30, 2023. The increase was primarily driven by the following:

●	$1.2 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$1.1 million increase in DMD (deramiocel) program-related expenses primarily related to our HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and expanded manufacturing production efforts for deramiocel in preparation for potential commercial launch;
●	$0.6 million increase in research expenses related to our exosomes platform primarily related to our collaboration with NIAID;
●	$0.4 million increase in facility expenses primarily related to expanded leased space; and
●	$0.4 million increase in stock-based compensation expense primarily due to increases in headcount.

	Six months ended June 30,
	2024	2023	Change ($)	Change (%)
Compensation and other personnel expenses	$7,013,414	$4,693,494	$2,319,920	49%
Duchenne muscular dystrophy program (deramiocel)	11,244,139	8,709,829	2,534,310	29%
Exosomes platform research	1,675,101	1,017,942	657,159	65%
Facility expenses	1,227,513	653,830	573,683	88%
Stock-based compensation	1,840,199	891,010	949,189	107%
Depreciation	379,303	295,157	84,146	29%
Research and other	226,113	217,646	8,467	4%
Total research and development expenses	$23,605,782	$16,478,908	$7,126,874	43%

R&D expenses for the six months ended June 30, 2024 increased by approximately $7.1 million, or 43%, compared to the six months ended June 30, 2023. The increase was primarily driven by the following:

●	$2.3 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$2.5 million increase in DMD (deramiocel) program-related expenses primarily related to our HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and expanded manufacturing production efforts for deramiocel in preparation for potential commercial launch;
●	$0.7 million increase in research expenses related to our exosomes platform primarily related to our collaboration with NIAID;
●	$0.6 million increase in facility expenses primarily related to expanded leased space; and
●	$0.9 million increase in stock-based compensation expense primarily due to increases in headcount.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Three months ended June 30,
	2024	2023	Change ($)	Change (%)
Stock-based compensation	$1,300,321	$1,168,262	$132,059	11%
Compensation and other personnel expenses	837,474	861,130	(23,656)	(3)%
Professional services	360,174	441,874	(81,700)	(18)%
Facility expenses	74,756	64,795	9,961	15%
Depreciation	156,800	97,295	59,505	61%
Other corporate expenses	328,363	213,981	114,382	53%
Total general and administrative expenses	$3,057,888	$2,847,337	$210,551	7%

G&A expenses for the three months ended June 30, 2024 increased by approximately $0.2 million, or 7%, compared to the three months ended June 30, 2023. The increase was primarily driven by the following:

●	$0.1 million increase in stock-based compensation expense primarily due to increases in headcount;
●	$0.1 million increase in depreciation primarily related to leasehold improvements of our San Diego headquarters; and
●	$0.1 million increase in other corporate expenses.

This increase was partially offset by an approximate $0.1 million decrease in professional services as we curtailed certain expenses.

	Six months ended June 30,
	2024	2023	Change ($)	Change (%)
Stock-based compensation	$3,578,006	$2,922,485	$655,521	22%
Compensation and other personnel expenses	1,615,407	1,734,516	(119,109)	(7)%
Professional services	784,169	906,851	(122,682)	(14)%
Facility expenses	151,134	128,157	22,977	18%
Depreciation	309,039	189,646	119,393	63%
Other corporate expenses	691,899	475,567	216,332	45%
Total general and administrative expenses	$7,129,654	$6,357,222	$772,432	12%

G&A expenses for the six months ended June 30, 2024 increased by approximately $0.8 million, or 12%, compared to the six months ended June 30, 2023. The increase was primarily driven by the following:

●	$0.7 million increase in stock-based compensation expense primarily due to increases in headcount;
●	$0.1 million increase in depreciation primarily related to leasehold improvements of our San Diego headquarters; and
●	$0.2 million increase in other corporate expenses.

This increase was partially offset by a $0.1 million decrease in compensation and other personnel expenses primarily due to a decrease in recruiting expenses and $0.1 million decrease in professional services as we curtailed certain expenses.

Other Income

Investment Income. Investment income for the three months ended June 30, 2024 and 2023 was approximately $0.6 million and approximately $0.4 million, respectively. Investment income for the six months ended June 30, 2024 and 2023 was approximately $1.1 million and approximately $0.8 million, respectively. The increase in investment income for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 is due to increased interest rates and the higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

Deramiocel for the treatment of DMD – We are currently conducting our HOPE-3, Phase 3 study for DMD and our ongoing OLE study of the HOPE-2 trial for which we expect to spend approximately $25.0 million to $35.0 million in 2024. The expenses for our DMD program will include costs for personnel, clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing if our deramiocel product is approved.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in preclinical development. We expect to spend approximately $3.0 million to $5.0 million during 2024 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform including the manufacturing of our StealthX™ vaccine to be used in connection with our collaboration with NIAID.

Our expenditures on current and future clinical development programs, particularly our deramiocel and exosomes programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding and a strategic partner. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2024 and December 31, 2023 and our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2024 and 2023 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	June 30, 2024	December 31, 2023
Cash and cash equivalents	$10,688	$14,695
Marketable securities	$18,774	$24,793
Working capital	$8,314	$19,586
Stockholders’ equity	$11,502	$22,601

	Six months ended June 30,
Cash flow data	2024	2023
Cash provided by (used in):
Operating activities	$(13,557)	$(5,208)
Investing activities	5,193	3,250
Financing activities	4,358	2,192
Net increase (decrease) in cash and cash equivalents	$(4,006)	$234

Our total cash, cash equivalents and marketable securities as of June 30, 2024 were approximately $29.5 million compared to approximately $39.5 million as of December 31, 2023. The decrease in cash, cash equivalents and marketable securities from December 31, 2023 to June 30, 2024 is primarily due to our operating expenses for the six months ended June 30, 2024 of approximately $30.7 million. As of June 30, 2024, we had approximately $26.8 million in total liabilities, of which approximately $15.4 million relates to deferred revenue, and approximately $8.3 million in net working capital.

Cash used in operating activities was approximately $13.6 million and approximately $5.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase of approximately $8.4 million in cash from operating activities is due to the receipt of the milestone payment of $10.0 million from Nippon Shinyaku and deferred revenue. Furthermore, there was an increase of approximately $1.6 million in stock-based compensation and a net decrease of approximately $0.3 million in accounts payable and accrued expenses for the six months ended June 30, 2024 as compared to the same period in 2023. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow provided by investing activities of approximately $5.2 million and approximately $3.2 million for the six months ended June 30, 2024, and 2023, respectively. The change in investing activities for the six months ended June 30, 2024 as compared to the same period of 2023 is due to the net effect from purchases, sales and maturities of marketable securities and the increase of approximately $0.2 million in purchases of property and equipment.

We had cash flow provided by financing activities of approximately $4.4 million and approximately $2.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is due to the net proceeds from the sale of common stock.

From inception through June 30, 2024, we financed our operations primarily through private and public sales of our equity securities, government grants and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Collaborations

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into a Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of deramiocel for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the conduct of the HOPE-3 trial as well as the manufacturing of deramiocel. Nippon Shinyaku will be responsible for the distribution of deramiocel in the United States. Pursuant to the U.S Distribution Agreement, Capricor received an upfront payment of $30.0 million in the first quarter of 2022. The first milestone payment of $10.0 million was paid upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. Capricor received this milestone payment from Nippon Shinyaku in January 2024. Additionally, there are potential milestones totaling up to $90.0 million leading up to and including the BLA approval. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of deramiocel of up to $605.0 million. Further, pursuant to the U.S. Distribution Agreement, Capricor has the obligation to sell commercial product to Nippon Shinyaku, subject to regulatory approval, and Capricor will have the right to receive a meaningful mid-range double-digit share of product revenue which falls between 30 and 50 percent.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: Japan)

On February 10, 2023, Capricor entered into a Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku. Under the terms of the Japan Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in Japan of deramiocel for the treatment of DMD.

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12.0 million in the first quarter of 2023 and in addition, Capricor will potentially receive additional development and sales-based milestone payments of up to approximately $89.0 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of deramiocel in Japan. Capricor will be responsible for the conduct of clinical development in Japan, as may be required, as well as the manufacturing of deramiocel. Subject to regulatory approval, Capricor will sell commercial product to Nippon Shinyaku in Japan. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

Financing Activities by the Company

September 2023 Financing

On September 29, 2023, the Company entered into Securities Purchase Agreements, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 4,935,621 shares of its common stock, par value $0.001 per share, at a price per share of $4.66 for an aggregate purchase price of approximately $23.0 million. Each share of common stock offered was sold with a warrant to purchase one share of common stock at an exercise price of $5.70 per share. Each warrant became exercisable beginning six months after issuance and will expire seven years from the date of issuance.

ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement,”), with H.C. Wainwright & Co. LLC (“Wainwright”), under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission (the “SEC”), on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through August 7, 2024, the Company sold an aggregate of 4,274,836 shares of common stock under the ATM Program at an average price of approximately $5.53 per share for gross proceeds of approximately $23.6 million. Approximately $51.4 million of common stock may still be sold pursuant to the ATM Program. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees, in the aggregate amount of approximately $0.8 million.

CIRM Grant Award

On June 16, 2016, Capricor entered into an award (the “CIRM Award”) with the California Institute for Regenerative Medicine (“CIRM”) in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating deramiocel for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award included a co-funding requirement pursuant to which Capricor was required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of June 30, 2024, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2024, the fair value of our cash, cash equivalents and marketable securities was approximately $29.5 million. Additionally, as of June 30, 2024, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market, which included short-term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2024).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.6	Certificate of Amendment of the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020).

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)