Form 10-Q
period 2024-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2024-11-14
CIK 1133869

variable

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2024

or

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

As of November 13, 2024, there were 45,469,908 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;
●	the development of our drug and vaccine candidates, including when we expect to undertake, initiate and complete clinical trials of our drug and vaccine candidates;
●	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug filings, Clinical Trial Application filings, New Drug Application filings, Biologics License Application, and other regulatory submissions;
●	regulatory developments involving products and our facilities, including the ability to obtain regulatory approvals or otherwise bring products to market;
●	the regulatory status of our drug and vaccine candidates, including our ability to obtain and maintain orphan drug, rare pediatric and Regenerative Medicine Advanced Therapy designations for our lead product candidate, deramiocel (also referred to as CAP-1002);
●	our ability to obtain approval for our products both in the United States and in countries outside the United States;
●	our use of clinical research centers, third party manufacturers and other contractors;
●	our ability to manufacture and maintain sufficient inventories of our products to meet commercial demand;
●	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;
●	our ability to manufacture products for clinical and commercial use;
●	our ability to procure materials necessary for the manufacture of our product candidates;
●	our ability to protect our patents and other intellectual property;
●	our ability to raise additional financing and the terms of any additional financing;
●	our ability to market any of our products;
●	the implementation of our business model and strategic plans for our business, technologies and product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, future reimbursement prices for any commercial products, and capital requirements;
●	the impact of taxes on our business;
●	our ability to compete against other companies and research institutions;
●	our ability to expand our operations internationally;
●	the effect of potential strategic transactions on our business;
●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
●	our ability to attract and retain key personnel; and
●	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2024
	(unaudited)	December 31, 2023

CURRENT ASSETS
Cash and cash equivalents	$68,377,402	$14,694,857
Marketable securities	16,651,222	24,792,846
Receivables	409,682	10,371,993
Prepaid expenses and other current assets	385,065	995,776

TOTAL CURRENT ASSETS	85,823,371	50,855,472

PROPERTY AND EQUIPMENT, net	5,315,385	5,560,641

OTHER ASSETS
Lease right-of-use assets, net	1,493,611	2,050,042
Other assets	319,246	268,172

TOTAL ASSETS	$92,951,613	$58,734,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,531,363	$6,250,241
Lease liabilities, current	813,634	749,112
Deferred revenue, current	13,130,509	24,270,465

TOTAL CURRENT LIABILITIES	20,475,506	31,269,818

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	834,889	1,486,783

TOTAL LONG-TERM LIABILITIES	4,211,148	4,863,042

TOTAL LIABILITIES	24,686,654	36,132,860

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 and 50,000,000 shares authorized, 40,332,392 and 31,148,320 shares issued and outstanding, respectively	40,332	31,148
Additional paid-in capital	260,846,342	181,701,859
Accumulated other comprehensive income	96,221	235,813
Accumulated deficit	(192,717,936)	(159,367,353)

TOTAL STOCKHOLDERS’ EQUITY	68,264,959	22,601,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,951,613	$58,734,327

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

REVENUE
Revenue	$2,261,642	$6,185,814	$11,139,956	$13,089,977

TOTAL REVENUE	2,261,642	6,185,814	11,139,956	13,089,977

OPERATING EXPENSES
Research and development	11,807,867	10,028,964	35,413,649	26,507,872
General and administrative	3,463,655	3,021,450	10,593,308	9,378,672

TOTAL OPERATING EXPENSES	15,271,522	13,050,414	46,006,957	35,886,544

LOSS FROM OPERATIONS	(13,009,880)	(6,864,600)	(34,867,001)	(22,796,567)

OTHER INCOME (EXPENSE)
Investment income	453,152	479,380	1,516,418	1,276,502
Loss on disposal of fixed assets	—	(5,388)	—	(5,388)

TOTAL OTHER INCOME (EXPENSE)	453,152	473,992	1,516,418	1,271,114

NET LOSS	(12,556,728)	(6,390,608)	(33,350,583)	(21,525,453)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	(58,766)	(66,485)	(139,592)	7,964

COMPREHENSIVE LOSS	$(12,615,494)	$(6,457,093)	$(33,490,175)	$(21,517,489)

Net loss per share, basic and diluted	$(0.38)	$(0.25)	$(1.04)	$(0.85)
Weighted average number of shares, basic and diluted	33,090,063	25,817,676	32,099,181	25,468,880

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2023	31,148,320	$31,148	$181,701,859	$235,813	$(159,367,353)	$22,601,467

Issuance of common stock, net of fees	447,221	447	2,289,797	—	—	2,290,244

Stock-based compensation	—	—	3,265,412	—	—	3,265,412

Stock options exercised	4,642	5	(5)	—	—	—

Unrealized gain on marketable securities	—	—	—	71,888	—	71,888

Net loss	—	—	—	—	(9,794,073)	(9,794,073)

Balance at March 31, 2024	31,600,183	$31,600	$187,257,063	$307,701	$(169,161,426)	$18,434,938

Issuance of common stock, net of fees	330,458	331	1,985,518	—	—	1,985,849

Stock-based compensation	—	—	2,152,793	—	—	2,152,793

Stock options exercised	53,286	53	81,169	—	—	81,222

Unrealized loss on marketable securities	—	—	—	(152,714)	—	(152,714)

Net loss	—	—	—	—	(10,999,782)	(10,999,782)

Balance at June 30, 2024	31,983,927	$31,984	$191,476,543	$154,987	$(180,161,208)	$11,502,306

Issuance of common stock, net of fees	8,272,427	8,272	67,197,597	—	—	67,205,869

Exercise of common warrants	38,000	38	58,151	—	—	58,189

Stock-based compensation	—	—	2,051,283	—	—	2,051,283

Stock options exercised	38,038	38	62,768	—	—	62,806

Unrealized loss on marketable securities	—	—	—	(58,766)	—	(58,766)

Net loss	—	—	—	—	(12,556,728)	(12,556,728)

Balance at September 30, 2024	40,332,392	$40,332	$260,846,342	$96,221	$(192,717,936)	$68,264,959

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2022	25,241,402	$25,241	$148,735,420	$105,244	$(137,079,811)	$11,786,094

Stock-based compensation	—	—	2,194,784	—	—	2,194,784

Stock options exercised	13,752	14	3,881	—	—	3,895

Unrealized loss on marketable securities	—	—	—	(10,258)	—	(10,258)

Net loss	—	—	—	—	(7,768,266)	(7,768,266)

Balance at March 31, 2023	25,255,154	$25,255	$150,934,085	$94,986	$(144,848,077)	$6,206,249

Issuance of common stock, net of fees	452,385	452	2,129,943	—	—	2,130,395

Stock-based compensation	—	—	1,618,712	—	—	1,618,712

Stock options exercised	56,773	57	57,622	—	—	57,679

Unrealized gain on marketable securities	—	—	—	84,707	—	84,707

Net loss	—	—	—	—	(7,366,579)	(7,366,579)

Balance at June 30, 2023	25,764,312	$25,764	$154,740,362	$179,693	$(152,214,656)	$2,731,163

Issuance of common stock, net of fees	69,985	70	221,011	—	—	221,081

Stock-based compensation	—	—	1,717,193	—	—	1,717,193

Stock options exercised	20,773	21	(21)	—	—	—

Unrealized loss on marketable securities	—	—	—	(66,485)	—	(66,485)

Net loss	—	—	—	—	(6,390,608)	(6,390,608)

Balance at September 30, 2023	25,855,070	$25,855	$156,678,545	$113,208	$(158,605,264)	$(1,787,656)

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,350,583)	$(21,525,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	5,388
Depreciation and amortization	1,049,509	761,274
Stock-based compensation	7,469,488	5,530,689
Changes in lease liabilities	(30,941)	(13,921)
Changes in operating assets and liabilities:
Receivables	9,962,311	—
Prepaid expenses and other current assets	610,711	461,475
Other assets	(51,074)	—
Accounts payable and accrued expenses	281,122	1,868,032
Deferred revenue	(11,139,956)	(1,089,977)
Net cash used in operating activities	(25,199,413)	(14,002,493)

Cash flows from investing activities:
Purchase of marketable securities	(69,077,305)	(72,665,821)
Proceeds from sales and maturities of marketable securities	77,079,337	84,955,000
Purchases of property and equipment	(678,073)	(753,056)
Payments for leasehold improvements	(126,180)	(565,255)
Net cash provided by investing activities	7,197,779	10,970,868

Cash flows from financing activities:
Net proceeds from sale of common stock	71,481,962	2,351,476
Proceeds from exercise of stock awards and warrants	202,217	61,574
Net cash provided by financing activities	71,684,179	2,413,050

Net increase (decrease) in cash and cash equivalents	53,682,545	(618,575)

Cash and cash equivalents balance at beginning of period	14,694,857	9,603,242

Cash and cash equivalents balance at end of period	$68,377,402	$8,984,667

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (together with its wholly-owned subsidiary, referred to herein as “Capricor Therapeutics,” the “Company,” “we,” “us” or “our”), is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”), a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs. Capricor, Inc. (“Capricor”), a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation. Capricor became public after the completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), in 2013, where Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics was listed on the Nasdaq Capital Market shortly thereafter. Capricor Therapeutics, together with its subsidiary, Capricor, has multiple therapeutic drug candidates in various stages of development.

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

Liquidity and Capital Resources

The Company has an accumulated deficit of approximately $192.7 million and cash, cash equivalents and marketable securities of approximately $85.0 million as of September 30, 2024. The Company has historically financed its research and development activities as well as operational expenses primarily from equity financings, government grants, and payments from distribution agreements and collaboration partners. The Company’s principal uses of cash are for research and development expenses, expenses in development of manufacturing capabilities, general and administrative expenses, capital expenditures and other working capital requirements.

On June 21, 2021, the Company established an “at-the-market” program (the “ATM Program”) with an aggregate offering price of up to $75.0 million, pursuant to a Common Stock Sales Agreement with Wainwright. From June 21, 2021 through October 1, 2024, the Company sold an aggregate of 9,228,383 shares of common stock under the ATM Program at an average price of approximately $8.13 per share for gross proceeds of approximately $75.0 million which represents all amounts that were available to be sold under the ATM Program (see Note 2 - "Stockholder’s Equity"). Effective October 1, 2024, the ATM Program has been closed and terminated.

In the first quarter of 2024, the Company received our first milestone payment of $10.0 million from Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku”), which was triggered upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile.

In September 2024, the Company completed a private placement with Nippon Shinyaku whereby we issued and sold an aggregate of 2,798,507 shares of common stock at a price per share of $5.36 for an aggregate purchase price of $15.0 million (see Note 2 – “Stockholder’s Equity”).

Subsequent to September 30, 2024, the Company completed an underwritten public offering, pursuant to which the Company issued and sold an aggregate of 5,073,800 shares of common stock at a public offering price of $17.00 per share for gross proceeds of approximately $86.3 million (see Note 9 - “Subsequent Events”).

The Company’s future expenditures and capital requirements may be substantial and will depend on many factors, including, but not limited to, the following:

●	the timing and costs associated with our research and development activities, clinical trials and preclinical studies, including the enrollment and progress of our ongoing HOPE-3 Phase 3 clinical trial of deramiocel (also referred to as CAP-1002) in DMD;
●	the timing and costs associated with the manufacturing of our product candidates, including the expansion of our manufacturing capacity to support the potential commercialization of deramiocel for DMD;
●	the timing and costs associated with potential commercialization of our product candidates;
●	the number and scope of our research programs, including the expansion of our exosomes program;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs associated with pursuing marketing approval and potential commercialization of deramiocel in countries outside the United States.

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

Business Uncertainty Related to the Coronavirus

In light of past uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, which was established by the CARES Act. The Company has submitted $738,778 in ERC for applicable 2020 and 2021 periods, receiving $191,199 in 2021 and $191,463 in 2023. As of September 30, 2024, the Company has recorded a receivable for $366,551 for the remainder of funds for which we are still awaiting receipt.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are presented as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. As of September 30, 2024, marketable securities consist primarily of short-term United States treasuries.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $361,167 and $276,471 for the three months ended September 30, 2024 and 2023, respectively, and $1,049,509 and $761,274 for the nine months ended September 30, 2024 and 2023, respectively.

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2024	2023
Furniture and fixtures	$197,141	$187,997
Laboratory equipment	6,102,784	5,449,597
Leasehold improvements	2,255,283	2,129,102
	8,555,208	7,766,696
Less accumulated depreciation	(3,239,823)	(2,206,055)
Property and equipment, net	$5,315,385	$5,560,641

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

Grant Income

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 5 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards. No grant income was recognized for the three and nine months ended September 30, 2024 and 2023.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development. Research and development costs amounted to approximately $11.8 million and $10.0 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $35.4 million and $26.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $12.6 million and $6.5 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $33.5 million and $21.5 million for the nine months ended September 30, 2024 and 2023, respectively. The

Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. The Company’s other comprehensive income (loss) was $(58,766) and $(66,485) for the three months ended September 30, 2024 and 2023, respectively, and $(139,592) and $7,964 for the nine months ended September 30, 2024 and 2023, respectively.

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

For the three and nine months ended September 30, 2024 and 2023, warrants and options to purchase 15,454,599 and 8,303,253 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three and nine months ended September 30, 2024 and 2023.

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

The following table summarizes the fair value measurements by level at September 30, 2024 and December 31, 2023 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
	Level I	Level II	Level III	Total
Marketable Securities	$16,651,222	$—	$—	$16,651,222

	December 31, 2023
	Level I	Level II	Level III	Total
Marketable Securities	$24,792,846	$—	$—	$24,792,846

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

2.            STOCKHOLDER’S EQUITY

September 2024 Private Placement

On September 16, 2024, the Company entered into a Subscription Agreement with Nippon Shinyaku  pursuant to which the Company agreed to issue and sell to Nippon Shinyaku in a private placement (the “Private Placement”), an aggregate of 2,798,507 shares of the common stock of the Company at a price per Share of $5.36, which was issued at a 20% premium to the 60-day volume-weighted average price (“VWAP”), for an aggregate purchase price of approximately $15.0 million. The Subscription Agreement also includes lock-up provisions restricting Nippon Shinyaku from selling or otherwise disposing of shares of Common Stock until the six-month anniversary of the Closing Date.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement with Nippon Shinyaku on September 16, 2024 (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company has filed with the SEC a registration statement to register for resale the shares sold in the Private Placement, which registration statement was declared effective on November 8, 2024.

ATM Program

The Company established an ATM Program on June 21, 2021, with an aggregate offering price of up to $75.0 million, pursuant to a Common Stock Sales Agreement with Wainwright by which Wainwright sold our common stock at the market prices prevailing at the time of sale. Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.

From June 21, 2021 through October 1, 2024, the Company sold an aggregate of 9,228,383 shares of common stock under the ATM Program at an average price of approximately $8.13 per share for gross proceeds of approximately $75.0 million which represents all amounts that were available to be sold under the ATM Program. Effective October 1, 2024, the ATM Program was closed and terminated. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $2.4 million.

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

Outstanding Shares

At September 30, 2024, the Company had 40,332,392 shares of common stock issued and outstanding.

3.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the nine months ended September 30, 2024:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2023	5,041,403	$5.61
Granted	—	—
Exercised	(38,000)	1.53
Outstanding at September 30, 2024	5,003,403	$5.64

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		September 30,	December 31,	Exercise Price	Expiration
Type	Grant Date	2024	2023	per Share	Date
Common Warrants	12/19/2019	40,782	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	27,000	65,000	$1.5313	3/27/2025
Common Warrants	10/3/2023	4,935,621	4,935,621	$5.70	10/3/2030
		5,003,403	5,041,403

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

As of September 30, 2024, 458,869 options remain available for issuance under the respective stock option plans.

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

The estimated weighted average fair value of the options granted during the three months ended September 30, 2024 and 2023 were approximately $4.16 and $4.93 per share, respectively. The estimated weighted average fair value of the options granted during the nine months ended September 30, 2024 and 2023 were approximately $4.56 and $3.88 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The company used the following assumptions to estimate the fair value of stock options issued during the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Expected volatility	109 - 119%	111 - 121%
Expected term	5 - 7 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	3.9 - 4.5%	3.5 - 4.5%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
General and administrative	$1,274,238	$1,235,219	$4,852,244	$4,157,704
Research and development	777,045	481,974	2,617,244	1,372,985
Total	$2,051,283	$1,717,193	$7,469,488	$5,530,689

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

As of September 30, 2024, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $16.6 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

The following is a schedule summarizing employee and non-employee stock option activity for the nine months ended September 30, 2024:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2023	8,232,404	$3.46
Granted	2,732,226	5.25
Exercised	(107,073)	1.98	$305,501
Expired/Cancelled	(406,361)	5.33
Outstanding at September 30, 2024	10,451,196	$3.87	$118,501,497
Exercisable at September 30, 2024	6,118,062	$3.36	$72,516,118

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

4.            CONCENTRATIONS

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and marketable securities. The Company maintains accounts at three financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 and/or the Securities Investor Protection Corporation, as applicable. The Company’s cash, cash equivalents, and marketable securities in excess of the FDIC insured limits as of September 30, 2024, were approximately $85.0 million. The Company monitors the financial stability of the financial institutions with which it maintains accounts and believes it is not exposed to any significant credit risk in cash and cash equivalents. Historically, the Company has not experienced any significant losses in such accounts and does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of September 30, 2024, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Commencing March 13, 2024, we entered into a License and Services Agreement with Azzur Cleanrooms-on-Demand – San Diego, LLC (the “Azzur License Agreement”) pursuant to which we were granted an exclusive license to use certain space and the non-exclusive right to use certain equipment and property for our early phase clinical and/or pre-clinical manufacturing purposes. Our license fee was approximately $110,615 per month. The initial license agreement term expired on September 26, 2024, which the Company extended through November 8, 2024. At this time, we are evaluating the opportunity to potentially enter into a short-term lease for the premises.

Expenses incurred under short-term operating leases for the three months ended September 30, 2024 and 2023 were $339,954 and $22,857, respectively, and $787,571 and $70,071 for the nine months ended September 30, 2024 and 2023, respectively. Short-term operating lease payments for the three months ended September 30, 2024 and 2023 were $22,857 and $22,857, respectively, and $787,571 and $70,071 for the nine months ended September 30, 2024 and 2023, respectively.

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

The tables below exclude short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of September 30, 2024:

2024 (remainder)	$226,677
2025	914,220
2026	634,889
2027	—
2028	—
Total minimum lease payments	1,775,786
Less: imputed interest	(127,263)
Total operating lease liabilities	$1,648,523
Included in the condensed consolidated balance sheet:
Current portion of lease liabilities	$813,634
Lease liabilities, net of current	834,889
Total operating lease liabilities	$1,648,523

Other Information:
Weighted average remaining lease term	1.9 years
Weighted average discount rate	7.4%

As of September 30, 2024, ROU assets for operating leases were approximately $1.5 million and operating lease liabilities were approximately $1.6 million. The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s long-term operating leases under ASC 842 for the period indicated.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Lease costs	$210,357	$198,041	$631,072	$583,253
Lease payments	221,099	199,058	676,921	597,173

Legal Contingencies

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of September 30, 2024.

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

Employee Severances

The Board of Directors from time to time may approve severance packages for specific full-time employees based on their length of service and position ranging up to six months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of September 30, 2024.

7.            LICENSE AND DISTRIBUTION AGREEMENTS

Intellectual Property Rights for Capricor’s Technology - CAP 1002 and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), Johns Hopkins University (“JHU”) and CSMC. Capricor has also entered into an exclusive license agreement for intellectual property rights related to exosomes with CSMC. In addition, Capricor has filed patent applications related to the technology developed by its own scientists.

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

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into the U.S. Distribution Agreement with Nippon Shinyaku, a Japanese corporation and related party (see Note 8 – “Related Party Transactions”). Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of deramiocel for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the clinical development and manufacturing of deramiocel. Nippon Shinyaku and NS Pharma, Inc. (its wholly-owned U.S. subsidiary) will be responsible for the distribution of deramiocel in the United States. Pursuant to the U.S. Distribution Agreement, Capricor received an upfront payment of $30.0 million in 2022. The first milestone payment of $10.0 million was paid upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. Additionally, there are potential milestones totaling up to $90.0 million leading up to and including the BLA approval. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of deramiocel of up to $605.0 million. Subject to regulatory approval, Capricor will have the right to receive a meaningful mid-range double-digit share of product revenue which falls between 30 and 50 percent.

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

For the three months ended September 30, 2024, the Company recognized approximately $2.3 million as revenue compared to approximately $6.2 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company recognized approximately $11.1 million as revenue compared to approximately $13.1 million for the nine months ended September 30, 2023. In relation to the U.S. Distribution Agreement, as of September 30, 2024, the Company recorded approximately $1.1 million as current deferred revenue on the Company’s condensed consolidated balance sheets.

The Company had no opening or closing contract asset balances recognized. The difference between the opening and closing balances of the Company’s contract liability results from the Company performance of services in connection to its performance obligation.

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized. As of September 30, 2024, remaining performance obligations related to the U.S. Distribution Agreement were approximately $1.1 million. At this time, we estimate 100% of the remaining performance obligations are expected to be recognized over the next 12 months. Remaining performance obligations estimates are subject to change.

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

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12.0 million in the first quarter of 2023, and in addition, Capricor may potentially receive additional development and sales-based milestone payments of up to approximately $89.0 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of deramiocel in Japan. Capricor will be responsible for the conduct of clinical development and regulatory approval in Japan, as may be required, as well as the manufacturing of deramiocel. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

The Company has evaluated the Japan Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s condensed consolidated balance sheets as of September 30, 2024.

Binding Term Sheet with Nippon Shinyaku (Territory: Europe)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. Upon execution of the definitive agreement, the Company will evaluate the terms in accordance with ASU 606, Revenue for Contracts from Customers. As of September 30, 2024, nothing has been recorded or received.

8.            RELATED PARTY TRANSACTIONS

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice. As of September 30, 2024 and December 31, 2023, $10,000 was recorded in accounts payable and accrued expenses related to this Consulting Agreement.

In January 2024, Capricor entered into a Consulting Agreement with Michael Kelliher, a member of its Board of Directors, related to business development services unrelated to his duties on behalf of the Board, whereby he was granted an option to purchase 30,000 shares of the Company's common stock.

Commercialization and Distribution Agreements

As noted above, Capricor is party to multiple commercialization and distribution agreements with Nippon Shinyaku, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “License and Distribution Agreements”). There are no outstanding payables or receivables as of September 30, 2024.

9.            SUBSEQUENT EVENTS

October 2024 Underwritten Public Offering

On October 16, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Piper Sandler and Oppenheimer as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue, in a public offering an aggregate of 5,073,800 shares of common stock, including the exercise in full of the underwriters’ option to purchase additional shares to cover over allotments, at a public offering price of $17.00 per share for total gross proceeds of approximately $86.3 million, before deducting underwriting commissions and other offering expenses payable by Capricor. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $5.5 million.

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

Since our inception, we have devoted substantial resources to developing deramiocel (also referred to as CAP-1002) and our other product candidates including our exosomes platform technology, developing our manufacturing processes, staffing our company and providing general and administrative support for these operations. We do not have any products approved for commercial sale. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of deramiocel for the treatment of DMD and our other product candidates. If successfully developed and approved, we intend and plan to commercialize deramiocel in the United States, Europe and Japan with our partner, Nippon Shinyaku Co., Ltd., a Japanese corporation (“Nippon Shinyaku”), and may enter into licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, or further distribution relationships, we expect that any revenue we generate will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Our core program is focused on the development and commercialization of a cell therapy technology (referred herein as deramiocel) comprised of cardiosphere-dervied cells (“CDCs”), which are a population of stromal cells isolated from donated cells of healthy human hearts, for the treatment of DMD. Deramiocel is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, pro-angiogenic and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC-exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches, which aim to restore dystrophin expression. DMD pathophysiology is driven by the impaired production of functional dystrophin which normally functions as a structural protein in muscle. The reduction of functional dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. In DMD patients, heart muscle cells progressively die and are replaced with scar tissue. This cardiomyopathy eventually leads to heart failure, which is currently the leading cause of death among those with DMD. The annual cost of care for patients with DMD is very high and increases with disease progression. There is no currently approved treatment for cardiomyopathy in DMD, therefore, we believe that DMD represents a significant market opportunity for our product candidate, deramiocel.

To date, we have completed multiple promising clinical trials investigating deramiocel for treatment of DMD. The results of our Phase 2, HOPE-2 study were published in The Lancet showing that the trial met its primary efficacy endpoint of the mid-level dimension of the Performance of the Upper Limb (“PUL”) v1.2 (p=0.01) and additional positive endpoints of full PUL v2.0 (p=0.04) and a cardiac endpoint of left ventricular ejection fraction (p=0.002). Deramiocel was generally safe and well-tolerated throughout the study.

Additionally, we are currently conducting an open label extension (“OLE”) study of the HOPE-2 trial in which 12 patients have elected to continue treatment of deramiocel. We recently presented three-year data showing a statistically significant benefit (+3.7 points, p< 0.001) in the PUL v2.0 total score when compared to an external comparator dataset of similar DMD patients. Data also showed improvements in multiple cardiac measures, including left ventricular ejection fraction, as well as indexed volumes (left ventricular end systolic volume and left ventricular end diastolic volume). Improvements as measured by cardiac MRI were observed at both the 24-month and 36-month timepoints. These are measures of cardiac function and are considered highly relevant in terms of predicting long-term outcomes. Deramiocel treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study.

In August 2024, we held a pre-BLA meeting with FDA, where we discussed our rolling BLA submission schedule, potential label expansion, plans for commercial manufacturing as well as other topics. Subsequent to this meeting, we held several additional meetings with FDA and announced our intent to file a Biologics License Application (“BLA”) based on existing cardiac data from the Phase 2 HOPE-2 and HOPE-2 OLE trials compared to patient-level natural history data to treat all patients diagnosed with DMD-cardiomyopathy. We initiated the BLA filing in October of 2024 and the full submission is expected to be completed by year end 2024. To support potential label expansion to treat DMD, we plan to provide clinical data on skeletal muscle myopathy by combining Cohorts A and B of the Phase 3 HOPE-3 clinical trial to serve as a post-approval study and do not intend to unblind Cohort A at this time, which was originally planned to occur in the fourth quarter of 2024. Furthermore, if necessary, the HOPE 3 study will also be supporting ex-U.S. marketing authorizations. Currently, we have initiated regulatory activities in Europe and Japan and will be working with the various health authorities to develop the most efficient path for regulatory approval of deramiocel in these regions.

The regulatory pathway for deramiocel in the U.S. is supported by RMAT designation as well as orphan drug designation. In addition, if Capricor were to receive FDA marketing approval for deramiocel for the treatment of DMD, Capricor would be eligible to receive a Priority Review Voucher (“PRV”) based on its previous receipt of a rare pediatric disease designation. Capricor retains full rights to the PRV, if received. Further, Capricor has entered into two Commercialization and Distribution Agreements with Nippon Shinyaku appointing Nippon Shinyaku as its exclusive distributor of deramiocel in the United States and Japan.

We continue to develop our engineered exosome technology using our proprietary StealthX™ platform focused on the areas of targeted therapeutics and vaccines to potentially treat and prevent a diverse array of diseases. Exosomes are membrane-bound extracellular vesicles that contain lipids, proteins and nucleic acids. They act as messengers to regulate the functions of neighboring or distant cells. Their size, low or null immunogenicity and ability to communicate in native cellular language potentially make them an exciting new class of therapeutic agents with the potential to expand our ability to address complex biological responses. Our StealthX™ platform is focused on developing precision-engineered exosomes that have the ability to deliver defined sets of effector molecules that exert their effects through defined mechanisms of action to the defined target. Our platform builds on advances in fundamental RNA and protein science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates. At this time, we are developing exosome-based vaccines and therapeutics for infectious diseases, monogenic diseases and other potential indications. Our current strategy is focused on securing partners who will provide capital and additional resources to enable us to bring this program into the clinic.

In the first quarter of 2024, we announced that we have been selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health, will conduct a Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval. Currently, our StealthX™ vaccine candidate is in the manufacturing phase with current plans to deliver it to NIAID in the first quarter of 2025. At this time, we are updating the Investigational New Drug Application (“IND”) we have previously submitted to the FDA for our StealthX™ vaccine, so that the NIAID IND can refer to it. Subject to FDA clearance, NIAID plans to initiate this trial in the first quarter of 2025 and we expect to have preliminary data available in the second quarter of 2025, subject to availability from NIAID. Furthermore, if NIAID finds that our StealthX™ vaccine meets its criteria for safety and efficacy, they may consider funding our program further into a Phase 2 study.

As of September 30, 2024, we had cash, cash equivalents, and marketable securities totaling approximately $85.0 million. Subsequent to September 30, 2024, the Company completed an underwritten public offering, pursuant to which we issued and sold an aggregate of 5,073,800 shares of common stock for gross proceeds of approximately $86.3 million. We believe that our existing cash balance will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities. Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $12.6 million and $6.4 million for the three months ended September 30, 2024 and 2023, respectively. Our net losses were approximately $33.4 million and $21.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $192.7 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our product candidates. Developing biological products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of deramiocel and our exosome technologies. As we proceed with the clinical development of deramiocel, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from public equity sales of securities and upfront payments pursuant to our Distribution Agreements with Nippon Shinyaku. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the US and in other territories across the world.

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three months ended September 30, 2024 and 2023 was approximately $2.3 million and $6.2 million, respectively. Clinical development income for the nine months ended September 30, 2024 and 2023 was approximately $11.1 million and $13.1 million, respectively. The Company currently recognizes $40.0 million in payments received from Nippon Shinyaku related to an Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”). Revenue is ratably recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical trial (Cohort A).

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Three months ended September 30,
	2024	2023	Change ($)	Change (%)
Compensation and other personnel expenses	$3,684,188	$2,726,092	$958,096	35%
Duchenne muscular dystrophy program (deramiocel)	5,430,428	5,616,093	(185,665)	(3)%
Exosomes platform research	842,952	549,022	293,930	54%
Facility expenses	755,373	379,969	375,404	99%
Stock-based compensation	777,045	481,974	295,071	61%
Depreciation	200,727	162,794	37,933	23%
Research and other	117,154	113,020	4,134	4%
Total research and development expenses	$11,807,867	$10,028,964	$1,778,903	18%

R&D expenses for the three months ended September 30, 2024 increased by approximately $1.8 million, or 18%, compared to the three months ended September 30, 2023. The increase was primarily driven by the following:

●	$1.0 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$0.3 million increase in research expenses related to our exosomes platform primarily related to our collaboration with NIAID;
●	$0.4 million increase in facility expenses primarily related to expanded leased space; and
●	$0.3 million increase in stock-based compensation expense primarily due to increases in headcount.

The increase was partially offset by an approximate $0.2 million decrease in DMD (deramiocel) program-related expenses.

	Nine months ended September 30,
	2024	2023	Change ($)	Change (%)
Compensation and other personnel expenses	$10,697,603	$7,419,586	$3,278,017	44%
Duchenne muscular dystrophy program (deramiocel)	16,674,567	14,325,922	2,348,645	16%
Exosomes platform research	2,518,052	1,566,963	951,089	61%
Facility expenses	1,982,886	1,033,799	949,087	92%
Stock-based compensation	2,617,244	1,372,985	1,244,259	91%
Depreciation	580,030	457,951	122,079	27%
Research and other	343,267	330,666	12,601	4%
Total research and development expenses	$35,413,649	$26,507,872	$8,905,777	34%

R&D expenses for the nine months ended September 30, 2024 increased by approximately $8.9 million, or 34%, compared to the nine months ended September 30, 2023. The increase was primarily driven by the following:

●	$3.3 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$2.3 million increase in DMD (deramiocel) program-related expenses primarily related to our HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and expanded manufacturing production efforts for deramiocel in preparation for potential commercial launch;
●	$1.0 million increase in research expenses related to our exosomes platform primarily related to our collaboration with NIAID;
●	$0.9 million increase in facility expenses primarily related to expanded leased space; and
●	$1.2 million increase in stock-based compensation expense primarily due to increases in headcount.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Three months ended September 30,
	2024	2023	Change ($)	Change (%)
Stock-based compensation	$1,274,238	$1,235,219	$39,019	3%
Compensation and other personnel expenses	1,049,146	845,332	203,814	24%
Professional services	506,525	489,732	16,793	3%
Facility expenses	79,978	67,076	12,902	19%
Depreciation	160,440	113,677	46,763	41%
Other corporate expenses	393,328	270,414	122,914	45%
Total general and administrative expenses	$3,463,655	$3,021,450	$442,205	15%

G&A expenses for the three months ended September 30, 2024 increased by approximately $0.4 million, or 15%, compared to the three months ended September 30, 2023. The increase was primarily driven by the following:

●	$0.2 million increase in compensation and other personnel expenses due to increases in headcount; and
●	$0.1 million increase in other corporate expenses.

	Nine months ended September 30,
	2024	2023	Change ($)	Change (%)
Stock-based compensation	$4,852,244	$4,157,704	$694,540	17%
Compensation and other personnel expenses	2,664,553	2,579,847	84,706	3%
Professional services	1,290,693	1,288,883	1,810	0%
Facility expenses	231,111	195,233	35,878	18%
Depreciation	469,479	303,324	166,155	55%
Other corporate expenses	1,085,228	853,681	231,547	27%
Total general and administrative expenses	$10,593,308	$9,378,672	$1,214,636	13%

G&A expenses for the nine months ended September 30, 2024 increased by approximately $1.2 million, or 13%, compared to the nine months ended September 30, 2023. The increase was primarily driven by the following:

●	$0.7 million increase in stock-based compensation expense primarily due to increases in headcount;
●	$0.1 million increase in compensation and other personnel expenses related to increases in headcount:
●	$0.2 million increase in depreciation primarily related to leasehold improvements of our San Diego headquarters; and
●	$0.2 million increase in other corporate expenses.

Other Income

Investment Income. Investment income for both the three months ended September 30, 2024 and 2023 was approximately $0.5 million. Investment income for the nine months ended September 30, 2024 and 2023 was approximately $1.5 million and approximately $1.3 million, respectively. The increase in investment income for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 is due to increased interest rates and the higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

Deramiocel for the treatment of DMD – We are currently conducting our HOPE-3, Phase 3 study for DMD and our ongoing OLE study of the HOPE-2 trial for which we expect to spend approximately $30.0 million to $35.0 million in 2024. The expenses for our DMD program will include costs for personnel, clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing if our deramiocel product is approved.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2024 and December 31, 2023 and our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2024 and 2023 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands.

Liquidity and capital resources	September 30, 2024	December 31, 2023
Cash and cash equivalents	$68,377	$14,695
Marketable securities	$16,651	$24,793
Working capital	$65,348	$19,586
Stockholders’ equity	$68,265	$22,601

	Nine months ended September 30,
Cash flow data	2024	2023
Cash provided by (used in):
Operating activities	$(25,199)	$(14,003)
Investing activities	7,198	10,971
Financing activities	71,684	2,413
Net increase (decrease) in cash and cash equivalents	$53,683	$(619)

Our total cash, cash equivalents and marketable securities as of September 30, 2024 were approximately $85.0 million compared to approximately $39.5 million as of December 31, 2023. The increase in cash, cash equivalents and marketable securities from December 31, 2023 to September 30, 2024 is primarily due to equity financings through our at-the-market offering and $15.0 million private placement with Nippon Shinyaku. As of September 30, 2024, we had approximately $24.7 million in total liabilities, of which approximately $13.1 million relates to deferred revenue, and approximately $65.3 million in net working capital.

Cash used in operating activities was approximately $25.2 million and approximately $14.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of approximately $11.2 million in cash used in operating activities is due to approximately $11.8 million increase in net loss for the nine months ended September 30, 2024 as compared to the same period in 2023. Furthermore, there was an increase of approximately $1.9 million in stock-based compensation and a decrease of approximately $1.6 million in accounts payable and accrued expenses for the nine months ended September 30, 2024 as compared to the same period in 2023. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow provided by investing activities of approximately $7.2 million and approximately $11.0 million for the nine months ended September 30, 2024, and 2023, respectively. The change in investing activities for the nine months ended September 30, 2024 as compared to the same period of 2023 is due to the net effect from purchases, sales and maturities of marketable securities and the decrease of approximately $0.4 million in leasehold improvements.

We had cash flow provided by financing activities of approximately $71.7 million and approximately $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is due to the net proceeds from the sale of common stock under our at-the-market program and Nippon Shinyaku private placement.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our clinical and research activities;
●	the number and scope of our clinical and research programs;
●	the progress and success of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our ability to successfully manufacture product for our clinical trials and potential commercial use;
●	the availability of materials necessary to manufacture our product candidates;
●	the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements, if necessary;
●	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
●	additional costs associated with maintaining licenses and insurance;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of obtaining marketing approval both in the United States and in countries outside of the United States.

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

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the clinical development and manufacturing of deramiocel. Nippon Shinyaku and NS Pharma, Inc. (its wholly-owned U.S. subsidiary) will be responsible for the distribution of deramiocel in the United States. Pursuant to the U.S Distribution Agreement, Capricor received an upfront payment of $30.0 million in 2022. The first milestone payment of $10.0 million was paid upon completion of the interim futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. Capricor received this milestone payment from Nippon Shinyaku in January 2024. Additionally, there are potential milestones totaling up to $90.0 million leading up to and including the BLA approval. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of deramiocel of up to $605.0 million.

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

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12.0 million in the first quarter of 2023 and in addition, Capricor will potentially receive additional development and sales-based milestone payments of up to approximately $89.0 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of deramiocel in Japan. Capricor will be responsible for the conduct of clinical development and regulatory approval in Japan, as may be required, as well as the manufacturing of deramiocel. Subject to regulatory approval, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

Binding Term Sheet with Nippon Shinyaku (Territory: Europe)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million.

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

ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement,”), with H.C. Wainwright & Co. LLC (“Wainwright”), under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales agent. The Sales Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission (the “SEC”), on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through October 1, 2024, the Company sold an aggregate of 9,228,383 shares of common stock under the ATM Program at an average price of approximately $8.13 per share for gross proceeds of approximately $75.0 million which represents all amounts that were available to be sold. Effective October 1, 2024, the ATM Program was closed and terminated. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees, in the aggregate amount of approximately $2.4 million.

September 2024 Private Placement

On September 16, 2024, the Company entered into Subscription Agreement with Nippon Shinyaku  pursuant to which the Company agreed to issue and sell to Nippon Shinyaku in a private placement (the “Private Placement”), an aggregate of 2,798,507 shares of the common stock of the Company at a price per Share of $5.36, which was issued at a 20% premium to the 60-day VWAP, for an aggregate purchase price of approximately $15.0 million. The Subscription Agreement also includes lock-up provisions restricting Nippon Shinyaku from selling or otherwise disposing of shares of Common Stock until the six-month anniversary of the Closing Date.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement with Nippon Shinyaku on September 16, 2024 (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company has filed with the SEC a registration statement to register for resale the shares sold in the Private Placement, which registration statement was declared effective on November 8, 2024.

October 2024 Underwritten Public Offering

On October 16, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Piper Sandler and Oppenheimer as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue, in a public offering an aggregate of 5,073,800 shares of common stock, including the exercise in full of the underwriters’ option to purchase additional shares to cover over allotments, at a public offering price of $17.00 per share for total gross proceeds of approximately $86.3 million, before deducting underwriting commissions and other offering expenses payable by Capricor. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $5.5 million.

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

In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received. As of September 30, 2024, Capricor’s liability balance for the CIRM Award was approximately $3.4 million.

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

Research and Development Expenses and Accruals

R&D expenses consist primarily of salaries and related personnel costs, supplies, clinical trial costs, patient treatment costs, rent for laboratories and manufacturing facilities, consulting fees, costs of personnel and supplies for manufacturing, costs of service providers for preclinical, clinical, manufacturing and commercial activities, and certain legal expenses resulting from intellectual property prosecution, stock compensation expense and other expenses relating to the design, development, testing and enhancement of our product candidates. Except for certain capitalized intangible assets, R&D costs are expensed as incurred.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2024, the fair value of our cash, cash equivalents and marketable securities was approximately $85.0 million. Additionally, as of September 30, 2024, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds which included short-term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2024).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.6	Certificate of Amendment of the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020).

10.1	Term Sheet for Distribution of Deramiocel (CAP-1002) in Europe, by and between the Company and Nippon Shinyaku Co., Ltd.*+

10.2

Subscription Agreement, dated September 16, 2024, by and between the Company and Nippon Shinyaku Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2024).

10.3

Registration Rights Agreement, dated September 16, 2024, by and between the Company and Nippon Shinyaku Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2024).

10.4

Letter of Intent, dated September 16, 2024, by and between the Company and Nippon Shinyaku Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2024).

10.5

Underwriting Agreement, dated October 16, 2024, by and among the Company, Piper Sandler & Co. and Oppenheimer & Co. Inc.  (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2024).

10.6	Seventh Amendment to Facilities Lease, dated as of September 26, 2023, by and between Capricor, Inc. and Cedars-Sinai Medical Center.*

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

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

CAPRICOR THERAPEUTICS, INC.

Date: November 14, 2024	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)