Form 10-K
period 2024-12-31
CAPRICOR THERAPEUTICS, INC.
filed 2025-03-26
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $140,049,986, based on the last reported sale of the registrant’s common stock on The Nasdaq Capital Market on June 28, 2024 of $4.77 per share.

As of March 24, 2025, there were 45,676,202 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

References to “the Company,” “Capricor Therapeutics,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Capricor Therapeutics, Inc., a Delaware corporation, and its subsidiaries, unless the context indicates otherwise. References to “Capricor” in this Annual Report on Form 10-K refer to our wholly owned subsidiary, Capricor, Inc., unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “potential,” “projects,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements about the development of our product candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates; expectation of or dates for commencement of clinical trials; timing of study or trial results; manufacturing capabilities, investigational new drug filings, similar plans or projections; the regulatory approval of our drug candidates and dates for regulatory meetings; our ability to achieve product milestones and to receive milestone payments from commercial partners; our use of clinical research centers, third-party manufacturers and other contractors; our ability to find collaborative partners for research, development and commercialization of potential products; our ability to enter into definitive agreements with third parties for the distribution of our product candidates; our or a designated third-party’s ability to manufacture products for clinical and commercial use; our ability to protect our patents and other intellectual property; our ability to market any of our products; our projected operating losses and ability to operate as a going concern; the impact of taxes on our business, including our ability to utilize net operating losses; our ability to compete against other companies and research institutions; the potential impact of reductions in force of governmental authorities who regulate our industry and of government agencies who may provide funding for, and may sponsor clinical trials using, our product and vaccine candidates; the effect of potential strategic transactions on our business; acceptance of our products by doctors, patients or payors and the potential level and availability of reimbursement for our product candidates; our ability to attract and retain key personnel; the volatility of our stock price; our ability to continue as a going concern; and other risks and uncertainties detailed in the section of this Annual Report on Form 10-K entitled “Risk Factors”. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K.

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

The following discussion should be read together with our consolidated financial statements and related consolidated notes contained in this Annual Report on Form 10-K. Results for the year ended December 31, 2024 are not necessarily indicative of results that may be attained in the future.

PART I

ITEM 1. BUSINESS

Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”), a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs. Since our inception, we have devoted substantial resources to developing deramiocel and our other product candidates including our exosomes platform technology, developing our manufacturing processes, staffing our company and providing general and administrative support for these operations. We do not have any products approved for commercial sale. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of deramiocel for the treatment of DMD and our other product candidates. If successfully developed and approved, we intend and plan to commercialize deramiocel in the United States and Japan with our partner, Nippon Shinyaku Co., Ltd., a Japanese corporation (“Nippon Shinyaku”). Capricor may enter into licensing agreements or strategic collaborations in other markets.

Technology and Platforms

Cell Therapy Platform (Deramiocel)

Our core program is focused on the development and commercialization of a cell therapy technology (referred to herein as deramiocel) comprised of cardiosphere-derived cells (“CDCs”), which are a rare population of cardiac cells isolated from donated cells of healthy human hearts, for the treatment of DMD. Deramiocel is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, pro-angiogenic and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC-exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches, which aim to restore dystrophin expression. DMD pathophysiology is driven by the impaired production of functional dystrophin which normally functions as a structural protein in muscle. The reduction of functional dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. In DMD patients, heart muscle cells progressively die and are replaced with scar tissue. This cardiomyopathy eventually leads to heart failure, which is currently the leading cause of death among those with DMD. The annual cost of care for patients with DMD is very high and increases with disease progression. There is no currently approved treatment for DMD-cardiomyopathy, therefore, we believe that DMD represents a significant market opportunity for our product candidate, deramiocel.

Exosomes Platform (StealthXTM)

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

Objectives and Business Strategy

We believe that our cell therapy and exosome-based platforms can be used to develop novel therapeutics to treat a broad range of diseases. We intend to leverage our technology, collaborations and resources to develop therapeutics for diseases with high unmet needs. In pursuit of this objective, we intend to focus on the following activities:

●	continuing the development of our deramiocel program for the treatment of DMD in preparation for potential commercialization, which includes streamlining our manufacturing capabilities, furthering our commercial capabilities and securing additional partners in other markets around the world for the potential launch in the U.S., Japan, Europe and in other select territories, subject to rights of Nippon Shinyaku as our exclusive distributor for DMD in the U.S. and Japan;
●	exploring further product expansion opportunities for deramiocel outside of DMD;
●	advancing our exosome technology for therapeutic development, focused on internal research, strategic partnerships and collaborations; and
●	opportunistically evaluating strategic collaborations to accelerate development and commercialization timelines as well as potentially expand our pipeline within our core therapeutic areas.

Our History

Capricor, Inc., a wholly-owned subsidiary of Capricor Therapeutics, was founded in 2005 as a Delaware corporation based on the innovative work of its founder, Eduardo Marbán, M.D., Ph.D. Our core cell therapy technology was first identified in the academic laboratory of Dr. Eduardo Marbán while he was Chief of Cardiology at JHU. Since their initial publication in 2007, CDCs have been the subject of over 200 peer-reviewed scientific publications and have been administered to over 250 human subjects across several clinical trials. We began to explore the therapeutic potential of exosomes as we learned that CDCs mediate most of their therapeutic activities through the secretion of exosomes.

We have assembled a scientific advisory board with cardiology and neurology experts, including DMD specialists. Our advisors include clinicians and researchers who are experts on DMD’s cardiac and skeletal aspects. Moreover, some of our advisors lead clinical units at some of the leading DMD centers in the United States and are actively involved in our drug development process and programs.

Capricor became public after the completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), in 2013, where Capricor became a wholly-owned subsidiary of Nile and Nile formally changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics was listed on the Nasdaq Capital Market shortly thereafter and currently trades under the symbol “CAPR”. Capricor Therapeutics and Capricor have together raised approximately $300 million in equity capital (both privately and publicly) as well as approximately $100 million in non-dilutive funding from our collaboration partners including Nippon Shinyaku Co. Ltd., a Japanese corporation (“Nippon Shinyaku”), as well as government sources such as the NIH and the California Institute for Regenerative Medicine (“CIRM”).

Core Therapeutic Areas

Duchenne muscular dystrophy (DMD): DMD is a rare, monogenic, X-linked muscle disease with mortality at a median age of approximately 30 years. There is no cure for DMD, and for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. It is estimated that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is estimated to be approximately 15,000 to 20,000 in the United States. DMD pathophysiology is driven by the impaired production of functional dystrophin, which normally functions as a structural protein in muscle. The reduction of functional dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. Due to reduced functional dystrophin protein, affected individuals generally experience the following symptoms, although disease severity and life expectancy vary:

●	muscle damage characterized by inflammation and fibrosis beginning at an early age;
●	muscle weakness and progressive loss of muscle function beginning in the first few years of life;
●	decline of ambulation and respiratory function after the age of seven;
●	total loss of ambulation in the pre-teenage or early teenage years;
●	progressive loss of upper extremity function during mid- to late-teens; and
●	respiratory and/or cardiac failure, resulting in death before the age of 30 with cardiomyopathy leading to heart failure, which is currently the leading cause of death among those with DMD.

Glucocorticoid treatment, the current standard of care, has been shown to improve muscle strength temporarily, prolong the period of ambulation and slow the progression of DMD. However, glucocorticoid use is associated with well-known adverse side effects, including: severe weight gain, stunted growth, weakening of bone structure (osteoporosis) and metabolic dysfunctions, among others. Despite recent therapeutic advances, DMD represents a significant societal and economic burden. The annual cost of care for patients with DMD is very high and increases with disease progression.  The economic burden includes costs associated with hospital admissions, medications, frequent doctor visits, assistive devices, as well as indirect costs related to productivity losses for caregivers and costs due to pain, anxiety, social handicap as well as end-of-life care expenses. While there are many clinical initiatives in DMD, Capricor’s program is one of the very few to focus on predominantly older patients. These boys and young men are looking to slow the progression of cardiac and skeletal muscle function. We therefore believe that DMD represents a significant market opportunity for our product candidate, deramiocel.

SARS-CoV-2: Coronaviruses are a large family of viruses that can cause illness in animals or humans. In humans, several known coronaviruses cause respiratory infections. These coronaviruses range from the common cold to more severe diseases such as severe acute respiratory syndrome (“SARS”), Middle East respiratory syndrome (“MERS”) and COVID-19. SARS-CoV-2 is the novel coronavirus first identified in humans in 2019 and is the cause of COVID-19. The risk of mortality increases with age and the risk of severe disease and mortality increases for persons with certain pre-existing diseases or comorbid conditions (e.g. cardiovascular disease, diabetes, chronic lung disease, obesity). Since late 2021, infections have been dominated by subvariants of the Omicron strain especially the XEC variant, which continue to displace previous circulating strains by evading immunity and spreading more efficiently resulting in an increased risk of breakthrough infection among the vaccinated. As the world pivots from the kinds of responses needed during the COVID-19 pandemic, vulnerable populations need a vaccine strategy to provide protective durable immunity against current and emerging variants of SARS-CoV-2 to reduce the infection and disease burden for both the public and health care systems globally. We therefore believe that SARS-CoV-2 represents a potential market opportunity for our exosome-based vaccine program. Our strategy is focused on securing partnerships to provide the necessary resources and capital to bring our exosome-based vaccine into clinical development.

Our Pipeline – Key Programs

Deramiocel: Duchenne Muscular Dystrophy Program: Deramiocel is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, pro-angiogenic and anti-fibrotic actions of CDCs, with the goal of improving cardiac and skeletal muscle function in patients with DMD.

Biologics License Application (“BLA”): In the third quarter of 2024, we held a pre-BLA meeting with FDA where we discussed our rolling BLA submission schedule, potential label expansion, plans for commercial manufacturing as well as other topics. Subsequent to this meeting, we held several additional meetings with FDA and announced our intent to file a BLA based on existing cardiac data from our Phase 2 HOPE-2 and HOPE-2 OLE trials compared to patient-level natural history data. We completed the full submission of the BLA in December 2024 and in the first quarter of 2025, we were informed by the FDA, they have accepted for review our BLA seeking full approval for deramiocel as a treatment for patients diagnosed with DMD cardiomyopathy. Additionally, the FDA granted the BLA Priority Review with a Prescription Drug User Fee Act (“PDUFA”) target action date of August 31, 2025. The FDA also informed us that they have not yet decided whether an Advisory Committee meeting is needed in relation to our application.

Phase 3 (HOPE-3) Clinical Trial: HOPE-3 is a Phase 3, multi-center, randomized, double-blind, placebo-controlled clinical trial comprised of two cohorts evaluating the safety and efficacy of deramiocel in participants with DMD and impaired skeletal muscle function who are on a stable regimen of systemic glucocorticoids. Non-ambulatory and ambulatory boys who meet eligibility criteria are randomly assigned to receive either deramiocel or placebo every 3 months for a total of 4 doses during the first 12-months of the study. Approximately 105 eligible study subjects are currently enrolled in the dual-cohort study (comprised of Cohorts A and B). Cohort A uses product manufactured at our Los Angeles facility and Cohort B uses product manufactured at our San Diego facility. Subjects are randomized to either deramiocel or placebo in a 1:1 ratio. In the fourth quarter of 2023, we announced a positive outcome of the futility analysis for Cohort A of HOPE-3, which was reviewed by the Data Safety Monitoring Board (“DSMB”). This resulted in a favorable recommendation to continue the HOPE-3 trial as planned.

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

To support potential label expansion to treat DMD, we plan to provide clinical data on skeletal muscle myopathy by combining Cohorts A and B of the HOPE-3 clinical trial to serve as a post-approval study. Furthermore, if necessary, the HOPE-3 study will also be supporting ex-U.S. marketing authorizations. Currently, we have initiated regulatory activities in Europe and Japan and will be working with the various health authorities to develop the most efficient path for regulatory approval of deramiocel in these regions.

Phase 2 HOPE-2 Clinical Trial: HOPE-2 was a randomized, double-blind, placebo-controlled clinical trial conducted at multiple sites in the United States and was completed in 2021. The clinical trial was designed to evaluate the safety and efficacy of repeated, intravenous doses of deramiocel, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status. Approximately 90% of the patients in the study were non-ambulant and all patients were on a stable regimen of steroids. Demographic and baseline characteristics were similar between the two treatment groups. The final one-year results from HOPE-2 were published in The Lancet in March 2022, showing that the trial met its primary efficacy endpoint of the mid-level dimension of the PUL v1.2 (p=0.01) and additional positive endpoints of full PUL v2.0 (p=0.04). Left ventricular ejection fraction (LVEF), a global measure of cardiac pump function, decreased in the placebo group over time, but improved in the deramiocel group, showing a 107% slowing of the progression of cardiac disease (p=0.002). Additionally, the data suggested global improvements in cardiac function as measured by indexed volumes (LVESV, LVEDV). These are surrogate measures of cardiac function and are considered significant in relevance to long-term outcomes. Furthermore, the data showed a reduction in the biomarker CK-MB, an enzyme that is only released when there is cardiac muscle cell damage. In normal human subjects, there is typically no CK-MB measurable in the blood. It is well accepted that continuous muscle cell damage in DMD leads to pathologically high enzyme levels associated with cardiac muscle cell loss. To our knowledge, this is the first clinical study in DMD that correlates cardiac functional stabilization with a reduction of a biomarker of cell damage.  With the exception of steroids, preservation of function in DMD is uncommon. The results of the placebo patients were consistent with natural history, but in the treated group, most patients were stable or improved on these endpoints throughout the one-year treatment period. Deramiocel was generally safe and well tolerated throughout the study. With the exception of hypersensitivity reactions early in the clinical trial, which were mitigated with a common pre-medication regimen, there were no serious safety signals identified by the HOPE-2 DSMB.

HOPE-2 Study Results - 12-Month Efficacy Data

12-Month Difference in Change from Baseline†
	Δ, deramiocel vs. Placebo
	(n=8, n=12)	p-value
Skeletal-Muscle (Upper Limb Function)
Mid-level PUL (v1.2)*	2.6	0.01
Shoulder + Mid + Distal PUL (v1.2)	3.2	0.02
Shoulder + Mid + Distal PUL (v2.0)	1.8	0.04

Cardiac Function
LV Ejection Fraction %*	4.0	0.002
LV End-Diastolic Volume, Indexed mL/m2	-12.4‡	0.03
LV End-Systolic Volume, Indexed mL/m2	-4.2‡	0.01
Creatine Kinase-MB (% of total CK)	-2.2‡	0.02

ITT (intent to treat) population shown

†Non-parametric mixed model repeated measures analysis with percentile ranked baseline, treatment, visit, visit-by-treatment interaction, PUL entry-item score at stratification, and site as model effects. Percentile ranked change from baseline converted back to original scale

‡Negative value favors deramiocel

*Graphed figures below

PUL v1.2 mid-level dimension (1)

Left ventricular ejection fraction % (LVEF) (1)

(1)	Images from HOPE-2 Lancet Publication (March 2022)

Phase 2 HOPE-2-Open Label Extension (“OLE”) Clinical Trial: We are currently conducting an OLE clinical trial available to all patients who participated in the HOPE-2 study which includes those patients who received placebo. 12 patients elected to continue treatment. Data from the study suggests disease modification with statistically significant differences in the PUL v2.0 scale in the deramiocel original treatment group when compared to the original placebo group from HOPE-2. The HOPE-2-OLE study previously met its primary endpoint at the one-year timepoint on the PUL v2.0 scale. The study remains ongoing and the three-year data demonstrated improvements in multiple measures of cardiac function, including left ventricular ejection fraction (LVEF), as well as indexed volumes, which are considered highly relevant in terms of predicting long-term cardiac outcomes. In order to evaluate the relevance of the data to disease progression as well as the chronic and progressive nature of DMD where cardiac function can decline year over year, a natural history data set was used to compare the trajectory of those treated with deramiocel to standard of care.  In addition to the cardiac data, patients demonstrated a statistically and clinically relevant benefit in the PUL v2.0 total score when compared to an external comparator dataset of similar DMD patients. Deramiocel treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study.

Left ventricular ejection fraction % (LVEF) compared to external comparator(2)

End-Systolic Volumes, indexed compared to external comparator(2)

PUL v2.0 Total Score compared to external comparator(2)

(2)Images from HOPE-2 OLE

Phase I/II HOPE-Duchenne Clinical Trial: HOPE-Duchenne was a randomized, controlled, multi-center Phase I/II clinical trial which was designed to evaluate the safety and exploratory efficacy of deramiocel in patients with cardiomyopathy associated with DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either deramiocel on top of usual care or usual care only. In patients receiving deramiocel, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients were observed over the course of 12 months. Efficacy was evaluated according to several exploratory outcome measures. This study was funded in part through a grant award from CIRM. In 2019, this study was published in Neurology, the medical journal of the American Academy of Neurology. As shoulder function had already been lost in most of the HOPE-Duchenne participants, investigators used the combined mid-distal PUL subscales to assess changes in skeletal muscle function and found significant improvement in those treated with deramiocel in a defined post-hoc analysis. Additionally, we reported improvements in systolic thickening of the left ventricular wall as well as reduction in scarring of the heart muscle among those treated with deramiocel relative to the control group. Deramiocel was generally safe and well-tolerated in the HOPE-Duchenne trial. There was no significant difference in the incidences of treatment-emergent adverse events in either group. There were no early study discontinuations due to adverse events.

StealthX™ Exosome Platform: Our StealthX™ exosome platform program consists of engineered exosomes for vaccine and therapeutic development.

Exosome Platform: Engineered Exosome-Based Vaccines: The StealthX™ vaccine is a proprietary vaccine developed internally by Capricor utilizing exosomes that were engineered to express either spike or nucleocapsid proteins on the surface. Preclinical results from murine and rabbit models published in the peer-reviewed journal, Microbiology Spectrum, showed the StealthX™ vaccine resulted in robust antibody production, potent neutralizing antibodies, a strong T-cell response and a favorable safety profile. These effects were obtained with administration of only nanogram amounts of protein and without adjuvant or synthetic lipid nanoparticles. Exosomes offer a new antigen delivery system that could potentially be utilized to rapidly generate multivalent protein-based vaccines. In 2024, we were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, will conduct a Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval. At this time, manufacturing is underway for our StealthX™ vaccine and we have submitted an Investigational New Drug Application (“IND”) to the FDA, which is currently under review. At this time, NIAID is planning for regulatory approval in the second quarter of 2025 with the clinical study initiated soon thereafter. NIAID's Division of Microbiology and Infectious Diseases (“DMID”) would oversee the study. If NIAID finds that our StealthX™ vaccine meets its criteria for safety and efficacy, they may consider our program for a funded Phase 2.

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

These programs represent our core technology and products.

The following table summarizes our active product development programs:

Product Candidate	Indication	Development Stage	Distributor/Partner/Collaborator
Deramiocel (allogeneic CDCs)	Duchenne muscular dystrophy – Cardiomyopathy*	BLA accepted for priority review; PDUFA: August 31, 2025	Nippon Shinyaku Co., Ltd. (U.S. and Japan rights)
Exosome protein-based vaccine (multivalent design)	SARS-CoV-2	IND submitted	Collaboration with National Institute of Allergy and Infectious Diseases
Engineered Exosomes (RNA, protein and small molecule delivery)	Evaluating	Preclinical

* The FDA has granted orphan drug, Regenerative Medicine Advanced Therapy, and Rare Pediatric Disease designations to deramiocel for the treatment of DMD.

Manufacturing, Supply and Distribution

We have developed proprietary Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that allow manufacturing and testing of our product candidates to support both clinical development as well as potential commercialization. Manufacturing of biological products is subject to extensive regulations that impose procedural and documentation requirements. These regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. We continue to enhance, refine and optimize our manufacturing processes. We are required to obtain and maintain certain other licenses in connection with our manufacturing facilities and activities. At this time, we have Drug Manufacturing and Tissue Bank Licenses issued from the State of California for both our San Diego and CSMC facilities.

We currently maintain two manufacturing facilities for the production of deramiocel. Our primary manufacturing facility is located in San Diego, California within our corporate headquarters. This facility was designed to be compliant with U.S. and European Medicines Agency (“EMA”) as well as Good Manufacturing Practice (“GMP”) standards. We are preparing for potential commercial launch, subject to FDA approval, from this facility. It is to be determined whether the FDA will ultimately approve commercial manufacturing at this facility. We recently entered into an amendment to our lease adding an additional approximate 22,000 square feet of space for continued manufacturing expansion. We plan to build additional cleanrooms in this expanded space suitable for commercial manufacturing, subject to FDA approval. Our second manufacturing facility is located within our laboratory, research and manufacturing facilities at CSMC in Los Angeles, California pursuant to a Facilities Lease. In that portion of the leased premises where we manufacture deramiocel, we believe that we follow current good manufacturing practices to the extent that they are applicable to the stage of our clinical programs, although our facility at CSMC is not current Good Manufacturing Practices (“cGMP”) qualified for commercial manufacturing.

We currently manufacture our exosome-based vaccine to support our collaboration with NIAID in a short-term leased facility located in Vista, California.

Manufacturing Process for Deramiocel

The manufacturing process for deramiocel begins with material from an entire heart from a donor that was collected from an organ procurement organization (“OPO”). This tissue is then taken to the lab where the cells are isolated, expanded, and processed through a series of proprietary unit operations. After expanding, processing, release testing and quality review, the deramiocel product becomes available for administration to patients. Deramiocel is cryo-preserved, enabling us to produce large lots that can be frozen and then administered to patients as needed.

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

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the clinical development and manufacturing of deramiocel. Nippon Shinyaku and NS Pharma, Inc. (its wholly-owned U.S. subsidiary) will be responsible for the distribution of deramiocel in the United States. Pursuant to the U.S. Distribution Agreement, Capricor received an upfront payment of $30.0 million in 2022. The first milestone payment of $10.0 million was paid upon completion of the futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. The second milestone payment of $10.0 million was triggered in December 2024 upon submission of the BLA to the FDA seeking marketing approval of deramiocel in the United States. Additionally, there is another potential milestone of $80.0 million due to Capricor upon receipt of marketing approval. The foregoing milestones are considered development milestones under the terms of the U.S. Distribution Agreement. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of deramiocel of up to $605.0 million. Subject to regulatory approval, Capricor will have the right to receive a share of product revenue which falls between 30 and 50 percent.

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

Binding Term Sheet with Nippon Shinyaku (Territory: European Region)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. At this time, Capricor and Nippon Shinyaku have entered into various amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties shall negotiate the definitive agreement to April 30, 2025.

Collaboration Agreement with NIH

In 2023, we were notified by the NIH that we had been selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, will conduct a Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval. NIAID's DMID will oversee the study. Under the terms of the collaboration, Capricor will be responsible for supplying investigational product for the trial.

Intellectual Property Rights for Capricor’s Technology - Deramiocel and Exosomes

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

The Rome License Agreement will, unless extended or sooner terminated, remain in effect until the later of the last claim of any patent or until any patent application comprising licensed patent rights has expired or been abandoned. Under the terms of the Rome License Agreement, either party may terminate the agreement should the other party become insolvent or file a petition in bankruptcy. Either party may terminate the agreement upon the other party’s material breach, provided that the breaching party will have up to 90 days to cure its material breach. Capricor may also terminate the Rome License Agreement for any reason upon 90 days’ written notice to the University of Rome.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the FDA. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In March 2022, Capricor paid the $250,000 development milestone related to the Phase 2 study pursuant to the terms of the JHU License Agreement. Capricor’s next milestone payments will be triggered, if at all, upon a successful completion of a full Phase 3 study, for which a payment of $500,000 will be due, and upon receipt of a full FDA market approval for which a payment of $1,000,000 will be due.

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

Cell Line License Agreement with Life Technologies

On March 7, 2022, Capricor entered into a non-exclusive cell line license agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific, Inc., for the supply of certain cells which we are utilizing in connection with the development of our exosomes platform. An initial license fee payment was made in 2022 and additional milestone fees may become due based on the progress of our development program.

Patents and Proprietary Rights

Our goal is to obtain, maintain and enforce patent rights for our products, formulations, manufacturing processes, methods of use and other proprietary technologies, preserve our trade secrets, and operate without knowingly infringing on the valid and enforceable proprietary rights of other parties, both in the United States and abroad. Our policy is to actively seek to obtain, where appropriate, the broadest and focused intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. Even patent protection, however, may not always afford us with complete protection against competitors who seek to circumvent our patents. If we fail to adequately protect or enforce our intellectual property rights or secure rights to own or otherwise use the patents of others, the value of our intellectual property rights would diminish. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure and use of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions relevant to our technologies and important to our business.

The development of complex biotechnology products such as ours typically includes the early discovery of a technology platform – often in an academic institution – followed by increasingly focused development around a product opportunity, including identification and definition of a specific product candidate and development of manufacturing processes, formulations, patient selection and treatment regimens, and delivery and dosage regimens. As a result, biotechnology products are often protected by several families of patent filings that are made at different times in the development cycle and cover different aspects of the product. Earlier filed broad patent applications directed to the discovery of the platform technology thus usually expire ahead of patents covering later developments such as manufacturing processes, specific formulations, additional indications and dosing regimens. Patent expirations on products may therefore span several years and vary from country to country based on the scope of available coverage. Our patents, or patent applications, if issued and upon payment of patent maintenance fees, would expire as early as 2025 and as late as 2045 or beyond depending on any patent term adjustment or patent term extension. There are also limited opportunities to obtain extensions of patent terms in certain countries. The earlier expiring patents are generally directed to precursor cell populations or early non-DMD indications and administration methods. We have patents directed to deramiocel for the treatment of DMD that expire in 2038 unless otherwise extended under the Hatch-Waxman Act. We continue to file patents on processes, indications, dosage forms and formulations directed to extend the patent portfolio related to deramiocel and our exosome technologies as our technology progresses.

Our product candidates and our technologies are primarily protected by composition of matter and process (methods of use and methods of making) patents and patent applications as well as trade secrets. As of the date of this filing, we have 149 granted patents and pending patent applications covering processes and compositions of matter related to the CDC (deramiocel) technology as well as processes and compositions of matter related to exosome technologies.

Regulatory Designations

Regulatory Designations for deramiocel for the treatment of DMD

In 2015, the FDA granted orphan drug designation to deramiocel for the treatment of DMD. Orphan drug designation is granted by the FDA’s Office of Orphan Drug Products to drugs intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States or a disease or condition that affects more than 200,000 people in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. This designation confers special incentives to the drug developer, including tax credits on the clinical development costs and prescription drug user fee waivers and may allow for a seven-year period of market exclusivity in the United States upon FDA approval.

In 2017, the FDA granted Rare Pediatric Disease Designation to deramiocel for the treatment of DMD. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and that affects fewer than 200,000 individuals in the United States, or a disease or condition that affects more than 200,000 people in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Under the FDA's Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying New Drug Application (“NDA”) or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times. If Capricor were to receive market approval for deramiocel by the FDA, Capricor would be eligible to receive a Priority Review Voucher based on its designation as a rare pediatric disease.

In 2018, we were granted the Regenerative Medicine Advanced Therapy (“RMAT”) designation for deramiocel for the treatment of DMD. The FDA grants the RMAT designation to regenerative medicine therapies intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates a potential to address unmet medical needs for that condition. The RMAT designation makes therapies eligible for the same actions to expedite the development and review of a marketing application that are available to drugs that receive fast track or breakthrough therapy designation – including increased meeting opportunities, early interactions to discuss any potential surrogate or intermediate endpoints and the potential to support accelerated approval. Deramiocel is one of the few therapies currently in development to help late-stage patients with DMD. To receive the RMAT designation, we submitted data from the HOPE-Duchenne clinical trial.

Trademarks

Our trademarks are generally filed to protect our corporate brand, our products and our platform technologies. We typically file trademark applications and pursue their registration in the U.S., Europe and other markets in which we anticipate using such trademarks. We are the owner of several common law, and federal trademark registrations or applications in the U.S. including, but not limited to, Capricor®, Capricor Therapeutics, StealthX™, and the Capricor

logo. Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

Research and Development

Our ongoing research and development activities primarily concern deramiocel and exosomes and are focused on the characterization of their composition and actions, the evaluation of their therapeutic potential in selected disease settings, the development of next generation product candidates, and the identification of new technologies and indications.

Competition

We are engaged in fields that are characterized by extensive worldwide research and competition by pharmaceutical companies, medical device companies, specialized biotechnology companies, hospitals, physicians, academic institutions, government agencies and research organizations both in the United States and abroad. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of DMD, which includes competitors both in the United States and internationally. With deramiocel, we expect to face competition from existing products and products in development.  In addition, at this time, there are four FDA conditionally approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are phosphorodiamidate Morpholino oligomers (PMOs) approved for the treatment of DMD patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku through its U.S. subsidiary, NS Pharma, Inc. Currently, Sarepta’s microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec) is approved for the treatment of ambulant individuals with Duchenne who are at least 4 years of age and conditionally approved for non-ambulant individuals with Duchenne. There are multiple other companies focused on developing genetic based therapies that target dystrophin mechanisms and non-dystrophin mechanisms for the treatment of DMD.

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

FDA Approval Process for Drugs and Biologics

Pharmaceutical products, including biological products such as ours, may not be commercially marketed without prior approval from the FDA and comparable regulatory agencies in other countries. In the United States, the process for receiving such approval is long, expensive and risky, and includes the following steps:

●	preclinical laboratory tests, animal studies, and formulation studies;
●	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an Institutional Review Board (“IRB”) at each clinical site before each trial may be initiated;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;
●	submission to the FDA of an NDA, for a drug, or BLA, for a biological product;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP;
●	a potential FDA audit of the pre-clinical and clinical trial sites that generated the data in support of the NDA or BLA;
●	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
●	FDA review and approval of the NDA or BLA prior to any commercial marketing or sale of the drug in the United States; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirement to conduct post-approval studies.

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

The results of preclinical testing, which include laboratory evaluation of product chemistry, formulation, toxicity and carcinogenicity animal studies to assess the potential safety and efficacy of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for patients in clinical trials must also be submitted to an independent IRB for approval covering each institution at which the clinical trial will be conducted. Once a sponsor submits an IND, the sponsor must wait 30 calendar days before initiating any clinical trials. If the FDA has comments or questions within this 30-day period, the issue(s) must be resolved to the satisfaction of the FDA before a clinical trial can begin. In addition, the FDA or IRB may impose a clinical hold on ongoing clinical trials if, among other things, it believes that a clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable and significant risk to clinical trial patients. If the FDA imposes a clinical hold, clinical trials can only proceed under terms authorized by the FDA. If applicable, our preclinical and clinical studies must conform to the FDA’s Good Laboratory Practice (“GLP”), and Good Clinical Practice (“GCP”) requirements, respectively, which are designed to ensure the quality and integrity of submitted data and protect the rights and well-being of study patients. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the NIH.

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

A product is eligible for priority review if it is intended to treat a serious condition and, if approved, it would provide a significant improvement in safety or effectiveness. The FDA intends to take action on a priority review marketing application within 6 months of filing, compared to 10 months of filing for regular review submissions.

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

The U.S. federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, certain of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $14,308 and $28,619 per false claim or statement for penalties assessed after January 15, 2025 with respect to violations occurring after November 2, 2015. Other penalties include the potential for exclusion from participation in federal healthcare programs. Additionally, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

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

In addition, our products may be covered and reimbursed under other government programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to statutorily defined covered entities that participate in the program. As part of the requirements to participate in certain government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price (“AMP”) and best price. Any failure to comply with price reporting and rebate payment obligations under federal healthcare programs could negatively impact our financial results. Civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing information to the government, if we are found to have made a misrepresentation in the reporting of any pricing metrics, or if we fail to submit the required pricing data on a timely basis. Such conduct also could provide a basis for other potential liability under other federal laws such as the False Claims Act.

Healthcare Reform

In the United States and foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to healthcare systems that could affect our future results of operations.

In the United States, the pharmaceutical industry has been a particular focus of healthcare reform efforts and has been significantly affected by major legislative and regulatory initiatives, including the ACA, which has had, and is expected to continue to have, a significant impact on the healthcare industry. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA contains provisions that may potentially affect the profitability of our products, including, for example, subjecting biologics potential competition by lower-cost biosimilars, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, expansion of entities eligible for discounts under the Public Health Service’s pharmaceutical pricing program, and a significant annual fee on companies that manufacture or import certain branded prescription drug products.

Additionally, there have been executive, judicial, and legislative challenges to certain aspects of the ACA. For example, while Congress has not passed legislation to comprehensively repeal the ACA, the Tax Cuts and Jobs Act included a provision that, effective January 1, 2019, changed to $0 the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a temporary increase in premium tax credit assistance for individuals eligible to receive qualified health plan premium subsidies for 2021 and 2022 and temporarily removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium such tax credits. The Inflation Reduction Act of 2022 (“IRA”) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025.  Moreover, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 included reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will stay in effect into through the first eight months of the fiscal year 2032 sequestration order (with the exception of a temporary suspension, and subsequent reduction, due to the COVID-19 pandemic). Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it may have on the availability and cost of healthcare items and services, including drug products.

In addition, in recent years the pricing and costs of prescription pharmaceuticals has been the subject of considerable discussion in the United States. A number of federal reports and inquiries have focused on these issues, and various legislative and regulatory provisions have been proposed and enacted at the federal and state level that seek to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. For example, on December 21, 2020, Congress passed a $900 billion U.S. coronavirus relief and government appropriations legislation, the Consolidated Appropriations Act of 2021, which contains several important new drug price reporting and transparency measures that could result in additional transparency with respect to manufacturers’ prescription drug prices. Among other things, the Act includes provisions requiring Medicare Part D prescription drug plan (the “PDP”) sponsors and Medicare Advantage organizations (“MAOs”) to implement tools to display Medicare Part D prescription drug benefit information in real time and provisions requiring group and health insurance issuers offering health insurance coverage to report information on certain pharmacy benefit and drug costs to the Secretaries of HHS, Labor, and the Treasury.

Additionally, the American Rescue Plan Act of 2021 included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was previously capped at 100% of the average manufacturer price for a covered outpatient drug. However, effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability is no longer be capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs. Further, in August 2022, former President Biden signed into law IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates. Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the CMS. Since its enactment, CMS has taken steps to implement various drug pricing provisions of the IRA. This includes, without limitation, releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. Several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the Department of Health and Human Services, the Secretary of the Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing.

There have also been administrative developments in the U.S. related to drug pricing. For example, on February 14, 2023, the Department of Health and Human Services issued a report which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. We cannot predict what other healthcare reforms will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation. Accordingly, we face uncertainties that might result from additional reforms.

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

Finally, the regulatory environment governing the biopharmaceutical industry may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities. For example, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (“APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles, including, for example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the U.S. Department of Health and Human Services, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

Employees

As of December 31, 2024, we had 160 employees, all of whom are full-time employees with 44 holding advanced degrees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory. We have also retained several consultants to perform various operational and administrative functions. Certain officers of Capricor are also serving as officers of the Company.

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

Risks Related to Our Business

●	substantial additional funding is needed to complete the development and commercialization of our product candidates within and outside the United States;
●	the Company has incurred significant losses and may never be profitable;
●	the occurrence of security breaches, improper access to or disclosure of our data or user data, and other cyber incidents or undesirable cyber activity related to our, or our third-party vendor’s systems and data; and
●	we may not have adequate personnel and may not be able to attract or retain personnel needed to develop our products.

Risks Related to Clinical and Commercialization Activities

●	our success depends upon the viability of our product candidates, all of which require regulatory approval to commercialize and we cannot be certain any of them will receive regulatory approval to be commercialized;
●	delays in commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates;
●	we may not be able to manufacture deramiocel in sufficient quantities to meet market demand;
●	product candidates can fail to meet their efficacy endpoints at any time during the clinical development process, which would likely make them ineligible for becoming commercial products;
●	we may not be able to satisfy clinical and/or regulatory requirements necessary for the approval of our product in the U.S., Europe, Japan or other select territories;
●	we may not be able to reach the milestones set forth in our distribution agreements therefore preventing us from receiving the financial benefits of those agreements;
●	our exosome technologies are unproven in their ability to achieve sufficient biological activity or scale in development to date; and
●	our partners may not perform as expected and therefore deny us the financial benefits of those agreements.

Risks Related to the Manufacturing of our Product Candidates

●	the manufacturing of our product candidates is heavily reliant on supply chain requirements including the availability of donor hearts and other raw materials that are critical for the manufacturing of our product candidates;
●	we may need to rely upon third-party manufacturers for the expansion of our manufacturing capabilities for later-stage clinical trials and for ultimate commercialization;
●	we may not have adequate manufacturing facilities required for any scale-up of manufacturing which may be required in the future;
●	we may not be able to replicate our manufacturing processes;
●	we may not be able to comply with cGMP regulations;
●	we may not be able to identify or retain necessary manufacturing personnel;

●	the FDA may not accept the viability or comparability of our manufacturing processes; and
●	the FDA may not approve our manufacturing facilities for the manufacture of commercial products.

Risks Related to Our Intellectual Property

●	we may not be able to obtain, maintain, protect, and enforce our intellectual property rights;
●	we may face potential challenges to the validity, enforceability, or scope of our intellectual property;
●	we may experience claims from third parties that we are infringing their patents or other intellectual property rights; and
●	we may not be able to satisfy our obligations under our licensing agreements.

Risks Related to Our Relationships with Third Parties

●	we depend on our relationships with our licensors, collaborators, and other third parties and there is no guarantee that such relationships will continue; and
●	we will depend on the ability of Nippon Shinyaku to perform according to the terms of the U.S. Distribution and Japan Distribution Agreements and all applicable laws, and to successfully commercialize our lead product deramiocel in DMD.

Risks Related to Competitive Factors

●	our products, if approved, will likely face intense competition; and
●	any of our product candidates for which we receive regulatory approval may not achieve broad market acceptance, which could limit the revenue that we will generate from their sales, if any.

Risks Related to Product and Environmental Liability

●	our products may expose us to potential product liability.

Risks Related to Our Common Stock

●	we expect that our stock price will continue to fluctuate significantly; and
●	we have never paid dividends and we do not anticipate paying dividends in the future.

Risks Related to Our Business

We need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities and commercialization infrastructure, is expensive. As of December 31, 2024, we had cash, cash equivalents, and marketable securities totaling approximately $151.5 million. Additionally, we received a milestone payment of $10.0 million in the first quarter of 2025 under the terms of our U.S. Distribution Agreement with Nippon Shinyaku and we may potentially receive other additional development and sales-based milestones. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

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

Our forecasts regarding our beliefs in the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

●	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
●	the next steps in the regulatory and commercial development of our DMD program;
●	the scope, rate of progress, cost and results of our research and development activities, especially our deramiocel and exosomes programs;
●	the costs of developing adequate manufacturing processes and facilities;
●	the costs associated with and timing of regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the costs and risks involved in conducting clinical trials and manufacturing operations in the U.S. and internationally;
●	the availability of funding and clinical trial sponsorship from government programs including NIAID, the NIH, DoD, and CIRM, if applicable;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaboration, licensing or other arrangements that we may establish;
●	our ability to manufacture commercial-scale GMP deramiocel product at our San Diego manufacturing facility;
●	the cost and timing of technology transfer for, and completion of, clinical and commercial-scale outsourced manufacturing activities;
●	the costs of establishing sales, marketing and distribution capabilities, as applicable, for any product candidates for which we may receive regulatory approval; and
●	the impact, if any, of any new programs initiated by the Trump administration and the reduction in force of government staffing, as well as proposed reductions in funding for programs in support of research and development of product and vaccine candidates.

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

We have a history of net losses, expect to continue to incur substantial net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approval for any of our product candidates. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors:

●	our need for substantial additional capital to fund our trials and development programs;
●	delays in the commencement, enrollment, and timing of clinical testing;
●	the viability of deramiocel as a potential product candidate and its development through all stages of clinical development;

●	the viability of our exosome technologies as potential product candidates and the advancement of our exosome technologies through all stages of its preclinical and clinical development;
●	any delays in regulatory review and approval of our product candidates in clinical development;
●	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
●	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment to be taken off the market;
●	market acceptance of our product candidates;
●	our ability to establish an effective sales and marketing infrastructure once our products are commercialized, as necessary or to establish partnerships with other companies who have greater sales and marketing capabilities;
●	the ability of our distribution partner, Nippon Shinyaku, to successfully market and sell our deramiocel product if and to the extent it is approved;
●	our ability to establish or maintain collaborations, licensing or other arrangements, including strategic partnerships for deramiocel outside of DMD and our exosome technologies;
●	our ability and third parties’ abilities to obtain and protect intellectual property rights;
●	competition from existing products or new products that may emerge;
●	guidelines and recommendations of therapies published by various organizations;
●	the ability of patients to obtain coverage of, or sufficient reimbursement for, our product candidates;
●	our ability to maintain adequate insurance policies;
●	our ability to successfully manufacture our product candidates in sufficient quantities and on a timely basis to meet clinical trial and potential commercial demand;
●	our dependency on third parties to formulate and manufacture our product candidates, as necessary;
●	our ability to maintain and staff our current manufacturing facilities;
●	our ability to build or secure new manufacturing facilities, if necessary, and achieve and maintain cGMP and obtain required certifications as required;
●	costs related to and outcomes of potential intellectual property litigation;
●	compliance with obligations under intellectual property licenses with third parties;
●	our ability to implement additional internal systems and infrastructure;
●	our ability to adequately support future growth;
●	if our products are approved for commercial sale, the ability to secure adequate reimbursement levels for our products;
●	our ability to attract and retain key personnel to manage our business effectively; and
●	the ability of members of our senior management to manage our business and operations.

The Company’s cell therapy technology (deramiocel) is in late-stage development but not yet an approved product, and its exosome technology is still in preclinical development.

The Company’s deramiocel technology is in late-stage development and may require further clinical testing before it may be approved by the FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The Company’s failure to establish efficacy of deramiocel would have a material adverse effect on the Company. We cannot predict with any certainty the results of such clinical testing, including the results of our ongoing Phase 3 trial of our deramiocel product candidate for DMD. Additionally, we cannot predict with any certainty if, or when, we might commence any clinical trials of our exosome product candidates, whether we will be able to secure additional strategic partners, or whether our current trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our exosome product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agencies.

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

Our product candidates may, or in some cases, will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales.

The success of our product candidates will depend on several factors, including the following:

●	our ability to demonstrate our products’ safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	successful and timely completion of our clinical trials;
●	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	timely receipt of marketing approval for our products;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third-party;
●	the performance of our current and future distributors or collaborators, if any;
●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost effective basis, if required;
●	establishment of supply arrangements with third-parties for raw materials and product supplies and potential manufacturers who are able to manufacture clinical trial and commercial quantities of drug substance and drug products;
●	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP at a scale sufficient to meet anticipated demand;
●	establishment of arrangements with potential manufacturers who are able to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing, if necessary;
●	successful launch of commercial sales following marketing approval;
●	a continued acceptable safety profile following marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
●	the impact of infectious disease outbreaks or pandemics on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve or authorize our products;
●	our ability to compete with other therapies; and
●	our ability to conduct post-marketing surveillance and comply with requirements of FDA and other comparable regulatory authorities after product approval.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of our partner or of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of our products. If we are not successful in marketing or commercializing our products, or are significantly delayed in doing so, our business will be materially harmed.

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

We will need FDA approval to market and sell any of our product candidates in the United States and approvals from FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we submitted to the FDA a BLA for potential approval of deramiocel, which BLA has been accepted by the FDA for review. This application requires significant research and animal testing, which are referred to as preclinical studies, as well as human testing, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, testing and manufacturing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA and other foreign regulatory agencies have substantial discretion in the approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our BLAs or NDAs, as applicable. We cannot be sure that we will ever obtain regulatory clearance for our product candidates. Failure to obtain FDA approval of any of our product candidates will reduce our number of potentially salable products, if any, and, therefore, corresponding product revenues, and will have a material and adverse impact on our business.

We have limited experience in conducting late-stage clinical trials, which are complex and subject to strict regulatory oversight.

We have limited late-stage clinical trial experience with respect to our product candidates. The clinical testing process is governed by stringent regulations and is highly complex, costly, time-consuming, and uncertain as to outcome, and pharmaceutical products and products used in the regeneration of tissue may invite particularly close scrutiny and requirements from the FDA and other regulatory bodies. Our failure or the failure of our collaborators to conduct clinical trials successfully or our failure to capitalize on the results of clinical trials for our product candidates would have a material adverse effect on the Company. If our clinical trials of our product candidates or future product candidates do not sufficiently enroll or produce results necessary to support regulatory approval in the United States or elsewhere, or if they show undesirable side effects, we will be unable to commercialize these product candidates.

To receive regulatory approval for the commercial sale of our product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical failure can occur at any stage of testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. In addition, the results of our clinical trials may show that our product candidates are ineffective or may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities. Furthermore, negative, delayed or inconclusive results may result in:

●	the withdrawal of clinical trial participants;
●	the termination of clinical trial sites or entire trial programs;
●	costly litigation arising out of the trials;
●	substantial monetary awards to patients or other claimants;
●	the requirement that additional trials be conducted;
●	impairment of our business reputation;
●	loss of potential revenues resulting from the inability to commercialize our product candidates.

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

Our clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or cause us to refrain from the filing of our BLAs and/or NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials to date involve small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

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

Delays in the commencement, enrollment, and completion of clinical testing, as well as reduced government funding of certain clinical trials, could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. Additionally, a clinical trial may be suspended or terminated by the Company, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials require us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may otherwise be resource constrained. We may be required to withdraw from a clinical trial as a result of changing standards of care, or we may become ineligible to participate in clinical studies. In addition, clinical trials which were due to receive support from the U.S. government, such as the NIAID clinical trial using our StealthXTM vaccine candidate, may be impacted by staffing reductions as well as changes in government priorities with a new U.S. presidential administration. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

●	findings in preclinical studies;
●	reaching agreements on acceptable terms with prospective CROs, vendors and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, vendors and trial sites;
●	obtaining regulatory clearance to commence a clinical trial;
●	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;
●	obtaining IRB approval to conduct a clinical trial at numerous prospective sites;
●	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size of the patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the inability of the sites to conduct trial procedures properly, the inability of the sites to devote their resources to the trial, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
●	the impact of infectious disease outbreaks or pandemics on site personnel availability, patient screening and patient enrollment;
●	competition from other companies operating in the same disease setting;
●	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
●	patients failing to comply with the clinical trial protocol or dropping out of a trial;
●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	the need to add new clinical trial sites;
●	retaining patients who have initiated their participation in a clinical trial but may withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;
●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues;
●	demonstrating the bioequivalence of products we manufacture to prior products manufactured by us;
●	complying with design protocols of any applicable special protocol assessment we receive from the FDA;
●	severe or unexpected drug-related side effects experienced by patients in a clinical trial;
●	collecting, analyzing and reporting final data from the clinical trials;
●	breaches in quality of manufacturing runs that compromise all or some of the doses made; positive results in FDA-required viral testing; karyotypic abnormalities in our cell product; or contamination in our manufacturing facilities, all of which events would necessitate disposal of all cells made from that source;
●	availability of materials provided by third parties necessary to manufacture our product candidates;
●	availability of adequate amounts of acceptable tissue for preparation of master cell banks for our products;
●	requirements to conduct additional trials and studies, and increased expenses associated with the services of the Company’s CROs and other third parties; and
●	meeting logistical requirements for the delivery of investigational product.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by U.S. Department of Health and Human Services, CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry.  The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the U.S. Department of Health and Human Services, CMS and FDA.  Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, once initiated, or in a clinical trial conducted by a third party sponsor or investigator using the same product candidate, such event could adversely affect our other clinical trials and ability to obtain marketing approval. Moreover, there is a relatively limited safety data set for product candidates using an exosome platform. An adverse safety issue or other adverse finding in a clinical trial conducted by a third-party with a product candidate similar to ours could adversely affect our clinical trials.

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

The speed at which select parties have acted to create and test many therapeutics and vaccines for COVID-19 or other infection diseases is atypical. Further, changing plans or priorities within the FDA, other government departments, or the regulatory authorities in other jurisdictions, including changes based on new knowledge of COVID-19 or other infectious diseases, and new variants of the virus, may significantly affect the regulatory timeline for further authorizations or approvals. We cannot anticipate or predict with certainty the timelines or regulatory processes that may be required for the development of our potential COVID-19 vaccine that may be developed to fight against variants of the SARS-CoV-2 virus. We may also decide to discontinue exosome development programs if we believe that there is excessive competition in a disease target.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient revenues from sales of drugs to cover our costs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;

●	the potential advantages of the product compared to alternative therapies;
●	the prevalence and severity of any side effects;
●	whether the product is designated under physician and other provider treatment guidelines as a first-, second- or third-line therapy;
●	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration for patients and healthcare practitioners compared to alternative treatments;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	limitations or warnings, including distribution or use restrictions and safety information contained in the product’s approved labeling;
●	the strength of sales, marketing and distribution support;
●	the performance of third-party distributors, such as our exclusive distributor for our lead product candidate, deramiocel;
●	changes in the standard of care for the targeted indications for the product; and
●	the availability of coverage by, and the amount of reimbursement from, government payors, managed care plans and other third-party payors.

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

There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations that compete with us in developing various approaches to the treatment of DMD which includes competitors both in the United States and internationally. With deramiocel, we expect to face competition from existing products and products in development. At this time, there are four FDA conditionally approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku through its U.S. subsidiary, NS Pharma, Inc. Currently, Sarepta’s microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec) is approved for the treatment of ambulant individuals with Duchenne who are at least 4 years of age and conditionally approved for non-ambulant individuals with Duchenne. There are multiple other companies focused on developing genetic based therapies that target dystrophin mechanisms and non-dystrophin mechanisms for the treatment of DMD.

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

The FDA has granted orphan drug status and an RMAT designation to deramiocel for the treatment of DMD, but we may be unable to maintain or receive the benefits associated with orphan drug status, including market exclusivity, or an RMAT designation.

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

We have received orphan drug status for deramiocel for the treatment of DMD. Even though we have received orphan drug designation (“ODD”) as described above, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. For any product candidate for which we have been or will be granted ODD in a particular indication, it is possible that another company also holding ODD for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires.

In addition, our exclusive marketing rights in the United States, if obtained, may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure the availability of sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Even though we have obtained ODD for deramiocel for a select indication, we may be unable to seek or obtain ODD for our future product candidates and we may not be the first to obtain marketing approval for any particular orphan indication.

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent 11th Circuit decision. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

We have also obtained an RMAT designation for deramiocel for the treatment of DMD. The RMAT designation program is intended to fulfill the Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or may be able to rely upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT designation does not change the standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

Even if we were to obtain approval for deramiocel for the treatment of DMD with the rare pediatric disease designation, the Rare Pediatric Disease Priority Review Voucher Program may no longer be in effect at the time of such approval.

Deramiocel has received rare pediatric disease designation from the FDA for the treatment of DMD. The FDA generally define a "rare pediatric disease" as a serious or life-threatening disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's Rare Pediatric Disease Priority Review Voucher program, upon the approval of a BLA or NDA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent BLA or NDA. The Priority Review Voucher may be sold or transferred an unlimited number of times, as long as the sponsor making the transfer has not yet submitted the application. Also, although Priority Review Vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we were to sell a Priority Review Voucher. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

Congress has only authorized the rare pediatric disease priority review voucher program until September 30, 2024. However, if a drug candidate receives Rare Pediatric Disease designation before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for deramiocel and qualify for such a Priority Review Voucher, the program may no longer be in effect at the time of approval.

Providing product for use in third-party trials or for compassionate use poses risks to our product candidates.

In addition to manufacturing deramiocel for its own clinical trials, Capricor provided deramiocel for investigational purposes in two clinical trials sponsored by CSMC. Additionally, we recently were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, will conduct a Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval. NIAID's Division of Microbiology and Infectious Diseases (“DMID”) would oversee the study.

Providing product for clinical trials sponsored by third parties poses significant risks for the Company as we will not have control over the conduct of the trial even though we have used our commercially reasonable efforts to ensure that the investigative sites are contractually bound to follow the protocol and other procedures established by Capricor. Similarly, providing product for compassionate use can pose risks for the Company as its use will not be subject to the same protocol and procedures established in our clinical trials. Additionally, even though the investigative sites have experience in conducting clinical trials, any adverse event that may occur during the trial may have a negative impact on our efforts to obtain regulatory approval for our product. There are no assurances that the clinical trial sites will perform the studies in accordance with the protocol, the manuals provided by Capricor or the sponsor’s instructions, or otherwise act in accordance with applicable law. There is no assurance that if research injuries are sustained, any insurance carrier will compensate Capricor for any liabilities or other losses sustained by Capricor arising out of these injuries. We have been informed by CSMC that both of the deramiocel (REGRESS and ALPHA) trials have ceased enrollment and that the trials have been concluded. Notwithstanding their cessation, there is a risk that injuries could result from the use of the product or other claims may arise.

Our products face a risk of failure due to adverse immunological reactions.

A potential risk of an allogeneic therapy such as that being tested by the Company with deramiocel is that patients might develop an immune response to the cells being infused. Such an immune response may induce adverse clinical effects which would impact the safety and efficacy of the Company’s products and the success of our trials. Additionally, if research subjects have pre-existing antibodies or other immune sensitization to our cells, our cells and the therapy could potentially be rendered ineffective which could have a negative impact on the regulatory pathway for our product as well as the viability for other potential indications. After a patient in the HOPE-2 trial had a serious adverse event in the form of anaphylaxis, we put a voluntary hold on dosing in December 2018 to develop a plan to manage potential allergic reactions. The investigation suggests that the patient may have been allergic to something contained in the investigational product, including possibly an excipient, or inactive ingredient, in the formulation. To reduce the risk of future events, we initiated a pre-medication strategy commonly used by physicians to prevent and treat allergic reactions. We cannot provide any assurances that similar events will not happen again in our current trials or in any future studies. If these or other reactions continue to occur, it could have a material adverse impact on the effectiveness of the product, our ability to receive approval of our product candidates, and could result in substantial delays, increased costs and potentially termination of the trial.

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

Further, we have entered into the Japanese Distribution Agreement with Nippon Shinyaku for the distribution of deramiocel in Japan. In order for us to be able to sell deramiocel in Japan, we will be required to satisfy the requirements of and get approval from the Pharmaceuticals and Medical Devices Agency (“PMDA”). At this time, we are uncertain as to the type or types of trials that may be required, whether the PMDA in Japan will accept product manufactured at our facilities, if approved, the price at which our product may be sold and market acceptance.

To the extent we conduct business in the European Union (“EU”), or receive information about EU residents, we will also have to comply with the EU General Data Protection Regulation (the “GDPR”), which governs data protection requirements in the EU. Failure to comply with the requirements of the GDPR can result in (among other things) substantial fines for breaches of data protections rules. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. If any of our products were granted accelerated approval, the FDA could require post-marketing confirmatory trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Additional delays may result if an FDA Advisory Committee, EMA’s Committee for Medicinal Products for Human Use, or CHMP, or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. The FDA may withdraw approval of a drug or indication approved under the accelerated approval pathway if any of the following were to occur: a trial required to verify the predicted clinical benefit of the product fails to verify such benefit; other evidence demonstrates that the product is not shown to be safe or effective under the conditions of use; the applicant fails to conduct any required post-approval trial of the drug with due diligence; or the applicant disseminates false or misleading promotional materials relating to the product. In addition, the FDA currently requires as a condition for accelerated approval the pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. However, there may be significant delays in obtaining coverage for newly-approved drugs. Moreover, eligibility for coverage does not necessarily signify that a drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Also, interim payments for new drugs, if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary or cost-effective, and the amount reimbursed for any products may be insufficient to allow our products to be sold on a competitive basis. Because our programs are in early stages of development or have otherwise not been approved for commercial sale, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. In addition, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we develop.

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

Average prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Reimbursement rates under Medicare Part B would depend in part on whether the newly approved product would be eligible for a unique billing code. Self-administered outpatient drugs are typically reimbursed under Medicare Part D, and drugs that are administered in an inpatient hospital setting are typically reimbursed under Medicare Part A under a bundled payment. It is difficult for us to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

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

U.S. federal government agencies currently face potentially significant spending reductions. For example, as a result of the Budget Control Act of 2011, the Bipartisan Budget Act (“BBA”), and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an annual 2% reduction to Medicare payments took effect on April 1, 2013, and has been extended into through the first eight months of the fiscal year 2032 sequestration order. The U.S. federal budget remains in flux, which could, among other things, result in additional cuts to Medicare payments to providers and otherwise affect federal spending on clinical and preclinical research and development. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact which the actions of the current Trump administration and the U.S. Congress may have on the federal budget. If federal spending is reduced, and staffing reductions are put into effect, these actions will also impact the ability of relevant agencies, such as the FDA, CMS, HHS, or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

We are planning to potentially develop vaccine candidates using our exosome technologies.  The successful development, testing, manufacturing and commercialization of vaccines is a long, complex, expensive and uncertain process.  There are unique risks and uncertainties associated with vaccines, including:

●	There may be limited access to, and supply of, normal and diseased tissue samples, cell lines, media pathogens, bacteria, viral strains, synthesized nucleic acids, including mRNA and other biological materials. In addition, government regulations in multiple jurisdictions, such as the United States, Japan and the EU, could result in restricted access to, or the transport or use of, such materials. If the Company in unable to access sufficient sources of such materials, or if tighter restrictions are imposed on the use of such materials, the Company may not be able to conduct research or product development activities as planned and may incur additional costs.
●	The development, manufacturing and marketing of vaccines are subject to regulation by the FDA, the EMA, PMDA and other regulatory bodies that are often more complex and extensive than the regulations applicable to other pharmaceutical products. For example, in the United States, a BLA, including both preclinical and clinical trial data and extensive data regarding the manufacturing procedures, is required for human vaccine candidates, and FDA approval is generally required for the release of each manufactured commercial lot.
●	Vaccines are frequently costly to manufacture because production ingredients are inactive biological materials derived from virus, animals, or plants and most biologics and vaccines cannot be made synthetically. In particular, keeping up with the demand for vaccines may be difficult due to the complexity of producing vaccines.
●	Changes in leadership, especially within the U.S. Department of Health and Human Services, have the potential to significantly impact vaccine-related policies and public health initiatives. Changes, including those resulting from the 2024 U.S. election and resulting changes in the Department of Health and Human Services may impact funding for vaccine research and development, reimbursement for vaccines and their administration, vaccine mandates and recommendations and public perception of vaccine importance.

Risks Related to the Manufacturing of our Product Candidates

We have limited manufacturing capability and may not be able to maintain our manufacturing licenses.

In 2022, we completed construction of our new primary manufacturing facility located within our Research and Development Facility in San Diego, California as we prepare for potential commercial launch. This facility is designed to produce GMP deramiocel product for clinical and potential commercial use, subject to FDA approval. It is to be determined whether the FDA will ultimately approve commercial manufacturing at this facility. We are using product manufactured from our San Diego facility to support Cohort B of the ongoing HOPE-3 trial and supporting our OLE trials. We recently entered into an amendment to our lease adding an additional approximate 22,000 square feet of space for continued

manufacturing expansion. We plan to build additional cleanrooms in this expanded space suitable for commercial manufacturing, subject to FDA approval.

Additionally, we also maintain a portion of our laboratories, research and manufacturing facilities in leased premises at CSMC in Los Angeles, California. In that portion of the leased premises where we manufacture deramiocel, we believe that we follow current good manufacturing practices to the extent that they are applicable to the stage of our clinical programs, although our facility at CSMC is not current Good Manufacturing Practices (“cGMP”) qualified for commercial manufacturing. Capricor has been manufacturing deramiocel in this facility for our current and previous studies including Cohort A of the HOPE-3 trial. Our plans to use the CSMC facility for future trials could change if we fail to meet the specifications necessary to produce our product in a qualified manner. Currently, our CSMC Facilities Lease is scheduled to expire on July 31, 2026. We have been given no assurances that the CSMC Facilities Lease for the manufacturing space will be continued beyond July 31, 2026.

In addition, the FDA may consider the data we provide as part of our BLA is insufficient to prove that the drug used in our San Diego facility is comparable to the drug produced in our Los Angeles facility and used in our prior clinical studies. This could result in us being required to conduct further testing and may result in us being required to conduct additional clinical and/or nonclinical studies prior to BLA approval. Even if we do complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree with our determination that the trial is sufficient to support the approval of our BLA application.

We obtain the donor hearts from which our CDCs are manufactured from organ procurement organizations (“OPOs”).  There is no guarantee that the OPOs which currently provide donor hearts to us will be able to continue to supply us with donor hearts in the future or, in that case, that an alternative OPO will be available to us. If those OPOs or an alternative OPO is not able or willing to supply us with donor hearts, we would be unable to produce our CDCs or CDC-exosomes and the development of our lead product candidate would be significantly impaired and possibly terminated. Additionally, OPOs are subject to regulations of various government agencies. There is no guarantee that laws and regulations pursuant to which our OPOs provide donor hearts will not change, making it more difficult or even impossible for the OPOs to continue to supply us with the hearts we need to produce our product candidates. There are also no guarantees that the OPOs which supply hearts have followed federal or state regulations addressing the donation of human organs and other regulatory matters. We are required to obtain and maintain certain licenses in connection with our manufacturing facilities and activities. There is no guarantee that any licenses issued to us will not expire, be revoked, or forfeited by operation of law or otherwise. If we were denied any required license or if any of our licenses were to be revoked or forfeited, we would suffer significant harm. Additionally, if a serious adverse event in any of our clinical trials were to occur during the period in which any required license was not in place, we could be exposed to additional liability if it were determined that the event was due to our fault and we had not secured the required license. Other states may impose additional licensing requirements upon us which, until obtained, would limit our ability to conduct our trials in such states.

The process of manufacturing our products is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-up of our manufacturing capabilities.

We are currently producing doses of deramiocel in order to conduct our ongoing clinical trials as well as prepare for potential commercial launch. The process of manufacturing our products is complex, highly regulated and subject to multiple risks. The complex processes associated with the manufacture of our product candidates expose us to various manufacturing challenges and risks, which may include delays in manufacturing adequate supply of our product candidates, limits on our ability to increase manufacturing capacity, and the potential for product failure and product variation that may interfere with preclinical and clinical trials, along with additional costs. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of current or future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical trials or at earlier portions of a trial to the product used in later clinical trials or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical and/or nonclinical testing, which could significantly delay the clinical development or commercialization of the associated product candidate.

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

We will need to increase our manufacturing capacity in the future and we may encounter problems at our current manufacturing facilities.

In order to manufacture deramiocel in quantities sufficient to meet our anticipated commercial opportunity in the U.S. and other global markets, we will need to continue to increase our manufacturing capabilities. We may encounter technical challenges to increasing the scale at which we manufacture deramiocel, including with respect to material procurement and quality control and assurance. An increase in production could make it more difficult for us to comply with quality system regulations or other applicable requirements that are currently enforced by the FDA and other regulatory authorities, or that may be introduced in the future, in both the United States and in other countries. Commercial scale production of deramiocel on a continuing basis also will require us to continue to hire and retain additional management and technical personnel who have the necessary manufacturing experience and skills. We might not successfully identify, hire or retain qualified personnel on a timely basis or at all. Our inability to increase the scale of our manufacturing of deramiocel could impair our ability to generate revenue and adversely affect market acceptance of our product.

In addition, we are planning to conduct our commercial manufacturing operations at our facility in San Diego, California. Any interruption in operations at this location could result in our inability to satisfy product demand. Despite our efforts to safeguard this facility, including acquiring insurance on commercially reasonable terms, adopting environmental health and safety protocols, a number of factors could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including:

●	operating restrictions, partial suspension or total shutdown of production imposed by regulatory authorities;
●	equipment malfunctions or failures;
●	technology malfunctions;
●	work stoppages;
●	damage to or destruction of the facility due to natural disasters or other events; or
●	regional or local power shortages.

Our insurance may not cover our losses in any particular case, or insurance may not be available on commercially reasonable terms to cover certain of these catastrophic events. In addition, regardless of the level of insurance coverage, damage to our facilities or any disruption that impedes our ability to manufacture deramiocel in a timely manner could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Additionally, we rely on third-party vendors for certain tests (sterility, etc.) required for product release. If these vendors are unable to perform the services, whether due to capacity, availability of materials, regulatory or other constraints, including federal and state regulations, we will not be able to sell deramiocel until we can retain an alternative vendors to supply these services. We may be unable to transition to alternative methods in a timely or cost-effective manner or at all, which could harm our business and results of operations.

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

Cell therapy medicines are novel and any product candidates we develop may be complex and difficult to manufacture. We could experience delays in satisfying regulatory authorities or production problems that result in delays in our development or commercialization programs, limit the supply of our product candidates we may develop, or otherwise harm our business.

Our product candidates being developed will likely require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as the product candidates we intend to develop generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate will perform in the intended manner. Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory, or potentially delay progression of our potential regulatory filings. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA, and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations, and prospects.

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce product candidates on schedule and could harm our results of operations and cause reputational damage. Some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall, or restriction on the use of biologically derived substances in the manufacture of any product candidates we may develop could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations, and prospects.

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

We may need to rely exclusively on third parties to formulate and manufacture our product candidates and provide us with the devices and other products necessary to administer such a product.

Our resources and expertise to formulate or manufacture our product candidates on a large or commercial scale basis are still very limited. If we need to secure an additional manufacturer of our product candidates, demand for third-party manufacturing or testing facilities may grow at a faster rate than their existing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of such raw materials, components, parts, and consumables required to manufacture our products. If deramiocel or any of our exosome technologies receives FDA approval, we may need to ultimately rely on one or more third-party contractors to manufacture supplies of these products which may cause delays in our ability to sell commercially. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We may be unable to identify manufacturers needed to manufacture our product candidates on acceptable terms or at all because the number of potential manufacturers is limited, and subsequent to approval of an BLA or NDA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products or the devices after receipt of FDA approval, if any.
●	Our third-party manufacturers may not be able to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.
●	Our third-party manufacturers may not be able to manufacture or supply us with sufficient quantities of acceptable materials necessary for the development or use of our product candidates.
●	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the materials needed to manufacture or utilize our product candidates.
●	Our contract manufacturers may elect to terminate our agreements with them.
●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates, or result in higher costs or deprive us of potential product revenues.

Disruptions in our supply chain or failure to adequately forecast product demand could result in significant delays or lost sales.

The loss of a material supplier could significantly disrupt our business. In some cases, we obtain components used in certain of our products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA, EMA or other comparable applicable foreign bodies, then qualifying and obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which production could be delayed and we could lose sales.

Our sources of supply for raw materials may be threatened by shortages and other market forces, tariffs and other trade barriers, by natural disasters, climate impacts, public health crises or other disruptive events, by the supplier’s failure to maintain adequate quality, or a recall initiated by the supplier. Even when substitute suppliers are available, the need to verify the substitute supplier’s regulatory compliance and the quality standards of the replacement material could significantly delay production and materially reduce our sales.  Any failure by us to forecast demand for, or to maintain an adequate supply of, raw material and finished product could result in an interruption in the supply of certain products, which could impact potential sales of that product. If we or our suppliers are unable or our suppliers are unwilling to meet our increased manufacturing requirements, we may not be able to produce enough materials or products in a timely manner, which could impact our sales.

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

In September 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the U.S. Patent and Trademark Office (“USPTO”), and may become involved in derivation, post-grant review, or inter partes review, proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or render unpatentable, our or our licensors’ patent rights, which could adversely affect our competitive position.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights and product candidates would diminish.

Our commercial viability will depend, in part, on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture and utilize them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these products and activities.

We have licensed certain patent and other intellectual property rights that cover cardiospheres, and cardiosphere-derived cells, (including our deramiocel product candidate) from the University of Rome, JHU, and CSMC. We have also licensed certain patent and other intellectual property rights from CSMC that cover extracellular vesicles, such as exosomes and microvesicles. Under the license agreements with the University of Rome and JHU, those institutions prosecute and maintain their patents and patent applications in collaboration with us. We rely on these institutions to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by these institutions have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Under our Amended and Restated Exclusive License Agreement with CSMC and our Exclusive License Agreement with CSMC, as the same have been amended, we have assumed, in coordination with CSMC, financial responsibility for the prosecution and maintenance of certain patents and patent applications thereunder. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity and/or unenforceability of these patents would also be subject to the cooperation of the University of Rome, JHU, and/or CSMC.

The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain uncertain and unclear. No clear statutes or common law regarding the breadth of claims allowed in biopharmaceutical patents has clearly emerged to date in the

United States. The biopharmaceutical patent situation outside the United States may be more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed, or remain valid or enforceable in the patents we own or that are in-licensed. Further, if any of our owned or in-licensed patents are determined by legal authority to be invalid or unenforceable, it could impact our ability to commercialize or license our technology.

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

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts as proscribed in state and federal statutes to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators, and other advisors may unintentionally or willfully disclose our information to competitors. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how.

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

If we choose to go to court to stop a third-party from using the inventions covered by our patents, that individual or company has the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third-party. These lawsuits are expensive and would consume time and other resources, even if we were successful in discontinuing the infringement of our patents. In addition, there is a risk that the court will determine that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents. In addition, the U.S. Supreme Court has modified certain legal tests so as to make it harder to obtain patents from the USPTO, and to defend issued patents against invalidity challenges. As a consequence, issued patents may be found by federal courts to contain invalid claims according to the revised legal standards. Some of our own or in-licensed patents may be subject to challenge and subsequent invalidation in a variety of post-grant proceedings, before the Patent Trial and Appeal Board of the USPTO or in litigation under the revised legal standards, which make it more difficult to defend the patentability or validity of claims in already issued patents.

Furthermore, a third-party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third-party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect the results of our operations and divert the attention of managerial and technical personnel. There is a risk that a court could determine that we or our commercialization partners are infringing the third-party’s patents and order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court could order us or our partners to pay the other party damages for having violated the other party’s patents. We have agreed to indemnify certain of our commercial partners against certain patent infringement claims brought by third parties. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products, manufacturing processes or methods of use. The coverage of patents is subject to claim construction by the courts, which is not always predictable or favorable. If we are sued for patent infringement, we would need to demonstrate that our products, manufacturing processes or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires proof by clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

We are dependent on patents, trade secrets, know-how and proprietary technology, both our own and that licensed from others. We have several license agreements, including with the University of Rome, JHU and CSMC. These licenses may be terminated upon certain conditions, including in some cases, if we fail to meet certain minimum funding or spending requirements, fail to take certain developmental actions, fail to attain certain developmental milestones, fail to pay certain minimum royalties, or fail to maintain the licensed intellectual property. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including: the scope of rights granted under the license agreement and other contract interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patent and other rights to third parties under collaborative development relationships; our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

Risks Related to Our Relationships with Third Parties

We will depend on our exclusive distributor, Nippon Shinyaku, for the commercial sale of our lead product deramiocel in DMD in the United States and Japan, if we receive regulatory approval in those territories.

We believe that a substantial portion of our revenue for the foreseeable future will depend on milestones and other payments received from our distributor, Nippon Shinyaku. Nippon Shinyaku has exclusive distribution rights for deramiocel in the United States and Japan for a significant period of time, with only limited rights of either party to terminate these agreements. In the event that Nippon Shinyaku fails to adequately commercialize deramiocel in the United States or Japan because it lacks financial or other resources, decides to focus on other initiatives or otherwise, our ability to successfully commercialize deramiocel in the United States and Japan would be limited, which would adversely affect our business, financial condition and results of operations.

Our results of operations could be materially harmed if we or our distributor are unable to accurately forecast customer demand for our products and manage our inventory.

We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions and to support the projected demand for our product candidates, but keep limited materials on hand. To ensure adequate inventory supply and manage our operations with our suppliers, we forecast anticipated materials requirements and demand for our products (if commercialized) in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for deramiocel could be negatively affected by many factors, including, product recalls, labor shortages, the failure to accurately manage our commercial strategy, product introductions by competitors, an increase or decrease in demand for our products, our failure or the failure of our distributor to accurately forecast demand, unanticipated changes in general market conditions or regulatory matters, insurance reimbursement levels, and weakening of economic conditions or consumer confidence in future economic conditions.

Inventory levels in excess of product demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. Conversely, if we underestimate patient demand for deramiocel or our own requirements for materials, our manufacturing partners and suppliers may not be able to deliver components or other materials to meet our requirements and our manufacturing may be affected by the impact of inflation and labor shortages on our suppliers, which could result in inadequate inventory levels or interruptions, delays or cancellations of deliveries, any of which would damage our reputation and business. In addition, several materials incorporated into our products require lengthy order lead times and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet demand for our products and our results of operations.

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

On June 16, 2016, Capricor was granted a CIRM Award in the amount of approximately $3.4 million to fund, in part, the HOPE-Duchenne trial. Pursuant to the terms of the CIRM Award, disbursements were tied to the achievement of specified operational milestones. The CIRM Award was further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (“CCR”) Sections 100600-100612, and potentially sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. In the first quarter of 2025, Capricor notified CIRM that it was electing to convert the CIRM Award into a loan. As a result, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. The terms of the loan agreement are currently under discussion with CIRM. The Company accounts for this award as a liability rather than income.

If we enter into strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

We are actively looking into potential additional strategic partnerships for our product candidates, particularly for deramiocel in additional territories outside the United States and Japan, and for our exosomes product candidates. For example, we are in advanced negotiations pursuant to a binding term sheet with Nippon Shinyaku for the distribution of deramiocel in the European region. If we do not establish strategic partnerships, we potentially will have to undertake development and commercialization efforts with respect to our product candidates on our own, which would be costly and adversely impact our ability to commercialize any future products or product candidates. If we enter into any strategic partnerships with pharmaceutical, biotechnology or other life science companies, we will be subject to a number of risks, including:

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

As we advance our programs through potential commercial launch, we have substantial fixed costs associated with third party contracts that will increase and will not be able to be terminated, even if our product candidates are not ultimately approved.

As we advance our programs, in particular our lead product candidate deramiocel, we have incurred and will continue to incur substantial costs associated with those programs.  For example, we are increasing our spending on manufacturing-related costs as we prepare to be able to manufacture deramiocel for a potential commercial launch following potential regulatory approval.  We have continued to expand our use of real estate as we expand our capacity to manufacture and otherwise support deramiocel.  While we seek to be prudent with our spending programs, many of our agreements are for agreed upon amounts with our counterparties and are not able to be terminated by us, even if we ultimately are unable to commercially launch deramiocel due to failure to receive regulatory approvals.

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

Because of the specialized nature of our technology, we are dependent upon existing key personnel and on our ability to attract and retain qualified executive officers and scientific personnel for research, clinical studies, and development activities conducted or sponsored by us. There is intense competition for qualified personnel in our fields of research and development, as well as manufacturing and quality assurance, and there can be no assurance that we will be able to continue to attract additional qualified personnel necessary for the development and commercialization of our product candidates or retain our current personnel.

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

The Company may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical, and health care companies, universities, and non-profit research institutions for experienced scientists. Certain of the Company’s officers, directors, scientific advisors, and/or consultants or certain of the officers, directors, scientific advisors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other biopharmaceutical or biotechnology companies. The Company currently does not maintain “key man” insurance policies on any of its officers or employees. All of the Company’s employees are and will be employed “at will” and, therefore, each employee may leave the employment of the Company at any time. If we are unable to retain our existing employees, including qualified scientific and manufacturing personnel, and attract additional qualified candidates, the Company’s business and results of operations could be adversely affected.

If we do not establish strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products or product candidates.

An element of our business strategy includes potentially partnering with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates, including having access to the cash and other resources we need for such development and potential commercialization. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. If we are unable to negotiate strategic partnerships for our product candidates, we may be forced to curtail the development of a particular candidate, reduce, delay, or terminate its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not secure sufficient funds, we will not be able to complete our trials or bring our product candidates to market and generate product revenue. We have entered into the U.S. Distribution Agreement and the Japan Distribution Agreement with Nippon Shinyaku for the exclusive commercialization and distribution rights in the United States and Japan, respectively, of deramiocel for DMD. We continue to evaluate additional potential partners for this program in other territories outside of these territories, subject to any rights of Nippon Shinyaku.

We have no experience selling, marketing, or distributing products and no current internal capability to do so.

The Company currently has no sales, marketing, or distribution capabilities. We do not anticipate having resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Our future success depends, in part, on our ability to enter into and maintain sales and marketing collaborative relationships, or on our ability to build sales and marketing capabilities internally. As we entered into the U.S. Distribution Agreement and the Japan Distribution Agreement with Nippon Shinyaku, we will depend upon Nippon Shinyaku’s strategic interest in our deramiocel product candidate and Nippon Shinyaku’s ability to successfully market and sell any such products, if and when approved. If any of our other product candidates are cleared for commercialization, we intend to pursue collaborative arrangements regarding the sales and marketing of such products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that such collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources, and time will be required to establish and develop an in-house marketing and sales force with sufficient technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, such as our partnership with Nippon Shinyaku, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If any of our product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales, if any, will be limited.

The commercial viability of our product candidates for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance among physicians, the medical community, patients, and the availability of coverage and reimbursement by third-party payors, including government payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

●	limitations or warnings contained in a product’s FDA-approved labeling;
●	changes in the standard of care for the targeted indications for any of our product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval;
●	limitations inherent in the approved indication for any of our product candidates compared to more commonly understood or addressed conditions;
●	demonstrated clinical safety and efficacy compared to other products;
●	prevalence and severity of adverse effects;
●	the effectiveness of marketing and distribution efforts;
●	availability of reimbursement from managed care plans and other third-party payors;
●	cost-effectiveness;
●	timing of market introduction and perceived effectiveness of competitive products;
●	availability of alternative therapies at similar costs; and
●	potential product liability claims.

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

Our development of a vaccine of COVID-19 is in early stages and we may be unable to produce a vaccine that successfully treats a particular virus in a timely manner, if at all. Additionally, a number of pharmaceutical companies have already obtained regulatory approval for COVID-19 vaccines, and other companies with significantly more resources and visibility than us are developing COVID-19 vaccines. Even if we were able to successfully develop and obtain regulatory approval for a COVID-19 vaccine, vaccines produced by these other companies may be superior to our vaccine. Even if a vaccine that we develop is not inferior to other available vaccines, it could be difficult to obtain market acceptance. We are committing financial resources and personnel to the development of a COVID-19 vaccine which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective, or for which better vaccine options may be available.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Many third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies but also have their own methods and approval processes to decide which drugs they will pay for and establish reimbursement levels. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates fail to demonstrate sufficient efficacy profiles, they may not qualify for coverage and reimbursement. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop through approval will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and adequate reimbursement for the product. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will likely be a time-consuming process. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay for the drug, the applicable formulary tier, and whether to require step therapy or other utilization management controls. Such decisions can strongly influence the adoption of a drug by patients and physicians. Patients may be unlikely to use and prescribers unlikely to prescribe our products unless adequate coverage is provided and reimbursement is available.

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

In addition, our clinical trial agreements and most agreements with third-party vendors contain provisions requiring us to maintain certain levels of insurance extending for multiple years beyond the termination or expiration of the agreement as well as indemnification obligations requiring us to indemnify them from any losses and claims that may be brought in connection with their provision of services, testing, manufacture or other activities in connection with the use of our products. If we are unable to procure policies in the amounts, with suitable coverage and for the duration required, we could be in breach of our agreements with such third parties.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. Our operating results may fluctuate from period to period for a number of reasons, and as a result our stock price may be subject to significant fluctuations. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	our financial condition, including our need for additional capital, as well as the impact of any terms imposed on our business and operations by the providers of additional capital;
●	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical endpoints;
●	announcements concerning clinical trials and regulatory developments;
●	failure or delays in entering drug candidates into clinical trials;
●	failure or discontinuation of any of our research or development programs;
●	developments in establishing and maintaining new strategic alliances or with existing alliances or collaborators;
●	failure to meet milestone requirements under distribution agreements, including the U.S. Distribution Agreement and Japan Distribution Agreement with Nippon Shinyaku;
●	failure to satisfy contractual obligations, including our ability to meet milestone requirements under our license agreements;
●	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	introduction of technological innovations or new commercial products by us or our competitors;
●	issues in manufacturing our drug candidates or drugs;
●	issues with the supply or manufacturing of any devices or materials needed to manufacture or utilize our drug candidates;
●	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
●	the risks and costs of increased operations, including clinical and manufacturing operations, on an international basis;

●	market acceptance of our drugs when they enter the market;
●	third-party healthcare coverage and reimbursement policies;
●	litigation or public concern about the safety of our drug candidates or drugs or the operations of the Company;
●	issuance of new or revised securities analysts’ reports or recommendations;
●	additions or departures of key personnel;
●	potential delisting of our stock from the Nasdaq Stock Market; or
●	volatility in the stock prices of other companies in our industry.

We have never paid dividends and we do not anticipate paying dividends in the future.

We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future. We anticipate that the Company will retain its earnings, if any, for future growth. Investors seeking cash dividends should not invest in the Company’s common stock for that purpose. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock.

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

As of December 31, 2024, there were approximately 45.6 million shares of common stock outstanding and approximately 4.9 million common warrants outstanding, as well as outstanding awards to purchase approximately 10.7 million shares of common stock under various incentive stock plans of the Company. Additionally, as of December 31, 2024, there were 59,850 shares of common stock available for future issuance under our incentive plans. This number of shares available for future issuance under those plans was subsequently increased by 2,279,114 shares on January 1, 2025 in accordance with the terms of our 2021 Equity Incentive Plan which include an automatic increase previously approved by our Board and stockholders. We may issue additional common stock, warrants and other convertible securities from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our various incentive plans. The issuance of additional shares of common stock, warrants or other convertible securities and the perception that such issuances may occur or exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, as well as confidential information that is proprietary, strategic or competitive in nature.

The Company’s information technology department helps identify, assess and manage Capricor’s cybersecurity threats and risks. The information technology department, in coordination with the finance and/or legal departments, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, evaluating threats reported to us, conducting audits, performing threat assessments, and conducting vulnerability assessments to identify vulnerabilities. We use third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including for example: professional service firms, including legal counsel, and cybersecurity software providers. Our cybersecurity risk management program shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas, including the involvement of cross-functional teams and, depending on the nature and severity of an incident, an escalation path to notify our executive and senior management teams and our board of directors. For example, the information technology department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact on our business. The Company is currently in the process of implementing a cybersecurity oversight committee to enhance governance and ensure dedicated focus on cybersecurity risk management. This committee will work closely with the board to provide regular updates on the organization’s cybersecurity posture, performance, and emerging risks, while ensuring that cybersecurity strategies align with business objectives and regulatory requirements.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors included in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, including “Risk Factors — Risks Related to our Business — A breakdown, corruption or breach of our information technology systems or computer systems, or those used or hosted by our CROs, contractors, consultants or third-party vendors could subject us to liability or interrupt the operation of our business.”

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. As of the date of this report, we have not experienced a cybersecurity incident that has materially affected or is reasonably likely to materially affect our business strategy, results of operations, or financial condition. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, research, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, future lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, and harm to our vendor relationships.

ITEM 2. PROPERTIES

We do not own any real property. Our primary operations are conducted at the leased facilities summarized in the below table. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future, if necessary.

Location of Property	Lease Expiration Date (1)	Purpose	Square Footage (approximate)
10865 Road to the Cure, Suite 150, San Diego, California	September 30, 2033	Corporate Headquarters: Laboratory, manufacturing and office space	34,348
10865 Road to the Cure, Room 7, San Diego, California	December 31, 2025	Laboratory space (Vivarium)	234
8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California	Month-to-Month, terminable on 90-day notice	Office space	1,627
8700 Beverly Blvd., Davis Building, Los Angeles, California	July 31, 2026	Laboratory, manufacturing and office space	1,892
10835 Road to the Cure, Suite 140, San Diego, California	November 30, 2025	Laboratory and office space	11,173
1359 Keystone Way, Suite A, Vista, California	November 19, 2025	Laboratory and manufacturing space	18,188
(1)	Certain leases have specific options for potential renewal or extensions.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings and are not aware of any material threatened legal proceedings against us by any governmental authority. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise. We draw your attention to the disclosure in Item 1A. above under “Risk Factors – Risks Related to Our Relationships with Third Parties – We are dependent on our relationships with our licensors and collaborators and there is no guarantee that such relationships will be maintained or continued.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “CAPR”.

Holders

According to the records of our transfer agent, Equiniti Trust Company LLC, as of March 24, 2025, we had 133 holders of record of common stock, which does not include holders who held in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid a dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The ability of our Board of Directors to declare a dividend is subject to limits imposed by Delaware corporate law.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, for the information required by this item.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED

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

Since our inception, we have devoted substantial resources to developing deramiocel and our other product candidates including our exosomes platform technology, developing our manufacturing processes, staffing our company and providing general and administrative support for these operations. We do not have any products approved for commercial sale. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of deramiocel for the treatment of DMD and our other product candidates. If successfully developed and approved, we intend and plan to commercialize deramiocel in the United States and Japan with our partner, Nippon Shinyaku Co., Ltd., a Japanese corporation (“Nippon Shinyaku”). Capricor may enter into licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, or further distribution relationships, we expect that any revenue we generate will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of any product sales, milestone payments and other payments. If we fail to complete the development of our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

A summary description of our key product candidates, is as follows:

●	Deramiocel for the treatment of DMD: Our core program is focused on the development and commercialization of a cell therapy technology (referred to herein as deramiocel) comprised of cardiosphere-derived cells (“CDCs”), which are a rare population of cardiac cells isolated from donated cells of healthy human hearts, for the treatment of DMD. Deramiocel is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, pro-angiogenic and anti-fibrotic actions of CDCs, which are mediated by secreted exosomes laden with bioactive cargo. Among the cargo elements known to be bioactive in CDC-exosomes are microRNAs. Collectively, these non-coding RNA species alter gene expression in macrophages and other target cells, dialing down generalized inflammation and stimulating tissue regeneration in DMD (and in a variety of other inflammatory diseases). This mechanism of action, consistent with the changes observed in clinical studies to date in circulating inflammatory biomarkers, contrasts with that of exon-skipping oligonucleotides and gene therapy approaches, which aim to restore dystrophin expression. DMD pathophysiology is driven by the impaired production of functional dystrophin which normally functions as a structural protein in muscle. The reduction of functional dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and fibrotic replacement. In DMD patients, heart muscle cells progressively die and are replaced with scar tissue. This cardiomyopathy eventually leads to heart failure, which is currently the leading cause of death among those with DMD. The annual cost of care for patients with DMD is very high and increases with disease progression. There is no currently approved treatment for DMD-cardiomyopathy, therefore, we believe that DMD represents a significant market opportunity for our product candidate, deramiocel.

Biologics License Application (“BLA”): In the third quarter of 2024, we held a pre-BLA meeting with FDA where we discussed our rolling BLA submission schedule, potential label expansion, plans for commercial manufacturing as well as other topics. Subsequent to this meeting, we held several additional meetings with FDA and announced our intent to file a BLA based on existing cardiac data from our Phase 2 HOPE-2 and HOPE-2 OLE trials compared to patient-level natural history data. We completed the full submission of the BLA in December 2024 and in the first quarter of 2025, we were informed by the FDA, they have accepted for review our BLA seeking full approval for deramiocel as a treatment for patients diagnosed with DMD cardiomyopathy. Additionally, the FDA granted the BLA Priority Review with a Prescription Drug User Fee Act (“PDUFA”) target action date of August 31, 2025. The FDA also informed us that they have not yet decided whether an Advisory Committee meeting is needed in relation to our application.

To date, we have completed two promising clinical trials investigating deramiocel for DMD. Data from the first trial, a Phase I/II trial named HOPE-Duchenne, suggested improvements in skeletal and cardiac endpoints. In HOPE-2, a Phase II clinical trial conducted in the United States, deramiocel was used to treat patients with late-stage DMD. In March 2022, we announced that the final one-year results from HOPE-2 were published in The Lancet showing that the trial met its primary efficacy endpoint of the mid-level dimension of the Performance of the Upper Limb (“PUL”) v1.2 (p=0.01) and additional positive endpoints of full PUL v2.0 (p=0.04) and a cardiac endpoint of left ventricular ejection fraction (p=0.002). deramiocel was generally safe and well-tolerated throughout the studies.

Additionally, we are currently conducting an open label extension (“OLE”) study of the HOPE-2 trial in which 12 patients have elected to continue treatment of deramiocel. We announced positive one-year and two-year results from this ongoing OLE study. The HOPE-2-OLE study previously met its primary endpoint at the one-year timepoint on the PUL v2.0 scale (p=0.02). The study remains ongoing and the three-year data demonstrated improvements in multiple measures of cardiac function, including left ventricular ejection fraction (LVEF), as well as indexed volumes, which are considered highly relevant in terms of predicting long-term cardiac outcomes. In order to evaluate the relevance of the data to disease progression as well as the chronic and progressive nature of DMD where cardiac function can decline year over year, a natural history data set was used to compare the trajectory of those treated with deramiocel to standard of care.  In addition to the cardiac data, patients demonstrated a statistically and clinically relevant benefit in the PUL v2.0 total score when compared to an external comparator dataset of similar DMD patients. Deramiocel treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study.

Phase 3 (HOPE-3) Clinical Trial: HOPE-3 is a Phase 3, multi-center, randomized, double-blind, placebo-controlled clinical trial comprised of two cohorts evaluating the safety and efficacy of deramiocel in participants with DMD and impaired skeletal muscle function who are on a stable regimen of systemic glucocorticoids. Non-ambulatory and ambulatory boys who meet eligibility criteria are randomly assigned to receive either deramiocel or placebo every 3 months for a total of 4 doses during the first 12-months of the study. Approximately 105 eligible study subjects are currently enrolled in the dual-cohort study (comprised of Cohorts A and B). Cohort A uses product manufactured at our Los Angeles facility and Cohort B uses product manufactured at our San Diego facility. Subjects are randomized to either deramiocel or placebo in a 1:1 ratio. In the fourth quarter of 2023, we announced a positive outcome of the futility analysis for Cohort A of HOPE-3, which was reviewed by the Data Safety Monitoring Board (“DSMB”). This resulted in a favorable recommendation to continue the HOPE-3 trial as planned.

The primary outcome measure of the HOPE-3 study will be the Performance of the Upper Limb (“PUL”) v2.0, a validated tool specifically designed for assessing high (shoulder), mid (elbow) and distal (wrist and hand) functions, with a conceptual framework reflecting weakness progression in upper limb function. HOPE-3 will also measure various secondary endpoints including cardiac function assessments. To support potential label expansion to treat DMD, we plan to provide clinical data on skeletal muscle myopathy by combining Cohorts A and B of the HOPE-3 clinical trial to serve as a post-approval study. Furthermore, if necessary, the HOPE-3 study will also be supporting ex-U.S. marketing authorizations. Currently, we have initiated regulatory activities in Europe and Japan and will be working with the various health authorities to develop the most efficient path for regulatory approval of deramiocel in these regions.

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

We are focused on developing a precision-engineered exosome platform technology that has the ability to deliver defined sets of effector molecules that exert their effects through defined mechanisms of action. Aspects of our exosome pipeline have been supported through collaborations and alliances. Our collaborations and research around exosomes include the National Institutes of Health (“NIH”), the National Institute of Allergy and Infectious Diseases (“NIAID”), Johns Hopkins University (“JHU”), the Department of Defense (“DoD”), the U.S. Army Institute of Surgical Research (“USAISR”), and Cedars-Sinai Medical Center (“CSMC”). We have published preclinical data on our StealthX™ platform showing the rapid development of a recombinant protein-based vaccine for immunization and prevention against SARS-CoV-2, the virus causing COVID-19. Our platform builds on advances in fundamental RNA and protein science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates. Recently, we were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, will conduct a Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval. At this time, manufacturing is underway for our StealthX™ vaccine and we have submitted an Investigational New Drug Application (“IND”) to the FDA, which is currently under review. At this time, NIAID is planning for regulatory approval in the second quarter of 2025 with the clinical study initiated soon thereafter. NIAID's Division of Microbiology and Infectious Diseases (“DMID”) would oversee the study. If NIAID finds that our StealthX™ vaccine meets its criteria for safety and efficacy, they may consider our program for a funded Phase 2. At this time, we are developing exosome-based vaccines and therapeutics for infectious diseases, monogenic diseases and other potential indications. Our current strategy is focused on securing partners who will provide capital and additional resources to enable us to bring this program into the clinic.

As of December 31, 2024, we had cash, cash equivalents, and marketable securities totaling approximately $151.5 million. In the fourth quarter of 2024, we submitted our BLA to the FDA, which triggered our second milestone pursuant to the terms of our U.S. Distribution Agreement with Nippon Shinyaku. In January 2025, we received the $10.0 million milestone payment.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $40.5 million and $22.3 million, for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $199.8 million. We expect to incur significant expenses and operating losses for the foreseeable future.

During the year ended December 31, 2024, we sold 6,252,229 shares of common stock at an average price of approximately $9.34 per share pursuant to a sales agreement by and between us and H.C. Wainwright & Co. LLC (“Wainwright”) under our at-the-market offering, resulting in gross proceeds of $58.4 million. Additionally, in September 2024, we completed a private placement for gross proceeds of approximately $15.0 million. In October 2024, we completed an underwritten public offering for gross proceeds of approximately $86.3 million.

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

Financial Operations Overview

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our product candidates. Developing biological products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of deramiocel and our exosome technologies. As we proceed with the clinical development of deramiocel, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from public equity sales of securities and upfront payments pursuant to our U.S. and Japan Distribution Agreements with Nippon Shinyaku. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the U.S. and in other territories across the world, subject to the rights of Nippon Shinyaku.

Our results have included non-cash compensation expense due to the issuance of stock awards and warrants, as applicable. We expense the fair value of stock awards and warrants over their vesting period as applicable. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the stock awards vest based upon time-based conditions. Stock-based compensation expense is included in the consolidated statements of operations under general and administrative (“G&A”) or research and development (“R&D”) expenses, as applicable. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations for the fiscal years ended December 31, 2024 and 2023

Revenue

Clinical Development Income. Clinical development income for the years ended December 31, 2024 and 2023 was approximately $22.3 million and $25.2 million, respectively. As of December 31, 2024, the Company has fully recognized $50.0 million in development milestone payments received from Nippon Shinyaku related to the Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”). The upfront payment of $30.0 million and the first milestone payment of $10.0 million was ratably recognized as revenue using a proportional performance method in relation to the completion of the HOPE-3 clinical trial (Cohort A) whereas the $10.0 million related to the second milestone payment was recognized as revenue at the point in time when the BLA was submitted in December 2024.

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Year ended December 31,
	2024	2023	Change ($)	Change (%)
Compensation and other personnel expenses	$16,390,412	$11,272,356	$5,118,056	45%
Duchenne muscular dystrophy program (deramiocel)	23,049,349	18,667,993	4,381,356	23%
Exosomes platform research	2,908,678	2,090,999	817,679	39%
Facility expenses	2,759,096	1,457,097	1,301,999	89%
Stock-based compensation	3,605,667	1,916,245	1,689,422	88%
Depreciation	773,985	626,514	147,471	24%
Research and other	481,398	416,835	64,563	15%
Total research and development expenses	$49,968,585	$36,448,039	$13,520,546	37%

R&D expenses for 2024 increased by approximately $13.5 million, or 37%, compared to 2023. The increase was primarily driven by the following:

●	$5.1 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$4.4 million increase in DMD (deramiocel) program-related expenses primarily related to our HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and expanded manufacturing production efforts for deramiocel in preparation for potential commercial launch;
●	$1.3 million increase in facility expenses primarily related to expanded leased space;
●	$1.7 million increase in stock-based compensation expense, driven primarily by increased headcount and higher grant prices, which led to a higher fair value of granted options; and
●	$0.1 million increase in depreciation expense primarily related to increased equipment purchases and capital improvements related to expansion efforts of our leased space.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Year ended December 31,
	2024	2023	Change ($)	Change (%)
Stock-based compensation	$6,159,497	$5,476,151	$683,346	12%
Compensation and other personnel expenses	4,446,897	3,702,469	744,428	20%
Professional services	1,641,256	1,700,852	(59,596)	(4)%
Facility expenses	310,342	294,841	15,501	5%
Depreciation	651,229	442,368	208,861	47%
Other corporate expenses	1,657,501	1,191,205	466,296	39%
Total general and administrative expenses	$14,866,722	$12,807,886	$2,058,836	16%

G&A expenses for 2024 increased by approximately $2.1 million, or 16%, compared to 2023. The increase was primarily driven by the following:

●	$0.7 million increase in stock-based compensation expense primarily due to increases in headcount;
●	$0.7 million increase in compensation and other personnel expenses related to increases in headcount and recruiting costs;
●	$0.2 million increase in depreciation related to leasehold improvements to our San Diego corporate headquarters; and
●	$0.5 million increase in other corporate expenses primarily related to increased overhead costs related to travel and corporate expenses due to increased headcount.

This increase was partially offset by a $0.1 million decrease in professional service expenses primarily due to a decrease in business development related expenses.

Other Income

Investment Income. Investment income for the years ended December 31, 2024 and 2023 was approximately $2.2 million and $1.7 million, respectively. The increase in investment income in 2024 as compared to 2023 is due to a higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

Deramiocel for the treatment of DMD – The expenses for our DMD program include costs for personnel, clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing if our deramiocel product is approved. In 2025, we expect to spend approximately $40.0 million to $50.0 million primarily consisting of CMC expansion, product inventory buildout, clinical, regulatory and pre-commercial expenses for our deramiocel program.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage preclinical development. We expect to spend approximately $5.0 million to $7.5 million during 2025 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform including the manufacturing of our StealthX™ vaccine to be used in connection with our collaboration with NIAID.

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

Liquidity and Capital Resources for the fiscal years ended December 31, 2024 and 2023

The following table summarizes our liquidity and capital resources as of and for each of our last two fiscal years, and our net increase (decrease) in cash, cash equivalents, and marketable securities as of and for each of our last two fiscal years and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands. We estimate our current cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2027.

Liquidity and capital resources	December 31, 2024	December 31, 2023
Cash and cash equivalents	$11,287	$14,695
Marketable securities	$140,229	$24,793
Working capital	$142,359	$19,586
Stockholders’ equity	$145,462	$22,601

	Year ended December 31,
Cash flow data	2024	2023
Cash provided by (used in):
Operating activities	$(39,996)	$(25,596)
Investing activities	(116,184)	5,108
Financing activities	152,772	25,580
Net increase (decrease) in cash and cash equivalents	$(3,408)	$5,092

Our total cash, cash equivalents, and marketable securities as of December 31, 2024 were approximately $151.5 million compared to approximately $39.5 million as of December 31, 2023. The increase in cash, cash equivalents and marketable securities from December 31, 2024 as compared to December 31, 2023 is primarily due to an underwritten public offering in October 2024, equity financings through our at-the-market offering and a $15.0 million private placement with Nippon Shinyaku, which is partially offset by our net loss of approximately $40.5 million. The net loss for the year ended December 31, 2024 was driven by the increased R&D expenses in connection with our clinical program in DMD. As of December 31, 2024, we had approximately $25.0 million in total liabilities, of which approximately $12.0 million relates to deferred revenue and approximately $1.5 million related to lease liabilities in connection with our operating lease right-of-use assets. As of December 31, 2024, we had approximately $142.4 million in net working capital.

Cash used in operating activities was approximately $40.0 million and $25.6 million for the years ended December 31, 2024 and 2023, respectively. The net change of approximately $14.4 million in cash from operating activities is due to the milestone payment of $10.0 million from Nippon Shinyaku and reduction of deferred revenue. Furthermore, there was an increase of approximately $2.4 million in stock-based compensation and an increase in net loss of approximately $18.2 million for the year ended December 31, 2024 as compared to the same period in 2023. Furthermore, there was a net change of approximately $0.6 million in accounts payable and accrued expenses. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow used in investing activity of approximately $116.2 million for the year ended December 31, 2024 and cash flow provided by investing activities of approximately $5.1 million for the year ended December 31, 2023. The change in cash flow by investing activities for the year ended December 31, 2024 as compared to the same period of 2023 is due to the net effect from purchases, sales, and maturities of marketable securities as well as purchases of property and equipment and leasehold improvements.

We had cash flow provided by financing activities of approximately $152.8 million and $25.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in cash provided by financing activities for the year ended December 31, 2024 as compared to the same period of 2023 is primarily due to the net proceeds from the sale of common stock. During 2024 we received net proceeds from the sale of stock of approximately $152.3 million compared to approximately $25.5 million over the same period of 2023.

From inception through December 31, 2024, we financed our operations primarily through private and public sales of our equity securities, government grants, and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the clinical development and manufacturing of deramiocel. Nippon Shinyaku and NS Pharma, Inc. (its wholly-owned U.S. subsidiary) will be responsible for the distribution of deramiocel in the United States. Pursuant to the U.S. Distribution Agreement, Capricor received an upfront payment of $30.0 million in 2022. The first milestone payment of $10.0 million was paid upon completion of the futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. The second milestone payment of $10.0 million was triggered in December 2024 upon submission of the BLA to the FDA seeking marketing approval of deramiocel in the United States. Additionally, there is another potential milestone of $80.0 million due to Capricor upon receipt of marketing approval. The foregoing milestones are considered development milestones under the terms of the U.S. Distribution Agreement. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of deramiocel of up to $605.0 million. Subject to regulatory approval, Capricor will have the right to receive a share of product revenue which falls between 30 and 50 percent.

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

Binding Term Sheet with Nippon Shinyaku (Territory: Europe)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. At this time, Capricor and Nippon Shinyaku have entered into various amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties shall negotiate the definitive agreement to April 30, 2025.

Financing Activities by the Company

October 2024 Underwritten Public Offering

On October 16, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Piper Sandler and Oppenheimer as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue, in a public offering, an aggregate of 5,073,800 shares of common stock, including the exercise in full of the underwriters’ option to purchase additional shares to cover over allotments, at a public offering price of $17.00 per share for total gross proceeds of approximately $86.3 million, before deducting underwriting commissions and other offering expenses payable by the Company. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $5.4 million.

September 2024 Private Placement

On September 16, 2024, the Company entered into a Subscription Agreement with Nippon Shinyaku pursuant to which the Company agreed to issue and sell to Nippon Shinyaku in a private placement (the “Private Placement”), an aggregate of 2,798,507 shares of the common stock of the Company at a price per Share of $5.36, which was issued at a 20% premium to the 60-day volume-weighted average price, for an aggregate purchase price of approximately $15.0 million. The Subscription Agreement also includes lock-up provisions restricting Nippon Shinyaku from selling or otherwise disposing of shares of Common Stock until the six-month anniversary of the Closing Date.

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

ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement,”), with H.C. Wainwright & Co. LLC (“Wainwright”), under which the Company issued and sold shares of our common stock through Wainwright as sales agent. The Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission (the “SEC”), on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through October 1, 2024, the Company sold an aggregate of 9,228,383 shares of common stock under the ATM Program at an average price of approximately $8.13 per share for gross proceeds of approximately $75.0 million which represents all amounts that were available to be sold. Effective October 1, 2024, the ATM Program was closed and terminated. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $2.4 million.

CIRM Grant Award

On June 16, 2016, Capricor entered into an award (the “CIRM Award”) with the California Institute for Regenerative Medicine (“CIRM”) in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating deramiocel for the treatment of Duchenne muscular dystrophy-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award included a co-funding requirement pursuant to which Capricor was required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (“CCR”) Sections 100600-100612, and potentially the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, California Code of Regulations Section 100608. The maximum royalty on net commercial revenue that Capricor could have been required to pay to CIRM was equal to nine times the total amount awarded and paid to Capricor.

After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten-year anniversary of the date of the award), Capricor has the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan could be up to five years from the date of execution of the applicable loan agreement; provided that the maturity date of the loan will not surpass the ten-year anniversary of the grant date of the CIRM Award. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in the CIRM Loan Policy and CIRM Grants Administration Policy for Clinical Stage Projects (the “New Loan Balance”), at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. Depending on the timing of Capricor’s election, additional funds may be owed. In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received.

The Company accounts for this award as a liability rather than income. As of December 31, 2024, Capricor’s principal liability balance for the CIRM Award was approximately $3.4 million, excluding any accrued interest as the Company had not elected to convert the CIRM Award into a loan.

Subsequently, on February 26, 2025, Capricor notified CIRM of its election to convert the CIRM Award into a loan. As a result, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. The terms of the loan agreement are currently under discussion with CIRM. Depending on these discussions, accrued interest on the CIRM Award could range from zero to approximately $7.1 million, and will continue to accrue over time until the final payout, if it is determined that interest is due.

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

Leases

Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use (“ROU”) asset. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance.

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

Revenue Recognition

The Company applies Accounting Standards Update (“ASU”) 606, Revenue for Contracts from Customers, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The Company has not yet achieved commercial sales of its drug candidates to date, however, the new standard is applicable to its distribution agreements.

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

The Company’s distribution agreements may entitle it to additional payments upon the achievement of milestones or shares of product revenue. The milestones are generally categorized into two types: development milestones and sales-based milestones. The Company evaluates whether it is probable that the consideration associated with each milestone or shared revenue payments will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and shared revenue payments, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income (loss) in the Company’s consolidated statements of operation and comprehensive loss. Typically, milestone payments and shared revenue payments are achieved after the Company’s performance obligations associated with the distribution agreements have been completed and after the customer has assumed responsibility for the respective clinical program. Milestones or shared revenue payments achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or shared revenue payments was achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

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

In the normal course of business, we contract with third parties to perform various R&D activities in the ongoing development of our product candidates. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the accrual policy is to match the recording of expenses in the financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other R&D activities are recognized based on our estimates of the degree of completion of the event or events specified in the applicable contract.

No adjustments for material changes in estimates have been recognized in any period presented.

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock options and restricted stock awards, as applicable. We have issued stock options and restricted stock awards to employees, directors and consultants under our five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv) the 2020 Equity Incentive Plan (the “2020 Plan”), and (v) the 2021 Equity Incentive Plan (the “2021 Plan”). At this time, the Company only issues stock options and restricted stock awards under the 2020 Plan and the 2021 Plan and no longer issues stock awards under the 2006 Stock Option Plan, the 2012 Plan, or the 2012 Non-Employee Director Plan.

We expense the fair value of stock-based compensation over the vesting period. For stock options, when more precise pricing data is unavailable, we determine the fair value using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, and the risk-free interest rate. We account for forfeitures upon occurrence. For restricted stock awards, we determine the fair value using the Company’s stock price at the grant date.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of December 31, 2024, the fair value of our cash, cash equivalents, and marketable securities was approximately $151.5 million. Additionally, as of December 31, 2024, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities which consisted primarily of money market funds and bank money market accounts, which included short term U.S. treasuries, bank savings and checking accounts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Capricor Therapeutics, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Capricor Therapeutics, Inc. and Subsidiary (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Encino, California

March 26, 2025

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

ASSETS

	December 31, 2024	December 31, 2023

CURRENT ASSETS
Cash and cash equivalents	$11,286,996	$14,694,857
Marketable securities	140,228,881	24,792,846
Receivables	10,368,489	10,371,993
Prepaid expenses and other current assets	1,500,901	995,776

TOTAL CURRENT ASSETS	163,385,267	50,855,472

PROPERTY AND EQUIPMENT, net	5,561,597	5,560,641

OTHER ASSETS
Lease right-of-use assets, net	1,312,522	2,050,042
Other assets	221,700	268,172

TOTAL ASSETS	$170,481,086	$58,734,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,191,377	$6,250,241
Lease liabilities, current	834,799	749,112
Deferred revenue, current	12,000,000	24,270,465

TOTAL CURRENT LIABILITIES	21,026,176	31,269,818

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	616,315	1,486,783

TOTAL LONG-TERM LIABILITIES	3,992,574	4,863,042

TOTAL LIABILITIES	25,018,750	36,132,860

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 and 50,000,000 shares authorized, 45,582,288 and 31,148,320 shares issued and outstanding, respectively	45,582	31,148
Additional paid-in capital	344,224,338	181,701,859
Accumulated other comprehensive income	1,026,955	235,813
Accumulated deficit	(199,834,539)	(159,367,353)

TOTAL STOCKHOLDERS’ EQUITY	145,462,336	22,601,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,481,086	$58,734,327

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years ended December 31,
	2024	2023

REVENUE
Revenue	$22,270,465	$25,178,066

TOTAL REVENUE	22,270,465	25,178,066

OPERATING EXPENSES
Research and development	49,968,585	36,448,039
General and administrative	14,866,722	12,807,886

TOTAL OPERATING EXPENSES	64,835,307	49,255,925

LOSS FROM OPERATIONS	(42,564,842)	(24,077,859)

OTHER INCOME (EXPENSE)
Other income	7,471	67,657
Investment income	2,202,990	1,728,701
Loss on disposal of fixed assets	(112,805)	(6,041)

TOTAL OTHER INCOME (EXPENSE)	2,097,656	1,790,317

NET LOSS	(40,467,186)	(22,287,542)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain on marketable securities	791,142	130,569

COMPREHENSIVE LOSS	$(39,676,044)	$(22,156,973)

Net loss per share, basic and diluted	$(1.15)	$(0.83)
Weighted average number of shares, basic and diluted	35,218,628	26,778,360

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2022 THROUGH DECEMBER 31, 2024

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2022	25,241,402	$25,241	$148,735,420	$105,244	$(137,079,811)	$11,786,094

Issuance of common stock, net of fees	5,813,442	5,813	25,509,536	—	—	25,515,349

Stock-based compensation	—	—	7,392,396	—	—	7,392,396

Stock options exercised	93,476	94	64,507	—	—	64,601

Unrealized gain on marketable securities	—	—	—	130,569	—	130,569

Net loss	—	—	—	—	(22,287,542)	(22,287,542)

Balance at December 31, 2023	31,148,320	$31,148	$181,701,859	$235,813	$(159,367,353)	$22,601,467

Issuance of common stock, net of fees	14,124,536	14,125	152,307,451	—	—	152,321,576

Exercise of common warrants	105,782	106	144,288	—	—	144,394

Stock-based compensation	—	—	9,765,164	—	—	9,765,164

Stock options exercised	203,650	203	305,576	—	—	305,779

Unrealized gain on marketable securities	—	—	—	791,142	—	791,142

Net loss	—	—	—	—	(40,467,186)	(40,467,186)

Balance at December 31, 2024	45,582,288	$45,582	$344,224,338	$1,026,955	$(199,834,539)	$145,462,336

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,467,186)	$(22,287,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	112,805	6,041
Depreciation and amortization	1,425,214	1,068,882
Stock-based compensation	9,765,164	7,392,396
Changes in lease liabilities	(47,261)	(24,282)
Changes in operating assets and liabilities:
Receivables	3,504	(9,824,413)
Prepaid expenses and other assets	(458,653)	(75,884)
Accounts payable and accrued expenses	1,941,136	1,326,323
Deferred revenue	(12,270,465)	(3,178,066)
Net cash used in operating activities	(39,995,742)	(25,596,545)

Cash flows from investing activities:
Purchase of marketable securities	(208,441,162)	(97,441,506)
Proceeds from sales and maturities of marketable securities	93,796,269	104,597,249
Purchases of property and equipment	(1,166,871)	(1,311,660)
Payments for leasehold improvements	(372,104)	(735,873)
Net cash provided by (used in) investing activities	(116,183,868)	5,108,210

Cash flows from financing activities:
Net proceeds from sale of common stock	152,321,576	25,515,349
Proceeds from exercise of stock awards and warrants	450,173	64,601
Net cash provided by financing activities	152,771,749	25,579,950

Net increase (decrease) in cash and cash equivalents	(3,407,861)	5,091,615

Cash and cash equivalents balance at beginning of period	14,694,857	9,603,242

Cash and cash equivalents balance at end of period	$11,286,996	$14,694,857

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

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

Liquidity and Capital Resources

As of December 31, 2024, the Company’s cash, cash equivalents and marketable securities totaled approximately $151.5 million with an accumulated deficit of approximately $199.8 million. The Company has historically financed its research and development activities as well as operational expenses primarily from equity financings, government grants, and payments from collaboration partners. The Company’s principal uses of cash are for research and development expenses, expenses in development of manufacturing capabilities, general and administrative expenses, capital expenditures and other working capital requirements.

The Company’s future expenditures and capital requirements may be substantial and will depend on many factors, including, but not limited to, the following:

●	the timing and costs associated with our research and development activities, commercial launch activities, clinical trials and preclinical studies;
●	the timing and costs associated with the manufacturing of our product candidates, including the expansion of our manufacturing capacity to support the potential commercialization of deramiocel for DMD in the United States and other select territories;
●	the timing and costs associated with potential commercialization of our product candidates;
●	the number and scope of our research programs, including the expansion of our exosomes program;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs associated with pursuing marketing approval and potential commercialization of deramiocel in countries outside the United States.

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

Business Uncertainty Related to the Coronavirus

In light of past uncertainties due to COVID-19 and its economic and other impacts and to uncertainties around the timing and availability of grant disbursements, the loss of revenue from the REGRESS and ALPHA trials as well as any potential equity and debt financings, the Company submitted for the Employee Retention Credit (“ERC”), a credit against certain payroll taxes allowed to an eligible employer for qualifying wages, which was established by the CARES Act. The Company has submitted $738,778 in ERC for applicable 2020 and 2021 periods, receiving $191,199 in 2021, and $191,463 in 2023. As of December 31, 2024, the Company has recorded a receivable for $366,551 for the remainder of funds expected to be received, of which $190,582 was received subsequent to year end in January 2025.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are presented as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. As of December 31, 2024, marketable securities consist primarily of short-term United States treasuries.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $1,425,214 and $1,068,882 for the years ended December 31, 2024 and 2023, respectively.

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2024	2023
Furniture and fixtures	$192,083	$187,997
Laboratory equipment	6,318,362	5,449,597
Leasehold improvements	2,501,207	2,129,102
	9,011,652	7,766,696
Less accumulated depreciation	(3,450,055)	(2,206,055)
Property and equipment, net	$5,561,597	$5,560,641

Long-Lived Assets

The Company accounts for the impairment and disposition of long-live assets in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”). Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment related to long-lived assets was recorded for the years ended December 31, 2024 and 2023.

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

Leases will be classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases from ASC 842 analysis if and when the Company has them.

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

Revenue Recognition

The Company recognizes revenue following a five-step framework as control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by: (i) identifying the contract; (ii) identifying the performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when (or as) the Company satisfies a performance obligation. At contract inception, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation, or whether they are not distinct and are combined with other goods and services until a distinct bundle is identified. The Company then determines the transaction price, which typically includes upfront payments and any variable consideration that the Company determines is probable to not cause a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is resolved. The Company then allocates the transaction price to each performance obligation and recognizes the associated revenue when, or as, each performance obligation is satisfied.

The Company’s distribution agreements may entitle it to additional payments upon the achievement of milestones or shares of product revenue on sales. The milestones are generally categorized into two types: development milestones and sales-based milestones. The Company evaluates whether it is probable that the consideration associated with each milestone or shared revenue payments will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and royalties, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income (loss) in the Company’s consolidated statements of operation and comprehensive loss. Typically, milestone payments and shared revenue payments are achieved after the Company’s performance obligations associated with the distribution agreements have been completed and after the customer has assumed responsibility for the commercialization program. Milestones or shared revenue payments achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or shared revenue payments were achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

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

Under the U.S. Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku, the transaction price consists of variable shared revenue payments and fixed components in the form of an upfront payment and milestones. For the first performance obligation identified, which is the conduct of the HOPE-3, Phase 3 clinical study, the timing of the fixed component of the transaction price is upfront, however, the performance obligation is satisfied over a period of time, which is the estimated duration of the HOPE-3 clinical trial, Cohort A arm. Therefore, upon receipt of the upfront payment and achievement of the first milestone, a contract liability was recorded which represents deferred revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition. For the second performance obligation identified, which is the submission of our BLA to the FDA, the payment was due at the point in time when the application was submitted, as such, revenue was recognized at the point in time, and a contract asset was recorded which represents accounts receivable.

Grant Income

Generally, government research grants that provide funding for research and development activities are recognized as income when the related expenses are incurred, as applicable. Because the terms of the grant award (the “CIRM Award”) from the California Institute for Regenerative Medicine (“CIRM”) allow Capricor to elect to convert the grant into a loan after the end of the project period, the CIRM Award is being classified as a liability rather than income (see Note 5 - “Government Grant Awards”). Grant income is due upon submission of a reimbursement request. The transaction price varies for grant income based on the expenses incurred under the awards. No grant income was recognized during the years ended December 31, 2024 and 2023.

Receivables

As of December 31, 2024, and 2023, accounts receivable primarily consisted of $10 million due from Nippon Shinyaku, related to the second and first milestone payments, respectively, as well as $366,551 related to funds due from the Employee Retention Credit.

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

As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $97.1 million, available to reduce future taxable income, of which approximately $40.9 million will begin to expire in 2032. The post December 31, 2017 net operating losses generated of approximately $56.3 million will carryforward indefinitely, but may be subject to an 80% limitation upon utilization. As of December 31, 2024, the Company had state net operating loss carryforwards of approximately $176.8 million, available to reduce future taxable income, which will begin to expire in 2028. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state laws based on ownership changes and the value of the Company’s stock. Additionally, currently, the Company has approximately $6.3 million of federal research and development credits and approximately $11.8 million of federal orphan drug credits, available to offset future taxable income. These federal research and development and orphan drug credits begin to expire in 2027 and 2035, respectively. Additionally, the Company currently has approximately $2.1 million of California research and development credits available to offset future taxable income which will carryforward indefinitely. Utilization of these credits could be limited under Section 383 of the Code and similar state laws based on ownership changes and the value of the Company’s stock.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties were insignificant for the years ended December 31, 2024 and 2023. The Company files income tax returns with the IRS, the California Franchise Tax Board, and the Florida Department of Revenue.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $50.0 million and $36.4 million for the years ended December 31, 2024 and 2023, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $39.7 million and $22.2 million for the years ended December 31, 2024 and 2023, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the years ended December 31, 2024 and 2023, the Company’s other comprehensive income was $791,142 and $130,569, respectively.

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

For the years ended December 31, 2024 and 2023, warrants and options to purchase 15,666,804 and 13,268,807 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the years ended December 31, 2024 and 2023.

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

The following table summarizes the fair value measurements by level at December 31, 2024 and 2023 for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
	Level I	Level II	Level III	Total
Marketable Securities	$140,228,881	$—	$—	$140,228,881

	December 31, 2023
	Level I	Level II	Level III	Total
Marketable Securities	$24,792,846	$—	$—	$24,792,846

Carrying amounts reported in the balance sheet of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and deferred revenue approximate fair value due to their relatively short maturity. The carrying amounts of the Company’s marketable securities are based on market quotations from national exchanges at the balance sheet date. Interest and dividend income are recognized separately on the income statement based on classifications provided by the brokerage firm holding the investments. The fair value of borrowings is not considered to be significantly different from its carrying amount because the stated rates for such debt reflect current market rates and conditions.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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

October 2024 Underwritten Public Offering

On October 16, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Piper Sandler and Oppenheimer as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue, in a public offering an aggregate of 5,073,800 shares of common stock, including the exercise in full of the underwriters’ option to purchase additional shares to cover over allotments, at a public offering price of $17.00 per share for total gross proceeds of approximately $86.3 million, before deducting underwriting commissions and other offering expenses payable by the Company. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $5.4 million.

September 2024 Private Placement

On September 16, 2024, the Company entered into a Subscription Agreement with Nippon Shinyaku pursuant to which the Company agreed to issue and sell to Nippon Shinyaku in a private placement (the “Private Placement”), an aggregate of 2,798,507 shares of the common stock of the Company at a price per Share of $5.36, which was issued at a 20% premium to the 60-day volume-weighted average price, for an aggregate purchase price of approximately $15.0 million. The Subscription Agreement also included lock-up provisions restricting Nippon Shinyaku from selling or otherwise disposing of shares of Common Stock until the six-month anniversary of the Closing Date which occurred on March 15, 2025.

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

ATM Program

The Company established the ATM Program on June 21, 2021, with an aggregate offering price of up to $75.0 million, pursuant to a Common Stock Sales Agreement with Wainwright by which Wainwright sold our common stock at the market prices prevailing at the time of sale. Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.

From June 21, 2021 through October 1, 2024, the Company sold an aggregate of 9,228,383 shares of common stock under the ATM Program at an average price of approximately $8.13 per share for gross proceeds of approximately $75.0 million, which represents all amounts that were available to be sold under the ATM program. Effective October 1, 2024, the ATM Program was closed and terminated. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $2.4 million.

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

3.	STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the years ended December 31, 2024 and 2023:

		Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2023	105,782	$1.37
Granted	4,935,621	5.70
Exercised	—	—
Outstanding at December 31, 2023	5,041,403	$5.61
Granted	—	—
Exercised	(105,782)	1.37
Outstanding at December 31, 2024	4,935,621	$5.70

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock at December 31, 2024 and 2023:

		Warrants Outstanding
		December 31,	December 31,	Exercise Price	Expiration
Type	Grant Date	2024	2023	per Share	Date
Common Warrants	12/19/2019	—	40,782	$1.10	12/19/2024
Common Warrants	3/27/2020	—	65,000	$1.5313	3/27/2025
Common Warrants	10/3/2023	4,935,621	4,935,621	$5.70	10/3/2030
		4,935,621	5,041,403

Stock Awards

The Company’s Board of Directors (the “Board”) has approved five stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv) the 2020 Equity Incentive Plan (the “2020 Plan”), and (v) the 2021 Equity Incentive Plan (the “2021 Plan”). At this time, the Company only issues stock options and restricted stock awards under the 2020 Plan and the 2021 Plan and no longer issues stock awards under the 2006 Stock Option Plan, the 2012 Plan, or the 2012 Non-Employee Director Plan.

In June 2021, the Company’s stockholders approved the 2021 Plan, which authorized 3,500,000 shares of common stock reserved under the 2021 Plan for the issuance of stock awards.  The number of shares available for issuance under the 2021 Plan shall be automatically increased on January 1 of each year, commencing with January 1, 2022, by an amount equal to the lesser of 5% of the outstanding shares of Common Stock as of the last day of the immediately preceding fiscal year or such number of shares determined by the compensation committee of the Board. On January 1, 2025 and 2024, 2,279,114 and 1,557,416 shares were added under the 2021 Plan, respectively.

As of December 31, 2024, 59,850 stock awards remain available for issuance under the respective stock option plans.

The Company’s stock option plans are administered by the Board, in conjunction with the compensation committee of the Board, which determines the recipients and types of awards to be granted, as well as the number of shares subject to the awards, the exercise price and the vesting schedule. Each stock award granted will be designated in the award agreement as either an incentive stock option, a nonstatutory stock option, or a restricted stock award. Notwithstanding such designation, however, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options. Stock options are granted with an exercise price not less than equal to the closing price of the Company’s common stock on the date of grant, and generally vest over a period of one to four years. The term of stock options granted under each of the plans cannot exceed ten years.

The estimated weighted average fair value of the options granted during 2024 and 2023 were approximately $5.89 and $3.85 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company estimates the fair value of each restricted stock awards using the Company’s stock price on the grant date. There were no restricted stock awards issued during the year ended December 31, 2024 or 2023. The company used the following assumptions to estimate the fair value of stock options issued during the year ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Expected volatility	109 - 119%	111 - 121%
Expected term	5 - 7 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	3.7 - 4.5%	3.5 - 4.5%

Employee and non-employee stock-based compensation expense was as follows:

	Year ended December 31,
	2024	2023
General and administrative	$6,159,497	$5,476,151
Research and development	3,605,667	1,916,245
Total	$9,765,164	$7,392,396

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

As of December 31, 2024, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $20.4 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The following is a schedule summarizing employee and non-employee stock option activity for the years ended December 31, 2024 and 2023:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2023	5,776,839	$2.97
Granted	3,425,979	4.32
Exercised	(182,405)	2.55	$367,422
Expired/Cancelled	(788,009)	3.82
Outstanding at December 31, 2023	8,232,404	$3.46
Granted	3,236,726	6.81
Exercised	(226,105)	2.60	$1,973,252
Expired/Cancelled	(511,842)	5.79
Outstanding at December 31, 2024	10,731,183	$4.38	$101,787,480
Exercisable at December 31, 2024	6,568,089	$3.44	$68,037,248

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

CIRM Grant Award (HOPE)

On June 16, 2016, Capricor entered into the CIRM Award with CIRM in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating deramiocel for the treatment of DMD-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award included a co-funding requirement pursuant to which Capricor was required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, California Code of Regulations (CCR) Sections 100600-100612, and potentially the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor may be required to pay to CIRM is equal to nine times the total amount awarded and paid to Capricor.

After completing the CIRM funded research project and at any time after the award period end date (but no later than the ten-year anniversary of the date of the award), Capricor had the right to convert the CIRM Award into a loan, the terms of which will be determined based on various factors, including the stage of the research and development of the program at the time the election is made. On June 20, 2016, Capricor entered into a Loan Election Agreement with CIRM whereby, among other things, CIRM and Capricor agreed that if Capricor elects to convert the grant into a loan, the term of the loan could be up to five years from the date of execution of the applicable loan agreement; provided that the maturity date of the loan will not surpass the ten-year anniversary of the grant date of the CIRM Award. Beginning on the date of the loan, the loan shall bear interest on the unpaid principal balance, plus the interest that has accrued prior to the election point according to the terms set forth in the CIRM Loan Policy and CIRM Grants Administration Policy for Clinical Stage Projects (the “New Loan Balance”), at a per annum rate equal to the LIBOR rate for a three-month deposit in U.S. dollars, as published by the Wall Street Journal on the loan date, plus one percent. Interest shall be compounded annually on the outstanding New Loan Balance commencing with the loan date and the interest shall be payable, together with the New Loan Balance, upon the due date of the loan. In 2019, Capricor completed all milestones and close-out activities associated with the CIRM Award and expended all funds received.

The Company accounts for this award as a liability rather than income. As of December 31, 2024, Capricor’s principal liability balance for the CIRM Award was approximately $3.4 million, excluding any accrued interest as the Company had not elected to convert the CIRM Award into a loan.

Subsequently, on February 26, 2025, Capricor notified CIRM of its election to convert the CIRM Award into a loan. As a result, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. The terms of the loan agreement are currently under discussion with CIRM. Depending on these discussions, accrued interest on the CIRM Award could range from zero to approximately $7.1 million, and will continue to accrue over time until the final payout, if it is determined that interest is due.

6.	COMMITMENTS AND CONTINGENCIES

Short-Term Operating Leases

Capricor leases office space in Beverly Hills, California from The Bubble Real Estate Company, LLC ("Bubble Real Estate") pursuant to a lease beginning in 2013. Capricor subsequently entered into several amendments modifying certain terms of the lease. Effective January 1, 2021, we entered into a month-to-month lease amendment with Bubble Real Estate, which is terminable by either party upon 90 days’ written notice to the other party. Effective July 1, 2023, the monthly lease payment was $7,619 per month.

Commencing March 13, 2024, we entered into a License and Services Agreement with Azzur Cleanrooms-on-Demand – San Diego, LLC (the “Azzur License Agreement”) pursuant to which we were granted an exclusive license to use certain space and the non-exclusive right to use certain equipment and property for our early phase clinical manufacturing purposes. Our license fee was approximately $110,615 per month. The initial license agreement term expired on September 26, 2024, which the Company extended through November 8, 2024.

Commencing on November 20, 2024, the Company entered into a lease with Shiraz Partners LP for manufacturing facilities located in Vista, California, with a term of 6 months with an option to extend for another 6 months. The monthly base rent is $31,247. In March 2025, the Company extended the term of the lease until November 19, 2025.

In December 2024, the Company entered into a sublease agreement with Entos Pharmaceuticals US, Inc. for office and research space located in San Diego, California, with a monthly base rent of $63,127. The lease has a term of 12 months and has an option to continue on a month-to month basis after the expiration date.

Expenses incurred under short-term operating leases for the years ended December 31, 2024 and 2023 were $1,073,870 and $92,928, respectively.

Long-Term Operating Leases

Capricor leases facilities in Los Angeles, California from CSMC, pursuant to a lease (the “Facilities Lease”) entered into in 2014. Capricor has subsequently entered into several amendments modifying certain terms of the lease. We entered into an amendment effective August 1, 2024 for an additional 24-month period extending the term through July 31, 2026 with a monthly lease payment of $11,028.

Capricor leases facilities in San Diego, California from Altman Investment Co., LLC (“Altman”). The Company entered into a lease agreement commencing October 1, 2021 with Altman for 9,396 square feet of office and laboratory space (the “San Diego Lease”). The rent is subject to a 3.0% annual rent increase during the initial lease term of five years, plus certain operating expenses and taxes. The San Diego Lease contains an option for Capricor to renew for an additional term of five years. The Company has subsequently entered into several amendments to the San Diego Lease increasing the square footage of the premises. Effective October 1, 2023, the monthly lease payment was increased to $58,409 per month. Effective October 1, 2024, the monthly lease payment was increased to $60,161 per month. On February 26, 2025, the Company entered into a lease amendment modifying certain terms of the San Diego Lease (see Note 9 – “Subsequent Events”).

Effective November 1, 2021, the Company entered into a vivarium agreement with Explora BioLabs, Inc. (“Explora”), a Charles River Company, for vivarium space and services. Under the terms of the agreement, the Company is obligated to pay a base rent of $4,021 per month for an exclusive large vivarium room located in San Diego, California. In December 2022, we were notified by Explora of a monthly rent escalation of 4.5% bringing the base rent to approximately $4,202 per month effective January 1, 2023. Additionally, effective January 1, 2024, we entered into an amendment for an additional 24-month period extending the term through December 31, 2025 with a monthly lease payment of $4,370 commencing on January 1, 2024 subject to a 4.0% annual rent increase.

The long-term real estate operating leases are included in “lease right-of-use assets, net” on the Company’s Consolidated Balance Sheet and represent the Company’s right-to-use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in “lease liabilities, current” and “lease liabilities, net of current” on the Company’s Consolidated Balance Sheets.

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2024:

2025	$914,220
2026	634,889
2027	—
2028	—
2029	—
Total minimum lease payments	1,549,109
Less: imputed interest	(97,995)
Total operating lease liabilities	$1,451,114
Included in the consolidated balance sheet:
Current portion of lease liabilities	$834,799
Lease liabilities, net of current	616,315
Total operating lease liabilities	$1,451,114

Other Information:
Weighted average remaining lease term	1.7 years
Weighted average discount rate	7.4%

The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Year ended December 31,
	2024	2023
Lease costs	$841,429	$792,842
Lease payments	903,598	802,216

Legal Contingencies

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of December 31, 2024.

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

Additionally, the Company is a party to various agreements with contract research, manufacturing and other organizations that generally provide for termination upon notice, subject to certain time periods, with the exact amounts owed in the event of termination to be based on the timing of termination and the terms of the agreement.

Employee Severances

The Board from time to time may approve severance packages up to twelve months of their base salaries for specific full-time employees based on their length of service and position in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of December 31, 2024.

7.	LICENSE AND DISTRIBUTION AGREEMENTS

Intellectual Property Rights for Capricor’s Technology - Deramiocel and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), JHU, and CSMC. Capricor has also entered into an exclusive license agreement for intellectual property rights related to exosomes with CSMC and JHU. In addition, Capricor has filed patent applications related to the technology developed by its own scientists.

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

The Rome License Agreement will, unless extended or sooner terminated, remain in effect until the later of the last claim of any patent or until any patent application comprising licensed patent rights has expired or been abandoned. Under the terms of the Rome License Agreement, either party may terminate the agreement should the other party become insolvent or file a petition in bankruptcy. Either party may terminate the agreement upon the other party’s material breach, provided that the breaching party will have up to 90 days to cure its material breach. Capricor may also terminate the Rome License Agreement for any reason upon 90 days’ written notice to the University of Rome.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the FDA. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In March 2022, Capricor paid the $250,000 development milestone related to the Phase 2 study pursuant to the terms of the JHU License Agreement. Capricor’s next milestone payments will be triggered, if at all, upon a successful completion of a full Phase 3 study, for which a payment of $500,000 will be due, and upon receipt of a full FDA market approval, for which a payment of $1,000,000 will be due.

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

Nippon Shinyaku and NS Pharma, Inc. (its wholly-owned U.S. subsidiary) will be responsible for the distribution of deramiocel in the United States. Pursuant to the U.S. Distribution Agreement, Capricor received an upfront payment of $30.0 million in 2022. The first milestone payment of $10.0 million was paid upon completion of the futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. The second milestone payment of $10.0 million was triggered in December 2024 upon submission of the BLA to the FDA seeking marketing approval of deramiocel in the United States. Additionally, there is another potential milestone of $80.0 million due to Capricor upon receipt of marketing approval. The foregoing milestones are considered development milestones under the terms of the U.S. Distribution Agreement. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of deramiocel of up to $605.0 million. Subject to regulatory approval, Capricor will have the right to receive a share of product revenue which falls between 30 and 50 percent.

The Company has evaluated the U.S. Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. At the inception, the Company identified one distinct performance obligation. The Company determined that the performance obligation is the conduct of the HOPE-3, Phase 3 clinical study.

The Company determined the transaction price totaled $40.0 million, which was the upfront payment of $30.0 million and first milestone payment of $10.0 million. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. Revenue related to this performance obligation has been recognized using a proportional performance method in relation to the completion of the HOPE-3 clinical study, Cohort A arm, to determine the extent of progress towards completion. Under this method, the transaction price is recognized over the contract’s entire performance period using a cost percentage per patient visit relative to the total estimated cost of patient visits. As of December 31, 2024, all of the $40.0 million has been recognized as revenue.

In December 2024, the Company triggered its second milestone with Nippon Shinyaku under the U.S. Distribution Agreement, which related to a separate distinct performance obligation. The performance obligation was tied to the submission of our BLA to the FDA. As a result, the $10.0 million milestone payment is recognized as revenue within the Company’s consolidated statement of operations and comprehensive loss as of December 31, 2024.

For the year ended December 31, 2024, the Company recognized approximately $22.3 million as revenue compared to approximately $25.2 million for the year ended December 31, 2023. In relation to the U.S. Distribution Agreement, there was no deferred revenue recorded as of December 31, 2024, as the total $50.0 million payment received (including $30.0 million upfront payment and two $10.0 development milestone payments) has been fully recognized as revenue, compared to approximately $12.3 million as of December 31, 2023. As of December 31, 2024 and 2023, the Company recognized a receivable of $10.0 million for each year related to the first and second milestones, which payments were received in January 2025 and 2024, respectively.

The Company had no opening or closing contract asset balances recognized other than the accounts receivable mentioned above. The difference between the opening and closing balances of the Company’s contract liability results from the Company performance of services in connection to its performance obligation.

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

The Company has evaluated the Japan Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s consolidated balance sheets as of December 31, 2024.

Binding Term Sheet with Nippon Shinyaku (Territory: European Region)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. Upon execution of the definitive agreement, the

Company will evaluate the terms in accordance with ASU 606, Revenue for Contracts from Customers. As of December 31, 2024, nothing has been recorded or received.

Capricor and Nippon Shinyaku have entered into various amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties shall negotiate the definitive agreement to April 30, 2025.

8.	RELATED PARTY TRANSACTIONS

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice. As of December 31, 2024 and 2023, $10,000 was recorded in accounts payable and accrued expenses related to this Consulting Agreement.

In January 2024, Capricor entered into a Consulting Agreement with Michael Kelliher, a member of its Board of Directors, related to business development services whereby he was granted an option to purchase 30,000 shares of the Company's common stock.

Commercialization and Distribution Agreements

As noted above, Capricor is party to two commercialization and distribution agreements with Nippon Shinyaku, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “License and Distribution Agreements”). The amount receivable from Nippon Shinyaku as of December 31, 2024 and 2023 was $10.0 million. There were no outstanding payables as of December 31, 2024 or 2023.

Binding Term Sheet

As noted above, on September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet (see Note 7 – “License and Distribution Agreements”). At this time, Capricor and Nippon Shinyaku have entered into various amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties shall negotiate the definitive agreement to April 30, 2025.

Private Placement

On September 16, 2024, the Company entered into a Subscription Agreement with Nippon Shinyaku pursuant to which the Company agreed to issue and sell to Nippon Shinyaku in a private placement (the “Private Placement”), an aggregate of 2,798,507 shares of the common stock of the Company at a price per Share of $5.36, which was issued at a 20% premium to the 60-day volume-weighted average price, for an aggregate purchase price of approximately $15.0 million. In connection with the Private Placement, the Company also entered into a Registration Rights Agreement with Nippon Shinyaku on September 16, 2024 (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company has filed with the SEC a registration statement to register for resale the shares sold in the Private Placement, which registration statement was declared effective on November 8, 2024.

9.	SUBSEQUENT EVENTS

Stock Award Grants

In January 2025, the Company granted a total of 1,831,237 stock options and restricted stock awards to its employees, certain non-employee consultants, and directors.

San Diego Lease Amendment

On February 26, 2025, the Company entered into an amendment to the San Diego Lease (the “Fourth Amendment”) with Altman. Pursuant to the terms of the Fourth Amendment, the Company increased the rentable square footage to 34,348 square feet commencing on or before July 1, 2025 and extended the lease term to September 30, 2033. Commencing January 1, 2026, our base rent will increase to $188,914 per month. The rent is subject to a 3.0% annual rent increase commencing October 1, 2026 plus certain operating expenses and taxes. The Fourth Amendment contains an option for Capricor to renew for an additional term of five years.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in Internal Control-Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of the Company’s securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”

Amendment to Employment Agreements

On March 24, 2025, the Company amended the employment agreements of our named executive officers Linda Marbán, Anthony Bergmann and Karen Krasney to increase the severance period upon termination of employment without cause or resignation for good reason to twelve months from six months.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

The following table sets forth each member of our Board:

Name	Age	Positions	Director of Company Since
Linda Marbán, Ph.D.	61	President, Chief Executive Officer and Director	2013
Frank Litvack, M.D.	69	Executive Chairman and Director	2013
Earl M. (Duke) Collier Jr., J.D.	77	Director	2013
David B. Musket	67	Director	2013
George W. Dunbar Jr., M.B.A.	78	Director	2013
Karimah Es Sabar	67	Director	2021
Paul Auwaerter, M.D., M.B.A.	63	Director	2023
Philip Gotwals, Ph.D.	62	Director	2023
Michael Kelliher	48	Director	2023

*Age as of February 28, 2025

Linda Marbán, Ph.D. Dr. Marbán is our Chief Executive Officer, and has served in that capacity and on the Board since November 2013. Dr. Marbán is a co-founder of Capricor, Inc. (wholly-owned subsidiary of Capricor Therapeutics, Inc.) and has been with the Company since 2005 and became its Chief Executive Officer in 2010. Dr. Marbán has been in the biotechnology field for more than 20 years and brings extensive experience across research, product development and business development to the Company. From 2003-2009, Dr. Marbán held various senior roles at Excigen, Inc., a gene therapy biotechnology company, where she was responsible for operations and business development and where she oversaw the development of a biologic pacemaker for the heart. Prior to Excigen, Dr. Marbán worked in academic science, first at the Cleveland Clinic Foundation working on the development of contractile dysfunction in heart failure due to myocarditis, followed by a postdoctoral fellowship at Johns Hopkins University. While at Johns Hopkins, she advanced to the rank of Research Assistant Professor in the Department of Pediatrics, specializing in the mechanism of the biophysical properties of cardiac muscle. Her tenure at Johns Hopkins ran from 2000 to 2003. Dr. Marbán earned a Ph.D. from Case Western Reserve University in cardiac physiology and her Bachelor of Science from the University of Maryland.

Dr. Linda Marbán was selected to serve as a member of the Board in part due to her wealth of knowledge in research and development, especially for the treatment of cardiovascular diseases, her experience in early-stage life sciences companies spanning over a decade, as well as her business development expertise.

Frank Litvack, M.D., FACC. Dr. Litvack joined the Capricor, Inc. Board in 2012 and since November 2013 has been serving as the Company’s Executive Chairman. Dr. Litvack is a native of Canada. He completed medical school and residency at McGill University in Montreal and a Cardiovascular Fellowship at Cedars-Sinai Medical Center in Los Angeles, where he subsequently became co-director of the Cardiovascular Intervention Center and Professor of Medicine at UCLA. There he led a prominent clinical and research program known for its excellence in innovation, care, and leadership in Translational Medicine. Dr. Litvack was board-certified in Internal Medicine, Cardiovascular Diseases, and Interventional Cardiology. He has published more than one hundred research articles and chapters and is the recipient of several awards, including an American Heart Association Young Investigator Award, the Leon Goldman Medical Excellence Award for contributions to the field of biomedical optics, and the United States Space Technology and Space Foundation Hall of Fame for pioneering work with the excimer laser. Dr. Litvack left full-time practice and academics in 2000 to concentrate on entrepreneurial activities. Dr. Litvack has founded and operated several healthcare ventures, both as chairman and/or chief executive officer, including Progressive Angioplasty Systems Inc., a medical device company that was acquired by United States Surgical Corp. in 1998; Savacor, Inc., a medical device company that was acquired by St. Jude Medical in 2005; Conor Medsystems, Inc., a publicly-traded medical device company that was acquired by Johnson & Johnson in 2007 and V-Wave Ltd. (sold to Johnson & Johnson in 2024). He presently sits on the boards of Credence MedSystems, a drug delivery company and Levation Pharma, a specialty pharmaceutical company in the area of facial aesthetics which he co-founded. Dr. Litvack was formerly a Member of the Management Company of Pura Vida Investments, LLC, a healthcare hedge fund that he exited in 2023. Since 2023, he is the Managing Member of Wilhareka

Partners LLC. He is serving as a director on the board of Cardiovascular Research Foundation, a non-profit research and education entity and on the Advisory Board of the Tannenbaum Open Science Institute at McGill University.

Dr. Frank Litvack, our Executive Chairman, was selected to serve as a member of the Board in part due to his wealth of business-building experience and medical expertise that anchors our activities in sound scientific research and solid business planning and practices. Additionally, as an accomplished veteran of the healthcare industry who has orchestrated the founding, development, financing and sale of several medical technology companies, we believe that Dr. Litvack provides invaluable knowledge and leadership to the Company.

Earl M. (Duke) Collier Jr. Mr. Collier has been a member of the Capricor, Inc. Board since 2011 and became a member of the Company’s Board in November 2013. He is a member of the Company’s Compensation Committee and Chairman of the Nominating and Corporate Governance Committee. From 2010-2014, he served as the Chief Executive Officer of 480 Biomedical, a medical device company developing products used in the treatment of peripheral artery disease, and the executive chairman of Arsenal Medical, Inc., a medical device company. Mr. Collier was formerly Executive Vice President at Genzyme Corporation, a biotechnology company acquired by Sanofi for $20.1 billion in 2011. Mr. Collier also served as President of Vitas Healthcare, a hospice provider, as a partner at the Washington, DC-based law firm of Hogan and Hartson, and as Deputy Administrator of the Health Care Finance Administration (now CMS) in the U.S. Department of Health & Human Services. He is Chair Emeritus of the Innovation Advisory Board of Mass General Brigham. Additionally, he is a member of the board of the Boston Athenaeum. Previously, Mr. Collier served as a director of publicly-traded Decode Genetics Inc. (DGI Resolution, Inc.), a biopharmaceutical company; GenSight, a gene therapy company in Paris that trades on the French Euronext exchange; and Tesaro, Inc., a publicly-traded biopharmaceutical company. Mr. Collier earned a Bachelor of Arts degree at Yale University and received a law degree from the University of Virginia Law School.

Mr. Collier was selected to serve as a member of the Board in part due to his significant experience with early stage private and public companies and depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Additionally, Mr. Collier has extensive experience in the pharmaceutical industry, allowing him to contribute significant operational experience.

David B. Musket. Mr. Musket has been a member of the Capricor, Inc. Board since 2012 and a member of the Company’s Board since November 2013. He is Chairman of the Company’s Audit and Compensation Committees. Mr. Musket has vast experience in strategic finance and has been following developments in the pharmaceutical and medical device industries for over 30 years. Mr. Musket began his investment career as an equities research analyst at Goldman Sachs & Co. following the pharmaceutical industry. From 1991 through 2016 he served as President of Musket Research Associates, a registered broker/dealer focused exclusively on venture banking transactions for emerging healthcare companies. From 1996 to 2022 he was a General Partner of ProMed Management, a healthcare-focused investment management company. He has served on the boards of several private and public companies throughout his career. From 1999 to 2007, Mr. Musket served on the board of directors of publicly-traded Conor MedSystems, Inc. a medical device company sold to Johnson & Johnson in 2007 for $1.4 billion. Mr. Musket holds a Bachelor of Arts degree in Biology and Psychology from Boston College.

Mr. Musket was selected to serve as a member of the Board in part due to his venture capital and investment banking backgrounds and expertise in financing and growing early-stage biopharmaceutical companies. Additionally, Mr. Musket has significant experience with early stage private and public companies and brings a depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process.

George W. Dunbar Jr. Mr. Dunbar has been a member of the Capricor, Inc. Board since 2012 and a member of the Company’s Board since November 2013. He is a member of the Company’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. He has been a Managing Partner of The Dunbar Group, LLC since 2011, and provides advisory services to healthcare and life science investors and companies who recognize they need short-term or interim industry expertise as they grow in order to be capital efficient. Mr. Dunbar has extensive healthcare and life sciences operating experience and has served as a director or chief executive officer with private and public life science companies specializing in diagnostics, specialty pharma, cell therapy and biologics, two as chief executive officer, where he led initial public offerings. He served as chief executive officer of ISTO Technologies and ISTO Biologics, two private orthobiologics companies acquired by Thompson Street Capital Partners. Prior to ISTO, Mr. Dunbar served as a Venture Partner with Arboretum Ventures, a leading healthcare venture capital firm. Mr. Dunbar is currently a board member of Progenitor Life Sciences, a private next-generation immunotherapy development company, and Akadeum Life Sciences, a private next-generation sample prep/separations tools company with a focus on cell and gene therapy. Mr. Dunbar attended Auburn University where he graduated with a Bachelor of Science degree in Electrical Engineering and later received his M.B.A. He served on the Harbert College of Business M.B.A. Advisory Board and is an advisor with Life Science Tennessee and to Vanderbilt University’s Center for Technology Transfer and Commercialization.

Mr. Dunbar was selected to serve as a member of the Board in part due to his significant experience with early stage private and public companies and depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Additionally, Mr. Dunbar has extensive experience in the pharmaceutical industry, allowing him to contribute significant operational experience.

Karimah Es Sabar. Ms. Es Sabar joined the Company’s Board in July 2021 and is a member of the Audit Committee and Nominating and Corporate Governance Committees. Since 2016 she has been the CEO and General Partner at Quark Venture LP, a venture capital investment firm, leading their global health sciences enterprise. Prior to Quark Venture, Ms. Es Sabar was President and CEO at the Centre for Drug Research and Development (CDRD), Canada’s national drug development and commercialization center, responsible for developing and executing on the overall strategic direction. Ms. Es Sabar has held senior management positions with multinational pharmaceutical companies, most notably as Director International Division, and later Global Head Marketing and Business Development at Pasteur Merieux Connaught (Sanofi Pasteur) based in Toronto. She holds degrees in Neurochemistry from the Institute of Psychiatry, University of London, in Biochemistry and Chemistry from the University of Salford Manchester, and an Executive Certificate in Management and Leadership from the MIT Sloan School of Management. Ms. Es Sabar is also the Chair of the Health Biosciences Economic Strategy Table (Government of Canada) and she serves on the board of directors of several biosciences companies. She is a Member of the Order of British Columbia, and recipient of Canada’s Most Powerful Women: Top 100 Award and Canada’s Gold Award for Business Excellence amongst others.

Ms. Es Sabar was selected to serve as a member of the Board in part due to her significant experience with early stage private and public companies and brings a depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Additionally, Ms. Es Sabar has expertise in the innovation ecosystem and has extensive experience in the pharmaceutical industry, allowing her to contribute significant operational experience.

Paul G. Auwaerter, M.D., M.B.A., FIDSA. Dr. Paul Auwaerter joined the Company’s Board in July 2023. Since 2013, Dr. Auwaerter has been the Sherrilyn and Ken Fisher Professor of Medicine at the Johns Hopkins University School of Medicine, serving as the Clinical Director for the Division of Infectious Diseases and Director of the Sherrilyn and Ken Fisher Center for Environmental Infectious Diseases. Dr. Auwaerter has served since 2003 as the Executive Director and Chief Medical Officer of the Johns Hopkins Point of Care-Information Technology (POC-IT) Center, producing the Johns Hopkins ABX (Antibiotic), JH HIV, JH Osler, JH Psychiatry and JH Diabetes Guides. Dr. Auwaerter has also served as Editor-in-Chief of the ABX Guide since 2017. Dr. Auwaerter’s research and clinical interests have led to over 115 publications including improving the diagnosis and care for patients with infectious diseases, specifically Lyme disease, respiratory infections, surgical infections, prosthetic joint infections, Epstein-Barr virus, and fever of unknown origin. He has served as Chair of the Infectious Diseases Society of America Foundation and has been on the Board of Directors of the American Lyme Disease Foundation since 2018. He is a Past President of the Infectious Diseases Society of America (IDSA), the largest professional society worldwide related to infectious diseases, serving from 2017 to 2018. Dr. Auwaerter has been a member of the Board of Directors of the Baltimore Area Council of the Boy Scouts of America and has been awarded the National Distinguished Eagle Scout award. Dr. Auwaerter holds undergraduate and medical degrees from Columbia University and subsequent training in medicine and infectious diseases at Johns Hopkins, where he has been employed since 1988; he also trained in the virology and immunology laboratory of Dr. Diane Griffin.

Dr. Paul Auwaerter was selected to serve as a member of the Board in part due to his extensive medical background, including expertise in infectious diseases.

Philip J. Gotwals, Ph.D. Dr. Philip Gotwals joined the Company’s Board in July 2023. Dr. Gotwals has experience in drug development, research, corporate strategy and business development with a career spanning nearly 30 years in the biotechnology industry. Dr. Gotwals has been a Partner at RedSky Partners, LLC, which provides advisory services to the biotechnology industry in the areas of corporate strategy and business development since 2023. Previously, Dr. Gotwals served as the Global Head, Vice President of Business Development and Licensing at Novartis Institutes for

Biomedical Research (NIBR) from 2019 to 2023, where he oversaw business development efforts for all disease areas and technology platforms. Prior to that, Dr. Gotwals was Global Head of Search and Evaluation of NIBR from 2017 to 2019.  Dr. Gotwals also served as Executive Director, Immuno-Oncology, at NIBR from 2009 to 2017. Under Dr. Gotwals’ leadership, NIBR business development and licensing executed over 50 major strategic transactions which included licensing deals, collaborations, acquisitions and new company creations. These transactions led to significant corporate evolution and growth. During his 13 years at NIBR, Dr. Gotwals was instrumental in building the company’s immuno-oncology strategic research area and spearheading the collaboration with the University of Pennsylvania to develop chimeric antigen receptor (CAR) T-cell therapies. Prior to NIBR, he was Vice President of Program Management at Altus Pharmaceuticals from 2006 to 2009, where he was responsible for all product development project management activities. Prior to Altus, he was Senior Director of Program and Alliance Management at Biogen, from 1994 to 2006, where he oversaw leadership of internal and allied early product development teams in the autoimmune, neurology and oncology therapeutic areas. Dr. Gotwals has a B.A. in Biology from Amherst College, holds a Ph.D. in Genetics from the University of California at Berkeley, completed postdoctoral research at the Massachusetts Institute of Technology, business training at Harvard Business School and has published extensively in the area of integrin biology.

Dr. Gotwals was selected to serve as a member of the Board in part due to his significant experience with early stage private and public companies and brings a depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Additionally, Dr. Gotwals has extensive experience in the pharmaceutical industry, allowing him to contribute significant operational experience.

Michael Kelliher. Michael Kelliher joined the Company’s Board in September 2023. Mr. Kelliher is an experienced business development and finance professional with expertise in corporate strategy, mergers and acquisitions, strategic partnerships and licensing, with a career spanning more than 20 years with leading biotechnology and global pharmaceutical companies. He joined Ardelyx (Nasdaq: ARDX) in 2024, a company focused on discovering, developing and commercializing first-in-class targeted therapies that advance patient care, as Executive Vice President of Corporate Development and Strategy. There, he has responsibility for strategy, business development, and M&A. Prior to Ardelyx, Mr. Kelliher served as Group Vice President, M&A and Business Development, at Horizon Therapeutics (now Amgen), a global biotechnology company focused on researching, developing and commercializing medicines for rare, autoimmune and severe inflammatory diseases. During Mr. Kelliher’s 9-year tenure at Horizon, he led an aggressive growth and expansion agenda through acquisitions, development collaborations and other transactions. He was instrumental in transforming Horizon into a $28.0 billion innovation-driven biotech company. Prior to his time at Horizon, from 2009 to 2014, Mr. Kelliher held progressive financial roles at Elan Corporation (now Perrigo Company), a leading global pharmaceutical company where he oversaw strategic partnerships and collaborations and advised its board of directors and senior leadership on investments, business development, product commercialization and asset monetization. Mr. Kelliher began his career in banking, public accounting and corporate finance and holds a Bachelor of Commerce degree from the University College Cork (Ireland). He is also an Associated Chartered Accountant.

Mr. Kelliher was selected to serve as a member of the Board in part due to his significant experience with early stage private and public companies and brings a depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Additionally, Mr. Kelliher has extensive experience in the pharmaceutical industry, allowing him to contribute significant operational experience.

We believe that in order for our Board to effectively guide us through our continued growth as a development-stage biopharmaceutical company, it should be composed of individuals with sophistication and experience in the many disciplines that impact our business. In order to best serve our stockholders, we seek to have a Board, as a whole, that is competent in key corporate disciplines, including accounting and financial acumen, business judgement, governance, leadership, risk management, social responsibility and reputational issues, strategy and strategic planning. Additionally, we desire that the Board have specific knowledge related to our industry, such as expertise in healthcare, medical technology, and manufacturing. While we do not have a formal policy on diversity, when considering the selection of director nominees, the Nominating and Governance Committee considers individuals with diverse backgrounds, viewpoints, accomplishments, cultural backgrounds and professional expertise, among other factors. Further, our Board is committed to actively seeking highly qualified women and individuals from underrepresented minority groups to include in the pool from which new candidates are selected. Of our seven directors, two directors self-identify as female and one director self-identifies as a racial or ethnic minority.

Audit Committee

The current members of our Audit Committee are Mr. David Musket (Chair), Mr. George Dunbar and Ms. Karimah Es Sabar. The Board has determined that Mr. Musket qualifies as an “audit committee financial expert,” as defined by the applicable rules of the SEC. Mr. Musket has been determined by the Board satisfy the independence requirements under the pertinent listing standards of the Nasdaq and Rule 10A-3(b)(1) of the Exchange Act.

The Audit Committee of the Board is a separately-designated standing audit committee established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act.

INFORMATION REGARDING EXECUTIVE OFFICERS

Below is a list of the names, ages, positions, and a description of the business experience of each of our executive officers as of February 28, 2025:

Name	Age	Positions
Linda Marbán, Ph.D.	61	President, Chief Executive Officer and Director
Anthony Bergmann, M.B.A.	39	Chief Financial Officer
Karen G. Krasney, J.D.	72	Executive Vice President and General Counsel

A description of the business experience of Linda Marbán is provided above under the heading “Information Regarding the Board of Directors and Corporate Governance”.

Anthony Bergmann, M.B.A. Mr. Bergmann has served as our Chief Financial Officer since 2018 and has been involved in the biotechnology industry for over a decade. Mr. Bergmann joined Capricor in 2011 and has held various roles of increasing responsibility throughout his tenure. Prior to joining Capricor., Mr. Bergmann had experience in accounting, finance and operations management of companies ranging in size from start-ups to mid-size companies. Prior to Capricor., he was with the business management firm, Gettleson, Witzer and O’Connor headquartered in Beverly Hills, California, where he managed accounting and finance for several production studios generating motion pictures with worldwide revenue exceeding $1.0 billion. The firm’s clients included actors, musicians, producers, directors and international foundations across the entertainment and music industries. During his time at Capricor, Mr. Bergmann oversaw the Company’s reverse merger and uplisting to the Nasdaq Capital Market, completed equity financings yielding over $250 million and oversaw business development leading to multiple strategic partnerships for total deal value exceeding $1.5 billion. Mr. Bergmann earned his Bachelor of Science from Providence College and his M.B.A. from the University of Southern California’s Marshall School of Business. He is actively involved in various venture capital and entrepreneurial associations throughout the Southern California area.

Karen G. Krasney, J.D. Ms. Krasney has served as our Executive Vice President, Secretary and General Counsel since 2012. Ms. Krasney’s career spans over 40 years serving as general counsel for numerous corporations and private companies engaged in a wide variety of industries. Her extensive background and vast experience has been focused on domestic and international corporate and business law, as well as litigation. Ms. Krasney has been involved in the medical technology arena since the mid-1990s, representing several medical technology companies developing products for the treatment of cardiovascular disease. Commencing in 2002, Ms. Krasney served as legal counsel for Biosensors International Group Ltd., a multinational medical device company that developed, manufactured and sold medical devices for cardiology applications. In 2006, she accepted the position of General Counsel and Executive Vice President of Biosensors and served in that capacity until 2010. During her tenure at Biosensors Ms. Krasney, among other things, headed the legal team that facilitated the company’s successful initial public offering in Singapore and was responsible for negotiating and documenting all agreements for the company worldwide, including licensing agreements with major medical device companies and agreements required for the company’s international clinical trials. During her tenure at Capricor, Ms. Krasney has been responsible for overseeing all legal matters involving the Company including, business transactions, corporate governance, and intellectual property and has played an integral role in all transactional matters involving the Company. Ms. Krasney also serves as a director on the board of Cardiovascular Research Foundation, a non-profit research and education entity, and as a director for a private non-profit charitable foundation. Ms. Krasney received her Bachelor of Arts degree from the University of California, Los Angeles and her Juris Doctorate from the University of Southern California.

INSIDER TRADING POLICY

The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, contractors and agents. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all directors, officers, employees, consultants, contractors and agents, wherever they are located and whether they work for us on a full- or part-time basis. The Code of Ethics was designed to help such directors, employees and other agents to resolve ethical issues encountered in the business environment. The Code of Ethics covers topics such as conflicts of interest, compliance with laws, confidentiality of Company information, encouraging the reporting of any violations of the Code of Ethics, fair dealing and protection and use of Company assets.

A copy of the Code of Ethics, as adopted by the Board, and revised in April 2021, is available at the Corporate Governance page of our website at www.capricor.com. We may post amendments to or waivers of the provisions of the Code of Ethics, if any, made with respect to any directors and employees on that website. Please note that information contained on, or that can be accessed through, our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K.

DELINQUENT SECTION 16(A) REPORTS

None.

ITEM 11.	EXECUTIVE COMPENSATION.

The following is a discussion and analysis of compensation arrangements of our named executive officers. As an “smaller reporting company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements.

Overview

Our current executive compensation program is intended to align executive compensation with our business objectives and to enable us to attract, retain and reward executive officers who contribute to our long-term success. The compensation paid or awarded to our executive officers is generally based on the assessment of each individual’s performance compared against the business objectives established for the fiscal year as well as our historical compensation practices. For 2024, the material elements of our executive compensation program were base salary, annual cash bonuses and equity awards in the form of options.

This section provides a discussion of the compensation paid or awarded to our Chief Executive Officer and our two other most-highly compensated executive officers as of December 31, 2024. We refer to these individuals as our “named executive officers.” For 2024, our named executive officers were:

●	Linda Marbán, Ph.D., Chief Executive Officer and President
●	Anthony Bergmann, M.B.A., Chief Financial Officer
●	Karen Krasney, J.D., Executive Vice President and General Counsel

Competitive Market Review for 2024

In evaluating compensation decisions with respect to the 2024 base salaries, cash bonus opportunities and equity grants for our named executive officers, our compensation committee considered competitive market data based on the following peer group: Abeona Therapeutics; Arcturus Therapeutics; Dyne Therapeutics; Edgewise Therapeutics; Editas Medicine; Fate Therapeutics; Lineage Cell Therapeutics; Sana Biotechnology; Solid Biosciences; and Wave Life Sciences.  This peer group (the "2024 Peer Group") was oriented around the following primary criteria: industry sector; stage of development; employee headcount; and market capitalization. In assessing the competitiveness of our executive compensation program for 2024, the compensation committee compared certain aspects of our named executive officers’ compensation, including base salary, target bonus and equity incentives, to the compensation levels provided by our peer group. Based on the results of the peer group compensation assessment, we determined that compensation levels for our named executive officers in 2024 generally reflected market competitive positioning. The compensation committee also reviewed data from various life sciences surveys and analyses for compensation metrics used in the industry.

Compensation of Named Executive Officers

Base Salary. Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with us. In 2024, Dr. Marbán’s annual base salary was $229,300 and Mr. Bergmann and Ms. Krasney’s annual base salaries were $376,700, which reflect a 4% cost of living adjustment to each of their base salary levels from the 2023 base salary levels. Please see the “Salary” column in the 2024 Summary Compensation Table for the base salary amounts earned by each named executive officer in 2024.

Annual Cash Bonuses. Historically, we have provided our senior leadership team with short-term incentive compensation through our annual cash bonus plan. Annual bonus compensation holds executives accountable, rewards the executives based on actual business results and helps create a “pay for performance” culture. The compensation committee considers each named executive officer’s individual contributions towards reaching our annual corporate goals. There is no minimum bonus percentage or amount established for the named executive officers and, thus, the bonus amounts vary from year to year based on corporate and individual performance. Our annual cash bonus plan provides cash incentive award opportunities for the achievement of performance goals established by our board of directors at the beginning of each fiscal year, with each named executive officer being assigned corporate and department goals. Corporate goals were related to regulatory achievements for the deramiocel program as well as the completion of a successful financing. For 2024, the target bonus for each of our named executive officers was 40% of their base salary.  After considering efforts with respect to regulatory and clinical achievements for our deramiocel program, closing of a successful financing, stock price appreciation and achievement of corporate/departmental goals, the compensation committee awarded bonuses ranging from 30% to 66% of the named executive officer’s base salary.

Equity Compensation. To further align the interests of our executive officers with the interests of our stockholders and to further focus our executive officers on our long-term performance, we have historically granted equity compensation in the form of stock options. As part of their annual equity awards, in 2024, Dr. Marbán received stock option grants with respect to 250,000 shares, Ms. Krasney received stock option grants with respect to 80,000 shares, and Mr. Bergmann received stock option grants with respect to 85,000 shares, each with a per share exercise price equal to the fair market value of an underlying share at the time of grant and vesting in 1/48th monthly increments commencing February 1, 2024.

2024 Extraordinary Bonuses. Our board of directors has the discretion to provide bonus awards to named executive officers for extraordinary efforts during the year by providing equity compensation in the form of stock options or restricted stock awards. Following fiscal year 2024, our board of directors awarded Dr. Marbán and Mr. Bergmann one-time bonuses for their efforts during 2024 related to regulatory achievements for the deramiocel program, stock performance as well as the completion of a successful financing among other things. In January 2025, Dr. Marbán received 20,566 stock options with a grant value of $250,000 and Mr. Bergmann received 6,170 stock options and 3,342 restricted stock awards with an aggregate grant value of $125,000.

All Other Compensation. Our named executive officers are eligible to participate, on the same basis as our other employees, in our employee benefit plans, including our medical, dental, vision, life and disability plans, and our 401(k) plan.

2024 Summary Compensation Table

The following summary compensation table reflects cash and non-cash compensation for the 2024 and 2023 fiscal years awarded to or earned by our named executive officers.

					Option		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)		Awards($)(1)		Compensation ($)(2)	Total ($)
Linda Marbán, Ph.D.	2024	$229,300	$150,680	(3)	$1,150,000		$9,882	$1,539,862
Chief Executive Officer	2023	$220,500	$77,100	(4)	$466,695		$10,005	$774,300

Karen Krasney, J.D.	2024	$376,700	$113,010		$368,000		$11,850	$869,560
Executive Vice President & General Counsel	2023	$362,250	$72,400	(5)	$276,560	(6)	$12,072	$723,282

Anthony Bergmann, M.B.A.	2024	$376,700	$150,680		$391,000		$11,850	$930,230
Chief Financial Officer	2023	$362,250	$90,500	(7)	$293,845		$11,400	$757,995
(1)	Amounts reflect the grant date fair value of awards granted under the 2021 Equity Incentive Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation.” Assumptions used in the calculation of these amounts are included in Note 3 – “Stock Awards, Warrants and Options,” of the Notes to Consolidated Financial Statements. See the “Outstanding Equity Awards at Fiscal Year-End” table below for information regarding all option awards outstanding as of December 31, 2024.
(2)	Represents premiums contributed by the Company for the employee’s health reimbursement account and matching contributions contributed by the Company to each NEO’s account in the Company’s 401(k) Plan.
(3)	This amount reflects the cash bonus that Dr. Marbán was awarded with respect to 2024. Dr. Marbán elected to convert $100,000 of her cash bonus into stock options. Pursuant to this election, she received an option award for 14,396 shares of common stock that were deemed fully vested upon the grant date of January 2, 2025.
(4)	This amount has been updated from the amount reported in the 2023 Summary Compensation Table to include the portion of the cash bonus that the NEO elected to receive in fully vested stock options. For 2023, Dr. Marbán elected to convert $26,985 of her cash bonus into stock options in lieu of receiving the cash. Pursuant to this election, she received an option award for 9,633 shares of common stock that were deemed fully vested upon the grant date of January 2, 2024.
(5)	This amount has been updated from the amount reported in the 2023 Summary Compensation Table to include the portion of the cash bonus that the NEO elected to receive in fully vested stock options. For 2023, Ms. Krasney elected to convert $20,000 of her cash bonus into stock options. Pursuant to this election, she received an option award for 7,140 shares of common stock that were deemed fully vested upon the grant date of January 2, 2024.
(6)	This amount has been updated from the amount reported in the 2023 Summary Compensation Table to include the grant date fair value of the stock option award received by the NEO pursuant the NEO’s election to receive a portion of the cash bonus in equity. In accordance with SEC disclosure rules, this amount is reflected as Bonus for the period in which it was earned.
(7)	This amount has been updated from the amount reported in the 2023 Summary Compensation Table to include the portion of the cash bonus that the NEO elected to receive in fully vested stock options. For 2023, Mr. Bergmann elected to convert $27,150 of his cash bonus into stock options in lieu of receiving the cash. Pursuant to this election, he received an option award for 9,692 shares of common stock that were deemed fully vested upon the grant date of January 2, 2024.

Employment Agreements and Potential Payments Upon Termination or Change in Control

Linda Marbán, Ph.D. — President and Chief Executive Officer

Dr. Linda Marbán’s employment as our Chief Executive Officer is subject to the terms of that certain restated and amended employment agreement dated June 5, 2019, by and between Capricor, Inc. and Dr. Marbán. Effective January 1, 2024, Dr. Marbán’s annual base salary was set at $229,300. Dr. Marbán received a $150,680 bonus for 2024 services, of which $100,000 was converted into a fully vested option award on January 2, 2025 and $50,680 was paid on February 28, 2025. Dr. Marbán’s employment is at will and she has also signed an employee invention assignment, non-disclosure, non-solicitation and non-competition agreement. In the event Dr. Marbán’s employment is terminated by the Company other than for cause, death or disability, or if Dr. Marbán resigns for good reason, she would be entitled to receive a severance payment equal to twelve months’ (increased from six months in March 2025) salary then in effect (ignoring any decrease that forms the basis of Dr. Marbán’s resignation for good reason, if applicable).

Karen Krasney, J.D. — Executive Vice President, General Counsel

Karen Krasney’s employment as our Executive Vice President and General Counsel is subject to the terms of that certain employment agreement dated May 14, 2019. Effective January 1, 2024, Ms. Krasney’s annual base salary was set at $376,700. Ms. Krasney received a $113,010 bonus for 2024 services which was paid on February 28, 2025. In addition, Ms. Krasney has signed an at-will employment, confidential information, invention assignment and arbitration agreement. In the event Ms. Krasney’s employment is terminated by the Company other than for cause, death or disability, or if Ms. Krasney resigns for good reason, she would be entitled to receive a severance payment equal to twelve  months’ (increased from six months in March 2025) salary then in effect (ignoring any decrease that forms the basis of Ms. Krasney’s resignation for good reason, if applicable).

Anthony Bergmann, M.B.A. — Chief Financial Officer

Anthony Bergmann’s employment as our Chief Financial Officer is subject to the terms of that certain employment agreement dated May 14, 2019. Effective January 1, 2024, Mr. Bergmann’s annual base salary was set at $376,700. Mr. Bergmann received a $150,680 bonus for 2024 services which was paid on February 28, 2025. In addition, Mr. Bergmann has signed an at-will employment, confidential information, invention assignment and arbitration agreement. In the event Mr. Bergmann’s employment is terminated by the Company other than for cause, death or disability, or if Mr. Bergmann resigns for good reason, he would be entitled to receive a severance payment equal to twelve  months’ (increased from six months in March 2025) salary then in effect (ignoring any decrease that forms the basis of Mr. Bergmann’s resignation for good reason, if applicable).

2024 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised stock options held by the named executive officers at December 31, 2024. The options issued under the 2012 Restated Equity Incentive Plan, 2020 Equity Incentive Plan and 2021 Equity Incentive Plan are subject to early exercise. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting. As of December 31, 2024, none of our named executive officers have early exercised their stock options or held any other outstanding equity awards with respect to the Company.

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
Name	Exercisable	Unexercisable	Options	Price ($)	Expiration Date
Linda Marbán, Ph.D.	25,000	—	—	1.39	03/03/2025
	19,999	—	—	1.39	01/03/2027
	9,998	—	—	1.39	01/02/2028
	25,000	—	—	1.39	08/08/2029
	368,449	—	—	1.39	02/12/2030
	449,136	9,557	—	3.74	01/04/2031	(1)
	275,501	102,329	—	3.18	01/03/2032	(2)
	64,687	70,313	—	3.85	01/03/2033	(3)
	9,633	—	—	5.12	01/02/2034	(4)
	57,291	192,709	—	5.12	01/02/2034	(5)

Karen Krasney, J.D.	2,500	—	—	1.39	01/03/2027
	3,500	—	—	1.39	01/02/2028
	14,000	—	—	1.39	08/08/2029
	104,908	—	—	1.39	02/12/2030
	93,699	1,994	—	3.74	01/04/2031	(1)
	61,308	22,772	—	3.18	01/03/2032	(2)
	11,878	—	—	3.85	01/03/2033
	38,333	41,667	—	3.85	01/03/2033	(3)
	7,140	—	—	5.12	01/02/2034	(4)
	18,333	61,667	—	5.12	01/02/2034	(5)

Anthony Bergmann, M.B.A.	2,500	—	—	1.39	03/03/2025
	3,000	—	—	1.39	06/02/2026
	3,500	—	—	1.39	01/03/2027
	5,000	—	—	1.39	01/02/2028
	14,000	—	—	1.39	08/08/2029
	120,003	—	—	1.39	02/12/2030
	93,699	1,994	—	3.74	01/04/2031	(1)
	121,756	45,224	—	3.18	01/03/2032	(2)
	40,729	44,271	—	3.85	01/03/2033	(3)
	9,692	—	—	5.12	01/02/2034	(4)
	19,479	65,521	—	5.12	01/02/2034	(5)
(1)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing February 1, 2021.
(2)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing February 1, 2022.
(3)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing February 1, 2023.
(4)	Vesting schedule is as follows: Fully vested upon issuance on January 2, 2024.

(5)	Vesting schedule is as follows: The shares of common stock subject to this option vest 1/48th per month commencing February 1, 2024.

Policies and Practices Regarding the Grant of Equity Awards

We do not schedule the grant of any equity awards in anticipation of the disclosure of material, non-public information and we do not schedule the disclosure of material, non-public information based on the timing of granting equity awards. We have not adopted a formal policy that dictates the timing of equity award grants. We generally grant broad-based equity awards on the first business day of each year. In addition, we may choose to grant equity awards outside of the annual broad-based awards (e.g., as part of a new hire package or as a retention or promotional incentive). Stock options may be granted only with an exercise price at or above the closing market price of our common stock on the date of grant. During 2024, no stock option grants were made to any of our NEOs during any period beginning four business days before the filing or furnishing of a periodic report or current report and ending one business day after the filing or furnishing of any such report with the SEC.

NON-EMPLOYEE DIRECTOR COMPENSATION

We have adopted the following non-employee director compensation program to help us attract and retain highly- qualified directors and to align the interests of our directors with the long-term interests of our stockholders. Our compensation committee is responsible for reviewing the compensation of our non-employee directors periodically and recommends changes to the board of directors when it deems appropriate. Our compensation committee conducts this review through the assistance of an external compensation consultant, when appropriate, although the compensation committee ultimately makes its own decision about these matters.

Non-Employee Directors

Under this director compensation program, we pay our non-employee directors (excluding our executive chairman) (i) an annual cash retainer of $70,000 of which the value is converted into stock options; (ii) an annual cash retainer for service as a chair or member of a committee ranging from $7,500 to $20,000 depending on the committee of which the value is converted into stock options; and (iii) an annual retention grant of stock options valued at $150,000 as of the grant date, which is scheduled to vest monthly over a period of one year, subject to the director’s continuous service on each applicable vesting date. Our director compensation program for non-employee directors did not materially change from 2023.

Executive Chairman

At this time, other than Dr. Litvack, none of the non-employee directors receive any cash compensation for their service. In 2014, we entered into a consulting agreement with Dr. Litvack for $10,000 per month, for an aggregate of $120,000 per year which remains in effect. The consulting services are primarily related to strategic, finance and business development services provided to the Company. For 2023 service, as executive chairman, Dr. Litvack was granted a stock option in January 2024 to purchase 200,000 shares, which vest monthly over a four-year period from grant date. For 2024 services, as executive chairman, Dr. Litvack was granted a stock option in January 2025 to purchase 50,000 shares, which vest monthly over a one-year period from the grant date.

New Directors

From 2021 to 2024, each new non-employee director was entitled to receive a grant of 115,000 stock options, which were scheduled to vest 25% on the one-year anniversary of the grant date and the remainder vest monthly over the following three years, subject to such director’s continuous service on each applicable vesting date.

Expense Reimbursement

Our non-employee directors are also reimbursed for their reasonable out-of-pocket travel expenses to cover in-person attendance at and participation in board of directors and committee meetings.

2024 Director Compensation Table

The following table sets forth the compensation received by our directors in fiscal year 2024. Dr. Marbán is not listed below because she is an employee of the Company and receives no additional compensation for serving on our Board or its committees. Please see the 2024 Summary Compensation Table for the compensation received by Dr. Marbán for her service as our Chief Executive Officer.

	Fees Earned or		All Other
Name	Paid in Cash	Option Awards(1)(2)	Compensation		Total
Frank Litvack, M.D.	—	$862,400	$120,000	(3)	$982,400
Earl M. (Duke) Collier Jr., J.D.	—	$218,484	—		$218,484
David B. Musket	—	$248,501	—		$248,501
George W. Dunbar Jr., M.B.A.	—	$222,226	—		$222,226
Karimah Es Sabar	—	$203,476	—		$203,476
Paul Auwaerter, M.D., M.B.A.	—	$156,853	—		$156,853
Philip Gotwals, Ph.D.	—	$157,064	—		$157,064
Michael Kelliher	—	$275,609	—		$275,609
(1)	Amounts reflect the grant date fair value of awards granted under the 2021 Equity Incentive Plan computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation.” Assumptions used in the calculation of these amounts are included in Note 3 – “Stock Awards, Warrants and Options” of the Notes to the Consolidated Financial Statements.
(2)	Options granted for the following number of shares were outstanding as of December 31, 2024: Dr. Litvack – 1,190,532 shares; Mr. Collier – 322,054 shares; Mr. Musket – 387,296 shares; Mr. Dunbar – 349,384 shares; Ms. Es Sabar – 231,010 shares; Dr. Auwaerter – 151,900 shares; Dr. Gotwals – 151,950 shares; and Mr. Kelliher – 179,870 shares.
(3)	Pursuant to the terms of a Consulting Agreement, dated March 24, 2014, Capricor, Inc. paid to Dr. Litvack $10,000 per month, for an aggregate of $120,000, during the year ended December 31, 2024, as consideration for consulting services.

Risk Assessment of Compensation Programs

We do not believe that our compensation programs create risks that are reasonably likely to have a material adverse effect on our Company. We believe that the combination of different types of compensation as well as the overall amount of compensation, together with our internal controls and oversight by our Board, mitigates potential risks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

We have three equity-incentive plans that have been approved by stockholders: (i) the 2012 Restated Equity Incentive Plan; (ii) the 2020 Equity Incentive Plan (the “2020 Plan”); and (iii) the 2021 Equity Incentive Plan (the “2021 Plan”). The Company also maintains the 2012 Non-Employee Director Stock Option Plan, which has not been approved by stockholders. At this time, the Company only issues options under the 2020 Plan and 2021 Plan.

The following table sets forth additional information with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2024. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and rights, and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options, warrants and rights.

Equity Compensation Plan Information

	Number of	Weighted-
	securities to	average	Number of securities
	be issued	exercise	remaining available for
	upon exercise	price of	future issuance
	of outstanding	outstanding	under equity
	options,	options,	compensation plans
	warrants and	warrants	(excluding securities
	rights	and rights	reflected in column
Plan Category	(A)	(B)	(A))(C)
Equity compensation plans approved by security holders:
The 2012 Restated Equity Incentive Plan(1)	251,389	$1.44	—
The 2020 Equity Incentive Plan	3,211,438	$3.12	588
The 2021 Equity Incentive Plan	7,268,356	$5.04	59,262	(2)
Total	10,731,183	$4.38	59,850
(1)	The 2012 Restated Equity Incentive Plan expired in November 2022, therefore, no additional stock option awards may be granted from the 2012 Restated Equity Incentive Plan.
(2)	The number of shares available for future issuance under the 2021 Plan shall automatically increase on January 1 of each year by an amount equal to 5% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year (rounded down to the nearest whole share).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of February 28, 2025 by:

●	each of our current directors;
●	each named executive officer as defined and named in this Annual Report on Form 10-K, and included in the Summary Compensation Table;
●	all of our current directors and executive officers as a group; and
●	each person known by us to beneficially own more than five percent of our common stock (based on information supplied in Schedules 13D and 13G filed with the SEC).

Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and dispositive power with respect to all capital stock shown to be held by that person. The address of each named executive officer and director, unless indicated otherwise, is c/o Capricor Therapeutics, Inc., 10865 Road to the Cure, Suite 150, San Diego, California 92121.

	Shares of Common	Percentage of Common
	Stock Beneficially	Stock Beneficially
Name of Beneficial Owner	Owned(1)	Owned(1)
Named Executive Officers and Directors:
Frank Litvack, M.D.(2)	1,065,957	2.3
Earl M. (Duke) Collier Jr., J.D.(3)	379,061	*
David B. Musket(4)	475,534	1.0
George W. Dunbar Jr., M.B.A.(5)	359,701	*
Karimah Es Sabar(6)	231,239	*
Paul Auwaerter, M.D., M.B.A.(7)	99,991	*
Philip Gotwals, Ph.D.(8)	95,761	*
Michael Kelliher(9)	120,565	*
Anthony Bergmann, M.B.A.(10)	477,513	1.0
Linda Marbán, Ph.D.(11)	1,600,430	3.4
Karen Krasney, J.D.(12)	409,731	*
Directors and executive officers as a group (11 individuals)	5,315,483	10.5
5% Stockholders:
Highbridge Capital Management, LLC and affiliated entities(13)	5,579,398	11.5
BlackRock, Inc.(14)	2,966,914	6.5
The Vanguard Group (15)	2,276,784	5.0
Nippon Shinyaku Co., Ltd.(16)	7,090,351	14.8

*Represents less than 1%.

(1)	We have based percentage ownership of our common stock on 45,622,046 shares of our common stock outstanding as of February 28, 2025. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and includes any shares as to which the security holder has sole or shared voting power or dispositive power, and also any shares which the security holder has the right to acquire within sixty (60) days of February 28, 2025, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security holder that he, she or it is a direct or indirect beneficial owner of those shares.
(2)	Includes (i) 107,382 shares held by Dr. Litvack; (ii) 46,278 shares held by the Litvack Curtis Family Trust; and (iii) 912,297 shares issuable upon the exercise of stock options held directly by Dr. Litvack that are exercisable or will become exercisable within sixty (60) days of February 28, 2025. The shares issuable upon the exercise of stock options issued to Dr. Litvack are subject to early exercise under the 2021 Plan, the 2020 Plan, and the 2012 Plan. As of February 28, 2025, Dr. Litvack has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.
(3)	Includes (i) 57,606 shares held by Mr. Collier; and (ii) 321,455 shares issuable upon the exercise of stock options which are exercisable or will become exercisable within sixty (60) days of February 28, 2025. The shares issuable upon the exercise of stock options issued to Mr. Collier are subject to early exercise under the 2021 Plan and the 2020 Plan. As of February 28, 2025, Mr. Collier has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.
(4)	Includes (i) 7,096 shares held by SEP FBO David B. Musket, Pershing LLC as Custodian; (ii) 81,692 shares held by David B. Musket; and (iii) 386,746 shares issuable upon the exercise of stock options held directly by David B. Musket, which are exercisable or will become exercisable within sixty (60) days of February 28, 2025. The shares issuable upon the exercise of stock options issued to Mr. Musket are subject to early exercise under the 2021 Plan, the 2020 Plan, and the 2012 Plan. As of February 28, 2025, Mr. Musket has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.

(5)	Includes (i) 10,556 shares held by Mr. Dunbar; and (ii) 349,145 shares issuable upon the exercise of stock options that are exercisable or will become exercisable within sixty (60) days of February 28, 2025. The shares issuable upon the exercise of stock options issued to Mr. Dunbar are subject to early exercise under the 2021 Plan, the 2020 Plan, and the 2012 Plan. As of February 28, 2025, Mr. Dunbar has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.
(6)	Includes 231,239 shares issuable upon the exercise of stock options which are exercisable or will become exercisable within sixty (60) days of February 28, 2025. The shares issuable upon the exercise of stock options issued to Ms. Es Sabar are subject to early exercise under the 2021 Plan. As of February 28, 2025, Ms. Es Sabar has not indicated her intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.
(7)	Includes (i) 5,000 shares held by Dr. Auwaerter, and (ii) 94,991 shares issuable upon the exercise of stock options which are exercisable or will become exercisable within sixty (60) days of February 28, 2025. The shares issuable upon the exercise of stock options issued to Dr. Auwaerter are subject to early exercise under the 2021 Plan. As of February 28, 2025, Dr. Auwaerter has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.
(8)	Includes 95,761 shares issuable upon the exercise of stock options which are exercisable or will become exercisable within sixty (60) days of February 28, 2025. The shares issuable upon the exercise of stock options issued to Dr. Gotwals are subject to early exercise under the 2021 Plan. As of February 28, 2025, Dr. Gotwals has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.
(9)	Includes 120,565 shares issuable upon the exercise of stock options which are exercisable or will become exercisable within sixty (60) days of February 28, 2025. The shares issuable upon the exercise of stock options issued to Mr. Kelliher are subject to early exercise under the 2021 Plan. As of February 28, 2025, Mr. Kelliher has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.
(10)	Includes (i) 5,723 shares held by Mr. Bergmann and (ii) 471,790 shares issuable upon the exercise of stock options held directly by Mr. Bergmann that are exercisable or will become exercisable within sixty (60) days of February 28, 2025. The shares issuable upon the exercise of stock options issued to Mr. Bergmann are subject to early exercise under the 2021 Plan, the 2020 Plan, and the 2012 Plan. As of February 28, 2025, Mr. Bergmann has not indicated his intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.
(11)	Includes (i) 198,604 shares held by Dr. Linda Marbán; (ii) 920 shares held by Linda and Eduardo Marbán as joint tenants with rights of survivorship; and (iii) 1,400,906 shares issuable upon the exercise of stock options held directly by Dr. Linda Marbán which are exercisable or will become exercisable within sixty (60) days of February 28, 2025. Certain shares issuable upon the exercise of stock options issued to Dr. Linda Marbán are subject to early exercise under the 2021 Plan, the 2020 Plan, and the 2012 Plan. As of February 28, 2025, Dr. Linda Marbán has not indicated her intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.
(12)	Includes (i) 28,047 shares held by Ms. Krasney and (ii) 381,684 shares issuable upon the exercise of stock options held directly by Ms. Krasney that are exercisable or will become exercisable within sixty (60) days of February 28, 2025. The shares issuable upon the exercise of stock options issued to Ms. Krasney are subject to early exercise under the 2021 Plan, the 2020 Plan, and the 2012 Plan. As of February 28, 2025, Ms. Krasney has not indicated her intent to exercise early. If the option holder elects to take advantage of the early exercise feature and purchase shares prior to the vesting of such shares, the shares will be deemed restricted stock and will be subject to a repurchase option in favor of the Company if the option holder’s service to the Company terminates prior to vesting.
(13)	Includes (i) 2,789,699 shares held by Highbridge Capital Management, LLC and affiliated entities; and (ii) 2,789,699 shares issuable upon the exercise of warrants held directly by Highbridge Capital Management, LLC and affiliated entities which are exercisable or will become exercisable within sixty (60) days of February 28, 2025. Highbridge

Capital Management, LLC reports that it holds shared voting power and shared dispositive power with respect to all shares held by it. The address for Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172. Based solely on information set forth in a Schedule 13G/A filed with the SEC on November 8, 2024.
(14)	Includes 2,966,914 shares held by BlackRock, Inc. (“BlackRock”). BlackRock reports that it holds sole voting power and sole dispositive power with respect to all shares held by it. The address for BlackRock is 50 Hudson Yards, New York, New York 10001. Based solely on information set forth in a Schedule 13G/A filed with the SEC on February 5, 2025.
(15)	Includes 2,276,784 shares held by The Vanguard Group. The Vanguard Group reports that it holds shared voting power and sole and shared dispositive power with respect to all shares held by it. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. Based solely on information set forth in a Schedule 13G filed with the SEC on January 30, 2025.
(16)	Includes (i) 4,944,429 shares held by Nippon Shinyaku Co., Ltd.; and (ii) 2,145,922 shares issuable upon the exercise of warrants held directly by Nippon Shinyaku Co., Ltd. which are exercisable or will become exercisable within sixty (60) days of February 28, 2025. Nippon Shinyaku Co., Ltd reports that it holds sole voting power and sole dispositive power with respect to all shares held by it. The address for Nippon Shinyaku Co., Ltd. is 14, Nishinosho-Monguchi-cho, Kisshoin, Minami-ku, Kyoto 601-8550, Japan. Based solely on information set forth in a Schedule 13G/A filed with the SEC on September 24, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

Except as reported below, there have not been transactions since January 1, 2024, in which we were a party, where the amount involved exceeded or will exceed $120,000 and in which any related party, as defined in Item 404 of Regulation S-K, had a direct or indirect material interest.

Nippon Shinyaku Co., Ltd.

Commercialization and Distribution Agreement with Nippon Shinyaku (Territory: United States)

On January 24, 2022, Capricor entered into a Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku Co. Ltd. (“Nippon Shinyaku”), a Japanese corporation and a shareholder of the Company.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the clinical development and manufacturing of deramiocel. Nippon Shinyaku and NS Pharma, Inc. (its wholly-owned U.S. subsidiary) will be responsible for the distribution of deramiocel in the United States. Pursuant to the U.S. Distribution Agreement, Capricor received an upfront payment of $30.0 million in 2022. The first milestone payment of $10.0 million was paid upon completion of the futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. The second milestone payment of $10.0 million was triggered in December 2024 upon submission of the BLA to the FDA seeking marketing approval of deramiocel in the United States. Additionally, there is another potential milestone of $80.0 million due to Capricor upon receipt of marketing approval. The foregoing milestones are considered development milestones under the terms of the U.S. Distribution Agreement. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of deramiocel of up to $605.0 million. Subject to regulatory approval, Capricor will have the right to receive a share of product revenue which falls between 30 and 50 percent.

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

Binding Term Sheet with Nippon Shinyaku (Territory: Europe)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If a definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. In the event of execution of a definitive agreement, the Company will evaluate the terms in accordance with ASU 606, Revenue for Contracts from Customers. As of December 31, 2024, nothing has been recorded or received.

Capricor and Nippon Shinyaku have entered into various amendments to the Term Sheet, pursuant to which the parties agreed to extend the due date for execution of a definitive agreement to April 30, 2025.

September 2024 Private Placement

On September 16, 2024, the Company entered into a Subscription Agreement with Nippon Shinyaku pursuant to which the Company agreed to issue and sell to Nippon Shinyaku in a private placement (the “Private Placement”), an aggregate of 2,798,507 shares of the common stock of the Company at a price per Share of $5.36, which was issued at a 20% premium to the 60-day volume-weighted average price, for an aggregate purchase price of approximately $15.0 million. The Subscription Agreement also includes lock-up provisions restricting Nippon Shinyaku from selling or otherwise disposing of shares of Common Stock until the six-month anniversary of the Closing Date.

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

Employment Agreements

Information regarding our executive employment agreements for certain officers is located under the caption, “Employment Agreements and Potential Payments Upon Termination or Change in Control” above.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the Board has affirmatively determined that the following eight directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Frank Litvack, Mr. Earl Collier, Mr. David Musket, Mr. George Dunbar, Ms. Es Sabar, Dr. Paul Auwaerter, Dr. Philip Gotwals and Mr. Michael Kelliher. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us. In addition to transactions required to be disclosed under SEC rules, the Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf. Each of our standing Board committees entirely consist of, and throughout fiscal year 2024 consisted of, independent directors.

Dr. Linda Marbán, our President and Chief Executive Officer, is not an independent director by virtue of her employment with the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the audit of the 2024 financial statements, we entered into an engagement agreement with Rose, Snyder & Jacobs LLP which sets forth the terms by which Rose, Snyder & Jacobs LLP would perform audit services for us.

The following is a summary of the approximate fees billed to us by Rose, Snyder & Jacobs LLP, our independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2024 and 2023 which includes Capricor, Inc. and Capricor Therapeutics, Inc.:

	Fiscal Year Ended
	December 31,
Service Category	2024	2023
Audit Fees	$94,000	$89,050
Audit-Related Fees	65,000	45,250
Tax Fees	12,200	11,500
All Other Fees	12,200	1,600
Total Fees	$183,400	$147,400

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, as well as the audit and review of our financial statements included in our registration statements filed under the Securities Act and issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, except those not required by statute or regulation; “audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories which include foreign tax research and consents necessary for applicable filings with the SEC.

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

10.36	Sixth Amendment to Facilities Lease, dated as of July 31, 2022, by and between Capricor, Inc. and Cedars-Sinai Medical Center. *

10.37

Seventh Amendment to Facilities Lease, dated as of September 26, 2023, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2024).

10.38

Restated and Amended Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Linda Marbán, dated June 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.39	First Amendment to Restated and Amended Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Linda Marbán, dated March 24, 2025. *†+

10.40

Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Anthony J. Bergmann, dated May 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.41	First Amendment to Restated and Amended Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Anthony J. Bergmann, dated March 24, 2025. *†+

10.42

Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Karen G. Krasney, dated May 14, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.43	First Amendment to Restated and Amended Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Karen G. Krasney, dated March 24, 2025. *†+

10.44

Common Stock Sales Agreement, dated July 22, 2019, between Capricor Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 22, 2019).

10.45	Capricor Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on June 17, 2020). †

10.46

Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the Commission on June 17, 2020). †

10.47

Seventh Amendment to Exclusive License Agreement, dated as of August 20, 2020, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2020).+

10.48	Capricor Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021). †

10.49

Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021). †

10.50

Standard Industrial/Commercial Multi-Tenant Lease, dated as of July 16, 2021, by and between Capricor Therapeutics, Inc. and Altman Investment Company, LLC (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022). +

10.51	First Amendment to Lease, dated as of June 8, 2022, by and between Capricor, Inc. and Altman Investment Company, LLC. *+

10.52	Second Amendment to Lease, dated as of September 8, 2022, by and between Capricor, Inc. and Altman Investment Company, LLC. *+

10.53	Amendment to Lease, dated as of August 10, 2023, by and between Capricor, Inc. and Altman Investment Company, LLC. *+

10.54	Fourth Amendment to Lease, dated as of February 26, 2025, by and between Capricor, Inc. and Altman Investment Company, LLC. *+

10.55

U.S. Commercialization and Distribution Agreement, dated as of January 25, 2022, by and among Capricor Therapeutics, Inc., Capricor, Inc. and Nippon Shinyaku Co. Ltd. (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022). +

10.56

Japan Commercialization and Distribution Agreement, dated as of February 10, 2023, by and among Capricor Therapeutics, Inc., Capricor, Inc. and Nippon Shinyaku Co. Ltd. (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 17, 2023). +

10.57

Term Sheet for Distribution of Deramiocel (CAP-1002) in Europe, by and between the Company and Nippon Shinyaku Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2024).

10.58

Subscription Agreement, dated September 16, 2024, by and between the Company and Nippon Shinyaku Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2024).

10.59

Registration Rights Agreement, dated September 16, 2024, by and between the Company and Nippon Shinyaku Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2024).

10.60

Letter of Intent, dated September 16, 2024, by and between the Company and Nippon Shinyaku Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2024).

19.1	Capricor Therapeutics, Inc. Insider Trading Policy. *

21.1	List of Subsidiaries. *

23.1	Consent of Rose Snyder & Jacobs, LLP. *

24.1	Power of Attorney (included on signature page hereof). *

31.1	Certification of Principal Executive Officer. *

31.2	Certification of Principal Financial Officer. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97	Capricor Therapeutics, Inc. Policy on Recoupment of Incentive Compensation. *

101

The following financial information from Capricor Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023, (iii) Consolidated Statement of Stockholders’ Equity for the period from December 31, 2022 through December 31, 2024, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

+ Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2025.

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

Signature	Title	Date

/s/ Linda Marbán, Ph.D.	Chief Executive Officer and Director	March 26, 2025
Linda Marbán, Ph.D.	(Principal Executive Officer)

/s/ Anthony J. Bergmann	Chief Financial Officer	March 26, 2025
Anthony J. Bergmann	(Principal Financial and Principal Accounting Officer)

/s/ Frank Litvack, M.D.	Executive Chairman and Director	March 26, 2025
Frank Litvack, M.D.

/s/ Earl M. Collier	Director	March 26, 2025
Earl M. Collier

/s/ David B. Musket	Director	March 26, 2025
David B. Musket

/s/ George W. Dunbar	Director	March 26, 2025
George W. Dunbar

/s/ Karimah Es Sabar	Director	March 26, 2025
Karimah Es Sabar

/s/ Paul Auwaerter	Director	March 26, 2025
Paul Auwaerter

/s/ Michael Kelliher	Director	March 26, 2025
Michael Kelliher

/s/ Philip Gotwals	Director	March 26, 2025
Philip Gotwals