Form 10-Q
period 2025-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2025-05-14
CIK 1133869

variable

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, there were 45,707,819 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;
●	the development of our drug and vaccine candidates, including when we expect to undertake, initiate and complete clinical trials of our drug and vaccine candidates;
●	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug filings, Clinical Trial Application filings, New Drug Application filings, Biologics License Application, and other regulatory submissions;
●	regulatory developments involving products and our facilities, including the timing and results of regulatory meetings and inspections, and the ability to obtain regulatory approvals or otherwise bring products to market;
●	the impact of any reductions in force or changes in regulatory priorities at the U.S. federal agencies responsible for overseeing our industry;
●	the regulatory status of our drug and vaccine candidates, including our ability to obtain and maintain orphan drug, rare pediatric and Regenerative Medicine Advanced Therapy designations for our lead product candidate, deramiocel (also referred to as CAP-1002);
●	our ability to obtain approval for our products both in the United States and in countries outside the United States;
●	our use of clinical research centers, third party manufacturers and other contractors;
●	our ability to manufacture and maintain sufficient inventories of our products to meet commercial demand;
●	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;
●	our ability to manufacture products for clinical and commercial use;
●	our ability to procure materials necessary for the manufacture of our product candidates at a cost that is acceptable to us;
●	our ability to protect our patents and other intellectual property;
●	our ability to raise additional financing and the terms of any additional financing;
●	our ability to market any of our products;
●	the implementation of our business model and strategic plans for our business, technologies and product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, future reimbursement prices for any commercial products, and capital requirements;
●	the impact of taxes on our business;
●	our ability to compete against other companies and research institutions;
●	our ability to expand our operations internationally;
●	the effect of potential strategic transactions on our business;
●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
●	our ability to attract and retain key personnel; and
●	the volatility of our stock price.

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Quarterly Report on Form 10 - Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including, but not limited to, those risks set forth under Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Additionally, final data may differ significantly from preliminary data reported in this document.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2025
	(unaudited)	December 31, 2024

CURRENT ASSETS
Cash and cash equivalents	$28,794,503	$11,286,996
Marketable securities	115,982,893	140,228,881
Receivables	59,834	10,368,489
Prepaid expenses and other current assets	1,413,754	1,500,901

TOTAL CURRENT ASSETS	146,250,984	163,385,267

PROPERTY AND EQUIPMENT, net	6,133,870	5,561,597

OTHER ASSETS
Lease right-of-use assets, net	1,127,745	1,312,522
Other assets	253,374	221,700

TOTAL ASSETS	$153,765,973	$170,481,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,253,636	$3,283,712
Accrued expenses	4,241,118	4,907,665
Lease liabilities, current	842,101	834,799
Deferred revenue, current	12,000,000	12,000,000

TOTAL CURRENT LIABILITIES	22,336,855	21,026,176

LONG-TERM LIABILITIES
CIRM liability	3,376,259	3,376,259
Lease liabilities, net of current	407,392	616,315

TOTAL LONG-TERM LIABILITIES	3,783,651	3,992,574

TOTAL LIABILITIES	26,120,506	25,018,750

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,676,887 and 45,582,288 shares issued and outstanding, respectively	45,677	45,582
Additional paid-in capital	350,013,996	344,224,338
Accumulated other comprehensive income	1,811,927	1,026,955
Accumulated deficit	(224,226,133)	(199,834,539)

TOTAL STOCKHOLDERS’ EQUITY	127,645,467	145,462,336

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,765,973	$170,481,086

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

REVENUE
Revenue	$—	$4,906,877

TOTAL REVENUE	—	4,906,877

OPERATING EXPENSES
Research and development	18,915,572	11,101,013
General and administrative	6,067,376	4,071,766

TOTAL OPERATING EXPENSES	24,982,948	15,172,779

LOSS FROM OPERATIONS	(24,982,948)	(10,265,902)

OTHER INCOME (EXPENSE)
Other income	12,485	—
Investment income	729,542	471,829
Loss on disposal of fixed assets	(150,673)	—

TOTAL OTHER INCOME (EXPENSE)	591,354	471,829

NET LOSS	(24,391,594)	(9,794,073)

OTHER COMPREHENSIVE INCOME
Net unrealized gain on marketable securities	784,972	71,888

COMPREHENSIVE LOSS	$(23,606,622)	$(9,722,185)

Net loss per share, basic and diluted	$(0.53)	$(0.31)
Weighted average number of shares, basic and diluted	45,636,633	31,354,629

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2024	45,582,288	$45,582	$344,224,338	$1,026,955	$(199,834,539)	$145,462,336

Exercise of common warrants	699	1	3,983	—	—	3,984

Stock-based compensation	—	—	5,481,938	—	—	5,481,938

Vesting of restricted stock awards	17,210	17	257,444	—	—	257,461

Stock options exercised	76,690	77	46,293	—	—	46,370

Unrealized gain on marketable securities	—	—	—	784,972	—	784,972

Net loss					(24,391,594)	(24,391,594)

Balance at March 31, 2025	45,676,887	$45,677	$350,013,996	$1,811,927	$(224,226,133)	$127,645,467

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2023	31,148,320	$31,148	$181,701,859	$235,813	$(159,367,353)	$22,601,467

Issuance of common stock, net of fees	447,221	447	2,289,797	—	—	2,290,244

Stock-based compensation	—	—	3,265,412	—	—	3,265,412

Stock options exercised	4,642	5	(5)	—	—	—

Unrealized gain on marketable securities	—	—	—	71,888	—	71,888

Net loss	—	—	—	—	(9,794,073)	(9,794,073)

Balance at March 31, 2024	31,600,183	$31,600	$187,257,063	$307,701	$(169,161,426)	$18,434,938

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,391,594)	$(9,794,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	150,673	—
Depreciation and amortization	405,450	331,406
Stock-based compensation	5,481,938	3,265,412
Restricted stock awards granted	257,461	—
Changes in lease liabilities	(16,844)	(10,100)
Changes in operating assets and liabilities:
Receivables	10,308,655	10,002,993
Prepaid expenses and other current assets	87,147	(130,068)
Other assets	(31,674)	(25,550)
Accounts payable and accrued expenses	1,315,268	(1,584)
Deferred revenue	—	(4,906,876)
Net cash used in operating activities	(6,433,520)	(1,268,440)

Cash flows from investing activities:
Purchase of marketable securities	(18,181,600)	(33,210,697)
Proceeds from sales and maturities of marketable securities	43,212,559	24,373,000
Purchases of property and equipment	(896,007)	(608,588)
Payments for leasehold improvements	(244,279)	(55,729)
Net cash provided by (used in) investing activities	23,890,673	(9,502,014)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	2,290,244
Proceeds from exercise of stock awards and warrants	50,354	—
Net cash provided by financing activities	50,354	2,290,244

Net increase (decrease) in cash and cash equivalents	17,507,507	(8,480,210)

Cash and cash equivalents balance at beginning of period	11,286,996	14,694,857

Cash and cash equivalents balance at end of period	$28,794,503	$6,214,647

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2025, from which the December 31, 2024 consolidated balance sheet was derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Basis of Consolidation

Our condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Reclassification

Certain reclassification of prior period amounts has been made to conform to the current year presentation.

Liquidity and Capital Resources

As of March 31, 2025, the Company’s cash, cash equivalents and marketable securities totaled approximately $144.8 million with an accumulated deficit of approximately $224.2 million. The Company has historically financed its research and development activities as well as operational expenses primarily from equity financings, and payments from collaboration partners. The Company’s principal uses of cash are for research and development expenses, expenses in development of manufacturing capabilities, general and administrative expenses, capital expenditures and other working capital requirements.

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

The Company’s options for raising additional capital include potentially seeking additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and other assets, potential distribution and other partnering opportunities, and potentially from government grants. The Company has incurred significant operating losses and negative cash flows from operations.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are presented as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. As of March 31, 2025, marketable securities consist primarily of short-term United States treasuries.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $405,450 and $331,406 for the three months ended March 31, 2025 and 2024, respectively.

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2025	2024
Furniture and fixtures	$178,243	$192,083
Laboratory equipment	6,991,107	6,318,362
Leasehold improvements	2,635,858	2,501,207
	9,805,208	9,011,652
Less accumulated depreciation	(3,671,338)	(3,450,055)
Property and equipment, net	$6,133,870	$5,561,597

Long-Lived Assets

The Company accounts for the impairment and disposition of long-live assets in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”). Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment related to long-lived assets was recorded for the three months ended March 31, 2025 and 2024.

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Accrued clinical expenses	$2,159,463	$1,919,437
Accrued payroll and related costs	1,879,974	2,552,516
Other accrued expenses	201,681	435,712
Total accrued expenses	$4,241,118	$4,907,665

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

The Company’s distribution agreements may entitle it to additional payments upon the achievement of milestones or shares of product revenue on sales. The milestones are generally categorized into two types: development milestones, and sales-based milestones. The Company evaluates whether it is probable that the consideration associated with each milestone or shared revenue payments will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are excluded from the transaction price until they meet this threshold. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and shared revenue payments, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income (loss) in the Company’s condensed consolidated statements of operation and comprehensive loss. Typically, milestone payments and shared revenue payments are achieved after the Company’s performance obligations associated with the distribution agreements have been completed and after the customer has assumed responsibility for the commercialization program. Milestones or shared revenue payments achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or shared revenue payments were achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

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

Certain judgments affect the application of the Company’s revenue recognition policy. For example, the Company records short-term (less than one year) and long-term (over one year) deferred revenue based on its best estimate of when such revenue will be recognized. This estimate is based on the Company’s current operating plan, and the Company may recognize a different amount of deferred revenue over the next 12-month period if its operating plan changes in the future.

Under the U.S. Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku Co., Ltd., a Japanese corporation (“Nippon Shinyaku”), the transaction price consists of variable shared revenue payments and fixed components in the form of an upfront payment and milestones. For the first performance obligation identified, which is the conduct of the HOPE-3, Phase 3 clinical study, the timing of the fixed component of the transaction price is upfront, however, the performance obligation is satisfied over a period of time, which is the estimated duration of the HOPE-3 clinical trial, Cohort A arm. Therefore, upon receipt of the upfront payment and achievement of the first milestone, a contract liability is recorded which represents deferred revenue. The Company evaluates the measure of progress for each reporting period and, if necessary, adjusts the related revenue recognition. For the second performance obligation identified, which is the submission of our BLA to the FDA, the payment was due at the point in time when the application was submitted in December 2024. As such, revenue was recognized at the point in time, and a contract asset was recorded which represents accounts receivable.

Receivables

As of March 31, 2025, receivables primarily consisted of $59,166 related to funds due from the Employee Retention Credit. As of December 31, 2024, accounts receivable primarily consisted of $10 million due from Nippon Shinyaku, related to the second milestone payment, as well as $366,551 related to funds due from the Employee Retention Credit.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $18.9 million and $11.1 million for the three months ended March 31, 2025 and 2024, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $23.6 million and $9.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s other comprehensive income is related to a net unrealized gain on marketable securities. The Company’s other comprehensive income was $784,972 and $71,888 for the three months ended March 31, 2025 and 2024, respectively.

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

For stock options, the Company estimates the fair value of the awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations and comprehensive loss. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected stock option exercise behavior. For employees and directors, the expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company's estimate of expected volatility was based on the historical stock price of the Company. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options.

For restricted stock awards, the Company determines the fair value using the Company’s adjusted closing stock price on the grant date.

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

For the three months ended March 31, 2025 and 2024, warrants and options to purchase 17,428,769 and 15,670,163 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three months ended March 31, 2025 and 2024.

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

The following table summarizes the fair value measurements by level at March 31, 2025 and December 31, 2024 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
	Level I	Level II	Level III	Total
Marketable Securities	$115,982,893	$—	$—	$115,982,893

	December 31, 2024
	Level I	Level II	Level III	Total
Marketable Securities	$140,228,881	$—	$—	$140,228,881

Carrying amounts reported in the balance sheet of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued expenses, and deferred revenue approximate fair value due to their relatively short maturity. The carrying amounts of the Company’s marketable securities are based on market quotations from national exchanges at the balance sheet date. Interest and dividend income are recognized separately on the income statement based on classifications provided by the brokerage firm holding the investments. The fair value of borrowings is not considered to be significantly different from its carrying amount because the stated rates for such debt reflect current market rates and conditions.

Segment Information

The Company operates as a single segment because its chief operating decision maker review operating results on an aggregate basis and manage its operations as a single operating segment.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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

ATM Program

The Company established an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “ATM Program”) on June 21, 2021, with an aggregate offering price of up to $75.0 million, pursuant to a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC (“Wainwright”) by which Wainwright sold our common stock at the market prices prevailing at the time of sale. Wainwright was entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.

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

3.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the three months ended March 31, 2025:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2024	4,935,621	$5.70
Granted	—	—
Exercised	(699)	5.70
Outstanding at March 31, 2025	4,934,922	$5.70

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		March 31,	December 31,	Exercise Price	Expiration
Type	Grant Date	2025	2024	per Share	Date
Common Warrants	10/3/2023	4,934,922	4,935,621	$5.70	10/3/2030
		4,934,922	4,935,621

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

As of March 31, 2025, 468,019 shares remain available for issuance under the respective stock option plans.

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

Stock Option Awards

The estimated weighted average fair value of the options granted during the three months ended March 31, 2025 and 2024 were approximately $12.73 and $4.59 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The company used the following assumptions to estimate the fair value of stock options issued during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Expected volatility	112 - 114%	109 - 119%
Expected term	5 - 6 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	4.3 - 4.5%	3.9 - 4.3%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended March 31,
	2025	2024
General and administrative	$3,000,814	$2,277,685
Research and development	2,738,585	987,727
Total	$5,739,399	$3,265,412

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

As of March 31, 2025, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $39.2 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended March 31, 2025:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2024	10,731,183	$4.38
Granted	1,965,527	14.96
Exercised	(91,071)	2.73	$1,013,399
Expired/Cancelled	(111,792)	6.23
Outstanding at March 31, 2025	12,493,847	$6.04	$56,520,694
Exercisable at March 31, 2025	7,176,223	$3.89	$41,437,055

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

Restricted Stock Awards

The Company has granted restricted stock awards (“RSAs”) under the 2021 Plan. The stock awards are fully vested upon grant and each outstanding RSA will be exchanged for one share of the Company’s common stock. The Company estimates the fair value of each restricted stock award using the Company’s adjusted closing stock price on the grant date.

The following table summarized the activity of the Company’s RSA for the three months ended March 31, 2025:

Weighted Average
	Number of	Grant Date
	RSAs	Fair Value
Outstanding at December 31, 2024	—	$—
Granted	17,210	14.96
Vested	(17,210)	14.96
Expired/Cancelled	—	—
Outstanding at March 31, 2025	—	$—

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

The Company accounts for this award as a liability rather than income. As of March 31, 2025, Capricor’s principal liability balance for the CIRM Award was approximately $3.4 million, excluding any accrued interest.

On February 26, 2025, Capricor notified CIRM of its election to convert the CIRM Award into a loan. As a result, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. The terms of the loan agreement are currently under discussion with CIRM. Depending on these discussions, accrued interest on the CIRM Award could reach up to approximately $7.1 million and will continue to accrue over time until the final payout, if it is determined that interest is due. There was no accrued interest recorded as of March 31, 2025.

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

Commencing on November 20, 2024, the Company entered into a lease with Shiraz Partners LP for manufacturing facilities located in Vista, California, with a term of 6 months with an option to extend for another 6 months. The monthly base rent is $31,247. In March 2025, the Company extended the term of the lease to November 19, 2025, with an increased monthly base rent of $41,247 beginning May 21, 2025.

In December 2024, the Company entered into a sublease agreement with Entos Pharmaceuticals US, Inc. for office and research space located in San Diego, California, with a monthly base rent of $63,127. The lease has a term of 12 months and has an option to continue on a month-to month basis after the expiration date.

Expenses incurred under short-term operating leases for the three months ended March 31, 2025 and 2024 were $369,178 and $92,913, respectively. Short-term operating lease payments for the three months ended March 31, 2025 and 2024 were $369,178 and $384,357, respectively.

Long-Term Operating Leases

Capricor leases facilities in Los Angeles, California from CSMC, pursuant to a lease (the “Facilities Lease”) entered into in 2014. Capricor subsequently entered into several amendments modifying certain terms of the lease. We entered into an amendment effective August 1, 2024 for an additional 24-month period extending the term through July 31, 2026 with a monthly lease payment of $11,028.

Capricor leases facilities in San Diego, California from Altman Investment Co., LLC (“Altman”). The Company entered into a lease agreement commencing October 1, 2021 with Altman for 9,396 square feet of office and laboratory space (the “San Diego Lease”). The rent is subject to a 3.0% annual rent increase during the initial lease term of five years, plus certain operating expenses and taxes. The San Diego Lease contains an option for Capricor to renew for an additional term of five years. The Company subsequently entered into several amendments to the San Diego Lease increasing the square footage of the premises. Effective October 1, 2023, the monthly lease payment was increased to $58,409 per month.

Effective October 1, 2024, the monthly lease payment was increased to $60,161 per month. On February 26, 2025, the Company entered into a fourth lease amendment with Altman (the “Fourth Amendment”). Pursuant to the terms of the Fourth Amendment, the Company increased the rentable square footage to 34,348 square feet commencing on or before July 1, 2025 and extended the lease term to September 30, 2033. Commencing January 1, 2026, the base rent will increase to $188,914 per month. The rent is subject to a 3.0% annual rent increase commencing October 1, 2026 plus certain operating expenses and taxes. The Fourth Amendment contains an option for Capricor to renew for an additional term of five years. As of May 14, 2025, the Fourth Amendment has not yet commenced and the Company is still analyzing the potential financial impact of the Fourth Amendment.

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

The long-term real estate operating leases are included in “lease right-of-use assets, net” on the Company’s condensed consolidated balance sheets and represent the Company’s right-to-use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in “lease liabilities, current” and “lease liabilities, net of current” on the Company’s condensed consolidated balance sheets.

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of March 31, 2025:

2025 (remainder)	$687,019
2026	634,888
2027	—
2028	—
2029	—
Total minimum lease payments	1,321,907
Less: imputed interest	(72,414)
Total operating lease liabilities	$1,249,493
Included in the consolidated balance sheet:
Current portion of lease liabilities	$842,101
Lease liabilities, net of current	407,392
Total operating lease liabilities	$1,249,493

Other Information:
Weighted average remaining lease term	1.5 years
Weighted average discount rate	7.4%

The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Three months ended March 31,
	2025	2024
Lease costs	$210,357	$210,357
Lease payments	227,201	226,625

Legal Contingencies

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of March 31, 2025.

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

Employee Severances

The Board from time to time may approve severance packages for specific full-time employees based on their length of service and position ranging up to twelve months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of March 31, 2025.

7.            LICENSE AND DISTRIBUTION AGREEMENTS

Intellectual Property Rights for Capricor’s Technology - Deramiocel and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), Johns Hopkins University (“JHU”) and Cedars-Sinai Medical Center (“CSMC”). Capricor has also entered into an exclusive license agreement for intellectual property rights related to exosomes with CSMC and JHU. In addition, Capricor has filed patent applications related to the technology developed by its own scientists.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the FDA. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In March 2022, Capricor paid the $250,000 development milestone related to the Phase 2 study pursuant to the terms of the JHU License Agreement. Capricor’s next milestone payments will be triggered, if at all, upon a successful completion of a full Phase 3 study, for which a payment of $500,000 will be due, and upon receipt of a full FDA market approval, for which a payment of $1,000,000 will be due (and either milestone may occur before the other).

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

In December 2024, the Company triggered its second milestone with Nippon Shinyaku under the U.S. Distribution Agreement, which related to a separate distinct performance obligation. The performance obligation was tied to the submission of our BLA to the FDA. As a result, the $10.0 million milestone payment was recognized as revenue within the Company’s consolidated statement of operations and comprehensive loss as of December 31, 2024.

In relation to the U.S. Distribution Agreement, for the three months ended March 31, 2025, the Company did not recognize any revenue compared to approximately $4.9 million of revenue recognized for the three months ended March 31, 2024. There was no deferred revenue recorded as of March 31, 2025 or December 31, 2024. As of December 31, 2024, the Company recognized a receivable of $10.0 million related to the second milestone, which payment was received in January 2025.

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

The Company has evaluated the Japan Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s condensed consolidated balance sheets as of March 31, 2025.

Binding Term Sheet with Nippon Shinyaku (Territory: European Region)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. Upon execution of the definitive agreement, the Company will evaluate the terms in accordance with ASU 606, Revenue for Contracts from Customers. As of March 31, 2025, nothing has been recorded or received.

Capricor and Nippon Shinyaku have entered into several amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties are obligated to continue to negotiate in good faith toward a definitive agreement to June 30, 2025.

8.            RELATED PARTY TRANSACTIONS

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice. As of March 31, 2025 and December 31, 2024, $10,000 was recorded in accounts payable related to this Consulting Agreement.

In January 2024, Capricor entered into a Consulting Agreement with Michael Kelliher, a member of its Board of Directors, related to business development services whereby he was granted an option to purchase 30,000 shares of the Company's common stock.

Commercialization and Distribution Agreements

As noted above, Capricor is party to two commercialization and distribution agreements with Nippon Shinyaku, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “License and Distribution Agreements”). There were no outstanding receivables or payables as of March 31, 2025.

Binding Term Sheet

As noted above, on September 16, 2024, Capricor entered into the Term Sheet with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet (see Note 7 – “License and Distribution Agreements”).

Private Placement

On September 16, 2024, the Company entered into a Subscription Agreement with Nippon Shinyaku pursuant to which the Company agreed to issue and sell to Nippon Shinyaku in the Private Placement, an aggregate of 2,798,507 shares of the common stock of the Company at a price per Share of $5.36, which was issued at a 20% premium to the 60-day volume-weighted average price, for an aggregate purchase price of approximately $15.0 million. In connection with the Private Placement, the Company also entered into the Registration Rights Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale the shares sold in the Private Placement, which registration statement was declared effective on November 8, 2024.

9.            SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through May 14, 2025, the date the financial statements were authorized for issuance. Based on this evaluation, the Company has determined that there are no subsequent events that require adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the condensed consolidated notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s most recent annual report on Form 10-K. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, but not limited to, those set forth under Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K and under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Biologics License Application (“BLA”): In the third quarter of 2024, we held a pre-BLA meeting with FDA where we discussed our rolling BLA submission schedule, potential label expansion, plans for commercial manufacturing as well as other topics. Subsequent to this meeting, we held several additional meetings with FDA and announced our intent to file a BLA based on existing data from our Phase 2 HOPE-2 and HOPE-2 OLE trials compared to patient-level natural history data. We completed the full submission of the BLA in December 2024 and in the first quarter of 2025, we were informed by the FDA, they have accepted for review our BLA seeking full approval for deramiocel as a treatment for patients diagnosed with DMD cardiomyopathy. Additionally, the FDA granted the BLA Priority Review with a Prescription Drug User Fee Act (“PDUFA”) target action date of August 31, 2025. In May 2025, we announced the completion of a mid-cycle review meeting with the FDA. During the meeting, the FDA stated that no significant deficiencies have been identified by the Review Committee. The FDA also confirmed its intent to hold an advisory committee meeting, although an official date has not yet been finalized.

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

We are focused on developing a precision-engineered exosome platform technology that has the ability to deliver defined sets of effector molecules that exert their effects through defined mechanisms of action. Aspects of our exosome pipeline have been supported through collaborations and alliances. Our collaborations and research around exosomes include the National Institutes of Health (“NIH”), the National Institute of Allergy and Infectious Diseases (“NIAID”), Johns Hopkins University (“JHU”), the Department of Defense (“DoD”), the U.S. Army Institute of Surgical Research (“USAISR”), and Cedars-Sinai Medical Center (“CSMC”). We have published preclinical data on our StealthX™ platform showing the rapid development of a recombinant protein-based vaccine for immunization and prevention against SARS-CoV-2, the virus causing COVID-19. Our platform builds on advances in fundamental RNA and protein science, targeting technology and manufacturing, providing us the opportunity to potentially build a broad pipeline of new therapeutic candidates. Recently, we were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, will conduct a Phase 1 clinical study with our StealthX™ vaccine, subject to regulatory approval. At this time, manufacturing is underway for our StealthX™ vaccine and we have submitted an Investigational New Drug Application (“IND”) to the FDA, which is currently under review. At this time, NIAID is planning for regulatory approval in the third quarter of 2025 with the clinical study initiated soon thereafter. NIAID's Division of Microbiology and Infectious Diseases (“DMID”) would oversee the study. If NIAID finds that our StealthX™ vaccine meets its criteria for safety and efficacy, they may consider our program for a funded Phase 2. At this time, we are developing exosome-based vaccines and therapeutics for infectious diseases, monogenic diseases and other potential indications. Our current strategy is focused on securing partners who will provide capital and additional resources to enable us to bring this program into the clinic.

As of March 31, 2025, we had cash, cash equivalents, and marketable securities totaling approximately $144.8 million. In the fourth quarter of 2024, we submitted our BLA to the FDA, which triggered our second milestone pursuant to the terms of our U.S. Distribution Agreement with Nippon Shinyaku. In January 2025, we received the $10.0 million milestone payment.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $24.4 million and $9.8 million, for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $224.2 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three months ended March 31, 2025 and 2024 was $0 and approximately $4.9 million, respectively. As of March 31, 2025, the Company has fully recognized $50.0 million in development milestone payments received from Nippon Shinyaku related to the Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”). The upfront payment of $30.0 million and the first milestone payment of $10.0 million was ratably recognized as revenue using a proportional performance method in relation to the completion of the HOPE-3 clinical trial (Cohort A) whereas the $10.0 million related to the second milestone payment was recognized as revenue at the point in time when the BLA was submitted in December 2024.

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Three months ended March 31,
	2025	2024	Change ($)	Change (%)
Compensation and other personnel expenses	$5,410,424	$3,416,590	$1,993,834	58%
Duchenne muscular dystrophy program (deramiocel)	7,705,195	5,278,644	2,426,551	46%
Exosomes platform research	1,520,934	663,838	857,096	129%
Facility expenses	1,085,421	484,550	600,871	124%
Stock-based compensation	2,738,584	987,727	1,750,857	177%
Depreciation and amortization	214,964	179,167	35,797	20%
Research and other	240,050	90,497	149,553	165%
Total research and development expenses	$18,915,572	$11,101,013	$7,814,559	70%

R&D expenses for the three months ended March 31, 2025 increased by approximately $7.8 million, or 70%, compared to the three months ended March 31, 2024. The increase was primarily driven by the following:

●	$2.0 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$2.4 million increase in DMD (deramiocel) program-related expenses primarily related to our HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and expanded manufacturing production efforts for deramiocel in preparation for potential commercial launch;
●	$0.9 million increase in research expenses related to our exosomes platform, primarily related to our collaboration with NIAID;
●	$0.6 million increase in facility expenses primarily related to expanded leased space; and
●	$1.8 million increase in stock-based compensation expense primarily due to increases in headcount.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Three months ended March 31,
	2025	2024	Change ($)	Change (%)
Stock-based compensation	$3,000,814	$2,277,685	$723,129	32%
Compensation and other personnel expenses	1,500,843	777,933	722,910	93%
Professional services	335,908	423,994	(88,086)	(21)%
Facility expenses	77,319	76,378	941	1%
Depreciation and amortization	190,486	152,239	38,247	25%
Other corporate expenses	962,006	363,537	598,469	165%
Total general and administrative expenses	$6,067,376	$4,071,766	$1,995,610	49%

G&A expenses for the three months ended March 31, 2025 increased by approximately $2.0 million, or 49%, compared to the three months ended March 31, 2024. The increase was primarily driven by the following:

●	$0.7 million increase in stock-based compensation expense primarily due to increases in headcount;

●	$0.7 million increase in compensation and other personnel expenses related to increases in headcount and recruiting costs; and
●	$0.6 million increase in other corporate expenses primarily related to increased overhead costs, related to travel and corporate expenses due to increased headcount.

This increase was partially offset by a $0.1 million decrease in professional service expenses, primarily due to a decrease in business development related expenses.

Other Income

Investment Income. Investment income for the three months ended March 31, 2025 and 2024 was approximately $0.7 million and $0.5 million, respectively. The increase in investment income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is due to a higher principal balance in our marketable securities, savings and money market fund accounts.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2025 and December 31, 2024 and our net increase (decrease) in cash, cash equivalents, and marketable securities for the three months ended March 31, 2025 and 2024 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands. We estimate our current cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2027.

Liquidity and capital resources	March 31, 2025	December 31, 2024
Cash and cash equivalents	$28,795	$11,287
Marketable securities	$115,983	$140,229
Working capital	$123,914	$142,359
Stockholders’ equity	$127,645	$145,462

	Three months ended March 31,
Cash flow data	2025	2024
Cash provided by (used in):
Operating activities	$(6,433)	$(1,268)
Investing activities	23,891	(9,502)
Financing activities	50	2,290
Net increase (decrease) in cash and cash equivalents	$17,508	$(8,480)

Our total cash, cash equivalents and marketable securities as of March 31, 2025 were approximately $144.8 million compared to approximately $151.5 million as of December 31, 2024. The decrease in cash, cash equivalents and marketable securities from December 31, 2024 to March 31, 2025 is primarily due to our continuing efforts in preparing the Company for potential commercialization. As of March 31, 2025, we had approximately $26.1 million in total liabilities, of which approximately $12.0 million relates to deferred revenue, and approximately $123.9 million in net working capital.

Cash used in operating activities was approximately $6.4 million and approximately $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase of approximately $5.2 million in cash used in operating activities is due to an approximately $14.6 million increase in net loss for the three months ended March 31, 2025 as compared to the same period in 2024. Furthermore, there was an increase of approximately $2.2 million in stock-based compensation, approximately $4.9 million in deferred revenue, and approximately $1.3 million in accounts payable and accrued expenses for the three months ended March 31, 2025 as compared to the same period in 2024. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow provided by investing activities of approximately $23.9 million for the three months ended March 31, 2025 and cash flow used in investing activities of approximately $9.5 million for the three months ended March 31, 2024, respectively. The change in investing activities for the three months ended March 31, 2025 as compared to the same period of 2024 is due to the net effect from purchases, sales and maturities of marketable securities and the purchase of approximately $0.5 million in property and equipment and leasehold improvements.

We had cash flow provided by financing activities of approximately $50.0 thousand and approximately $2.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to the net proceeds from the sale of common stock during 2024.

From inception through March 31, 2025, we financed our operations primarily through private and public sales of our equity securities, and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Binding Term Sheet with Nippon Shinyaku (Territory: Europe)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. At this time, Capricor and Nippon Shinyaku have entered into several amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties shall negotiate the definitive agreement to June 30, 2025.

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

The Company accounts for this award as a liability rather than income. As of March 31, 2025, Capricor’s principal liability balance for the CIRM Award was approximately $3.4 million, excluding any accrued interest.

On February 26, 2025, Capricor notified CIRM of its election to convert the CIRM Award into a loan. As a result, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. The terms of the loan agreement are currently under discussion with CIRM. Depending on these discussions, accrued interest on the CIRM Award could reach up to approximately $7.1 million and will continue to accrue over time until the final payout, if it is determined that interest is due. There was no accrued interest recorded as of March 31, 2025.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2025, the fair value of our cash, cash equivalents and marketable securities was approximately $144.8 million. Additionally, as of March 31, 2025, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market accounts, which included short-term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not involved in any material pending legal proceedings.

Item 1A. Risk Factors.

Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 26, 2025, describes important risk factors that could cause our business, financial condition, results of operations and prospects to differ significantly from those suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or otherwise presented by us from time to time. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 26, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of the Company’s securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement”.

Item 6.  Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2024).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.6	Certificate of Amendment of the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020).

10.1	Form of Restricted Stock Award Agreement for Capricor Therapeutics, Inc. 2021 Equity Incentive Plan.*

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: May 14, 2025	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)