Form 10-Q
period 2025-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2025-08-11
CIK 1133869

variable

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, there were 45,716,975 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;
●	the development of our drug and vaccine candidates, including when we expect to undertake, initiate and complete clinical trials of our drug and vaccine candidates;
●	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug filings, Clinical Trial Application filings, New Drug Application filings, Biologics License Application, and other regulatory submissions;
●	regulatory developments involving products and our facilities, including the timing and results of regulatory meetings and inspections, and the ability to obtain regulatory approvals or otherwise bring products to market in both the United States and in countries outside of the United States;
●	the impact of any reductions in force or changes in regulatory priorities at the U.S. federal agencies responsible for overseeing our industry;
●	the regulatory status of our drug and vaccine candidates, including our ability to obtain and maintain orphan drug, rare pediatric and Regenerative Medicine Advanced Therapy designations for our lead product candidate, deramiocel (also referred to as CAP-1002);
●	our use of clinical research centers, third party manufacturers and other contractors;
●	our ability to manufacture and maintain sufficient inventories of our products to meet commercial demand;
●	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;
●	our ability to manufacture products for clinical and commercial use;
●	our ability to procure materials necessary for the manufacture of our product candidates at a cost that is acceptable to us;
●	our ability to protect our patents and other intellectual property;
●	our ability to raise additional financing and the terms of any additional financing;
●	our ability to market any of our products;
●	the implementation of our business model and strategic plans for our business, technologies and product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, future reimbursement prices for any commercial products, and capital requirements;
●	the impact of taxes on our business;
●	our ability to compete against other companies and research institutions;
●	our ability to expand our operations internationally;
●	the effect of potential strategic transactions on our business;
●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
●	our ability to attract and retain key personnel; and
●	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2025
	(unaudited)	December 31, 2024

CURRENT ASSETS
Cash and cash equivalents	$23,241,199	$11,286,996
Marketable securities	99,559,482	140,228,881
Receivables	59,509	10,368,489
Prepaid expenses and other current assets	1,266,356	1,500,901

TOTAL CURRENT ASSETS	124,126,546	163,385,267

PROPERTY AND EQUIPMENT, net	7,995,259	5,561,597

OTHER ASSETS
Lease right-of-use assets, net	939,204	1,312,522
Other assets	508,002	221,700

TOTAL ASSETS	$133,569,011	$170,481,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,812,356	$3,283,712
Accrued expenses	7,359,232	4,907,665
Lease liabilities, current	849,505	834,799
CIRM liability, current	3,376,259	—
Deferred revenue, current	12,000,000	12,000,000

TOTAL CURRENT LIABILITIES	28,397,352	21,026,176

LONG-TERM LIABILITIES
CIRM liability, net of current	—	3,376,259
Lease liabilities, net of current	194,603	616,315

TOTAL LONG-TERM LIABILITIES	194,603	3,992,574

TOTAL LIABILITIES	28,591,955	25,018,750

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,711,975 and 45,582,288 shares issued and outstanding, respectively	45,712	45,582
Additional paid-in capital	353,680,694	344,224,338
Accumulated other comprehensive income	1,387,574	1,026,955
Accumulated deficit	(250,136,924)	(199,834,539)

TOTAL STOCKHOLDERS’ EQUITY	104,977,056	145,462,336

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,569,011	$170,481,086

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

REVENUE
Revenue	$—	$3,971,438	$—	$8,878,315

TOTAL REVENUE	—	3,971,438	—	8,878,315

OPERATING EXPENSES
Research and development	22,047,254	12,504,769	40,962,826	23,605,782
General and administrative	5,671,880	3,057,888	11,739,256	7,129,654

TOTAL OPERATING EXPENSES	27,719,134	15,562,657	52,702,082	30,735,436

LOSS FROM OPERATIONS	(27,719,134)	(11,591,219)	(52,702,082)	(21,857,121)

OTHER INCOME (EXPENSE)
Other income	14,991	—	27,476	—
Investment income	1,793,352	591,437	2,522,894	1,063,266
Loss on disposal of fixed assets	—	—	(150,673)	—

TOTAL OTHER INCOME (EXPENSE)	1,808,343	591,437	2,399,697	1,063,266

NET LOSS	(25,910,791)	(10,999,782)	(50,302,385)	(20,793,855)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	(424,353)	(152,714)	360,619	(80,826)

COMPREHENSIVE LOSS	$(26,335,144)	$(11,152,496)	$(49,941,766)	$(20,874,681)

Net loss per share, basic and diluted	$(0.57)	$(0.35)	$(1.10)	$(0.66)
Weighted average number of shares, basic and diluted	45,709,071	31,841,964	45,673,075	31,598,296

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2024	45,582,288	$45,582	$344,224,338	$1,026,955	$(199,834,539)	$145,462,336

Exercise of common warrants	699	1	3,983	—	—	3,984

Stock-based compensation	—	—	5,481,938	—	—	5,481,938

Vesting of restricted stock awards	17,210	17	257,444	—	—	257,461

Stock options exercised	76,690	77	46,293	—	—	46,370

Unrealized gain on marketable securities	—	—	—	784,972	—	784,972

Net loss					(24,391,594)	(24,391,594)

Balance at March 31, 2025	45,676,887	$45,677	$350,013,996	$1,811,927	$(224,226,133)	$127,645,467

Stock-based compensation	—	—	3,647,153	—	—	3,647,153

Stock options exercised	35,088	35	19,545	—	—	19,580

Unrealized loss on marketable securities	—	—	—	(424,353)	—	(424,353)

Net loss	—	—	—	—	(25,910,791)	(25,910,791)

Balance at June 30, 2025	45,711,975	$45,712	$353,680,694	$1,387,574	$(250,136,924)	$104,977,056

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2023	31,148,320	$31,148	$181,701,859	$235,813	$(159,367,353)	$22,601,467

Issuance of common stock, net of fees	447,221	447	2,289,797	—	—	2,290,244

Stock-based compensation	—	—	3,265,412	—	—	3,265,412

Stock options exercised	4,642	5	(5)	—	—	—

Unrealized gain on marketable securities	—	—	—	71,888	—	71,888

Net loss	—	—	—	—	(9,794,073)	(9,794,073)

Balance at March 31, 2024	31,600,183	$31,600	$187,257,063	$307,701	$(169,161,426)	$18,434,938

Issuance of common stock, net of fees	330,458	331	1,985,518	—	—	1,985,849

Stock-based compensation	—	—	2,152,793	—	—	2,152,793

Stock options exercised	53,286	53	81,169	—	—	81,222

Unrealized loss on marketable securities	—	—	—	(152,714)	—	(152,714)

Net loss	—	—	—	—	(10,999,782)	(10,999,782)

Balance at June 30, 2024	31,983,927	$31,984	$191,476,543	$154,987	$(180,161,208)	$11,502,306

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(50,302,385)	$(20,793,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	150,673	—
Depreciation and amortization	891,728	688,341
Stock-based compensation	9,129,091	5,418,205
Restricted stock awards granted	257,461	—
Changes in lease liabilities	(33,688)	(20,199)
Changes in operating assets and liabilities:
Receivables	10,308,980	10,002,018
Prepaid expenses and other current assets	198,243	107,172
Accounts payable and accrued expenses	2,844,166	(80,307)
Deferred revenue	—	(8,878,314)
Net cash used in operating activities	(26,555,731)	(13,556,939)

Cash flows from investing activities:
Purchase of marketable securities	(78,177,790)	(49,283,647)
Proceeds from sales and maturities of marketable securities	119,207,807	55,222,000
Purchases of property and equipment	(1,183,745)	(668,928)
Payments for leasehold improvements	(375,008)	(76,295)
Payments for construction in progress	(1,031,264)	—
Net cash provided by investing activities	38,440,000	5,193,130

Cash flows from financing activities:
Net proceeds from sale of common stock	—	4,276,093
Proceeds from exercise of stock awards and warrants	69,934	81,222
Net cash provided by financing activities	69,934	4,357,315

Net increase (decrease) in cash and cash equivalents	11,954,203	(4,006,494)

Cash and cash equivalents balance at beginning of period	11,286,996	14,694,857

Cash and cash equivalents balance at end of period	$23,241,199	$10,688,363

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

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

Liquidity and Capital Resources

As of June 30, 2025, the Company’s cash, cash equivalents and marketable securities totaled approximately $122.8 million with an accumulated deficit of approximately $250.1 million. The Company has historically financed its research and development activities as well as operational expenses primarily from equity financings and payments from collaboration partners. The Company’s principal uses of cash are for research and development expenses, expenses in development of manufacturing capabilities, general and administrative expenses, capital expenditures and other working capital requirements.

The Company’s future expenditures and capital requirements may be substantial and will depend on many factors, including, but not limited to, the following:

●	the timing and costs associated with our research and development activities, commercial launch activities, clinical trials and preclinical studies;
●	the timing and costs associated with the manufacturing of our product candidates, including the expansion of our manufacturing capacity to support the potential commercialization of deramiocel for DMD in the United States and other select territories;
●	the timing and costs associated with potential commercialization of our product candidates, including costs associated with responding to regulatory requests and related matters;
●	the number and scope of our research programs, including the expansion of our exosomes program;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs associated with pursuing marketing approval and potential commercialization of deramiocel in countries outside the United States; and
●	the timing and costs involved in defending lawsuits filed against the Company.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are presented as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. As of June 30, 2025, marketable securities consist primarily of short-term United States treasuries.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $486,278 and $356,935 for the three months ended June 30, 2025 and 2024, respectively, and $891,728 and $688,341 for the six months ended June 30, 2025 and 2024, respectively.

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2025	2024
Furniture and fixtures	$189,821	$192,083
Laboratory equipment	7,334,478	6,318,362
Leasehold improvements	2,776,864	2,501,207
Construction in progress	1,851,712	—
	12,152,875	9,011,652
Less accumulated depreciation	(4,157,616)	(3,450,055)
Property and equipment, net	$7,995,259	$5,561,597

Long-Lived Assets

The Company accounts for the impairment and disposition of long-live assets in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”). Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment related to long-lived assets was recorded for the three and six months ended June 30, 2025 and 2024.

Cloud Computing Arrangements

The Company’s cloud computing arrangements (“CCA”) primarily relate to its enterprise resource planning system. Capitalized implementation costs associated with these arrangements are included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over their estimated useful life of seven years. As of June 30, 2025, capitalized implementation costs totaled $306,783, with no accumulated amortization recognized, as the system had not yet been placed in service. There were no capitalized CCA assets as of December 31, 2024.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Accrued clinical expenses	$1,830,559	$1,919,437
Accrued payroll and related costs	4,078,974	2,552,516
Other accrued expenses	1,449,699	435,712
Total accrued expenses	$7,359,232	$4,907,665

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

Receivables

As of June 30, 2025, receivables primarily consisted of $59,166 related to funds due from the Employee Retention Credit. As of December 31, 2024, accounts receivable primarily consisted of $10.0 million due from Nippon Shinyaku, related to the second milestone payment, as well as $366,551 related to funds due from the Employee Retention Credit.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $22.0 million and $12.5 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $41.0 million and $23.6 million for the six months ended June 30, 2025 and 2024, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $26.3 million and $11.2 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $49.9 million and $20.9 million for the six months ended June 30, 2025 and 2024, respectively. The Company’s other comprehensive income (loss) is related to net unrealized gain (loss) on marketable securities. The

Company’s other comprehensive income (loss) was $(424,353) and $(152,714) for the three months ended June 30, 2025 and 2024, respectively, and $360,619 and $(80,826) for the six months ended June 30, 2025 and 2024, respectively.

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

For the three and six months ended June 30, 2025 and 2024, warrants and options to purchase 17,704,007 and 15,631,881 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three and six months ended June 30, 2025 and 2024.

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

The following table summarizes the fair value measurements by level at June 30, 2025 and December 31, 2024 for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025
	Level I	Level II	Level III	Total
Marketable Securities	$99,559,482	$—	$—	$99,559,482

	December 31, 2024
	Level I	Level II	Level III	Total
Marketable Securities	$140,228,881	$—	$—	$140,228,881

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

September 2024 Private Placement

On September 16, 2024, the Company entered into a Subscription Agreement with Nippon Shinyaku  pursuant to which the Company agreed to issue and sell to Nippon Shinyaku in a private placement (the “Private Placement”), an aggregate of 2,798,507 shares of the common stock of the Company at a price per Share of $5.36, which was issued at a 20% premium to the 60-day volume-weighted average price, for an aggregate purchase price of approximately $15.0 million. The Subscription Agreement also included lock-up provisions restricting Nippon Shinyaku from selling or otherwise disposing of shares of the Company’s common stock until the six-month anniversary of the Closing Date which occurred on March 15, 2025.

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

3.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the six months ended June 30, 2025:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2024	4,935,621	$5.70
Granted	—	—
Exercised	(699)	5.70
Outstanding at June 30, 2025	4,934,922	$5.70

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		June 30,	December 31,	Exercise Price	Expiration
Type	Grant Date	2025	2024	per Share	Date
Common Warrants	10/3/2023	4,934,922	4,935,621	$5.70	10/3/2030
		4,934,922	4,935,621

Stock Awards

The Company’s Board of Directors (the “Board”) has approved six stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv) the 2020 Equity Incentive Plan (the “2020 Plan”), (v) the 2021 Equity Incentive Plan (the “2021 Plan”), and (vi) the 2025 Equity Incentive Plan (the “2025 Plan”). At this time, the Company only issues stock options and restricted stock awards under the 2020 Plan, the 2021 Plan, and the 2025 Plan and no longer issues stock awards under the 2006 Stock Option Plan, the 2012 Plan, or the 2012 Non-Employee Director Plan.

In June 2021, the Company’s stockholders approved the 2021 Plan, which authorized 3,500,000 shares of common stock reserved under the 2021 Plan for the issuance of stock awards. The number of shares available for issuance under the 2021 Plan was automatically increased on January 1 of each year, commencing with January 1, 2022, by an amount equal to the lesser of 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or such number of shares determined by the compensation committee of the Board. On January 1, 2025 and 2024, 2,279,114 and 1,557,416 shares were added under the 2021 Plan, respectively. Once the 2025 Plan was approved on May 22, 2025, no new shares have been or will be added to the share reserve under the 2021 Plan.

In May 2025, the Company’s stockholders approved the 2025 Plan, which authorized 3,500,000 shares of common stock reserved under the 2025 Plan for the issuance of stock awards. The number of shares available for issuance under the 2025 Plan shall be automatically increased on January 1 of each year, commencing with January 1, 2026 and ending on January 1, 2035, by an amount equal to 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year.

As of June 30, 2025, 3,634,646 shares remain available for issuance under the respective stock option plans.

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

Stock Option Awards

The estimated weighted average fair value of the options granted during the three months ended June 30, 2025 and 2024 were approximately $10.59 and $4.18 per share, respectively. The estimated weighted average fair value of the options granted during the six months ended June 30, 2025 and 2024 were approximately $12.33 and $4.57 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The company used the following assumptions to estimate the fair value of stock options issued during the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Expected volatility	112 - 115%	109 - 119%
Expected term	5 - 6 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	3.9 - 4.5%	3.9 - 4.3%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
General and administrative	$1,716,687	$1,300,321	$4,717,501	$3,578,006
Research and development	1,930,466	852,472	4,669,051	1,840,199
Total	$3,647,153	$2,152,793	$9,386,552	$5,418,205

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

As of June 30, 2025, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $37.9 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The following is a schedule summarizing employee and non-employee stock option activity for the six months ended June 30, 2025:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2024	10,731,183	$4.38
Granted	2,415,527	14.49
Exercised	(149,206)	3.27	$1,330,081
Expired/Cancelled	(228,419)	9.96
Outstanding at June 30, 2025	12,769,085	$6.20	$60,573,390
Exercisable at June 30, 2025	7,660,232	$4.09	$46,507,669

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

The following table summarized the activity of the Company’s RSA for the six months ended June 30, 2025:

Weighted Average
	Number of	Grant Date
	RSAs	Fair Value
Outstanding at December 31, 2024	—	$—
Granted	17,210	14.96
Vested	(17,210)	14.96
Expired/Cancelled	—	—
Outstanding at June 30, 2025	—	$—

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

The Company accounts for this award as a liability rather than income. As of June 30, 2025, Capricor’s principal liability balance for the CIRM Award was approximately $3.4 million, excluding any accrued interest.

On February 26, 2025, Capricor notified CIRM of its election to convert the CIRM Award into a loan. As a result, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. The terms of the loan agreement are currently under discussion with CIRM. Depending on the results of these discussions, accrued interest on the CIRM Award could reach up to approximately $7.1 million and may continue to accrue over time until the final payout. There was no accrued interest recorded as of June 30, 2025.

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

Expenses incurred under short-term operating leases for the three months ended June 30, 2025 and 2024 were $353,298 and $354,703, respectively, and $722,476 and $447,617 for the six months ended June 30, 2025 and 2024. Short-term operating lease payments for the three months ended June 30, 2025 and 2024 were $335,970 and $380,357, respectively, and $705,148 and $764,714 for the six months ended June 30, 2025 and 2024.

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

Capricor leases facilities in San Diego, California from Altman Investment Co., LLC (“Altman”). The Company entered into a lease agreement commencing October 1, 2021 with Altman for 9,396 square feet of office and laboratory space (the “San Diego Lease”). The rent is subject to a 3.0% annual rent increase during the initial lease term of five years, plus certain operating expenses and taxes. The San Diego Lease contains an option for Capricor to renew for an additional term of five years. The Company subsequently entered into several amendments to the San Diego Lease increasing the square footage of the premises. Effective October 1, 2023, the monthly lease payment was increased to $58,409 per month. Effective October 1, 2024, the monthly lease payment was increased to $60,161 per month. On February 26, 2025, the Company entered into a fourth lease amendment with Altman (the “Fourth Amendment”). Pursuant to the terms of the Fourth Amendment, the Company increased the rentable square footage to 34,348 square feet commencing on or before July 1, 2025 and extended the lease term to September 30, 2033. Commencing January 1, 2026, the base rent will increase to $188,914 per month. The rent is subject to a 3.0% annual rent increase commencing October 1, 2026 plus certain operating expenses and taxes. The Fourth Amendment contains an option for Capricor to renew for an additional term of five years. The Fourth Amendment commenced on July 1, 2025, and the Company estimates the amendment will result in an increase of approximately $13.5 million in operating lease liabilities and $13.4 million in right-of-use assets in the third quarter of 2025.

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

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of June 30, 2025:

2025 (remainder)	$459,818
2026	634,888
2027	—
2028	—
2029	—
Total minimum lease payments	1,094,706
Less: imputed interest	(50,598)
Total operating lease liabilities	$1,044,108
Included in the consolidated balance sheet:
Current portion of lease liabilities	$849,505
Lease liabilities, net of current	194,603
Total operating lease liabilities	$1,044,108

Other Information:
Weighted average remaining lease term	1.2 years
Weighted average discount rate	7.4%

The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Lease costs	$210,357	$210,357	$420,714	$420,714
Lease payments	227,201	229,197	454,403	455,822

Legal Contingencies

On July 17, 2025 a putative securities class action was filed in the Southern District of California, naming Capricor Therapeutics, Inc. and our chief executive officer, Linda Marbán. The action alleges certain violations of the U.S. federal securities laws and seeks unspecified damages.

On August 1, 2025 a derivative action was filed in the Southern District of California naming each of the Directors on the Board of Capricor Therapeutics, Inc. The action alleges, among other things, breaches of fiduciary duties and seeks unspecified damages.

In addition, from time to time, the Company may become involved in various other legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of June 30, 2025.

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

Employee Severances

The Board from time to time may approve severance packages for specific full-time employees based on their length of service and position ranging up to twelve months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of June 30, 2025.

7.            LICENSE AND DISTRIBUTION AGREEMENTS

Intellectual Property Rights for Capricor’s Technology - Deramiocel and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), Johns Hopkins University (“JHU”) and Cedars-Sinai Medical Center (“CSMC”). Capricor is also a party to an exclusive license agreement for intellectual property rights related to exosomes with CSMC. In addition, Capricor has filed patent applications related to the technology developed by its own scientists.

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

The Johns Hopkins University License Agreement

License Agreement for CDCs

Capricor and JHU entered into an Exclusive License Agreement, effective June 22, 2006 (the “JHU License Agreement”), which provides for the grant of an exclusive, world-wide, royalty-bearing license by JHU to Capricor (with the right to sublicense) to develop and commercialize licensed products and licensed services under the licensed patent rights in all fields and a nonexclusive right to the know-how. Various amendments were entered into to revise certain provisions of the JHU License Agreement. Under the JHU License Agreement, Capricor is required to exercise commercially reasonable and diligent efforts to develop and commercialize licensed products covered by the license from JHU.

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

In relation to the U.S. Distribution Agreement, for the three and six months ended June 30, 2025, the Company did not recognize any revenue compared to approximately $4.0 million and $8.9 million of revenue recognized for the three and six months ended June 30, 2024, respectively. There was no deferred revenue recorded as of June 30, 2025 or December 31, 2024. As of December 31, 2024, the Company recognized a receivable of $10.0 million related to the second milestone, which payment was received in January 2025.

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

The Company has evaluated the Japan Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s condensed consolidated balance sheets as of June 30, 2025.

Binding Term Sheet with Nippon Shinyaku (Territory: European Region)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. Upon execution of the definitive agreement, the Company will evaluate the terms in accordance with ASU 606, Revenue for Contracts from Customers. As of June 30, 2025, nothing has been recorded or received.

Capricor and Nippon Shinyaku have entered into several amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties are obligated to continue to negotiate in good faith toward a definitive agreement to September 30, 2025.

8.            RELATED PARTY TRANSACTIONS

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice. As of June 30, 2025 and December 31, 2024, $10,000 was recorded in accounts payable related to this Consulting Agreement.

In January 2024, Capricor entered into a Consulting Agreement with Michael Kelliher, a member of its Board of Directors, related to business development services whereby he was granted an option to purchase 30,000 shares of the Company's common stock.

Commercialization and Distribution Agreements

As noted above, Capricor is party to two commercialization and distribution agreements with Nippon Shinyaku, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “License and Distribution Agreements”). There were no outstanding receivables or payables as of June 30, 2025.

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

9.            SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through August 11, 2025, the date the financial statements were authorized for issuance. Based on this evaluation, and as described in Note 6 –“Commitments and Contingencies”, the Company has determined that there are no other subsequent events that require adjustment to or disclosure in the financial statements.

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

Company Overview

Capricor Therapeutics, Inc. is a clinical-stage biotechnology company focused on the development of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (DMD), a rare form of muscular dystrophy which results in muscle degeneration and premature death, and other diseases with high unmet medical needs.

Since our inception, we have devoted substantial resources to developing deramiocel and our other product candidates including our exosomes platform technology, developing our manufacturing processes, staffing our company and providing general and administrative support for these operations. We do not have any products approved for commercial sale. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of deramiocel for the treatment of DMD and our other product candidates. If successfully developed and approved, we intend and plan to commercialize deramiocel in the United States and Japan with our partner, Nippon Shinyaku Co., Ltd., a Japanese corporation (Nippon Shinyaku). Capricor may enter into licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, or further distribution relationships, we expect that any revenue we generate will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of any product sales, milestone payments and other payments. If we fail to complete the development of our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

A summary description of our key product candidates, is as follows:

Deramiocel for the Treatment of DMD: Regulatory and Clinical Update

Capricor’s lead clinical program is centered on deramiocel, an allogeneic cell therapy comprised of cardiosphere-derived cells (CDCs), for the treatment of cardiomyopathy associated with Duchenne muscular dystrophy. CDCs are a unique population of cardiac cells derived from healthy donor hearts, and they exert their therapeutic effect through immunomodulatory, anti-inflammatory, pro-angiogenic, and anti-fibrotic mechanisms—primarily mediated by secreted exosomes enriched with bioactive microRNAs. These non-coding RNA species influence gene expression in immune and tissue-resident cells, promoting regeneration and reducing inflammation, in contrast to dystrophin-restoring approaches like exon-skipping or gene therapy.

DMD is a progressive, fatal genetic disorder that results in significant skeletal and cardiac muscle deterioration. Over time, the lack of functional dystrophin leads to cardiomyocyte death and fibrosis, ultimately progressing to heart failure—the leading cause of death in DMD patients. There are currently no approved therapies specifically targeting DMD-associated cardiomyopathy, representing a substantial unmet medical and commercial opportunity for deramiocel.

Regulatory Progress and BLA Pathway

In the third quarter of 2024, we conducted a pre-Biologics License Application (BLA) meeting with the U.S. Food and Drug Administration (FDA) to discuss key components of our submission strategy, including the use of data from our HOPE-2 and HOPE-2 open label extension (OLE) trials, commercial manufacturing readiness and potential label considerations. Following additional discussions with the FDA, we completed our rolling BLA submission in December 2024. In early 2025, the FDA accepted our application for review, granted it Priority Review, and assigned a Prescription Drug User Fee Act (PDUFA) target action date of August 31, 2025.

At the May 2025 mid-cycle review meeting, the FDA noted no significant deficiencies. In May 2025, the FDA conducted a Pre-License Inspection (PLI) of our San Diego manufacturing facility for deramiocel. The inspection concluded with a Form 483 containing several observations. We were recently informed by the FDA that they have reviewed and found acceptable all responses to the 483 observations noted in the PLI.

In July 2025, we received a Complete Response Letter (CRL) stating that the current BLA does not meet the statutory requirement for substantial evidence of effectiveness and the need for additional clinical data. The CRL also cited certain outstanding items in the Chemistry, Manufacturing, and Controls (CMC) section, many of which we had previously addressed but were not reviewed by the FDA due to timing of the issuance of the CRL. At this time, we have internally addressed the remaining CMC issues noted in the CRL and have prepared formal responses which we plan to submit with our response to the CRL.

We are now actively preparing a formal written response to the CRL and have scheduled a Type A meeting with the FDA for August 2025. Pending regulatory guidance, Capricor seeks to resubmit its BLA based on its existing dataset and with HOPE-3 data (expected to be available in the fourth quarter of 2025) potentially serving as supportive and confirmatory evidence.

Clinical Development Overview

To date, we have completed two clinical trials evaluating deramiocel in DMD patients. The Phase I/II HOPE-Duchenne study showed encouraging signals in both skeletal and cardiac endpoints. In our randomized, placebo-controlled Phase II HOPE-2 trial, deramiocel met its primary endpoint (mid-level PUL v1.2; p=0.01) and secondary endpoints, including full PUL v2.0 (p=0.04) and left ventricular ejection fraction (LVEF; p=0.002). These results were published in The Lancet in March 2022, and the therapy was generally safe and well-tolerated.

Building on these results, we initiated the HOPE-2 OLE study, in which, at this time, 12 patients are continuing treatment with deramiocel. In June 2025, we reported positive four-year outcomes in the HOPE-2 OLE study demonstrating sustained preservation of cardiac function and a slowing in skeletal muscle decline. These findings further underscore the potential of deramiocel to alter disease progression. Clinical benefit was also observed when comparing treated patients to a natural history cohort, including statistically significant differences in PUL v2.0 scores and cardiac function metrics.

Phase 3 HOPE-3 Clinical Trial and Next Steps

Our ongoing Phase 3 clinical trial, HOPE-3, is a 1:1 randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of deramiocel in approximately 104 boys with DMD. Participants receive four doses over 12 months, and the trial includes two manufacturing cohorts: Cohort A (Los Angeles facility) and Cohort B (San Diego facility). In the fourth quarter of 2023, the Data Safety Monitoring Board (DSMB) reviewed a pre-specified futility analysis and recommended that the study continue as planned.

We recently completed the 12-month treatment period in HOPE-3 and expect to report topline results in the fourth quarter of 2025, although the study remains blinded at present. In alignment with FDA feedback and our evolving regulatory strategy, we amended the study protocol to designate LVEF as the primary endpoint, shifting the focus to cardiac efficacy. This change reflects the FDA’s emphasis on well-controlled cardiac outcome measures in DMD based on FDA feedback in the CRL and may, if the results are positive and accepted by the FDA,  meaningfully support our BLA. Skeletal muscle function will remain a key secondary endpoint, assessed via PUL v2.0, which captures upper limb strength across a spectrum of functional domains.

Additionally, if positive, HOPE-3 may support international regulatory filings, and we have initiated discussions with health authorities in Europe and Japan to define potential approval pathways.

Designations and Commercial Planning

Deramiocel has received RMAT and orphan drug designations, and, if approved, Capricor is eligible to receive a Priority Review Voucher (PRV) under its rare pediatric disease designation. Capricor retains full rights to the PRV, if granted.

We have entered into exclusive Commercialization and Distribution Agreements with Nippon Shinyaku for the United States and Japan. We aim to efficiently scale commercial efforts in key markets upon potential approval.

Exosome Platform

Extracellular vesicles, including exosomes and microvesicles, are nanoscale, membrane-enclosed particles secreted by most cells. These vesicles carry proteins, lipids, and nucleic acids (such as mRNA and microRNAs) and play a key role in intercellular communication. They signal by binding to membrane receptors or delivering their cargo directly into target cells, influencing functions such as inflammation, survival, proliferation, and tissue regeneration. Due to their small size, low immunogenicity, and ability to interact in native cellular language, exosomes represent a promising new class of therapeutic agents capable of modulating complex biological systems. As cell-free products, they offer advantages in storage, handling, and delivery similar to traditional biologics like monoclonal antibodies.

Our focus is on developing a precision engineered exosome platform capable of delivering defined sets of effector molecules through well characterized mechanisms of action. Our exosome platform, has advanced through internal research and external collaborations, including with the National Institutes of Health (NIH), National Institute of Allergy and Infectious Diseases (NIAID), Johns Hopkins University, the Department of Defense (DoD), U.S. Army Institute of Surgical Research (USAISR), and Cedars-Sinai Medical Center.

Preclinical data from our StealthX™ platform demonstrated rapid development of a recombinant protein based vaccine against SARS-CoV-2. Building on advancements in RNA and protein science, targeting, and scalable manufacturing, the platform has potential applications across infectious diseases, monogenic disorders, and other indications.

In 2024, Capricor was selected to participate in Project NextGen, an initiative led by the U.S. Department of Health and Human Services aimed at advancing next generation COVID-19 vaccines with broader and longer lasting protection. Under this program, NIAID is sponsoring a Phase 1 clinical trial of our StealthX™ vaccine. The trial will be conducted and overseen by NIAID’s Division of Microbiology and Infectious Diseases (DMID), with Capricor supplying the clinical material.

Following the clearance of the Investigational New Drug (IND) application by the FDA, the Phase 1 study initiated in August 2025. The trial includes several dosing arms initially focused on the spike (S) protein, with an additional planned arm which will utilize the nucleocapsid (N) protein, pending separate FDA clearance. If the vaccine meets NIAID’s criteria for safety and efficacy, the program may advance to a funded Phase 2 study.

As we advance our exosome platform, our strategy is to identify partners who can provide capital and development expertise to support clinical advancement across targeted indications.

Financial Operations Overview

As of June 30, 2025, we had cash, cash equivalents, and marketable securities totaling approximately $122.8 million. In the fourth quarter of 2024, we submitted our BLA to the FDA, which triggered our second milestone pursuant to the terms of our U.S. Distribution Agreement with Nippon Shinyaku. In January 2025, we received the $10.0 million milestone payment.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $25.9 million and approximately $11.0 million, for the three months ended June 30, 2025 and 2024, respectively. Our net losses were approximately $50.3 million and approximately $20.8 million, for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of approximately $250.1 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three months ended June 30, 2025 and 2024 was $0 and approximately $4.0 million, respectively. Clinical Development income for the six months ended June 30, 2025 and 2024 was approximately $0 and $8.9 million. As of June 30, 2025, the Company has fully recognized $50.0 million in development milestone payments received from Nippon Shinyaku related to the Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”). The upfront payment of $30.0 million and the first milestone payment of $10.0 million was ratably recognized as revenue using a proportional performance method in relation to the completion of the HOPE-3 clinical trial (Cohort A) whereas the $10.0 million related to the second milestone payment was recognized as revenue at the point in time when the BLA was submitted in December 2024.

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Three months ended June 30,
	2025	2024	Change ($)	Change (%)
Compensation and other personnel expenses	$7,510,545	$3,596,825	$3,913,720	109%
Duchenne muscular dystrophy program (deramiocel)	9,838,927	5,965,495	3,873,432	65%
Exosomes platform research	1,164,133	1,011,263	152,870	15%
Facility expenses	1,215,472	742,964	472,508	64%
Stock-based compensation	1,930,467	852,472	1,077,995	126%
Depreciation and amortization	233,491	200,135	33,356	17%
Research and other	154,219	135,615	18,604	14%
Total research and development expenses	$22,047,254	$12,504,769	$9,542,485	76%

R&D expenses for the three months ended June 30, 2025 increased by approximately $9.5 million, or 76%, compared to the three months ended June 30, 2024. The increase was primarily driven by the following:

●	$3.9 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$3.9 million increase in DMD (deramiocel) program-related expenses primarily related to our HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and expanded manufacturing production efforts for deramiocel in preparation for potential commercial launch;
●	$0.2 million increase in research expenses related to our exosomes platform, primarily related to our collaboration with NIAID;
●	$0.5 million increase in facility expenses primarily related to expanded leased space; and
●	$1.1 million increase in stock-based compensation expense primarily due to increases in headcount.

	Six months ended June 30,
	2025	2024	Change ($)	Change (%)
Compensation and other personnel expenses	$12,920,970	$7,013,414	$5,907,556	84%
Duchenne muscular dystrophy program (deramiocel)	17,544,121	11,244,139	6,299,982	56%
Exosomes platform research	2,685,067	1,675,101	1,009,966	60%
Facility expenses	2,300,893	1,227,513	1,073,380	87%
Stock-based compensation	4,669,051	1,840,199	2,828,852	154%
Depreciation and amortization	448,455	379,303	69,152	18%
Research and other	394,269	226,113	168,156	74%
Total research and development expenses	$40,962,826	$23,605,782	$17,357,044	74%

R&D expenses for the six months ended June 30, 2025 increased by approximately $17.4 million, or 74%, compared to the six months ended June 30, 2024. The increase was primarily driven by the following:

●	$5.9 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$6.3 million increase in DMD (deramiocel) program-related expenses primarily related to our HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and expanded manufacturing production efforts for deramiocel in preparation for potential commercial launch;
●	$1.0 million increase in research expenses related to our exosomes platform, primarily related to our collaboration with NIAID;

●	$1.1 million increase in facility expenses primarily related to expanded leased space; and
●	$2.8 million increase in stock-based compensation expense primarily due to increases in headcount.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Three months ended June 30,
	2025	2024	Change ($)	Change (%)
Stock-based compensation	$1,716,687	$1,300,321	$416,366	32%
Compensation and other personnel expenses	2,139,615	837,474	1,302,141	155%
Professional services	440,925	360,174	80,751	22%
Facility expenses	77,970	74,756	3,214	4%
Depreciation and amortization	252,788	156,800	95,988	61%
Other corporate expenses	1,043,895	328,363	715,532	218%
Total general and administrative expenses	$5,671,880	$3,057,888	$2,613,992	85%

G&A expenses for the three months ended June 30, 2025 increased by approximately $2.6 million, or 85%, compared to the three months ended June 30, 2024. The increase was primarily driven by the following:

●	$0.4 million increase in stock-based compensation expense primarily due to increases in headcount;
●	$1.3 million increase in compensation and other personnel expenses related to increases in headcount and recruiting costs; and
●	$0.7 million increase in other corporate expenses primarily related to increased overhead costs, related to travel and corporate expenses due to increased headcount.

	Six months ended June 30,
	2025	2024	Change ($)	Change (%)
Stock-based compensation	$4,717,501	$3,578,006	$1,139,495	32%
Compensation and other personnel expenses	3,640,458	1,615,407	2,025,051	125%
Professional services	776,834	784,169	(7,335)	(1)%
Facility expenses	155,289	151,134	4,155	3%
Depreciation and amortization	443,273	309,039	134,234	43%
Other corporate expenses	2,005,901	691,899	1,314,002	190%
Total general and administrative expenses	$11,739,256	$7,129,654	$4,609,602	65%

G&A expenses for the six months ended June 30, 2025 increased by approximately $4.6 million, or 65%, compared to the six months ended June 30, 2024. The increase was primarily driven by the following:

●	$1.1 million increase in stock-based compensation expense primarily due to increases in headcount;
●	$2.0 million increase in compensation and other personnel expenses related to increases in headcount and recruiting costs;
●	$0.1 million increase in depreciation and amortization expense related to fixed asset purchases and leasehold improvements; and
●	$1.3 million increase in other corporate expenses primarily related to increased overhead costs, related to travel and corporate expenses due to increased headcount.

Other Income

Investment Income. Investment income for the three months ended June 30, 2025 and 2024 was approximately $1.8 million and $0.6 million, respectively. Investment income for the six months ended June 30, 2025 and 2024 was approximately $2.5 million and $1.1 million, respectively. The increase in investment income for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 is due to a higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

Deramiocel for the treatment of DMD – The expenses for our DMD program include costs for personnel, clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing if our deramiocel product is approved. In 2025, we expect to spend approximately $45.0 million to $50.0 million primarily consisting of CMC expansion, product inventory buildout, clinical, regulatory and pre-commercial expenses for our deramiocel program.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage preclinical development. We expect to spend approximately $5.0 million to $7.0 million during 2025 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform including the manufacturing of our StealthX™ vaccine to be used in connection with our collaboration with NIAID.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2025 and December 31, 2024 and our net increase (decrease) in cash, cash equivalents, and marketable securities for the six months ended June 30, 2025 and 2024 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands. We estimate our current cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026.

Liquidity and capital resources	June 30, 2025	December 31, 2024
Cash and cash equivalents	$23,241	$11,287
Marketable securities	$99,559	$140,229
Working capital	$95,729	$142,359
Stockholders’ equity	$104,977	$145,462

	Six months ended June 30,
Cash flow data	2025	2024
Cash provided by (used in):
Operating activities	$(26,556)	$(13,557)
Investing activities	38,440	5,193
Financing activities	70	4,358
Net increase (decrease) in cash and cash equivalents	$11,954	$(4,006)

Our total cash, cash equivalents and marketable securities as of June 30, 2025 were approximately $122.8 million compared to approximately $151.5 million as of December 31, 2024. The decrease in cash, cash equivalents and marketable securities from December 31, 2024 to June 30, 2025 is primarily due to our continuing efforts in preparing the Company for potential commercialization. As of June 30, 2025, we had approximately $28.6 million in total liabilities, of which approximately $12.0 million relates to deferred revenue, and approximately $95.7 million in net working capital.

Cash used in operating activities was approximately $26.6 million and approximately $13.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase of approximately $13.0 million in cash used in operating activities is due to an approximately $29.5 million increase in net loss for the six months ended June 30, 2025 as compared to the same period in 2024. Furthermore, there was an increase of approximately $3.7 million in stock-based compensation, approximately $8.9 million in deferred revenue, and approximately $2.9 million in accounts payable and accrued expenses for the six months ended June 30, 2025 as compared to the same period in 2024. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow provided by investing activities of approximately $38.4 million for the six months ended June 30, 2025 and cash flow used in investing activities of approximately $5.2 million for the six months ended June 30, 2024, respectively. The change in investing activities for the six months ended June 30, 2025 as compared to the same period of 2024 is due to the net effect from purchases, sales and maturities of marketable securities and the purchase of approximately $2.6 million in property and equipment, leasehold improvements and construction in progress.

We had cash flow provided by financing activities of $69,934 and approximately $4.4 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily due to the net proceeds from the sale of common stock during 2024.

From inception through June 30, 2025, we financed our operations primarily through private and public sales of our equity securities, and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Binding Term Sheet with Nippon Shinyaku (Territory: Europe)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. At this time, Capricor and Nippon Shinyaku have entered into several amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties shall negotiate the definitive agreement to September 30, 2025.

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

September 2024 Private Placement

On September 16, 2024, the Company entered into a Subscription Agreement with Nippon Shinyaku pursuant to which the Company agreed to issue and sell to Nippon Shinyaku in a private placement (the “Private Placement”), an aggregate of 2,798,507 shares of the common stock of the Company at a price per Share of $5.36, which was issued at a 20% premium to the 60-day volume-weighted average price, for an aggregate purchase price of approximately $15.0 million. The Subscription Agreement also includes lock-up provisions restricting Nippon Shinyaku from selling or otherwise disposing of shares of the Company’s common stock until the six-month anniversary of the Closing Date.

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

The Company accounts for this award as a liability rather than income. As of June 30, 2025, Capricor’s principal liability balance for the CIRM Award was approximately $3.4 million, excluding any accrued interest.

On February 26, 2025, Capricor notified CIRM of its election to convert the CIRM Award into a loan. As a result, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. The terms of the loan agreement are currently under discussion with CIRM. Depending on the results of these discussions, accrued interest on the CIRM Award could reach up to approximately $7.1 million and may continue to accrue over time until the final payout. There was no accrued interest recorded as of June 30, 2025.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock options and restricted stock awards, as applicable. We have issued stock options and restricted stock awards to employees, directors and consultants under our five stock option plans: (i)  the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan), (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv)  the 2020 Equity Incentive Plan (the “2020 Plan”), and (v) the 2021 Equity Incentive Plan (the “2021 Plan”). At this time, the Company only issues stock options and restricted stock awards under the 2020 Plan, the 2021 Plan, and the 2025 Plan, and no longer issues stock awards under the 2006 Stock Option Plan, the 2012 Plan, or the 2012 Non-Employee Director Plan.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2025, the fair value of our cash, cash equivalents and marketable securities was approximately $122.8 million. Additionally, as of June 30, 2025, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market accounts, which included short-term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 17, 2025 a putative securities class action was filed in the Southern District of California, naming Capricor Therapeutics, Inc. and our chief executive officer, Linda Marbán. The action alleges certain violations of the U.S. federal securities laws and seeks unspecified damages.

On August 1, 2025 a derivative action was filed in the Southern District of California naming each of the Directors on the Board of Capricor Therapeutics, Inc. The action alleges, among other things, breaches of fiduciary duties and seeks unspecified damages.

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

We will incur costs in connection with defending securities class action litigation and derivative claims recently initiated by certain of our stockholders.

As noted in our Form 10-K for the year ended December 31, 2024, we may become subject to securities class action litigation or litigation initiated by individual stockholders. This risk is especially relevant due to our dependence on positive clinical trial outcomes and regulatory approvals. As noted in this Form 10-Q, we have now received notice of a putative class action and of a derivative action from certain of our stockholders.  Responding to these claims will be costly and time-consuming to us, and may cause management to have to divert attention and resources from the pursuit of our business strategies, any of which could harm our business and result in a decline in the market price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of the Company’s securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement”.

Item 6.  Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2024).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.6	Certificate of Amendment of the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020).

10.1	Capricor Therapeutics, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form S-8, filed with the SEC on June 16, 2025).

10.2

Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form S-8, filed with the SEC on June 16, 2025).

10.3	Consulting Agreement between Capricor, Inc. and Earl Collier, Jr., dated May 22, 2025.* +

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

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

CAPRICOR THERAPEUTICS, INC.

Date: August 11, 2025	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)