Form 10-Q
period 2025-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2025-11-10
CIK 1133869

variable

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, there were 45,718,475 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2025
	(unaudited)	December 31, 2024

CURRENT ASSETS
Cash and cash equivalents	$19,510,383	$11,286,996
Marketable securities	79,055,588	140,228,881
Receivables	59,167	10,368,489
Prepaid expenses and other current assets	2,326,543	1,500,901

TOTAL CURRENT ASSETS	100,951,681	163,385,267

PROPERTY AND EQUIPMENT, net	11,068,078	5,561,597

OTHER ASSETS
Lease right-of-use assets, net	13,929,710	1,312,522
Other assets	488,738	221,700

TOTAL ASSETS	$126,438,207	$170,481,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,719,416	$3,283,712
Accrued expenses	9,932,488	4,907,665
Lease liabilities, current	120,094	834,799
CIRM liability, current	3,376,259	—
Deferred revenue, current	12,000,000	12,000,000

TOTAL CURRENT LIABILITIES	28,148,257	21,026,176

LONG-TERM LIABILITIES
CIRM liability, net of current	—	3,376,259
Lease liabilities, net of current	14,422,695	616,315

TOTAL LONG-TERM LIABILITIES	14,422,695	3,992,574

TOTAL LIABILITIES	42,570,952	25,018,750

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,716,975 and 45,582,288 shares issued and outstanding, respectively	45,717	45,582
Additional paid-in capital	357,684,987	344,224,338
Accumulated other comprehensive income	844,122	1,026,955
Accumulated deficit	(274,707,571)	(199,834,539)

TOTAL STOCKHOLDERS’ EQUITY	83,867,255	145,462,336

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,438,207	$170,481,086

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

REVENUE
Revenue	$—	$2,261,642	$—	$11,139,956

TOTAL REVENUE	—	2,261,642	—	11,139,956

OPERATING EXPENSES
Research and development	20,359,098	11,807,867	61,321,924	35,413,649
General and administrative	5,924,942	3,463,655	17,664,198	10,593,308

TOTAL OPERATING EXPENSES	26,284,040	15,271,522	78,986,122	46,006,957

LOSS FROM OPERATIONS	(26,284,040)	(13,009,880)	(78,986,122)	(34,867,001)

OTHER INCOME (EXPENSE)
Other income	6,740	—	34,216	—
Investment income	1,713,499	453,152	4,236,393	1,516,418
Loss on disposal of fixed assets	(6,846)	—	(157,519)	—

TOTAL OTHER INCOME (EXPENSE)	1,713,393	453,152	4,113,090	1,516,418

NET LOSS	(24,570,647)	(12,556,728)	(74,873,032)	(33,350,583)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized loss on marketable securities	(543,452)	(58,766)	(182,833)	(139,592)

COMPREHENSIVE LOSS	$(25,114,099)	$(12,615,494)	$(75,055,865)	$(33,490,175)

Net loss per share, basic and diluted	$(0.54)	$(0.38)	$(1.64)	$(1.04)
Weighted average number of shares, basic and diluted	45,716,151	33,090,063	45,687,630	32,099,181

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2024	45,582,288	$45,582	$344,224,338	$1,026,955	$(199,834,539)	$145,462,336

Exercise of common warrants	699	1	3,983	—	—	3,984

Stock-based compensation	—	—	5,481,938	—	—	5,481,938

Vesting of restricted stock awards	17,210	17	257,444	—	—	257,461

Stock options exercised	76,690	77	46,293	—	—	46,370

Unrealized gain on marketable securities	—	—	—	784,972	—	784,972

Net loss					(24,391,594)	(24,391,594)

Balance at March 31, 2025	45,676,887	$45,677	$350,013,996	$1,811,927	$(224,226,133)	$127,645,467

Stock-based compensation	—	—	3,647,153	—	—	3,647,153

Stock options exercised	35,088	35	19,545	—	—	19,580

Unrealized loss on marketable securities	—	—	—	(424,353)	—	(424,353)

Net loss	—	—	—	—	(25,910,791)	(25,910,791)

Balance at June 30, 2025	45,711,975	$45,712	$353,680,694	$1,387,574	$(250,136,924)	$104,977,056

Stock-based compensation	—	—	3,997,348	—	—	3,997,348

Stock options exercised	5,000	5	6,945	—	—	6,950

Unrealized loss on marketable securities	—	—	—	(543,452)	—	(543,452)

Net loss	—	—	—	—	(24,570,647)	(24,570,647)

Balance at September 30, 2025	45,716,975	$45,717	$357,684,987	$844,122	$(274,707,571)	$83,867,255

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2023	31,148,320	$31,148	$181,701,859	$235,813	$(159,367,353)	$22,601,467

Issuance of common stock, net of fees	447,221	447	2,289,797	—	—	2,290,244

Stock-based compensation	—	—	3,265,412	—	—	3,265,412

Stock options exercised	4,642	5	(5)	—	—	—

Unrealized gain on marketable securities	—	—	—	71,888	—	71,888

Net loss	—	—	—	—	(9,794,073)	(9,794,073)

Balance at March 31, 2024	31,600,183	$31,600	$187,257,063	$307,701	$(169,161,426)	$18,434,938

Issuance of common stock, net of fees	330,458	331	1,985,518	—	—	1,985,849

Stock-based compensation	—	—	2,152,793	—	—	2,152,793

Stock options exercised	53,286	53	81,169	—	—	81,222

Unrealized loss on marketable securities	—	—	—	(152,714)	—	(152,714)

Net loss	—	—	—	—	(10,999,782)	(10,999,782)

Balance at June 30, 2024	31,983,927	$31,984	$191,476,543	$154,987	$(180,161,208)	$11,502,306

Issuance of common stock, net of fees	8,272,427	8,272	67,197,597	—	—	67,205,869

Exercise of common warrants	38,000	38	58,151	—	—	58,189

Stock-based compensation	—	—	2,051,283	—	—	2,051,283

Stock options exercised	38,038	38	62,768	—	—	62,806

Unrealized loss on marketable securities	—	—	—	(58,766)	—	(58,766)

Net loss	—	—	—	—	(12,556,728)	(12,556,728)

Balance at September 30, 2024	40,332,392	$40,332	$260,846,342	$96,221	$(192,717,936)	$68,264,959

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(74,873,032)	$(33,350,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	157,519	—
Depreciation and amortization	1,386,454	1,049,509
Stock-based compensation	13,126,439	7,469,488
Restricted stock awards granted	257,461	—
Changes in lease liabilities	343,592	(30,941)
Changes in operating assets and liabilities:
Receivables	10,309,322	9,962,311
Prepaid expenses and other current assets	(768,086)	559,637
Accounts payable and accrued expenses	3,815,813	281,122
Deferred revenue	—	(11,139,956)
Net cash used in operating activities	(46,244,518)	(25,199,413)

Cash flows from investing activities:
Purchase of marketable securities	(136,392,638)	(69,077,305)
Proceeds from sales and maturities of marketable securities	197,383,098	77,079,337
Purchases of property and equipment	(1,239,588)	(678,073)
Payments for leasehold improvements	(383,539)	(126,180)
Payments for construction in progress	(4,976,312)	—
Net cash provided by investing activities	54,391,021	7,197,779

Cash flows from financing activities:
Net proceeds from sale of common stock	—	71,481,962
Proceeds from exercise of stock awards and warrants	76,884	202,217
Net cash provided by financing activities	76,884	71,684,179

Net increase in cash and cash equivalents	8,223,387	53,682,545

Cash and cash equivalents balance at beginning of period	11,286,996	14,694,857

Cash and cash equivalents balance at end of period	$19,510,383	$68,377,402

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—
Initial recognition of right-of-use asset	$13,382,191	$—

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

Basis of Consolidation

Our condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation. Management has determined that the Company operates as a single reportable operating segment.

Reclassification

Certain reclassification of prior period amounts has been made to conform to the current year presentation.

Liquidity and Going Concern

As of September 30, 2025, the Company’s cash, cash equivalents and marketable securities totaled approximately $98.6 million with an accumulated deficit of approximately $274.7 million. The Company has historically financed its research and development activities as well as operational expenses primarily from equity financings and payments from collaboration partners. The Company primarily uses cash for research and development expenses, development of manufacturing capabilities, commercial launch preparation expenses, general and administrative expenses, capital expenditures and other working capital requirements.

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

The Company’s options for raising additional capital include potentially seeking additional financing primarily from, but not limited to, the sale and issuance of equity or debt securities, the licensing or sale of its technology and other assets, potential distribution and other partnering opportunities, and potentially from government grants. The Company has incurred significant operating losses and negative cash flows from operations. Based on the Company’s available cash resources and the Company’s projections for its operations, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Therefore, there is a substantial doubt about the Company’s ability to continue as a going concern.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered as available-for-sale and carried at estimated fair values. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method. Unrealized gains and losses on available-for-sale securities are presented as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. As of September 30, 2025, marketable securities consist primarily of short-term United States treasuries.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation was $494,725 and $361,167 for the three months ended September 30, 2025 and 2024, respectively, and $1,386,454 and $1,049,509 for the nine months ended September 30, 2025 and 2024, respectively.

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2025	2024
Furniture and fixtures	$189,821	$192,083
Laboratory equipment	7,457,314	6,318,362
Leasehold improvements	2,785,395	2,501,207
Construction in progress	5,283,553	—
	15,716,083	9,011,652
Less accumulated depreciation	(4,648,005)	(3,450,055)
Property and equipment, net	$11,068,078	$5,561,597

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”). Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually. No impairment related to long-lived assets was recorded for the three and nine months ended September 30, 2025 and 2024.

Cloud Computing Arrangements

The Company’s cloud computing arrangements (“CCA”) primarily relate to its enterprise resource planning system. Capitalized implementation costs associated with these arrangements are included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over their estimated useful life of seven years. As of September 30, 2025, capitalized implementation costs totaled $845,756, with $52,703 of accumulated amortization recognized. Amortization expense totaled $52,703 for the three and nine months ended September 30, 2025. There were no capitalized CCA assets as of December 31, 2024.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Accrued clinical expenses	$2,585,309	$1,919,437
Accrued payroll and related costs	4,725,024	2,552,516
Other accrued expenses	2,622,155	435,712
Total accrued expenses	$9,932,488	$4,907,665

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

Under the U.S. Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku Co., Ltd., a Japanese corporation (“Nippon Shinyaku”), the transaction price consists of variable shared revenue payments and fixed components in the form of an upfront payment and milestones. For the first performance obligation identified, which is the conduct of the HOPE-3, Phase 3 clinical study, the timing of the fixed component of the transaction price is upfront, however, the performance obligation is satisfied over a period of time, which is the estimated duration of the HOPE-3 clinical trial, Cohort A arm. Therefore, upon receipt of the upfront payment and achievement of the first milestone, a contract liability is recorded which represents deferred revenue. The Company evaluates the measure of progress for each reporting period and, if necessary, adjusts the related revenue recognition. For the second performance obligation identified, which was the submission of our BLA to the FDA, the payment was due at the point in time when the application was submitted in December 2024. As such, revenue was recognized at the point in time, and a contract asset was recorded which represents accounts receivable.

Receivables

As of September 30, 2025, receivables primarily consisted of $59,167 related to funds due from the Employee Retention Credit. As of December 31, 2024, accounts receivable primarily consisted of $10.0 million due from Nippon Shinyaku, related to the second milestone payment, as well as $366,551 related to funds due from the Employee Retention Credit.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development. Research and development costs amounted to approximately $20.4 million and $11.8 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $61.3 million and $35.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $25.1 million and $12.6 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $75.1 million and $33.5 million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s other comprehensive income (loss) is related to net unrealized gain (loss) on marketable securities. The Company’s other comprehensive loss was $543,452 and $58,766 for the three months ended September 30, 2025 and 2024, respectively, and $182,833 and $139,592 for the nine months ended September 30, 2025 and 2024, respectively.

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

For the three and nine months ended September 30, 2025 and 2024, warrants and options to purchase 17,748,407 and 15,454,599 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three and nine months ended September 30, 2025 and 2024.

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

The following table summarizes the fair value measurements by level at September 30, 2025 and December 31, 2024 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025
	Level I	Level II	Level III	Total
Marketable Securities	$79,055,588	$—	$—	$79,055,588

	December 31, 2024
	Level I	Level II	Level III	Total
Marketable Securities	$140,228,881	$—	$—	$140,228,881

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

Recent Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The ASU is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statement.

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

2.            STOCKHOLDERS’ EQUITY

October 2024 Underwritten Public Offering

On October 16, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Oppenheimer & Co., Inc. (“Oppenheimer”) as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue, in a public offering, an aggregate of 5,073,800 shares of common stock, including the exercise in full of the underwriters’ option to purchase additional shares to cover over allotments, at a public offering price of $17.00 per share for total gross proceeds of approximately $86.3 million, before deducting underwriting commissions and other offering expenses payable by the Company. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $5.4 million.

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

ATM Programs

September 2025 ATM Program

On September 10, 2025, the Company established an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $150.0 million (the “September 2025 ATM Program”), pursuant to an Equity Distribution Agreement with Piper Sandler and Oppenheimer (collectively, the “Agents”), by which the Agents may sell our common stock at the market prices prevailing at the time of sale. The Agents are entitled to compensation for their services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.

No shares have been sold under the September 2025 ATM Program through the date of this quarterly filing on Form 10-Q.

June 2021 ATM Program

The Company established an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “June 2021 ATM Program”) on June 21, 2021, pursuant to a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC (“Wainwright”) by which Wainwright sold our common stock at the market prices prevailing at the time of sale. Wainwright was entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.

From June 21, 2021 through October 1, 2024, the Company sold an aggregate of 9,228,383 shares of common stock under the June 2021 ATM Program at an average price of approximately $8.13 per share for gross proceeds of approximately $75.0 million which represents all amounts that were available to be sold under the June 2021 ATM program. Effective October 1, 2024, the June 2021 ATM Program was closed and terminated. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees in the aggregate amount of approximately $2.4 million.

3.            STOCK AWARDS, WARRANTS AND OPTIONS

Warrants

The following table summarizes all warrant activity for the nine months ended September 30, 2025:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2024	4,935,621	$5.70
Granted	—	—
Exercised	(699)	5.70
Outstanding at September 30, 2025	4,934,922	$5.70

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock:

		Warrants Outstanding
		September 30,	December 31,	Exercise Price	Expiration
Type	Grant Date	2025	2024	per Share	Date
Common Warrants	10/3/2023	4,934,922	4,935,621	$5.70	10/3/2030
		4,934,922	4,935,621

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

In May 2025, the Company’s stockholders approved the 2025 Plan which authorized 3,500,000 shares of common stock reserved under the 2025 Plan for the issuance of stock awards. The number of shares available for issuance under the 2025 Plan shall be automatically increased on January 1 of each year, commencing with January 1, 2026 and ending on January 1, 2035, by an amount equal to 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year.

As of September 30, 2025, 3,585,246 shares remain available for issuance under the respective stock option plans.

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

Stock Option Awards

The estimated weighted average fair value of the options granted during the three months ended September 30, 2025 and 2024 were approximately $5.50 and $4.16 per share, respectively. The estimated weighted average fair value of the options granted during the nine months ended September 30, 2025 and 2024 were approximately $12.01 and $4.56 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The company used the following assumptions to estimate the fair value of stock options issued during the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Expected volatility	104 - 115%	109 - 119%
Expected term	5 - 6 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	3.7 - 4.5%	3.9 - 4.5%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
General and administrative	$1,779,609	$1,274,238	$6,497,110	$4,852,244
Research and development	2,217,739	777,045	6,886,790	2,617,244
Total	$3,997,348	$2,051,283	$13,383,900	$7,469,488

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

As of September 30, 2025, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $35.0 million, which is expected to be recognized over a weighted average period of approximately 2.46 years.

The following is a schedule summarizing employee and non-employee stock option activity for the nine months ended September 30, 2025:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2024	10,731,183	$4.38
Granted	2,533,027	14.12
Exercised	(154,206)	3.20	$1,359,331
Expired/Cancelled	(296,519)	10.18
Outstanding at September 30, 2025	12,813,485	$6.18	$33,377,698
Exercisable at September 30, 2025	8,223,709	$4.32	$27,762,799

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

The following table summarized the activity of the Company’s RSA for the nine months ended September 30, 2025:

Weighted Average
	Number of	Grant Date
	RSAs	Fair Value
Outstanding at December 31, 2024	—	$—
Granted	17,210	14.96
Vested	(17,210)	14.96
Expired/Cancelled	—	—
Outstanding at September 30, 2025	—	$—

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

The Company accounts for this award as a liability rather than income. As of September 30, 2025, Capricor’s principal liability balance for the CIRM Award was approximately $3.4 million, excluding any accrued interest.

On February 26, 2025, Capricor notified CIRM of its election to convert the CIRM Award into a loan. As a result, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. The terms of the loan agreement are currently under discussion with CIRM. Depending on the results of these discussions, accrued interest on the CIRM Award could reach up to approximately $7.9 million and may continue to accrue over time until the final payout. This estimate is dependent on many factors, some of which have yet to be determined. There was no accrued interest recorded as of September 30, 2025.

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

Commencing on November 20, 2024, the Company entered into a lease with Shiraz Partners LP (“Shiraz”) for the same manufacturing facilities located in Vista, California, with a term of 6 months with an option to extend for another 6 months (the “Shiraz Lease”). The monthly base rent is $31,247. In March 2025, the Company extended the term of the Shiraz Lease to November 19, 2025, with an increased monthly base rent of $41,247 beginning May 21, 2025. The Company is currently in discussions with Shiraz to extend the term of the lease for a period of time potentially from approximately six months up to one year.

In December 2024, the Company entered into a sublease agreement with Entos Pharmaceuticals US, Inc. (“Entos”) for office and research space located in San Diego, California, with a monthly base rent of $63,127. The Company is currently in discussions with Entos to extend the term of the sublease for a period of time potentially from approximately six months up to 18 months.

Expenses incurred under short-term operating leases for the three months ended September 30, 2025 and 2024 were $335,980 and $339,954, respectively, and $1,058,456 and $787,571 for the nine months ended September 30, 2025 and 2024. Short-term operating lease payments for the three months ended September 30, 2025 and 2024 were $335,980 and $22,857, respectively, and $1,041,128 and $787,571 for the nine months ended September 30, 2025 and 2024.

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

Capricor leases facilities in San Diego, California from Altman Investment Co., LLC (“Altman”). The Company entered into a lease agreement commencing October 1, 2021 with Altman for 9,396 square feet of office and laboratory space (the “San Diego Lease”). The rent is subject to a 3.0% annual rent increase during the initial lease term of five years, plus certain operating expenses and taxes. The San Diego Lease contained an option for Capricor to renew for an additional term of five years. The Company subsequently entered into several amendments to the San Diego Lease increasing the square footage of the premises. Effective October 1, 2023, the monthly lease payment was increased to $58,409 per month. Effective October 1, 2024, the monthly lease payment was increased to $60,161 per month. On February 26, 2025, the Company entered into a fourth lease amendment with Altman (the “Fourth Amendment”). Pursuant to the terms of the Fourth Amendment, the Company increased the rentable square footage to 34,348 square feet commencing on or before July 1, 2025 and exercised its option to extend the lease term to September 30, 2033. Commencing January 1, 2026, the base rent will increase to $188,914 per month. The rent is subject to a 3.0% annual rent increase commencing October 1, 2026 plus certain operating expenses and taxes. The Fourth Amendment contains an option for Capricor to renew for an additional term of five years. The Fourth Amendment commenced on July 1, 2025, which resulted in an increase of approximately $13.5 million in operating lease liabilities and $13.4 million in right-of-use assets.

Effective November 1, 2021, the Company entered into a vivarium agreement with Explora BioLabs, Inc. (“Explora”), a Charles River Company, for vivarium space and services. Under the terms of the agreement, the Company is obligated to pay a base rent of $4,021 per month for an exclusive large vivarium room located in San Diego, California. In December 2022, we were notified by Explora of a monthly rent escalation of 4.5% bringing the base rent to approximately $4,202 per month effective January 1, 2023. Additionally, effective January 1, 2024, we entered into an amendment for an additional 24-month period extending the term through December 31, 2025 with a monthly lease payment of $4,370 commencing on January 1, 2024 subject to a 4.0% annual rent increase. The Company is currently in discussions with Explora to extend the term of the agreement.

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

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of September 30, 2025:

2025 (remainder)	$247,466
2026	1,120,564
2027	2,411,889
2028	2,482,464
2029	2,555,156
Thereafter	10,259,370
Total minimum lease payments	19,076,909
Less: imputed interest	(4,534,120)
Total operating lease liabilities	$14,542,789
Included in the consolidated balance sheet:
Current portion of lease liabilities	$120,094
Lease liabilities, net of current	14,422,695
Total operating lease liabilities	$14,542,789

Other Information:
Weighted average remaining lease term	7.9 years
Weighted average discount rate	6.3%

The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Lease costs	$619,332	$210,357	$1,040,046	$631,072
Lease payments	242,051	221,099	696,454	676,921

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

On October 2, 2025, the Company received a Section 220 Shareholder Demand Letter dated September 30, 2025 to inspect and make copies of certain books and records of the Company. The stockholder's demand is related to, among other things, alleged false and misleading statements purportedly made by officers and directors of the Company, as well as the alleged failure to disclose material adverse facts about the Company's business, operations, and prospects.

In addition, from time to time, the Company may become involved in various other legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of September 30, 2025.

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

Employee Severances

The Board from time to time may approve severance packages for specific full-time employees based on their length of service and position ranging up to twelve months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of September 30, 2025.

7.            LICENSE AND DISTRIBUTION AGREEMENTS

Intellectual Property Rights for Capricor’s Technology - Deramiocel and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells (“CDCs”) with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), Johns Hopkins University (“JHU”) and Cedars-Sinai Medical Center (“CSMC”). Capricor is also a party to an exclusive license agreement for intellectual property rights related to exosomes with CSMC. In addition, Capricor has filed patent applications related to CDC and exosomes the technology developed by its own scientists.

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

The Johns Hopkins University License Agreement for CDCs

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

In relation to the U.S. Distribution Agreement, for the three and nine months ended September 30, 2025, the Company did not recognize any revenue compared to approximately $2.3 million and $11.1 million of revenue recognized for the three and nine months ended September 30, 2024, respectively. There was no deferred revenue recorded as of September 30, 2025 or December 31, 2024. As of December 31, 2024, the Company recognized a receivable of $10.0 million related to the second milestone, which payment was received in January 2025.

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

The Company has evaluated the Japan Distribution Agreement in accordance with ASU 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s condensed consolidated balance sheets as of September 30, 2025.

Binding Term Sheet with Nippon Shinyaku (Territory: European Region)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of Deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of Deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of Deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. Upon execution of the definitive agreement, the Company will evaluate the terms in accordance with ASU 606, Revenue for Contracts from Customers. As of September 30, 2025, nothing has been recorded or received.

Capricor and Nippon Shinyaku have entered into several amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties are obligated to continue to negotiate in good faith toward a definitive agreement to November 30, 2025.

8.            RELATED PARTY TRANSACTIONS

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice. As of September 30, 2025 and December 31, 2024, $10,000 was recorded in accounts payable related to this Consulting Agreement.

In January 2024, Capricor entered into a Consulting Agreement with Michael Kelliher, a member of its Board of Directors, related to business development services whereby he was granted an option to purchase 30,000 shares of the Company's common stock.

Commercialization and Distribution Agreements

As noted above, Capricor is party to two commercialization and distribution agreements with Nippon Shinyaku, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “License and Distribution Agreements”). There were no outstanding receivables or payables as of September 30, 2025.

Binding Term Sheet

As noted above, on September 16, 2024, Capricor entered into the Term Sheet with Nippon Shinyaku for the commercialization and distribution of Deramiocel for the treatment of DMD in the European region, as defined in the

Term Sheet (see Note 7 – “License and Distribution Agreements”). Capricor and Nippon Shinyaku have entered into several amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties are obligated to continue to negotiate in good faith toward a definitive agreement to November 30, 2025.

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

9.            SEGMENT INFORMATION

The Company operates as a single operating segment. The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), is responsible for allocating resources and assessing performance. The CODM reviews the Company’s operating results on an aggregate basis to make decisions about resource allocation, evaluate financial performance, and manage the overall business. Accordingly, the Company’s operations are managed as one reportable segment focused on the development and commercialization of its therapeutic candidates.

The following table represents consolidated net loss summarized by the significant segment expenses regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenues	$—	$2,261,642	$—	$11,139,956

Research and development:
Compensation and benefits	9,586,659	4,461,233	27,176,680	13,314,847
Duchenne muscular dystrophy program (Deramiocel)	7,310,101	5,430,428	24,854,222	16,674,567
Exosomes platform research	1,474,937	842,952	4,160,004	2,518,052
Other R&D segment expenses (1)	1,987,401	1,073,254	5,131,018	2,906,183
Total research and development	20,359,098	11,807,867	61,321,924	35,413,649
General and administrative:
Compensation and benefits	3,314,529	2,323,384	11,672,488	7,516,797
Other G&A segment expenses (2)	2,610,413	1,140,271	5,991,710	3,076,511
Total general and administrative	5,924,942	3,463,655	17,664,198	10,593,308
Operating loss	(26,284,040)	(13,009,880)	(78,986,122)	(34,867,001)
Total non-operating income, net	1,713,393	453,152	4,113,090	1,516,418
Net loss	$(24,570,647)	$(12,556,728)	$(74,873,032)	$(33,350,583)

(1)	Other R&D segment expenses primarily include other pipeline development costs, depreciation, amortization, and other facility costs.
(2)	Other G&A segment expenses primarily include accounting, legal and other professional fees, consulting expenses, business insurance, employee travel, and other facility and information technology costs.

10.            SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through the date of this filing. Based on this evaluation, and as described in Note 6 –“Commitments and Contingencies”, the Company has determined that there are no other subsequent events that require adjustment to or disclosure in the financial statements.

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

A summary description of our key product candidates, is as follows:

Deramiocel for the Treatment of DMD: Regulatory and Clinical Update

Capricor’s lead clinical program is centered on Deramiocel, an allogeneic cell therapy comprised of cardiosphere-derived cells (“CDCs”), for the treatment of cardiomyopathy associated with Duchenne muscular dystrophy. CDCs are a unique population of cardiac cells derived from healthy donor hearts, and they exert their therapeutic effect through immunomodulatory, anti-inflammatory, pro-angiogenic, and anti-fibrotic mechanisms—primarily mediated by secreted exosomes enriched with bioactive microRNAs. These non-coding RNA species influence gene expression in immune and tissue-resident cells, promoting regeneration and reducing inflammation, in contrast to dystrophin-restoring approaches like exon-skipping or gene therapy.

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

Regulatory Progress and BLA Pathway

In the third quarter of 2024, the Company conducted a pre-Biologics License Application (“BLA”) meeting with the U.S. Food and Drug Administration (“FDA”) to discuss key components of its submission strategy, including the use of data from the HOPE-2 and HOPE-2 Open-Label Extension (“OLE”) trials, commercial manufacturing readiness, and potential label considerations. Following additional interactions with the FDA, the Company completed its rolling BLA submission in December 2024. In early 2025, the FDA accepted the application for review, granted Priority Review status, and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of August 31, 2025.

In May 2025, the Company held a mid-cycle review meeting, during which the FDA noted no significant deficiencies. That same month, the FDA conducted a Pre-License Inspection (“PLI”) of the Company’s San Diego GMP manufacturing facility for Deramiocel. The inspection concluded with a Form 483 containing several observations, to which the Company provided written responses. The FDA subsequently confirmed that all responses to the Form 483 observations were found acceptable.

In July 2025, the Company received a Complete Response Letter (“CRL”) from the FDA stating that the current BLA did not meet the statutory requirement for substantial evidence of effectiveness and that additional clinical data would be required. The CRL also cited certain outstanding items in the Chemistry, Manufacturing, and Controls (“CMC”) section, many of which had been addressed by the Company but were not reviewed prior to issuance of the CRL.

In August 2025, the Company held a Type A meeting with the FDA to discuss next steps toward potential approval of Deramiocel. Key outcomes from the meeting included the FDA’s agreement that the HOPE-3 Phase 3 trial should serve as the “additional study” requested in the CRL and that HOPE-3 data may be submitted within the existing BLA. The FDA also confirmed that Performance of the Upper Limb (PUL v2.0) should remain the primary efficacy endpoint and that left ventricular ejection fraction (LVEF) measured by cMRI is an appropriate key secondary endpoint, which the Company intends to request for labeling consideration.

Our HOPE-3, Phase 3 clinical trial, is a 1:1 randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of Deramiocel in 105 boys with DMD. Participants receive four doses over 12 months, and the trial includes two manufacturing cohorts: Cohort A (Los Angeles facility) and Cohort B (San Diego facility). In 2023, the Data Safety Monitoring Board (“DSMB”) reviewed a pre-specified futility analysis and recommended that the study continue as planned. Topline HOPE-3 data are expected in the coming weeks (fourth quarter of 2025) and the Company plans to submit the HOPE-3 results with a formal complete response with the goal of supporting a label encompassing at least cardiac function and potentially skeletal muscle function in patients with Duchenne muscular dystrophy.

The study remains blinded at present, and our statistical analysis plan (“SAP”) has been submitted to the FDA. Importantly, safety data from the trial have been regularly reported to the FDA, and no significant safety signals have been observed. Across our programs, we have administered more than 800 infusions to approximately 150 DMD patients with Deramiocel continuing to demonstrate a strong and consistent safety profile. Positive results from the HOPE-3 trial, if achieved, are expected to provide confirmatory evidence to support BLA resubmission and FDA review. The resubmission is expected to be reviewed under a Type 2 classification with an anticipated review of up to six-months for approval.  Additionally, if positive, HOPE-3 may support international regulatory filings, and we have initiated discussions with health authorities in Europe and Japan to define potential approval pathways.

DMD Clinical Development Overview

To date, we have completed two clinical trials evaluating Deramiocel in DMD patients. The Phase I/II HOPE-Duchenne study showed encouraging signals in both skeletal and cardiac endpoints. In our randomized, placebo-controlled Phase II HOPE-2 trial, Deramiocel met its primary endpoint (mid-level PUL v1.2; p=0.01) and secondary endpoints, including full PUL v2.0 (p=0.04) and left ventricular ejection fraction (LVEF; p=0.002). These results were published in The Lancet in 2022, and the therapy was generally safe and well-tolerated.

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

Regulatory Designations and Commercial Planning

Deramiocel has received Orphan Drug Designation for the treatment of DMD from both the U.S. FDA and the European Medicines Agency (EMA). In addition, it has been granted Regenerative Medicine Advanced Therapy (RMAT) designation in the U.S., Advanced Therapy Medicinal Product (ATMP) designation in Europe, and Rare Pediatric Disease Designation from the FDA, which may qualify Capricor for a Priority Review Voucher upon approval. Capricor retains full rights to the PRV, if granted.  For Becker Muscular Dystrophy (BMD), Deramiocel has also received Orphan Drug Designation from the FDA.

We have entered into exclusive Commercialization and Distribution Agreements with Nippon Shinyaku for the United States and Japan. At this time, we are actively pursuing commercial activities in order to be prepared for commercial launch, if approved.

Exosome Platform (Phase 1)

Extracellular vesicles, including exosomes and microvesicles, are nanoscale, membrane-enclosed particles secreted by most cells. These vesicles carry proteins, lipids, and nucleic acids (such as mRNA and microRNAs) and play a key role in intercellular communication. They signal by binding to membrane receptors or delivering their cargo directly into target cells, influencing functions such as inflammation, survival, proliferation, and tissue regeneration. Due to their small size, low immunogenicity, and ability to interact in native cellular language, exosomes represent a potentially promising new class of therapeutic agents capable of modulating complex biological systems. As cell-free products, they offer advantages in storage, handling, and delivery similar to traditional biologics like monoclonal antibodies.

Our focus is on developing a precision engineered exosome platform capable of delivering defined sets of effector molecules through well characterized mechanisms of action. Our exosome platform, has advanced through internal research and external collaborations, including with the National Institutes of Health (“NIH”), National Institute of Allergy and Infectious Diseases (“NIAID”), Johns Hopkins University, the Department of Defense (“DoD”), U.S. Army Institute of Surgical Research (“USAISR”), and Cedars-Sinai Medical Center.

Preclinical data from our StealthX™ platform demonstrated rapid development of a recombinant protein-based vaccine against SARS-CoV-2. Building on advancements in RNA and protein science, targeting, and scalable manufacturing, the platform has potential applications across infectious diseases, monogenic disorders, and other indications.

In 2024, Capricor was selected to participate in Project NextGen, an initiative led by the U.S. Department of Health and Human Services aimed at advancing next generation COVID-19 vaccines with broader and longer lasting protection. Under this program, NIAID is sponsoring a Phase 1 clinical trial of our StealthX™ vaccine. The trial is being conducted and overseen by NIAID’s Division of Microbiology and Infectious Diseases (“DMID”), with Capricor supplying the clinical material.

Following the clearance of the Investigational New Drug (“IND”) application by the FDA, the Phase 1 study initiated in August 2025. The trial includes several dosing arms initially focused on the spike (S) protein, with an additional planned arm which will utilize the nucleocapsid (N) protein, pending separate FDA clearance. If the vaccine meets NIAID’s criteria for safety and efficacy, the program may advance to a funded Phase 2 study. Initial data from this study is expected in the first quarter of 2026, subject to completion by NIAID. Due to the government shutdown, at this time, it is uncertain as to whether NIAID will have the resources to fund a Phase 2 study.

As we advance our exosome platform, our strategy is to identify partners who can provide capital and development expertise to support clinical advancement across targeted indications.

Financial Operations Overview

As of September 30, 2025, we had cash, cash equivalents, and marketable securities totaling approximately $98.6 million.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $24.6 million and approximately $12.6 million, for the three months ended September 30, 2025 and 2024, respectively. Our net losses were approximately $74.9 million and approximately $33.4 million, for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $274.7 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three months ended September 30, 2025 and 2024 was $0 and approximately $2.3 million, respectively. Clinical Development income for the nine months ended September 30, 2025 and 2024 was approximately $0 and $11.1 million. As of September 30, 2025, the Company has fully recognized $50.0 million in development milestone payments received from Nippon Shinyaku related to the Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”). The upfront payment of $30.0 million and the first milestone payment of $10.0 million was ratably recognized as revenue using a proportional performance method in relation to the completion of the HOPE-3 clinical trial (Cohort A) whereas the $10.0 million related to the second milestone payment was recognized as revenue at the point in time when the BLA was submitted in December 2024.

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Three months ended September 30,
	2025	2024	Change ($)	Change (%)
Compensation and other personnel expenses	$7,368,920	$3,684,188	$3,684,732	100%
Duchenne muscular dystrophy program (Deramiocel)	7,310,101	5,430,428	1,879,673	35%
Exosomes platform research	1,474,937	842,952	631,985	75%
Facility expenses	1,540,560	755,373	785,187	104%
Stock-based compensation	2,217,739	777,045	1,440,694	185%
Depreciation and amortization	246,735	200,727	46,008	23%
Research and other	200,106	117,154	82,952	71%
Total research and development expenses	$20,359,098	$11,807,867	$8,551,231	72%

R&D expenses for the three months ended September 30, 2025 increased by approximately $8.6 million, or 72%, compared to the three months ended September 30, 2024. The increase was primarily driven by the following:

●	$3.7 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$1.9 million increase in DMD (Deramiocel) program-related expenses primarily related to our HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and expanded manufacturing production efforts for Deramiocel in preparation for potential commercial launch;
●	$0.6 million increase in research expenses related to our exosomes platform, primarily related to our collaboration with NIAID;
●	$0.8 million increase in facility expenses primarily related to expanded leased space; and
●	$1.4 million increase in stock-based compensation expense primarily due to increases in headcount and stock price.

	Nine months ended September 30,
	2025	2024	Change ($)	Change (%)
Compensation and other personnel expenses	$20,289,890	$10,697,603	$9,592,287	90%
Duchenne muscular dystrophy program (Deramiocel)	24,854,222	16,674,567	8,179,655	49%
Exosomes platform research	4,160,004	2,518,052	1,641,952	65%
Facility expenses	3,841,453	1,982,886	1,858,567	94%
Stock-based compensation	6,886,790	2,617,244	4,269,546	163%
Depreciation and amortization	695,190	580,030	115,160	20%
Research and other	594,375	343,267	251,108	73%
Total research and development expenses	$61,321,924	$35,413,649	$25,908,275	73%

R&D expenses for the nine months ended September 30, 2025 increased by approximately $25.9 million, or 73%, compared to the nine months ended September 30, 2024. The increase was primarily driven by the following:

●	$9.6 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$8.2 million increase in DMD (Deramiocel) program-related expenses primarily related to our HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and expanded manufacturing production efforts for Deramiocel in preparation for potential commercial launch;
●	$1.6 million increase in research expenses related to our exosomes platform, primarily related to our collaboration with NIAID;
●	$1.9 million increase in facility expenses primarily related to expanded leased space; and
●	$4.3 million increase in stock-based compensation expense primarily due to increases in headcount and stock price.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Three months ended September 30,
	2025	2024	Change ($)	Change (%)
Stock-based compensation	$1,779,609	$1,274,238	$505,371	40%
Compensation and other personnel expenses	1,534,920	1,049,146	485,774	46%
Professional services	1,040,843	506,525	534,318	105%
Facility expenses	189,415	79,978	109,437	137%
Depreciation and amortization	247,990	160,440	87,550	55%
Other corporate expenses	1,132,165	393,328	738,837	188%
Total general and administrative expenses	$5,924,942	$3,463,655	$2,461,287	71%

G&A expenses for the three months ended September 30, 2025 increased by approximately $2.5 million, or 71%, compared to the three months ended September 30, 2024. The increase was primarily driven by the following:

●	$0.5 million increase in stock-based compensation expense primarily due to increases in headcount and stock price;
●	$0.5 million increase in compensation and other personnel expenses related to increases in headcount and recruiting costs;
●	$0.5 million increase in professional services largely attributable to elevated legal and consulting costs related to our continuing regulatory initiatives., and
●	$0.7 million increase in other corporate expenses primarily related to increased overhead costs, related to travel and corporate expenses due to increased headcount.

	Nine months ended September 30,
	2025	2024	Change ($)	Change (%)
Stock-based compensation	$6,497,110	$4,852,244	$1,644,866	34%
Compensation and other personnel expenses	5,175,378	2,664,553	2,510,825	94%
Professional services	1,817,677	1,290,693	526,984	41%
Facility expenses	344,704	231,111	113,593	49%
Depreciation and amortization	691,263	469,479	221,784	47%
Other corporate expenses	3,138,066	1,085,228	2,052,838	189%
Total general and administrative expenses	$17,664,198	$10,593,308	$7,070,890	67%

G&A expenses for the nine months ended September 30, 2025 increased by approximately $7.1 million, or 67%, compared to the nine months ended September 30, 2024. The increase was primarily driven by the following:

●	$1.6 million increase in stock-based compensation expense primarily due to increases in headcount and stock price;
●	$2.5 million increase in compensation and other personnel expenses related to increases in headcount and recruiting costs;
●	$0.5 million increase in professional services largely attributable to elevated legal and consulting costs related to our continuing regulatory initiatives;
●	$0.2 million increase in depreciation and amortization expense related to fixed asset purchases and leasehold improvements; and
●	$2.1 million increase in other corporate expenses primarily related to increased overhead costs, related to travel and corporate expenses due to increased headcount.

Other Income

Investment Income. Investment income for the three months ended September 30, 2025 and 2024 was approximately $1.7 million and $0.5 million, respectively. Investment income for the nine months ended September 30, 2025 and 2024 was approximately $4.2 million and $1.5 million, respectively. The increase in investment income for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 is due to a higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

Deramiocel for the treatment of DMD – The expenses for our DMD program include costs for personnel, clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing if our Deramiocel product is approved. In 2025, we expect to spend approximately $50.0 million to $55.0 million primarily consisting of CMC expansion, product inventory buildout, clinical, regulatory and pre-commercial expenses for our Deramiocel program.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage preclinical development. We expect to spend approximately $7.0 million to $9.0 million during 2025 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform including the manufacturing of our StealthX™ vaccine to be used in connection with our collaboration with NIAID.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2025 and December 31, 2024 and our net increase (decrease) in cash, cash equivalents, and marketable securities for the nine months ended September 30, 2025 and 2024 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands. We estimate our current cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026.

Liquidity and capital resources	September 30, 2025	December 31, 2024
Cash and cash equivalents	$19,510	$11,287
Marketable securities	$79,056	$140,229
Working capital	$72,803	$142,359
Stockholders’ equity	$83,867	$145,462

	Nine months ended September 30,
Cash flow data	2025	2024
Cash provided by (used in):
Operating activities	$(46,245)	$(25,199)
Investing activities	54,391	7,198
Financing activities	77	71,684
Net increase in cash and cash equivalents	$8,223	$53,683

Our total cash, cash equivalents and marketable securities as of September 30, 2025 were approximately $98.6 million compared to approximately $151.5 million as of December 31, 2024. The decrease in cash, cash equivalents and marketable securities from December 31, 2024 to September 30, 2025 is primarily due to our continuing efforts in preparing the Company for potential commercialization. As of September 30, 2025, we had approximately $42.6 million in total liabilities, consisting of approximately $14.5 million in lease liabilities, approximately $12.7 million in accounts payable and accrued expenses, and $12.0 million relates to deferred revenue, with net working capital of approximately $72.8 million.

Cash used in operating activities was approximately $46.2 million and approximately $25.2 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of approximately $21.0 million in cash used in operating activities is due to an approximately $41.5 million increase in net loss for the nine months ended September 30, 2025 as compared to the same period in 2024. Furthermore, there was an increase of approximately $5.7 million in stock-based compensation, approximately $11.1 million in deferred revenue, and approximately $3.5 million in accounts payable and accrued expenses for the nine months ended September 30, 2025 as compared to the same period in 2024. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow provided by investing activities of approximately $54.4 million for the nine months ended September 30, 2025 and approximately $7.2 million for the nine months ended September 30, 2024, respectively. The change in investing activities for the nine months ended September 30, 2025 as compared to the same period of 2024 is due to the net effect from purchases, sales and maturities of marketable securities and the purchase of approximately $6.6 million in property and equipment, leasehold improvements and construction in progress.

We had cash flow provided by financing activities of $76,884 and approximately $71.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is primarily due to the net proceeds from the sale of common stock during 2024.

From inception through September 30, 2025, we financed our operations primarily through private and public sales of our equity securities, and payments from distribution agreements and collaboration partners. As we have not generated any revenue from the commercial sale of our products to date, and unless we receive approval, we do not expect to generate revenue for several years, if ever, and may need to raise substantial additional capital to fund our research and development, including our long-term plans for clinical trials and new product development.

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

Based on our current cash resources and projected operating plan, we do not have sufficient funds to support operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. Accordingly, substantial doubt exists about our ability to continue as a going concern.

Our plan to address this uncertainty includes seeking additional financing through equity or debt issuances, licensing or sale of technology, and potential government grants. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. These financial statements do not include any adjustments that might result if we are unable to continue as a going concern.

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

Binding Term Sheet with Nippon Shinyaku (Territory: Europe)

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of Deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of Deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of Deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into on the same economic terms as the term sheet, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. At this time, Capricor and Nippon Shinyaku have entered into several amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties shall negotiate the definitive agreement to November 30, 2025.

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

ATM Program

September 2025 ATM Program

The Company established an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $150.0 million (the “September 2025 ATM Program”) on September 10, 2025, pursuant to an Equity Distribution Agreement with Piper Sandler and Oppenheimer (collectively, the “Agents”) by which the Agents may sell our common stock at the market prices prevailing at the time of sale. The Agents are entitled to compensation for their services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.

There have been no shares sold under the September 2025 ATM Program through the date of this quarterly filing on Form 10-Q.

June 2021 ATM Program

On June 21, 2021, the Company initiated an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $75.0 million (the “June 2021 ATM Program”), with the common stock to be distributed at the market prices prevailing at the time of sale. The ATM Program was established under a Common Stock Sales Agreement (the “Sales Agreement,”), with H.C. Wainwright & Co. LLC (“Wainwright”), under which the Company issued and sold shares of our common stock through Wainwright as sales agent. The Sales Agreement provided that Wainwright would be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. All shares issued pursuant to the June 2021 ATM Program were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254363), which was initially filed with the Securities and Exchange Commission (the “SEC”), on March 16, 2021, amended on June 15, 2021 and declared effective by the SEC on June 16, 2021. From June 21, 2021 through October 1, 2024, the Company sold an aggregate of 9,228,383 shares of common stock under the June 2021 ATM Program at an average price of approximately $8.13 per share for gross proceeds of approximately $75.0 million which represents all amounts that were available to be sold. Effective October 1, 2024, the June 2021 ATM Program was closed and terminated. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to Wainwright, as well as legal and accounting fees, in the aggregate amount of approximately $2.4 million.

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

The Company accounts for this award as a liability rather than income. As of September 30, 2025, Capricor’s principal liability balance for the CIRM Award was approximately $3.4 million, excluding any accrued interest.

On February 26, 2025, Capricor notified CIRM of its election to convert the CIRM Award into a loan. As a result, certain requirements of the CIRM Award will no longer be applicable, including the revenue sharing requirements. The terms of the loan agreement are currently under discussion with CIRM. Depending on the results of these discussions, accrued interest on the CIRM Award could reach up to approximately $7.9 million and may continue to accrue over time until the final payout. This estimate is dependent on many factors, some of which have yet to be determined. There was no accrued interest recorded as of September 30, 2025.

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

Clinical Trial Expense

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process is designed to account for expenses resulting from our obligations under contracts with vendors, consultants, CROs and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our condensed consolidated financial statements by matching the appropriate expenses with the period in which services are provided and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

Recently Issued or Newly Adopted Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The ASU is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of September 30, 2025, the fair value of our cash, cash equivalents and marketable securities was approximately $98.6 million. Additionally, as of September 30, 2025, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of money market funds and bank money market accounts, which included short-term U.S. treasuries, bank savings and checking accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 17, 2025 a putative securities class action was filed in the Southern District of California, naming Capricor Therapeutics, Inc. and our chief executive officer, Linda Marbán. The action alleges certain violations of the U.S. federal securities laws and seeks unspecified damages.

On August 1, 2025 a derivative action was filed in the Southern District of California naming each member of the board of directors of Capricor Therapeutics, Inc. The action alleges, among other things, breaches of fiduciary duties and seeks unspecified damages.

On October 2, 2025, the Company received a Section 220 Shareholder Demand Letter dated September 30, 2025 to inspect and make copies of certain books and records of the Company. The stockholder's demand is related to, among other things, alleged false and misleading statements purportedly made by officers and directors of the Company, as well as the alleged failure to disclose material adverse facts about the Company's business, operations, and prospects.

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

We will incur costs in connection with defending securities class action litigation, the derivative claims and the Section 220 Demand for Inspection recently initiated by certain of our stockholders.

As noted in our Form 10-K for the year ended December 31, 2024, we may become subject to securities class action litigation or litigation initiated by individual stockholders. This risk is especially relevant due to our dependence on positive clinical trial outcomes and regulatory approvals. As noted in this Form 10-Q, we have now received notice of a putative class action, a derivative action and a Section 220 Demand for Inspection from certain of our stockholders.  Responding to these claims will be costly and time-consuming to us, and may cause management to have to divert attention and resources from the pursuit of our business strategies, any of which could harm our business and result in a decline in the market price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of the Company’s securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement”.

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

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPRICOR THERAPEUTICS, INC.

Date: November 10, 2025	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)