Form 10-K
period 2025-12-31
CAPRICOR THERAPEUTICS, INC.
filed 2026-03-17
CIK 1133869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2025

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

(858) 727-1755

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	CAPR	The Nasdaq Global Select Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $398,991,720, based on the last reported sale of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2025 of $9.93 per share.

As of March 16, 2026, there were 57,510,635 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results and preclinical studies. Data obtained from such clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Readers are expressly advised to review and consider certain risk factors, which include risks associated with (1) our ability to successfully conduct clinical trials and preclinical studies for our product candidates, (2) our ability to obtain required regulatory approvals to develop, manufacture and market our product candidates, either on an accelerated basis or at all, (3) our ability to market and sell products, including the ability of our products (if approved) to be eligible for government and other reimbursement programs, and the levels of reimbursement, (4) our ability to raise additional capital or to license our products or enter into other collaborations on favorable terms, (5) our ability to execute our product development and commercialization plans on time and on budget, (6) our ability to identify and obtain additional product candidates, (7) our ability to raise enough capital to fund our operations, (8) our ability to protect our intellectual property rights, and (9) our compliance with legal and regulatory requirements as a public company. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to announce publicly revisions to any of our forward-looking statements, whether resulting from new information, future events or otherwise.

The following discussion should be read together with our consolidated financial statements and related consolidated notes contained in this Annual Report on Form 10-K. Results for the year ended December 31, 2025 are not necessarily indicative of results that may be attained in the future.

PART I

ITEM 1. BUSINESS

Overview

Capricor Therapeutics, Inc. is a biotechnology company focused on the development and potential commercialization of cell and exosome-based therapeutics for the treatment of Duchenne muscular dystrophy (“DMD”), a rare genetic disorder characterized by progressive muscle degeneration and premature death, as well as other diseases with significant unmet medical need. Since our inception, we have devoted substantial resources to the development of our lead product candidate, Deramiocel, a cell therapy designed to address the cardiac and skeletal muscle complications associated with DMD, as well as to advancing our exosome-based platform, developing manufacturing capabilities and supporting our research and development activities. Our Biologics License Application (“BLA”) for Deramiocel for the treatment of DMD is currently under review by the U.S. Food and Drug Administration (“FDA”), with a Prescription Drug User Fee Act (“PDUFA”) target action date of August 22, 2026, for potential approval in the United States. We currently have no products approved for commercial sale. Our ability to generate product revenue and achieve profitability will depend on the successful development, regulatory approval and commercialization of Deramiocel and any other product candidates we may develop. If approved, we intend to commercialize Deramiocel in the United States and may seek commercialization through strategic partners in other select international markets.

Our development efforts for Deramiocel for the treatment of DMD have progressed through multiple clinical studies, and we continue activities to support regulatory review and potential approval in the United States, as well as commercialization preparation, if approved.

Technology and Platforms

Cell Therapy (Deramiocel)

Our core program is focused on the development and commercialization of Deramiocel, a cell therapy product candidate comprised of cardiosphere-derived cells (“CDCs”), a population of cardiac-derived stromal cells isolated from qualified donated human hearts, for the treatment of Duchenne muscular dystrophy. Deramiocel is designed to slow disease progression through the immunomodulatory, anti-inflammatory, pro-angiogenic and anti-fibrotic activities of CDCs. These effects are mediated in part by exosomes secreted by CDCs that contain bioactive molecules, including microRNAs and other signaling factors, which may influence gene expression and cellular pathways involved in  inflammation, fibrosis, and tissue repair.

This mechanism of action is distinct from mutation-targeted approaches such as exon-skipping oligonucleotides and gene therapies, which aim to restore dystrophin expression in muscle cells. DMD is caused by mutations in the dystrophin gene that impair production of functional dystrophin, a structural protein important for maintaining muscle integrity. The absence of functional dystrophin leads to progressive skeletal and cardiac muscle damage, muscle cell death and replacement of muscle tissue with fibrosis. Cardiac involvement is a major component of disease progression in DMD. In patients with DMD, heart muscle cells progressively deteriorate and are replaced with scar tissue, leading to cardiomyopathy and ultimately heart failure, which is a leading cause of mortality in individuals with DMD. While several therapies have been developed to address certain genetic mutations associated with DMD, significant unmet medical need remains, particularly in patients with established skeletal and cardiac muscle disease.

Our clinical development program for Deramiocel has focused primarily on adolescents and young adults with DMD, including many patients who are non-ambulatory and experiencing progressive cardiac and skeletal muscle decline. We believe therapies that address inflammatory and fibrotic processes contributing to muscle degeneration may provide potential benefit across a broad population of individuals with DMD.

Exosomes Platform Technology (StealthXTM)

Extracellular vesicles (“EVs”), including exosomes and microvesicles, are nano-scale membrane-enclosed vesicles secreted by many cell types that contain characteristic lipids, proteins and nucleic acids, including messenger RNA (“mRNA”) and microRNAs. These vesicles facilitate intercellular communication through the binding and activation of membrane receptors or through the delivery of molecular cargo into target cells. Through these mechanisms, EVs may influence a variety of biological processes, including cell survival, proliferation, inflammation and tissue repair.

Exosomes in particular have attracted increasing interest as potential therapeutic and diagnostic platforms. Their small size, generally low immunogenicity, and ability to deliver biologically active molecules to recipient cells may allow them to modulate complex biological pathways. Because exosomes are cell-free vesicles, they may be stored, handled, and administered using approaches similar to those used for certain established biologic therapies.

Our exosome platform is supported by internal research and external collaborations. Our collaborations and research around exosomes include the National Institutes of Health (“NIH”), the National Institute of Allergy and Infectious Diseases (“NIAID”), Johns Hopkins University (“JHU”), the Department of Defense (“DoD”), the U.S. Army Institute of Surgical Research (“USAISR”), and Cedars-Sinai Medical Center (“CSMC”). Our platform leverages advances in RNA biology, protein engineering and targeted delivery technologies to support the development of exosome-based therapeutics and vaccines. We are currently exploring exosome-based approaches for infectious diseases, monogenic diseases and other potential indications.

Our current strategy is focused on advancing these programs through collaborations and partnerships that may provide additional development resources and capital to support potential clinical development.

Objectives and Business Strategy

We believe that our cell therapy and exosome-based platforms have the potential to enable the development of novel therapeutics for a broad range of diseases. We intend to leverage our technology platforms, collaborations and internal capabilities to develop therapeutics for diseases with significant unmet medical need. Our current strategic priorities include the following:

●	advancing Deramiocel through the regulatory process and preparing for potential commercialization in the United States and other key markets;
●	continuing the development of our Deramiocel program for the treatment of DMD and preparing for potential commercialization, including expanding manufacturing capabilities to support commercial supply, further developing our commercial infrastructure, and securing additional partners in select international markets, subject to the rights of Nippon Shinyaku as our exclusive distributor for DMD in the United States and Japan;
●	evaluating potential additional therapeutic indications for Deramiocel beyond DMD;
●	advancing our exosome platform for therapeutic development through internal research, strategic collaborations and partnerships; and
●	selectively pursuing strategic collaborations and partnerships to accelerate development and commercialization timelines and potentially expand our pipeline within our core areas of focus.

Our History

Capricor, Inc., a wholly-owned subsidiary of Capricor Therapeutics, Inc., was founded in 2005 as a Delaware corporation to develop therapeutic applications based on the discovery of cardiosphere-derived cells by its founder, Eduardo Marbán, M.D., Ph.D. The CDC technology was first identified in the academic laboratory of Dr. Marbán while he served as Chief of Cardiology at Johns Hopkins University. Since the initial scientific publication describing CDCs in 2007, research related to CDCs has been reported in more than 250 scientific publications, and CDC-based therapies have been administered to more than 250 subjects across multiple clinical studies.

Subsequent research suggested that many of the therapeutic effects of CDCs are mediated through the secretion of extracellular vesicles, including exosomes, which led us to begin exploring the potential therapeutic applications of exosome-based technologies.

To support our research and clinical development activities, we have assembled a scientific advisory board consisting of experts in cardiology, neurology and Duchenne muscular dystrophy. Members of our advisory board include clinicians and researchers with expertise in both the cardiac and skeletal muscle manifestations of DMD, including physicians affiliated with leading DMD clinical centers in the United States.

Capricor became a public company following the completion of a merger between Capricor and a subsidiary of Nile Therapeutics, Inc., a Delaware corporation (“Nile”), in 2013. Upon completion of the merger, Capricor became a wholly-owned subsidiary of Nile and Nile changed its name to Capricor Therapeutics, Inc. Capricor Therapeutics was

subsequently listed on the Nasdaq Capital Market and currently trades under the symbol “CAPR” on the Nasdaq Global Select Market.

Since our inception, we have received approximately $600 million in funding through a combination of equity financings, strategic collaborations, grants and government-supported programs. These sources include our collaboration with Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku”), as well as funding from organizations such as the National Institutes of Health and the California Institute for Regenerative Medicine (“CIRM”).

Core Therapeutic Areas

Duchenne muscular dystrophy: DMD is a rare, monogenic, X-linked muscle disease characterized by progressive degeneration of skeletal and cardiac muscle, with mortality typically occurring in the third decade of life. There is currently no cure for DMD, and available therapies remain limited in their ability to slow overall disease progression. It is estimated that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is approximately 15,000 individuals in the United States and approximately 200,000 worldwide.

DMD is caused by mutations in the dystrophin gene that impair the production of functional dystrophin, a structural protein that helps maintain muscle cell integrity. The absence or reduction of dystrophin leads to repeated cycles of muscle damage, inflammation and fibrosis, ultimately resulting in progressive muscle degeneration and replacement of muscle tissue with fibrotic and fatty tissue. Disease severity and progression may vary among patients, but the condition typically follows a predictable clinical course that includes:

●	early muscle damage and inflammation beginning in early childhood;
●	progressive muscle weakness and loss of muscle function during childhood;
●	decline in ambulation and respiratory function typically beginning around school age;
●	loss of independent ambulation during the pre-teen or early teenage years;
●	progressive loss of upper extremity function during adolescence; and
●	progressive respiratory and cardiac complications, including cardiomyopathy that may lead to heart failure.

Glucocorticoids remain a commonly used component of the standard of care and have been shown to temporarily improve muscle strength and prolong the period of ambulation. However, long-term glucocorticoid therapy is associated with well-recognized adverse effects, including weight gain, growth suppression, reduced bone density (osteoporosis) and metabolic complications.

DMD is associated with substantial medical and economic burden. The cost of care typically increases as the disease progresses and may include hospitalizations, medications, frequent physician visits, assistive devices and supportive respiratory or cardiac care. Additional indirect costs may arise from caregiver burden, reduced productivity and other quality-of-life impacts associated with progressive neuromuscular disease. Cardiac disease, particularly cardiomyopathy associated with Duchenne muscular dystrophy, has emerged as a leading cause of mortality in individuals with DMD, highlighting the need for therapeutic approaches that address both skeletal muscle degeneration and cardiac dysfunction associated with the disease.

Becker Muscular Dystrophy: Becker muscular dystrophy (“BMD”) is a related dystrophinopathy caused by mutations in the dystrophin gene, the same gene implicated in Duchenne muscular dystrophy. BMD typically presents later in life and generally follows a slower disease progression than DMD. It is estimated to affect approximately 5,000 individuals in the United States. Despite its comparatively milder course, many individuals with BMD develop progressive cardiac complications, including cardiomyopathy, which can significantly impact morbidity and mortality.

Given the role of cardiac dysfunction in BMD, we are exploring the potential use of Deramiocel in this indication.

SARS-CoV-2: SARS-CoV-2 is the novel coronavirus responsible for coronavirus disease 2019 (“COVID-19”). Coronaviruses are a family of viruses that can cause respiratory illness in humans, ranging from mild infections such as the common cold to more severe diseases including severe acute respiratory syndrome (“SARS”) and Middle East respiratory syndrome (“MERS”). Although the acute phase of the COVID-19 pandemic has subsided in many regions, SARS-CoV-2 continues to circulate globally and remains a public health concern, particularly for vulnerable populations.

We are developing an exosome-based vaccine candidate targeting SARS-CoV-2 using our exosome platform technology. This program is currently being evaluated in a Phase 1 clinical study conducted in collaboration with the National Institutes of Health. Our strategy for this program is to pursue strategic partnerships that may provide additional resources and capital to support further clinical development.

Our Pipeline – Key Programs

Deramiocel: Duchenne Muscular Dystrophy Program: Deramiocel is Capricor’s lead product candidate and is being developed for the treatment of DMD, a rare, progressive genetic disease characterized by degeneration of skeletal and cardiac muscle. Deramiocel is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, pro-angiogenic and anti-fibrotic actions of CDCs. Through these mechanisms, Deramiocel is designed to slow disease progression and preserve both skeletal and cardiac muscle function in patients with DMD.

We have conducted a comprehensive clinical development program evaluating Deramiocel in patients with DMD, including randomized controlled trials and long-term follow-up studies designed to assess safety and efficacy across multiple measures of disease progression. These studies include the Phase 3 HOPE-3 trial, the Phase 2 HOPE-2 trial and its ongoing open-label extension, and the earlier Phase I/II HOPE-Duchenne clinical trial.

Biologics License Application: In late 2024, we completed our submission of a BLA to the FDA seeking approval of Deramiocel for the treatment of Duchenne muscular dystrophy. The FDA accepted the BLA for review, granted Priority Review, and assigned a PDUFA target action date of August 31, 2025. In July 2025, we received a Complete Response Letter (“CRL”) from the FDA stating that the application did not meet the statutory requirement for substantial evidence of effectiveness and requesting additional clinical data.

Following a Type A meeting with the FDA in August 2025, we aligned with the Agency on a regulatory path forward to address the CRL, including the submission of additional clinical data from the Phase 3 HOPE-3 trial. We subsequently submitted our response to the CRL, which the FDA accepted as a complete response and classified as a Class 2 resubmission, assigning a new Prescription Drug User Fee Act target action date of August 22, 2026. If approved, Deramiocel has the potential to become the first therapy designed to address both skeletal and cardiac muscle manifestations of Duchenne muscular dystrophy.

In parallel with our U.S. regulatory activities, we have initiated regulatory engagement in Europe and Japan and are working with the relevant health authorities to determine the most appropriate regulatory pathway for Deramiocel in those regions.

The clinical trials supporting the development of Deramiocel are summarized below.

Phase 3 (HOPE-3) Clinical Trial: HOPE-3 is a Phase 3, multi-center, randomized, double-blind, placebo-controlled clinical trial consisting of two cohorts evaluating the safety and efficacy of Deramiocel in participants with DMD and impaired skeletal muscle function who are on a stable regimen of systemic glucocorticoids. Non-ambulatory and ambulatory boys and young men who meet eligibility criteria were randomly assigned to receive either intravenous Deramiocel at 150 million cells per infusion or placebo every three months for a 12-month period. The study randomized 106 participants across 20 U.S. clinical sites and the average age of participants was approximately 15 years. Baseline demographics were well balanced between treatment arms, approximately 90 percent were receiving cardiac medications at baseline, and approximately 75% had a clinical diagnosis of cardiomyopathy.

The primary outcome measure of the HOPE-3 study was the Performance of the Upper Limb (“PUL”) v2.0, a validated tool specifically designed for assessing high (shoulder), mid (elbow) and distal (wrist and hand) functions, with a conceptual framework reflecting weakness progression in upper limb function. In HOPE-3 we also measured various secondary endpoints including cardiac function assessments.

In December, 2025, we announced positive topline results from this study showing that the primary endpoint of PUL v2.0 and the key secondary cardiac endpoint of left ventricular ejection fraction (“LVEF”) achieved statistical significance (p=0.03 and p=0.04, respectively). Additionally, the study showed statistical significance in all type 1 error controlled secondary endpoints. Furthermore, Deramiocel maintained a safety and tolerability profile consistent with prior clinical experience.

Topline Efficacy Results

Endpoint	% Slowing of Progression[3] (Deramiocel vs. Placebo)	p-value
Performance of Upper Limb (PUL v2.0) Total Score¹ (Primary endpoint, n=106)	54%	p=0.029
Left Ventricular Ejection Fraction (LVEF %)² (Key secondary endpoint, n=83)	91%	p=0.041

¹n reflects the number of patients in the ITT population with evaluable PUL v2.0 assessments.

²n reflects the number of patients in the ITT population with centrally reviewed and evaluable cardiac MRI LVEF assessments at baseline and at 12 months.

3 Percent slowing is calculated as the treatment difference divided by the placebo change from baseline.

In March 2026, additional analyses and new functional outcomes data from the HOPE-3 trial were presented in a late-breaking oral presentation at the 2026 Muscular Dystrophy Association Clinical & Scientific Conference. Cardiac MRI analyses demonstrated a statistically significant reduction in myocardial fibrosis as measured by late gadolinium enhancement (“LGE”), corresponding to a three-segment treatment difference compared to placebo at 12 months (p=0.022). In patients with baseline cardiomyopathy, treatment resulted in a 3.3 percentage-point improvement in left ventricular ejection fraction compared to placebo (p=0.017). A Global Statistical Test (“GST”), a composite including

PUL v2.0, LVEF and Patient Global Impression of Severity (“PGI-S”), demonstrated a statistically significant overall treatment effect favoring Deramiocel (p=0.017). Additional functional outcomes were also reported including data from the Duchenne Video Assessment (“DVA”) showed the “eat 10 bites” task demonstrated approximately 83% slowing of disease progression compared to placebo (p=0.018).

Phase 2 (HOPE-2) Clinical Trial: HOPE-2 was a randomized, double-blind, placebo-controlled clinical trial conducted at multiple sites in the United States and was completed in 2021. The clinical trial was designed to evaluate the safety and efficacy of repeated, intravenous doses of Deramiocel, in boys and young men with evidence of skeletal muscle impairment regardless of ambulatory status. Approximately 90% of the patients in the study were non-ambulant and all patients were on a stable regimen of steroids. Demographic and baseline characteristics were similar between the two treatment groups. The final one-year results from HOPE-2 were published in The Lancet in March 2022, showing that the trial met its primary efficacy endpoint of the mid-level dimension of the PUL v1.2 (p=0.01) and additional positive endpoints of full PUL v2.0 (p=0.04). Left ventricular ejection fraction, a global measure of cardiac pump function, decreased in the placebo group over time, but stabilized in the Deramiocel group, showing a 107% slowing of the progression of cardiac disease (p=0.002). Additionally, the data suggested statistically significant benefits in cardiac function as measured by indexed volumes (LVESVi, LVEDVi). These are surrogate measures of cardiac function and are considered significant in relevance to long-term outcomes. Furthermore, the data showed a reduction in the biomarker CK-MB, an enzyme that is only released when there is cardiac muscle cell damage. In normal human subjects, there is typically no CK-MB measurable in the blood. It is well accepted that continuous muscle cell damage in DMD leads to pathologically high enzyme levels associated with cardiac muscle cell loss. To our knowledge, this is the first clinical study in DMD that correlates cardiac functional stabilization with a reduction of a biomarker of cell damage. With the exception of steroids, preservation of function in DMD is uncommon. The results of the placebo patients were consistent with natural history, but in the treated group, most patients were stable or improved on these endpoints throughout the one-year treatment period. Deramiocel was generally safe and well tolerated throughout the study. With the exception of hypersensitivity reactions early in the clinical trial, which were mitigated with a common pre-medication regimen, there were no serious safety signals identified by the HOPE-2 Data Safety and Monitoring Board (“DSMB”).

Phase 2 (HOPE-2-Open Label Extension) (“OLE”) Clinical Trial: We are currently conducting an OLE clinical trial available to all patients who participated in the HOPE-2 study which includes those patients who received placebo. Initially, 13 patients elected to continue treatment. Data from the study suggests disease modification with statistically significant differences in the PUL v2.0 scale in the Deramiocel original treatment group when compared to the original placebo group from HOPE-2. The HOPE-2-OLE study previously met its primary efficacy endpoint at the one-year timepoint on the PUL v2.0 scale. The study remains ongoing and the four-year data continue to show sustained functional improvements in multiple measures of skeletal and cardiac function. Deramiocel treatment during the OLE portion of the study continues to yield a consistent safety profile and has been well-tolerated throughout the study.

Phase I/II (HOPE-Duchenne) Clinical Trial: HOPE-Duchenne was a randomized, controlled, multi-center Phase I/II clinical trial which was designed to evaluate the safety and exploratory efficacy of Deramiocel in patients with cardiomyopathy associated with DMD. Twenty-five patients were randomized in a 1:1 ratio to receive either Deramiocel on top of usual care or usual care only. In patients receiving Deramiocel, 25 million cells were infused into each of their three main coronary arteries for a total dose of 75 million cells. It was a one-time treatment, and the last patient was infused in September 2016. Patients were observed over the course of 12 months. Efficacy was evaluated according to several exploratory outcome measures. This study was funded in part through a grant award from CIRM. In 2019, this study was published in Neurology, the medical journal of the American Academy of Neurology. As shoulder function had already been lost in most of the HOPE-Duchenne participants, investigators used the combined mid-distal PUL subscales to assess changes in skeletal muscle function and found significant improvement in those treated with Deramiocel in a defined post-hoc analysis. Additionally, we reported improvements in systolic thickening of the left ventricular wall as well as reduction in scarring of the heart muscle among those treated with Deramiocel relative to the control group. Deramiocel was generally safe and well-tolerated in the HOPE-Duchenne trial. There was no significant difference in the incidences of treatment-emergent adverse events in either group. There were no early study discontinuations due to adverse events.

StealthX™ Exosome Platform: Our StealthX™ exosome platform program consists of engineered exosomes for vaccine and therapeutic development.

Exosome Platform: Engineered Exosome-Based Vaccines: The StealthX™ vaccine is a proprietary vaccine developed internally by Capricor utilizing exosomes that were engineered to express either spike or nucleocapsid proteins on the surface. Preclinical results from murine and rabbit models published in the peer-reviewed journal, Microbiology

Spectrum, showed the StealthX™ vaccine resulted in robust antibody production, potent neutralizing antibodies, a strong T-cell response and a favorable safety profile. These effects were obtained with administration of only nanogram amounts of protein and without adjuvant or synthetic lipid nanoparticles. Exosomes offer a new antigen delivery system that could potentially be utilized to rapidly generate multivalent protein-based vaccines. In 2024, we were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, is conducting a Phase 1 clinical study with our StealthX™ vaccine which is currently ongoing. Preliminary data indicate the StealthX™ vaccine has been generally well tolerated and demonstrated a favorable safety profile across all dose levels tested. Early analyses showed limited neutralizing antibody responses at the evaluated dose levels, which may reflect prior vaccination or infection among trial participants. Final results from the trial, including cellular immune response data, are expected in the second quarter of 2026, subject to completion of the study by NIAID. If NIAID finds that our StealthX™ vaccine meets its criteria for safety and efficacy, they may consider our program for a funded Phase 2 study, for which we are actively preparing should that trial be initiated.

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

These programs represent our core technology and products.

The following table summarizes our active product development programs:

Product Candidate	Indication	Development Stage	Distributor/Collaborator
Deramiocel (allogeneic CDCs)	Duchenne muscular dystrophy*	BLA under U.S. FDA review (PDUFA target action date August 22, 2026)	Nippon Shinyaku Co., Ltd. (U.S. and Japan rights)
Deramiocel	Becker muscular dystrophy**	Discovery
Exosome-based vaccine	SARS-CoV-2	Phase 1	National Institute of Allergy and Infectious Diseases
Engineered exosomes (RNA, protein and small molecule delivery)	Evaluating	Discovery

* Deramiocel has received FDA Orphan Drug, Rare Pediatric Disease, and RMAT designations for DMD, and Orphan Drug and ATMP designations in Europe for DMD.

** Deramiocel has received FDA Orphan Drug designation for BMD.

Manufacturing, Supply and Distribution

We have developed proprietary Chemistry, Manufacturing and Controls (“CMC”) and manufacturing capabilities that support the production, testing and release of our product candidates for use in both clinical development and potential commercialization. Our CMC platform includes proprietary manufacturing processes, quality systems and analytical methods designed to ensure the identity, purity, potency and consistency of our cell-based therapeutic product candidates. These activities include process development, analytical method development, product characterization and stability testing, as well as implementation of quality control and quality assurance procedures.

Manufacturing of biological products is subject to extensive regulation by governmental authorities, including the FDA and comparable foreign regulatory agencies, which impose procedural, documentation and reporting requirements. These regulations govern record keeping, manufacturing processes and controls, personnel qualifications, facility standards, quality control and quality assurance systems, and product testing. Compliance with these regulations requires ongoing monitoring, documentation and inspection of our manufacturing operations. We continue to enhance, refine and optimize our manufacturing processes and quality systems to support the advancement of our clinical programs and potential future commercial supply. We are required to obtain and maintain certain licenses and permits in connection with our manufacturing facilities and activities. At this time, we maintain Drug Manufacturing and Tissue Bank Licenses issued by the State of California for both our San Diego manufacturing facility and our Cedars-Sinai Medical Center (“CSMC”) facility in Los Angeles, California.

We currently maintain two manufacturing facilities for the production of Deramiocel. Our primary manufacturing facility is located in San Diego, California within our corporate headquarters. This facility supports clinical and potential commercial manufacturing activities for Deramiocel and was designed and constructed to comply with U.S. Food and Drug Administration and European Medicines Agency (“EMA”) requirements, as well as current Good Manufacturing Practice (“cGMP”) standards. The facility contains controlled cleanroom suites, quality control laboratories, and supporting infrastructure necessary for cell therapy manufacturing, testing, and release. We believe this facility is capable of supporting initial commercial supply of Deramiocel, subject to regulatory approval.

In mid-2025, the FDA completed its Pre-License Inspection (“PLI”) of this facility in connection with our Biologics License Application for Deramiocel. Following the inspection, the FDA issued Form 483 observations, to which we provided responses. At this time, the FDA has accepted all of our responses to the observations noted during the PLI. As part of our preparation for potential commercialization, in 2025 we entered into an amendment to our lease for our San Diego headquarters, adding approximately 22,000 square feet of additional space. This expansion is intended to support future manufacturing scale-up, additional production suites, and expanded quality control and operational capabilities to accommodate enhanced capacity and anticipated commercial demand, subject to regulatory approval.

Our second manufacturing facility is located within our leased facilities at Cedars-Sinai Medical Center in Los Angeles, California. In the portion of the leased premises where we manufacture Deramiocel, we believe that we follow current good manufacturing practices to the extent applicable to the stage of our clinical programs, although this facility is not cGMP-qualified for commercial manufacturing. At this time, we do not plan to extend our lease at CSMC beyond mid-2026.

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

Manufacturing Process for Engineered-Exosome Technologies

We have also made significant progress planning the next steps for the manufacturing process for our exosome product candidates. These developments have enabled us to scale up our manufacturing capabilities and allowed us to manufacture enough material for early-stage clinical development. We have explored the use of various cell sources to generate our exosomes for preclinical and potential clinical use.

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

Commercialization and Distribution Agreement (Nippon Shinyaku - United States)

On January 24, 2022, Capricor entered into a Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of Deramiocel for the treatment of DMD.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the clinical development and manufacturing of Deramiocel. Nippon Shinyaku and NS Pharma, Inc. (its wholly-owned U.S. subsidiary) will be responsible for the distribution of Deramiocel in the United States. Pursuant to the U.S. Distribution Agreement, Capricor received an upfront payment of $30.0 million. The first milestone payment of $10.0 million was paid upon completion of the futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. The second milestone payment of $10.0 million was triggered in December 2024 upon submission of the BLA to the FDA seeking marketing approval of Deramiocel in the United States. Additionally, there is another potential milestone of $80.0 million due to Capricor upon receipt of marketing approval. The foregoing milestones are considered development milestones under the terms of the U.S. Distribution Agreement. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of Deramiocel of up to $605.0 million. Subject to regulatory approval, Capricor will have the right to receive a share of product revenue which falls between 30 and 50 percent.

Commercialization and Distribution Agreement (Nippon Shinyaku - Japan)

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

European Region Binding Term Sheet

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of Deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of Deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of Deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. At this time, Capricor and Nippon Shinyaku have entered into various amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties shall negotiate the definitive agreement to April 1, 2026.

Collaboration Agreement with NIH

In 2023, we were notified by the NIH that we had been selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, is conducting a Phase 1 clinical study with our StealthX™ vaccine. NIAID's DMID is overseeing the study. Under the terms of the collaboration, Capricor is responsible for supplying investigational product for the trial.

Intellectual Property Rights for Capricor’s Technology - Deramiocel and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), Johns Hopkins University and Cedars-Sinai Medical Center. Capricor is also a party to an exclusive license agreement for intellectual property rights related to exosomes with CSMC. In addition, Capricor has filed solely-owned patent applications related to the CDC and exosomes technology developed by its own scientists.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the FDA. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In December 2025, Capricor accrued the $500,000 development milestone related to the Phase 3 study pursuant to the terms of the JHU License Agreement. Capricor’s next milestone payments will be triggered, if at all, upon receipt of a full FDA market approval for which a payment of $1,000,000 will be due.

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

Cell Line License Agreement with Life Technologies

On March 7, 2022, Capricor entered into a non-exclusive cell line license agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific, Inc., for the supply of certain cells which we are utilizing in connection with the development of our exosomes platform. An initial license fee payment was made and additional milestone fees may become due based on the progress of our development program.

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

Pursuant to the Rome License Agreement, Capricor paid the University of Rome a license issue fee, is currently paying minimum annual royalties in the amount of 20,000 Euros per year, and is obligated to pay a lower-end of a mid-range double-digit percentage on all royalties received as a result of sublicenses granted, which are net of any royalties paid to third parties under a license agreement from such third-party to Capricor until expiration of the license. The minimum annual royalties are creditable against future royalty payments.

The Rome License Agreement remained in effect until the later of the last claim of any patent or until any patent application comprising licensed patent rights has expired or been abandoned. The last-to-expire patent licensed under the Rome License Agreement expired on January 4, 2026.

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

Our product candidates and our technologies are primarily protected by composition of matter and process (methods of use and methods of making) patents and patent applications as well as trade secrets. As of the date of this filing, we have over 150 granted patents and pending patent applications covering processes and compositions of matter related to the CDC (Deramiocel) technology as well as processes and compositions of matter related to exosome technologies.

Regulatory Designations

Regulatory Designations for Deramiocel for the treatment of DMD and BMD

DMD: In 2015, the FDA granted Orphan Drug Designation to Deramiocel for the treatment of DMD. Orphan drug designation is granted by the FDA’s Office of Orphan Drug Products to drugs intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States or a disease or condition that affects more than 200,000 people in the United States for which there is no reasonable expectation that the cost of developing and making the drug available in the United States will be recovered from sales in the United States. This designation confers certain incentives to the drug developer, including potential tax credits for qualified clinical testing expenses, waiver of certain prescription drug user fees, and the potential for seven years of market exclusivity in the United States following FDA approval.

In Europe, Deramiocel has received Orphan Drug Designation as well as Advanced Therapy Medicinal Product (“ATMP”) designation.

In 2017, the FDA granted Rare Pediatric Disease Designation to Deramiocel for the treatment of DMD. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and that affects fewer than 200,000 individuals in the United States, or a disease or condition that affects more than 200,000 individuals in the United States for which there is no reasonable expectation that development costs will be recovered from sales. Under the FDA’s Rare Pediatric Disease Priority Review Voucher program, upon approval of a qualifying New Drug Application (“NDA”) or Biologics License Application for the treatment of a rare pediatric disease, the sponsor may be eligible to receive a Rare Pediatric Disease Priority Review Voucher. Such a voucher may be used to obtain priority review for a subsequent NDA or BLA and may be transferred or sold. If Capricor were to receive FDA approval for Deramiocel, we may become eligible to receive a Priority Review Voucher based on this designation.

In 2018, we were granted Regenerative Medicine Advanced Therapy (“RMAT”) designation for Deramiocel for the treatment of DMD. The FDA grants RMAT designation to regenerative medicine therapies intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates the potential to address unmet medical needs. RMAT designation provides opportunities for increased interaction with the FDA to facilitate development and review of the product candidate, including frequent meetings with the FDA, early discussions of potential surrogate or intermediate endpoints, and the potential eligibility for accelerated approval and priority review. We received RMAT designation based on clinical data from the HOPE-Duchenne clinical trial.

BMD: Deramiocel has received Orphan Drug Designation from the FDA for the treatment of Becker muscular dystrophy.

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

Competition

We are engaged in fields that are characterized by extensive worldwide research and competition. We operate in highly competitive areas of biotechnology and pharmaceutical development characterized by extensive worldwide research conducted by pharmaceutical companies, biotechnology companies, academic institutions, government agencies and research organizations. Many of these organizations have substantially greater financial resources, larger research and development staffs and facilities, longer histories of obtaining regulatory approvals and greater manufacturing and commercialization capabilities than we do.

Duchenne Muscular Dystrophy

There are numerous companies and research groups developing therapies for the treatment of DMD, including approaches that target the underlying genetic cause of the disease as well as therapies designed to address downstream muscle degeneration and associated complications. Similar competitive dynamics exist for Becker muscular dystrophy, a related dystrophinopathy caused by mutations in the dystrophin gene that generally follows a slower disease progression but is also associated with progressive muscle degeneration and cardiomyopathy.

Several exon-skipping therapies have been approved by the FDA for the treatment of certain subsets of patients with DMD who have specific genetic mutations, including EXONDYS 51® (eteplirsen), AMONDYS 45® (casimersen), and VYONDYS 53® (golodirsen), which are phosphorodiamidate morpholino oligomers (“PMOs”) developed by Sarepta Therapeutics, Inc., and VILTEPSO® (viltolarsen), developed by Nippon Shinyaku Co., Ltd. and marketed in the United States through its subsidiary NS Pharma, Inc. These therapies are designed to restore partial dystrophin expression but are applicable only to certain genetically defined subsets of the DMD population. Gene therapy approaches have also been developed with the goal of delivering functional microdystrophin genes to muscle cells. ELEVIDYS® (delandistrogene moxeparvovec-rokl), developed by Sarepta Therapeutics, Inc., has been approved in the United States for certain individuals with DMD aged four years and older.

Despite recent therapeutic advances, DMD remains a progressive disease with significant unmet medical need, particularly with respect to preserving both skeletal muscle and cardiac function. Deramiocel is designed to target inflammatory and fibrotic pathways that contribute to disease progression and may be complementary to mutation-targeted approaches.

Other Areas of Development

Competition also exists in other areas in which we are developing technologies, including exosome-based vaccines and therapeutics targeting infectious diseases such as SARS-CoV-2. These programs compete with established pharmaceutical companies and biotechnology firms developing vaccines and biologics targeting similar pathogens.

More broadly, the biotechnology and pharmaceutical industries are subject to rapid technological change. Our product candidates will compete with existing and future therapies based on factors including efficacy, safety, time to market, price, side-effect profile and convenience of administration. Companies developing alternative technologies may also compete with us for clinical trial participants, qualified personnel and potential collaborators or strategic partners.

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

Rare Pediatric Disease Priority Review Voucher

The FDA generally defines a “rare pediatric disease” as a serious or life-threatening disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's Rare Pediatric Disease Priority Review Voucher (PRV) program, upon the approval of an application for a product for the treatment of a rare pediatric disease, the sponsor of such application is eligible for a Rare Pediatric Disease Priority Review Voucher. Currently, the Priority Review Voucher can be used to obtain priority review for any subsequent application and may be sold or transferred an unlimited number of times. Congress has currently authorized the rare pediatric disease priority review voucher program until September 30, 2029.

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

Other U.S. Healthcare Laws and Compliance Requirements

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

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity, including a prescription drug manufacturer or a party acting on its behalf, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service that may be reimbursable, in whole or in part, under Medicare, Medicaid, or other federal healthcare programs. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers, among others, on the other, including, for example, arrangements relating to consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common business activities from prosecution under the Anti-Kickback Statute. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or the “ACA”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. A violation of the federal Anti-Kickback Statue includes per violation civil monetary penalties and significant criminal fines under the statute, additional civil penalties and treble damages under the False Claims Act, as discussed in more detail below, possible imprisonment, and mandatory exclusion from participation in the federal healthcare programs, meaning that federal healthcare programs would no longer reimburse (directly or indirectly) for products or services furnished by the excluded entity or individuals.

The U.S. federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, certain of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $14,308 and $28,619 per false claim or statement for penalties assessed after July 3, 2025 with respect to violations occurring after November 2, 2015. Other penalties include the potential for exclusion from participation in federal healthcare programs. Additionally, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

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

The U.S. Federal Civil Monetary Penalties Law (the “CMPL") authorizes the imposition of substantial monetary penalties against an entity, such as a pharmaceutical manufacturer, that engaged in activities including, among others (1)  knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.

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

Additionally, the U.S. federal Physician Payments Sunshine Act (the “Sunshine Act”) and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, among others, track and report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to all payments or other transfers of value made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists, and licensed chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, certified nurse-midwives and U.S. teaching hospitals, as well as track and report annually certain ownership and investment interests held by U.S.-licensed physicians and their immediate family members, unless an exception applies. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 (adjusted annually for inflation) per year and up to an aggregate of $1,000,000 (adjusted annually for inflation) per year for “knowing failures.” Covered manufacturers are required to submit reports on aggregate payment data to the Secretary of the U.S. Department of Health and Human Services on an annual basis.

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

Although we do not currently have any products on the market, once our product candidates or clinical trials are covered by federal healthcare programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal and state governments of the jurisdictions in which we conduct our business. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we intend to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs can mitigate the risk of violating these laws, and the subsequent investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.

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

Additionally, we expect our products, if and when approved, may be eligible for coverage under Medicare, the federal healthcare program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. In addition, our products may be covered and reimbursed under other government programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to statutorily defined covered entities that participate in the program. As part of the requirements to participate in certain government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price (“AMP”) and best price. Any failure to comply with price reporting and rebate payment obligations under federal healthcare programs could negatively impact our financial results. Civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing information to the government, if we are found to have made a misrepresentation in the reporting of any pricing metrics, or if we fail to submit the required pricing data on a timely basis. Such conduct also could provide a basis for other potential liability under other federal laws such as the False Claims Act.

Healthcare Reform

In the United States and foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to healthcare systems that could affect our future results of operations.

In the United States, the pharmaceutical industry has been a particular focus of healthcare reform efforts and has been significantly affected by major legislative and regulatory initiatives. For example, the ACA included significant changes to the coverage and payment for pharmaceutical products under government healthcare programs. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while at the same time containing overall healthcare costs.

The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states who argued that without the individual mandate, the entire ACA was unconstitutional. The Supreme Court’s dismissal of the lawsuit did not specifically rule on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will stay in effect through the first eleven months of fiscal year 2032, unless additional Congressional action is taken (with the exception of a temporary suspension, and subsequent reduction, due to the COVID-19 pandemic). Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to pharmaceutical and biological product pricing, reduce the cost of prescription drugs and biological products under Medicare, and reform government program reimbursement methodologies for drug and biological products. For example, in August 2022, former President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug and biological product manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that cap beneficiary annual out-of-pocket spending at $2,000 (adjusted annually for inflation), with new discount obligations for pharmaceutical manufacturers; and establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the CMS. CMS continues to take steps to implement the IRA. This includes, without limitation, negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (“OBBBA”) signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

The current presidential administration has also signaled its intent to pursue additional healthcare reform measures, including those aimed at reducing prescription drug prices, through various means, including presidential executive orders and agency action. These efforts include, among other things, proposals to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

At the state level, individual states in the U.S. have increasingly passed legislation and implemented regulations designed to control biopharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved. In addition, several state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases and new product launches that exceed certain pricing thresholds as identified in the relevant statutes. Some states have also established prescription drug affordability boards that are tasked with identifying certain high-cost prescription products that may pose affordability challenges for consumers and payers, conducting cost reviews on such products, and, in some circumstances, imposing upper payment limits on such products. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our future reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

Finally, the regulatory environment governing the biopharmaceutical industry may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities. For example, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (“APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision may have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current presidential administration has signaled its continued commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the U.S. Department of Health and Human Services, FDA, and CMS. Efforts by the current administration to further limit federal agency budgets or personnel may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

Human Capital Resources

As of December 31, 2025, we had 231 employees, all of whom were full-time employees, and 59 of whom held advanced degrees. Our employees support research and development, technical operations and manufacturing, quality, regulatory, clinical, commercial readiness, and general and administrative activities.

Our business and future growth depend on our ability to attract, develop and retain highly qualified personnel in a competitive market for scientific, technical, manufacturing, quality, regulatory, and commercial talent. Consistent with this objective, we seek to provide competitive compensation and benefits, performance-based incentives, equity, and professional development opportunities intended to support employee engagement and retention. We also utilize third-party consultants and service providers in selected areas to supplement internal capabilities and provide specialized expertise, while continuing to evaluate the appropriate balance between internal resources and outsourced support based on business needs.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any material work stoppages and believe our relations with our employees are satisfactory.

Corporate Information

Our corporate and research headquarters are located at 10865 Road to the Cure, San Diego, California 92121. Our telephone number is (858) 727-1755 and our internet address is www.capricor.com. The information on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K or any other filings we make with the U.S. Securities and Exchange Commission (the “SEC”). We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or adversely affect our business, financial condition, results of operations and prospects. These risks include those related to the development, regulatory approval and potential commercialization of our product candidates, our manufacturing activities, intellectual property, third-party relationships, competitive factors, product and environmental liability, and our common stock. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Business

●	substantial additional funding may be required to complete the development and potential commercialization of our product candidates in the United States and internationally;
●	the Company has incurred significant losses and may never achieve or sustain profitability;
●	the occurrence of security breaches, improper access to or disclosure of our data or third-party data, and other cyber incidents or undesirable cyber activity related to our systems or those of our third-party vendors; and
●	we may not have adequate personnel and may not be able to attract or retain personnel necessary to develop and potentially commercialize our product candidates.

Risks Related to Clinical and Commercialization Activities

●	our success depends upon the viability of our product candidates, which require regulatory approval prior to commercialization, and we cannot be certain that any of them will receive such approval;
●	delays in the commencement, enrollment or completion of clinical testing could result in increased costs to us and may delay or limit our ability to obtain regulatory approval for our product candidates;
●	we may not be able to manufacture Deramiocel in sufficient quantities or at acceptable cost to meet market demand;
●	product candidates can fail to meet safety or efficacy endpoints at any time during the clinical development process, which would likely prevent them from becoming commercial products;
●	we may not be able to satisfy clinical or regulatory requirements necessary for the approval of our product candidates in the U.S., Europe, Japan or other select territories;
●	we may not be able to reach the milestones set forth in our distribution agreements and therefore may not receive the financial benefits associated with those agreements;
●	our exosome technologies may not demonstrate sufficient biological activity or scalability in development;
●	our partners may not perform as expected and therefore we may not realize the anticipated benefits of those agreements; and
●	the successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies, including potential most-favored-nation pricing pilots or proposals that could require additional rebates for our product candidates, if approved.

Risks Related to the Manufacturing of our Product Candidates

●	the manufacturing of our product candidates is dependent on complex supply chains, including the availability of donor hearts and other raw materials that are critical for the manufacturing of our product candidates;
●	we may need to rely upon third-party manufacturers to expand our manufacturing capabilities for later-stage clinical trials and potential commercialization;
●	we may not have sufficient manufacturing capacity or facilities required for any future scale-up of manufacturing;
●	we may not be able to successfully replicate or scale our manufacturing processes;
●	we may not be able to comply with current Good Manufacturing Practice (“cGMP”) regulations;
●	we may not be able to identify or retain necessary manufacturing personnel; and
●	the FDA may not ultimately determine that our manufacturing processes are comparable or acceptable, or approve our manufacturing facilities for commercial production.

Risks Related to Our Intellectual Property

●	we may not be able to obtain, maintain, protect, and enforce our intellectual property rights;
●	we may face potential challenges to the validity, enforceability, or scope of our intellectual property;
●	we may experience claims from third parties that we are infringing their patents or other intellectual property rights; and
●	we may not be able to satisfy our obligations under our licensing agreements.

Risks Related to Our Relationships with Third Parties

●	we depend on our relationships with our licensors, collaborators, and other third parties and these relationships may not continue or may not be successful; and
●	we will depend on the ability of Nippon Shinyaku to perform according to the terms of the U.S. Distribution and Japan Distribution Agreements and all applicable laws, and to successfully commercialize Deramiocel for the treatment of DMD.

Risks Related to Competitive Factors

●	our products, if approved, will likely face significant competition; and
●	any of our product candidates for which we receive regulatory approval may not achieve broad market acceptance, which could limit the revenue we may generate from their sales, if any.

Risks Related to Product and Environmental Liability

●	our products or product candidates may expose us to potential product liability.

Risks Related to Our Common Stock

●	we expect that our stock price will continue to fluctuate significantly; and
●	we have never paid dividends and we do not anticipate paying dividends in the future.

Risks Related to Our Business

We need additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities and commercialization infrastructure, is expensive. As of December 31, 2025, we had cash, cash equivalents, and marketable securities totaling approximately $318.1 million. We have not generated any revenues from the commercial sale of products. We will not be able to generate any product revenues until, and only if, we receive approval to sell our drug candidates from the FDA or other regulatory authorities.

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

●	our need for additional capital to fund our trials and development programs;
●	delays in the commencement, enrollment, and timing of clinical testing;
●	the viability of Deramiocel as a potential product candidate and its development through all stages of clinical development;
●	the viability of our exosome technologies as potential product candidates and the advancement of our exosome technologies through all stages of their preclinical and clinical development;
●	any delays in regulatory review and approval of our product candidates in clinical development;
●	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
●	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment to be taken off the market;
●	market acceptance of our product candidates;
●	our ability to establish an effective sales and marketing infrastructure once our products are commercialized, as necessary or to establish partnerships with other companies who have greater sales and marketing capabilities;
●	the ability of our distribution partner, Nippon Shinyaku, to successfully market and sell our Deramiocel product if and to the extent it is approved;
●	our ability to establish or maintain collaborations, licensing or other arrangements, including strategic partnerships for Deramiocel outside of DMD and our exosome technologies;
●	our ability and third parties’ abilities to obtain and protect intellectual property rights;
●	competition from existing products or new products that may emerge;
●	guidelines and recommendations of therapies published by various organizations;
●	the ability of patients to obtain coverage of, or sufficient reimbursement for, our product candidates;
●	our ability to maintain adequate insurance policies;
●	our ability to successfully manufacture our product candidates in sufficient quantities and on a timely basis to meet clinical trial and potential commercial demand;
●	our dependency on third parties to formulate and manufacture our product candidates, as necessary;
●	our ability to maintain and staff our current manufacturing facilities;
●	our ability to build or secure new manufacturing facilities, if necessary, and achieve and maintain cGMP and obtain required certifications as required;
●	costs related to and outcomes of potential intellectual property litigation;
●	compliance with obligations under intellectual property licenses with third parties;
●	our ability to implement additional internal systems and infrastructure;
●	our ability to adequately support future growth;
●	if our products are approved for commercial sale, the ability to secure adequate reimbursement levels for our products;
●	our ability to attract and retain key personnel to manage our business effectively; and
●	the ability of members of our senior management to manage our business and operations.

The Company’s cell therapy technology (Deramiocel) is in late-stage development but not yet an approved product, and its exosome technology is still in preclinical development.

The Company’s Deramiocel technology is in late-stage development and may require further clinical testing before it may be approved by the FDA, or another regulatory authority in a jurisdiction outside the United States, which could take several years to complete, if ever. The Company’s failure to establish efficacy of Deramiocel would have a material adverse effect on the Company. Additionally, we cannot predict with any certainty if, or when, we might commence any additional clinical trials of our exosome product candidates, whether we will be able to secure additional strategic partners, or whether our current trials will yield sufficient data to permit us to proceed with additional clinical development and ultimately submit an application for regulatory approval of our exosome product candidates in the United States or abroad, or whether such applications will be accepted by the appropriate regulatory agencies.

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

Our corporate headquarters and our manufacturing and research facilities are located in San Diego and in the Los Angeles, California area, a region known for seismic activity, as well as being susceptible to drought and fires. A significant natural disaster, such as an earthquake, flood or fire, occurring at our headquarters or manufacturing facilities, or at the facilities of any third-party manufacturer or vendor, could have a material adverse effect on our business, financial condition and results of operations. In addition, outbreaks of viruses, infectious diseases or pandemics (including, for example, the outbreak of the novel coronavirus (COVID-19)), terrorist acts or acts of war targeted at the United States, and specifically in the California region, or geopolitical conflicts, such as the Russia-Ukraine conflict, Venezuela, and the conflicts in Gaza, Iran, and across the Middle East, could cause damage or disruption to us, our employees, facilities, contractors and collaborators, which could have a material adverse effect on our business, financial condition and results of operations.

Tariffs imposed by foreign governments in retaliation for U.S. trade measures could adversely affect our international sales, results of operations, and financial condition.

In response to tariffs and other trade measures imposed by the United States, certain foreign governments have implemented, and may in the future implement, retaliatory tariffs or other trade restrictions on products imported from the United States. To the extent such measures apply to our products, they may increase the cost of our products to customers in affected markets, reduce demand for our products, and make our products less competitive relative to locally sourced or other non-U.S. products.

Retaliatory tariffs and related trade actions could also disrupt our supply chains, require us to modify pricing, sourcing, or distribution strategies, or result in the loss of customers or market share in impacted jurisdictions. In addition, uncertainty regarding the scope, duration, and potential escalation of trade disputes may negatively affect customer purchasing decisions and our ability to forecast demand.

Any of these factors could adversely affect our revenues, margins, cash flows, and overall financial condition. The ultimate impact of retaliatory tariffs and related trade measures will depend on various factors, including the magnitude and duration of the tariffs on our products, and broader macroeconomic conditions.

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

Should we achieve our near-term product development milestones, of which no assurance can be given, our long-term viability will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources, especially if we expand our business and operations internationally. To manage this growth, we will need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel, including people and companies with expertise in commercialization activities, some of whom may be outside consultants who are not our full-time employees. If we are unable to manage our growth effectively, our business would be harmed.

Risks Related to Clinical and Commercialization Activities

Our success depends upon the viability of our product candidates and we cannot be certain any of them will receive regulatory approval to be commercialized.

We will need FDA approval to market and sell any of our product candidates in the United States and approvals from FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of Deramiocel for the treatment of DMD, we submitted to the FDA a BLA for potential approval of Deramiocel, which currently is under review. This application requires significant research and animal testing, which are referred to as preclinical studies, as well as human testing, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, testing and manufacturing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA and other foreign regulatory agencies have substantial discretion in the approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. In addition, for biologic and cell therapy products, regulatory review may include scrutiny of our CMC package, manufacturing controls and facility readiness, and may require process changes, comparability data, or other remediation that could delay approval or limit the scope of an approved indication. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review.

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

Our exosome technologies involve a relatively new therapeutic approach which will face both clinical and regulatory challenges. To date, and to the best of our knowledge, no products based on exosomes have been approved in the United States for therapeutic use. It is therefore difficult to accurately predict the developmental challenges we may face for our exosome technologies as they proceed through preclinical studies and clinical trials. In addition, because we have only conducted preclinical studies and, in collaboration with NIAID, recently initiated a Phase 1 clinical study, with our exosome technologies, we have not yet been able to assess their safety in humans, and there may be short-term or long-term effects from treatment with our exosomes that we cannot predict at this time. Also, animal models for the indications we may explore may not exist or may be difficult to obtain for our preclinical studies. As a result of these factors, we are unable to predict the time and cost of development of our exosome technologies and we cannot predict whether the application of our exosome technologies, or any similar or competitive exosome technologies, will result in regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our exosomes or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also decide to discontinue exosome development programs if we believe that there is excessive competition in a disease target. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

We hope to file additional INDs over the next several years, including with respect to our exosome technologies in one or more indications as well as potentially in BMD. However, the timing of our filing of these INDs is primarily dependent on receiving further data from our preclinical studies, having sufficient processes in place in connection with the manufacturing of the exosomes and the availability of necessary funding for any potential clinical trial.

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

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. Additionally, a clinical trial may be suspended or terminated by the Company, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials require us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may otherwise be resource constrained. We may be required to withdraw from a clinical trial as a result of changing standards of care, or we may become ineligible to participate in clinical studies. In addition, clinical trials which were due to receive support from the U.S. government, such as the NIAID clinical trial using our StealthXTM vaccine candidate, may be impacted by staffing reductions as well as changes in government priorities with a new U.S. presidential administration. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

●	findings in preclinical studies;
●	reaching agreements on acceptable terms with prospective CROs, vendors and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, vendors and trial sites;
●	obtaining regulatory clearance to commence a clinical trial;
●	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;
●	obtaining IRB approval to conduct a clinical trial at numerous prospective sites;
●	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size of the patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the inability of the sites to conduct trial procedures properly, the inability of the sites to devote their resources to the trial, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
●	the impact of infectious disease outbreaks or pandemics on site personnel availability, patient screening and patient enrollment;
●	competition from other companies operating in the same disease setting;
●	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
●	patients failing to comply with the clinical trial protocol or dropping out of a trial;
●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	the need to add new clinical trial sites;
●	retaining patients who have initiated their participation in a clinical trial but may withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;
●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues;
●	demonstrating the bioequivalence of products we manufacture to prior products manufactured by us;
●	complying with design protocols of any applicable special protocol assessment we receive from the FDA;
●	severe or unexpected drug-related side effects experienced by patients in a clinical trial;
●	collecting, analyzing and reporting final data from the clinical trials;
●	breaches in quality of manufacturing runs that compromise all or some of the doses made; positive results in FDA-required viral testing; karyotypic abnormalities in our cell product; or contamination in our manufacturing facilities, as well as equipment failures, operator error, variability in yields or cell viability, or other deviations that may result in lot failures or product loss, all of which events would necessitate disposal of all cells made from that source;
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

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision may have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the U.S. Department of Health and Human Services, CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry.  The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny.

In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration has signaled its continued commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the U.S. Department of Health and Human Services, CMS and FDA.  Efforts by the current administration to further limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of AI to review product applications.

And, federal government shutdowns may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict. In addition, changes in the administration’s policies and personnel could result in decisions that differ from, or supersede, those made by government personnel under prior administrations.

There are also a number of healthcare-related legislative and regulatory initiatives and reforms in the United States that significantly affect the biopharmaceutical industry. For example, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict. Also, changes in the administration’s policies and personnel may result in decisions contrary to or overriding decisions previously made by government personnel under prior administrations.

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

In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, once initiated, or in a clinical trial conducted by a third-party sponsor or investigator using the same product candidate, such event could adversely affect our other clinical trials and ability to obtain marketing approval. Moreover, there is a relatively limited safety data set for product candidates using an exosome platform. An adverse safety issue or other adverse finding in a clinical trial conducted by a third-party with a product candidate similar to ours could adversely affect our clinical trials.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient revenues from sales of drugs to cover our costs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;
●	the potential advantages of the product compared to alternative therapies;
●	the prevalence and severity of any side effects;
●	whether the product is designated under physician and other provider treatment guidelines as a first-, second- or third-line therapy;
●	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration for patients and healthcare practitioners compared to alternative treatments;
●	site-of-care requirements, infusion logistics, and the ability of treatment centers and payors to support administration and access on a timely basis;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	limitations or warnings, including distribution or use restrictions and safety information contained in the product’s approved labeling;
●	the strength of sales, marketing and distribution support;
●	the performance of third-party distributors, such as our exclusive distributor for our lead product candidate, Deramiocel;
●	changes in the standard of care for the targeted indications for the product; and

●	the availability of coverage by, and the amount of reimbursement from, government payors, managed care plans and other third-party payors.

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

There are numerous pharmaceutical and biotechnology companies, academic institutions, government agencies and research organizations developing therapies for Duchenne muscular dystrophy (“DMD”) in the United States and internationally. If approved, Deramiocel will compete with both currently approved therapies and product candidates in development. Several exon-skipping therapies have received accelerated approval from the FDA for genetically defined subsets of DMD patients, including EXONDYS 51® (eteplirsen), AMONDYS 45® (casimersen), and VYONDYS 53® (golodirsen), which are phosphorodiamidate morpholino oligomers (“PMOs”) marketed by Sarepta Therapeutics, as well as VILTEPSO® (viltolarsen), a PMO marketed by Nippon Shinyaku through its U.S. subsidiary, NS Pharma, Inc. In addition, gene therapy approaches are being developed to deliver functional microdystrophin to muscle cells, including ELEVIDYS® (delandistrogene moxeparvovec), also developed by Sarepta Therapeutics, which is approved in the United States for certain individuals with DMD aged four years and older. Numerous other companies are developing genetic and non-genetic therapies designed to target dystrophin expression or other mechanisms associated with disease progression in DMD.

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

We have received orphan drug status for Deramiocel for the treatment of DMD from the U.S. and EMA. Even though we have received orphan drug designation (“ODD”) as described above, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. For any product candidate for which we have been or will be granted ODD in a particular indication, it is possible that another company also holding ODD for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires.

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

Congress had only authorized the rare pediatric disease priority review voucher program until September 30, 2024. However, the program was reauthorized by the Consolidated Appropriations Act, 2026, extending the FDA’s authority to award rare pediatric disease priority review vouchers until September 30, 2029. Accordingly, the prior sunset deadlines tied to designations and approvals have been superseded, and voucher eligibility will depend on satisfaction of applicable statutory requirements at the time of approval.

Providing product for use in third-party trials or for compassionate use poses risks to our product candidates.

In addition to manufacturing Deramiocel for its own clinical trials, Capricor provided Deramiocel for investigational purposes in two clinical trials sponsored by CSMC. Additionally, we recently were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, is conducting a Phase 1 clinical study with our StealthX™ vaccine. NIAID's Division of Microbiology and Infectious Diseases (“DMID”) is overseeing the study.

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

Our research and development activities, preclinical studies, clinical trials, and manufacturing and marketing of our potential products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, as well as by regulatory authorities in other countries. In the United States, our product candidates are subject to regulation as biological products or as combination biological products/medical devices under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other statutes, and as further provided in the Code of Federal Regulations. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. These regulations can be subject to substantial and significant interpretation, addition, amendment or revision by the FDA and by the legislative process. The FDA may determine that we will need to undertake clinical trials beyond those currently planned. Furthermore, the FDA may determine that results of clinical trials do not support approval for the product or they may determine that our trials were not well-controlled or were deficient in some other way. Similar determinations may be encountered in foreign countries including determinations that our manufacturing processes being utilized in the United States are not compliant with the regulations adopted in those foreign countries. The FDA will continue to monitor products in the market after approval, if any, and may determine to withdraw its approval or otherwise seriously affect the marketing efforts for any such product. The same possibilities exist for trials to be conducted outside of the United States that are subject to regulations established by local authorities and local law. Any such determinations would delay or deny the introduction of our product candidates to the market and have a material adverse effect on our business, financial condition, and results of operations.

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

Regulatory authorities in the United States and other jurisdictions may not accept clinical data generated outside their jurisdiction, and obtaining foreign approvals may require additional studies or clinical trials. If we decide to expand or conduct one or more of our clinical trials to investigative sites in Europe, Japan, or other countries outside of the United States, we will have additional regulatory requirements that we will have to meet in connection with our manufacturing, distribution, use of data and other matters. For example, if we decide to conduct our trials in Europe, we may have to move our manufacturing facility to a facility located in Europe, enter into an agreement with a European manufacturer to manufacture our product candidates for us, enter into an agreement with a domestic manufacturer who maintains an acceptable cGMP facility or ensure that our facility meets Japanese, European or other foreign specifications. Any of those options would involve a significant monetary investment, time delays, and increased risk and may impact the progress of our clinical trials and regulatory approvals.

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

Additionally, the U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-

corruption laws and/or regulations. As we expand our business outside of the United States, ensuring compliance with the FCPA and the laws of other countries will involve additional monetary and time commitments on behalf of the Company.

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

If we or current or future collaborators, manufacturers, or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions and substantial penalties, which could affect our ability to develop, market, and sell our products and may harm our reputation.

Although we do not currently have any products on the market, if our therapeutic candidates or clinical trials become covered by federal healthcare programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Some of our pre-commercial activities also may be subject to some of these laws. For more information on potentially applicable healthcare laws and regulations, See Part I, Item 1 – Other U.S. Healthcare Laws and Compliance Requirements.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

Efforts to ensure that our current and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any of these or any other healthcare regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs or similar programs in other countries or jurisdictions, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement and curtailment or restructuring of our operations, any of which could adversely impact our ability to operate our business and our results of operations.

Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation, even the mere issuance of a subpoena or the fact of an investigation alone, regardless of the merit, could result in negative publicity, a drop in our share price, or other harm to our business, financial condition and results of operations. Defending against any such actions could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time, and resources.

Any drugs we develop may become subject to unfavorable pricing regulations, third-party coverage, and reimbursement practices or healthcare reform initiatives, thereby harming our future business prospects.

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

We currently expect that certain drugs we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Specifically, Medicare Part B coverage may be available for eligible beneficiaries when the following, among other requirements, have been satisfied:

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

Third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement rates. These coverage policies and limitations may rely, in part, on compendia listings for approved therapeutics. Our inability to promptly obtain relevant compendia listings, coverage, and adequate reimbursement from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition. See Part I, Item 1 – Healthcare Reform for additional detail on legislative and regulatory changes that could affect our operations.

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

U.S. federal government agencies currently face potentially significant spending reductions. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through the first eleven months of fiscal year 2032, unless additional Congressional action is taken (with the exception of a temporary suspension, and subsequent reduction, due to the COVID-19 pandemic). In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The U.S. federal budget remains subject to uncertainty and change, which could, among other things, result in additional reductions in Medicare payments to providers and otherwise affect federal spending on clinical and preclinical research and development. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict the impact that the actions of the current Trump administration and the U.S. Congress may have on the federal budget. If federal spending is reduced, and staffing reductions are put into effect, these actions will also impact the ability of relevant agencies, such as the FDA, CMS, the Department of Health and Human Services, or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated.

These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market, and sell any products we may develop.

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

Federal legislative and regulatory efforts to implement reference pricing or most-favored-nation pricing models could impact our future product revenues and materially harm our business.

On May 12, 2025, President Trump issued an executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. and directing the Secretary of Health and Human Services (HHS) to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to align prices with those in comparably developed nations and, in the event significant progress towards MFN pricing is not delivered, to propose rulemaking to impose MFN pricing.

Since the May 12, 2025 order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing. Further, in November 2025, the Centers for Medicare & Medicaid Services (CMS) introduced the GENEROUS (GENErating cost Reductions fOr U.S. Medicaid) Model, a voluntary Medicaid payment initiative under which participating drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with an MFN price for the manufacturers’ products. Additionally, in December 2025, CMS announced proposals for new mandatory demonstration payment models through two proposed rules under its Center for Medicare and Medicaid Innovation (“CMMI”) authority, the Global Benchmark for Efficient Drug Pricing (GLOBE) for Medicare Part B and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) for Medicare Part D. If finalized, these models would impose additional mandatory rebates on manufacturers of certain Medicare Part B and Medicare Part D drugs, for select Medicare populations intended to represent 25% of Medicare patients, if the Medicare prices for such products exceed those paid in economically comparable countries. Both the GLOBE and GUARD models have proposed seven-year testing periods, with the GLOBE model proposed to begin on October 1, 2026 and the GUARD model proposed to begin on January 1, 2027.

If the GLOBE and GUARD models are finalized as proposed under CMMI authority, we could be required to pay additional rebates on our product candidates, if approved, that are reimbursed by Medicare for the covered populations during the applicable model periods. In addition, if MFN pricing or similar reference pricing policies are enacted or implemented in the U.S. outside of the CMMI framework and applied more broadly, we could be required to pay rebates on our product candidates, if approved, based on utilization by a broader portion of U.S. patients to align with prices in certain reference countries. We expect to derive a substantial portion of our revenue from U.S. sales, and any requirement to pay additional rebates in the U.S. to match international reference prices would impact our future overall net revenue.

MFN pricing models in the U.S. could also affect our international commercial strategy, directly and/or through our commercial partners, and future decisions on reimbursement and commercialization in certain jurisdictions.

These reforms remain subject to change, potential legal challenges, or expansion through additional rulemaking or sub regulatory guidance, creating uncertainty for our overall commercial strategy. It remains to be seen whether and how these drug pricing initiatives will apply to our product candidates, if approved, how they will affect the broader pharmaceutical industry, and whether similar reform measures may be adopted in the future.

Risks Related to the Manufacturing of our Product Candidates

We have limited commercial manufacturing experience and our manufacturing facilities may not receive or maintain the regulatory approvals required to support commercialization.

In 2022, we completed construction of our primary manufacturing facility within our research and development facility in San Diego, California as we prepare for a potential commercial launch. This facility is designed to produce GMP Deramiocel for clinical and potential commercial use, subject to FDA approval. The FDA conducted a pre-license inspection (“PLI”) of our San Diego manufacturing facility as part of the BLA review process. The inspection concluded with a Form 483 containing several observations, to which the Company provided written responses. The FDA subsequently confirmed that all responses to the Form 483 observations were found acceptable.

While this inspection represents an important step in the regulatory review process, there can be no assurance that the FDA will ultimately determine that our facility, manufacturing processes and controls are acceptable for commercial manufacturing, or that additional information, remediation or follow-up inspections will not be required prior to approval. Product manufactured from our San Diego facility was used to support Cohort B of the HOPE-3 trial and our open-label extension (“OLE”) trials. We recently entered into an amendment to our lease adding approximately 22,000 square feet of space to support additional manufacturing expansion, including the potential construction of additional cleanrooms for commercial manufacturing, subject to FDA approval.

We also maintain laboratory, research and manufacturing facilities in leased premises at Cedars-Sinai Medical Center (“CSMC”) in Los Angeles, California. Deramiocel manufactured at this facility has been used to support our current and prior clinical studies, including Cohort A of the HOPE-3 trial. Although we believe that we follow current good manufacturing practices applicable to the stage of our clinical programs at the CSMC facility, the facility is not qualified for commercial cGMP manufacturing. Our lease at the CSMC facility is scheduled to expire on July 31, 2026, and we currently plan to vacate the premises and cease manufacturing operations at that location at that time.

The FDA may determine that the manufacturing process used at our San Diego facility is not sufficiently comparable to the process used to manufacture product at our Los Angeles facility that supplied earlier clinical trials. If the FDA does not agree that these processes are comparable, we may be required to conduct additional analytical testing, nonclinical studies or clinical trials prior to approval of our BLA. Even if our clinical trials are completed and meet their prespecified endpoints, the FDA may disagree with our conclusions regarding the sufficiency of the data to support approval of our BLA.

We obtain the donor hearts from which our CDCs are manufactured from organ procurement organizations (“OPOs”).  There is no guarantee that the OPOs which currently provide donor hearts to us will be able to continue to supply us with donor hearts in the future or, in that case, that an alternative OPO will be available to us. If those OPOs or an alternative OPO is not able or willing to supply us with donor hearts, we would be unable to produce our CDCs or CDC-exosomes and the development of our lead product candidate would be significantly impaired and possibly terminated. Additionally, OPOs are subject to regulations of various government agencies. There is no guarantee that laws and regulations pursuant to which our OPOs provide donor hearts will not change, making it more difficult or even impossible for the OPOs to continue to supply us with the hearts we need to produce our product candidates. There are also no guarantees that the OPOs which supply hearts have followed federal or state regulations addressing the donation of human organs and other regulatory matters. We are required to obtain and maintain certain licenses in connection with our manufacturing facilities and activities. There is no guarantee that any licenses issued to us will not expire, be revoked, or forfeited by operation of law or otherwise. If we were denied any required license or if any of our licenses were to be revoked or forfeited, we would suffer significant harm. Additionally, if a serious adverse event in any of our clinical trials or during any time when our product is being commercially distributed were to occur during the period in which any required license was not in place, we could be exposed to additional liability if it were determined that the event was due to our fault and we had not secured the required license. Other states may impose additional licensing requirements upon us which, until obtained, would limit our ability to conduct our trials or sell our product in such states.

The manufacture of cell-based therapies such as Deramiocel is complex, highly regulated and subject to multiple operational and technical risks.

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

Although we continue to build on our experience in manufacturing our product candidates, we have no experience, as a company, manufacturing product candidates for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for commercial use. Our manufacturing capabilities could be affected by cost-overruns, unexpected delays, supply chain failures, equipment failures, labor shortages, operator error, natural disasters, unavailability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

In order to manufacture Deramiocel in quantities sufficient to meet our anticipated commercial opportunity in the U.S. and other global markets, we will need to continue to increase our manufacturing capabilities. Scaling manufacturing from clinical to commercial production may introduce additional process variability, equipment requirements, and regulatory scrutiny. We may encounter technical challenges to increasing the scale at which we manufacture Deramiocel, including with respect to material procurement and quality control and assurance. An increase in production could make it more difficult for us to comply with quality system regulations or other applicable requirements that are currently enforced by the FDA and other regulatory authorities, or that may be introduced in the future, in both the United States and in other countries. Commercial scale production of Deramiocel on a continuing basis also will require us to continue to hire and retain additional management and technical personnel who have the necessary manufacturing experience and skills. We might not successfully identify, hire or retain qualified personnel on a timely basis or at all. Our inability to increase the scale of our manufacturing of Deramiocel could impair our ability to generate revenue and adversely affect market acceptance of our product.

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

Additionally, we rely on third-party vendors to perform certain tests (such as sterility testing) required for product release. If these vendors are unable to perform the required services due to capacity limitations, availability of materials, regulatory constraints or other factors, we may be unable to release product for clinical or commercial use until alternative vendors are retained. We may be unable to transition to alternative vendors in a timely or cost-effective manner, or at all, which could harm our business and results of operations.

Cell therapy medicines are complex biologic products that may be difficult to manufacture consistently. We could experience delays in satisfying regulatory authorities or production problems that result in delays in our development or commercialization programs, limit the supply of our product candidates we may develop, or otherwise harm our business.

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

Our resources and expertise to formulate or manufacture our product candidates on a large or commercial scale basis are still very limited. If we need to secure an additional manufacturer of our product candidates, demand for third-party manufacturing or testing facilities may grow at a faster rate than their existing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of such raw materials, components, parts, and consumables required to manufacture our products. If Deramiocel or any of our exosome technologies receives FDA approval, we may need to ultimately rely on one or more third-party contractors to manufacture supplies of these products which may cause delays in our ability to sell commercially. Our current and anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We may be unable to identify manufacturers needed to manufacture our product candidates on acceptable terms or at all because the number of potential manufacturers is limited, and subsequent to approval of a BLA or NDA, the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer may have to be educated in, or develop substantially equivalent processes for, production of our products or the devices after receipt of FDA approval, if any.
●	Our third-party manufacturers may not be able to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.
●	Our third-party manufacturers may not be able to manufacture or supply us with sufficient quantities of acceptable materials necessary for the development or use of our product candidates.
●	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the materials needed to manufacture or utilize our product candidates.
●	Our contract manufacturers may elect to terminate our agreements with them.
●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates, or result in higher costs or deprive us of potential product revenues.

Disruptions in our supply chain or failure to adequately forecast product demand could result in significant delays or lost sales.

The loss of a material supplier could significantly disrupt our business. Some specialized raw materials used in cell therapy manufacturing may be available only from one or a limited number of suppliers. In some cases, we obtain components used in certain of our products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, if our suppliers stop manufacturing one or more of our raw materials, or if our suppliers are found to be non-compliant with the FDA, EMA or other comparable applicable foreign bodies, then qualifying and obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which production could be delayed and we could lose sales.

Our sources of supply for raw materials may be threatened by shortages and other market forces, tariffs and other trade barriers, by natural disasters, climate impacts, public health crises or other disruptive events, by the supplier’s failure to maintain adequate quality, or a recall initiated by the supplier. Substitute suppliers may not be available and even if substitute suppliers are available, the need to verify the substitute supplier’s regulatory compliance and the quality standards of the replacement material could significantly delay production and materially reduce our sales. Any failure by us to forecast demand for, or to maintain an adequate supply of, raw material and finished product could result in an interruption in the supply of certain products, which could impact potential sales of that product. If we or our suppliers are unable or our suppliers are unwilling to meet our increased manufacturing requirements, we may not be able to produce enough materials or products in a timely manner, which could impact our sales.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Our product candidates, if approved, will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates or manufacturing operations fail to comply with applicable regulatory requirements, including cGMPs:

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

We have licensed certain patent and other intellectual property rights that cover cardiospheres, and cardiosphere-derived cells, (including our Deramiocel product candidate) from the University of Rome, JHU, and CSMC. We have also licensed certain patent and other intellectual property rights from CSMC that cover certain aspects of certain extracellular vesicles, such as exosomes and microvesicles. Under the license agreements with the University of Rome and JHU, those institutions prosecute and maintain their patents and patent applications in collaboration with us. We rely on these institutions to file, prosecute, and maintain patent applications, and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by these institutions have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Under our Amended and Restated Exclusive License Agreement with CSMC and our Exclusive License Agreement with CSMC, as the same have been amended, we have assumed, in coordination with CSMC, financial responsibility for the prosecution and maintenance of certain patents and patent applications thereunder. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity and/or unenforceability of these patents would also be subject to the cooperation of the University of Rome, JHU, and/or CSMC.

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

Risks Related to Our Relationships with Third Parties

We will depend on our exclusive distributor, Nippon Shinyaku, for the commercial sale of Deramiocel in Duchenne muscular dystrophy (“DMD”) in the United States and Japan, if regulatory approval is obtained in those territories.

A substantial portion of our potential revenue for the foreseeable future is expected to depend on milestone, revenue sharing  and other payments received from Nippon Shinyaku under our distribution agreements. Nippon Shinyaku has exclusive distribution rights for Deramiocel in the United States and Japan for a significant period of time, with only limited rights of either party to terminate these agreements. If Nippon Shinyaku fails to successfully commercialize Deramiocel in the United States or Japan, whether due to strategic priorities, financial constraints, insufficient commercial resources, inadequate performance or other factors, our ability to generate revenue from Deramiocel in those territories would be materially limited, which would adversely affect our business, financial condition and results of operations.

If we enter into strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

We are actively looking into potential additional strategic partnerships for our product candidates, particularly for Deramiocel in additional territories outside the United States and Japan, and for our exosomes product candidates. For example, we are in negotiations pursuant to a binding term sheet with Nippon Shinyaku for the distribution of Deramiocel in the European region. If we do not establish strategic partnerships, we potentially will have to undertake development and commercialization efforts with respect to our product candidates on our own, which would be costly and adversely impact our ability to commercialize any future products or product candidates. If we enter into any strategic partnerships with pharmaceutical, biotechnology or other life science companies, we will be subject to a number of risks, including:

●	we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of product candidates;
●	strategic partners may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;
●	strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;
●	strategic partners may not commit adequate resources to necessary pre-launch activities or the marketing and distribution of any future products, limiting our potential revenues from these products;
●	disputes may arise between us and our strategic partners that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
●	strategic partners may experience financial difficulties;
●	strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	business combinations or significant changes in a strategic partner’s business strategy may also adversely affect a strategic partner’s willingness or ability to complete its obligations under any arrangement; and
●	strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors.

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

We depend and will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs, vendors and strategic partners to conduct our preclinical and clinical trials under agreements with us. We have limited ability to directly control the performance of these third parties. We negotiate budgets and contracts with CROs, vendors and trial sites which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices (“cGCPs”), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. Further, GCP requirements may evolve. In June 2023, the FDA published a draft guidance, E6(R3) Good Clinical Practice (GCP), which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.

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

As we advance our programs toward potential commercial launch, in particular our lead product candidate Deramiocel, we have incurred and will continue to incur substantial costs associated with those programs.  For example, we are increasing our spending on manufacturing-related costs as we prepare to be able to manufacture Deramiocel for a potential commercial launch following potential regulatory approval.  We have continued to expand our use of real estate as we expand our capacity to manufacture and otherwise support Deramiocel. We have also increased our spending on certain pre-commercial activities, including in the expansion of our manufacturing, regulatory and marketing support capabilities. While we seek to be prudent with our spending programs, many of our agreements are for agreed upon amounts with our counterparties and may not be terminable by us without significant financial penalties, even if we ultimately are unable to commercially launch Deramiocel due to failure to receive regulatory approvals.

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

To date, the Company has had no sales, marketing, or distribution capabilities. As we prepare for launch, we are allocating certain resources, in order to enhance the organization in preparation for commercial readiness. Our future success depends, in part, on our ability to enter into and maintain sales and marketing collaborative relationships, or on our ability to build sales and marketing capabilities internally. As we entered into the U.S. Distribution Agreement and the Japan Distribution Agreement with Nippon Shinyaku, we will depend upon Nippon Shinyaku’s strategic interest in our Deramiocel product candidate and Nippon Shinyaku’s ability to successfully market and sell any such products, if and when approved. If any of our other product candidates are cleared for commercialization, we intend to pursue collaborative arrangements regarding the sales and marketing of such products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that such collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources, and time will be required to establish and develop an in-house marketing and sales force with sufficient technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, such as our partnership with Nippon Shinyaku, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

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

The stock market, particularly for pharmaceutical, biotechnology and other life sciences companies, has experienced significant volatility in recent years. Our operating results may fluctuate from period to period for a number of reasons, and as a result our stock price may be subject to significant fluctuations. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	our financial condition, including our need for additional capital, as well as the impact of any terms imposed on our business and operations by the providers of additional capital;
●	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical endpoints;
●	announcements concerning clinical trials and regulatory developments;
●	failure or delays in entering drug candidates into clinical trials;
●	failure or discontinuation of any of our research or development programs;
●	developments in establishing and maintaining new strategic alliances or with existing alliances or collaborators;
●	failure to meet milestone requirements under distribution agreements, including the U.S. Distribution Agreement and Japan Distribution Agreement with Nippon Shinyaku;
●	failure to satisfy contractual obligations, including our ability to meet milestone requirements under our license agreements;
●	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	introduction of technological innovations or new commercial products by us or our competitors;
●	issues in manufacturing our drug candidates or drugs;
●	issues with the supply or manufacturing of any devices or materials needed to manufacture or utilize our drug candidates;
●	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
●	the risks and costs associated with expanding our operations, including clinical and manufacturing activities internationally;
●	market acceptance of our drugs when they enter the market;
●	third-party healthcare coverage and reimbursement policies;
●	litigation or public concern about the safety of our drug candidates or drugs or the operations of the Company;
●	issuance of new or revised securities analysts’ reports or recommendations;
●	additions or departures of key personnel;
●	short reports or other negative commentary issued by third parties;
●	potential delisting of our stock from the Nasdaq Stock Market; or
●	volatility in the stock prices of other companies in our industry.

We have never paid dividends and we do not anticipate paying dividends in the future.

We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future. We expect to retain any future earnings, if any, to fund the development and expansion of our business. Investors seeking cash dividends should not invest in the Company’s common stock for that purpose. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock.

We may issue shares of blank check preferred stock without stockholder approval in the future.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, none of which are currently issued or outstanding. If issued, our Board of Directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that is senior to our common stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends, additional registration rights, anti-dilution protection, and the right to the redemption of such shares, together with other rights, none of which will be afforded holders of our common stock.

Market and economic conditions may adversely affect our industry, business and ability to obtain financing.

Global financial markets have experienced periods of volatility and uncertainty in recent years. These conditions and any adverse impact on the financial markets may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet our liquidity needs.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock may depend in part on the research and reports that industry or financial analysts publish about us or our business. If no or few analysts maintain coverage of us, the trading price of our stock could decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could also decline. If one or more of these analysts cease to cover our stock altogether, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

The operational and other projections and forecasts that we may make from time to time are subject to inherent risks, many of which are beyond our control.

The projections and forecasts that our management may provide from time to time (including, but not limited to, those relating to timing, progress and anticipated results of clinical development, regulatory processes, clinical trial timelines and any anticipated benefits of our product candidates) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of such projections in our public disclosures should not be regarded as an indication that we consider them to be reliable predictions of future events. Additionally, final data may differ significantly from preliminary reported data.

Our certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a change in our management team that stockholders may consider favorable.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that may have the effect of preserving our current management and board structure, such as:

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

As of December 31, 2025, there were approximately 57.4 million shares of common stock outstanding and approximately 3.3 million common warrants outstanding, as well as outstanding awards to purchase approximately 12.3 million shares of common stock under various incentive stock plans of the Company. Additionally, as of December 31, 2025, there were approximately 3.6 million shares of common stock available for future issuance under our incentive plans. This number of shares available for future issuance under those plans was subsequently increased by 2,868,420 shares on January 1, 2026 in accordance with the terms of our 2025 Equity Incentive Plan which include an automatic increase previously approved by our Board and stockholders. We may issue additional common stock, warrants and other convertible securities from time to time to finance our operations. We may also issue additional shares to fund potential acquisitions or in connection with additional stock options or other equity awards granted to our employees, officers, directors and consultants under our various incentive plans. The issuance of additional shares of common stock, warrants or other convertible securities and the perception that such issuances may occur or the exercise of outstanding warrants or options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

The requirements of being a public company may strain our resources and divert management’s attention from operating our business.

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

In order to raise additional capital, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by any investor. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by any investor, and investors purchasing shares or other securities in the future could have rights superior to you. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by any investor.

If our business plans are unsuccessful, our stockholders could lose all or a substantial portion of their investment in us.

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

Short sellers may engage in market manipulating activities and seek to drive down the market price of our common shares.

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.

As a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation could also lead to litigation, the uncertainty and expense of which could adversely impact our reputation, business, financial condition, and operating results. There are no assurances that we will not face short sellers’ efforts or similar tactics in the future, and the market price of our common shares may decline as a result of their actions.

We may be at risk of securities class action litigation or litigation initiated by individual stockholders.

We may be subject to securities class action litigation or litigation initiated by individual stockholders. This risk is especially relevant due to our dependence on clinical trial outcomes and regulatory approvals. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. Additionally, we may be subject to litigation and business challenges in the operation of our company due to actions instituted by activist stockholders. Perceived uncertainties as to our future direction as a result of stockholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, distributors, collaborators, prospective and current employees and others. Responding to legal and/or business challenges related to securities class action litigation, or litigation initiated by individual stockholders, including activist stockholders, could be costly and time-consuming, may not align with our business strategies, and could divert management’s attention and resources from the pursuit of our business strategies, any of which could harm our business and result in a decline in the market price of our common stock.

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

The Company’s information technology department helps identify, assess and manage Capricor’s cybersecurity threats and risks. The information technology department, in coordination with the finance and/or legal departments, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, evaluating threats reported to us, conducting audits, performing threat assessments, and conducting vulnerability assessments to identify vulnerabilities. We use third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including for example: professional service firms, including legal counsel, and cybersecurity software providers. Our cybersecurity risk management program shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas, including the involvement of cross-functional teams and, depending on the nature and severity of an incident, an escalation path to notify our executive and senior management teams and our board of directors. For example, the information technology department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact on our business. The Company is currently in the process of retaining an additional vendor to provide enhanced cybersecurity expertise to ensure governance and dedicated focus on cybersecurity risk management. This vendor will work closely with our in-house information technology department to provide regular updates on the organization’s cybersecurity posture, performance, and emerging risks, while ensuring that cybersecurity strategies align with business objectives and regulatory requirements.

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

Location of Property	Lease Expiration Date (1)	Purpose	Square Footage (approximate)
10865 Road to the Cure, San Diego, California	September 30, 2033	Corporate headquarters: manufacturing, laboratory and office space	34,348
10865 Road to the Cure, Room 7, San Diego, California	December 31, 2026	Laboratory space (vivarium)	234
8840 Wilshire Blvd., 2nd Floor, Beverly Hills, California	April 22, 2026	Office space	1,627
8700 Beverly Blvd., Davis Building, Los Angeles, California	July 31, 2026	Laboratory, manufacturing and office space	1,892
10835 Road to the Cure, Suite 140, San Diego, California	June 30, 2026	Laboratory and office space	11,173
(1)	Certain leases have specific options for potential renewal or extensions.

ITEM 3. LEGAL PROCEEDINGS

For information regarding material legal proceedings, please refer to Note 15 – “Commitments and Contingencies – Legal Contingencies” in our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CAPR”.

Holders

According to the records of our transfer agent, Equiniti Trust Company LLC, as of March 16, 2026, we had 112 holders of record of common stock, which does not include holders who held in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related audited consolidated notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, but not limited to, those set forth under Item 1A., “Risk Factors” or elsewhere in this annual report, our actual results may differ materially from those anticipated in these forward-looking statements.

Company Overview

Capricor Therapeutics, Inc. is a biotechnology company focused on the development and potential commercialization of cell and exosome-based therapeutics for the treatment of Duchenne muscular dystrophy (“DMD”), a rare genetic disorder characterized by progressive muscle degeneration and premature death, as well as other diseases with significant unmet medical need. Since our inception, we have devoted substantial resources to the development of our lead product candidate, Deramiocel, a cell therapy designed to address the cardiac and skeletal muscle complications associated with DMD, as well as to advancing our exosome-based platform technologies, developing manufacturing capabilities and supporting our research and development activities. Our Biologics License Application (“BLA”) for Deramiocel for the treatment of DMD is currently under review by the U.S. Food and Drug Administration (“FDA”), with a Prescription Drug User Fee Act (“PDUFA”) target action date of August 22, 2026, for potential approval in the United States. We currently have no products approved for commercial sale. Our ability to generate product revenue and achieve profitability will depend on the successful development, regulatory approval and commercialization of Deramiocel and any other product candidates we may develop. If approved, we intend to commercialize Deramiocel in the United States and may seek commercialization through strategic partners in other select international markets.

Our development efforts for Deramiocel for the treatment of DMD have progressed through multiple clinical studies, and we continue activities to support regulatory review and potential approval in the United States, as well as commercialization preparation, if approved.

Cell Therapy (Deramiocel)

Our core program is focused on the development and commercialization of Deramiocel, a cell therapy product candidate comprised of cardiosphere-derived cells (“CDCs”), a population of cardiac-derived stromal cells isolated from qualified donated human hearts, for the treatment of Duchenne muscular dystrophy. Deramiocel is designed to slow disease progression through the immunomodulatory, anti-inflammatory, pro-angiogenic and anti-fibrotic activities of CDCs. These effects are mediated in part by exosomes secreted by CDCs that contain bioactive molecules, including microRNAs and other signaling factors, which may influence gene expression and cellular pathways involved in  inflammation, fibrosis, and tissue repair.

Our clinical development program for Deramiocel has focused primarily on adolescents and young adults with DMD, including many patients who are non-ambulatory and experiencing progressive cardiac and skeletal muscle decline. We believe therapies that address inflammatory and fibrotic processes contributing to muscle degeneration may provide potential benefit across a broad population of individuals with DMD.

Exosomes Platform Technology (StealthXTM)

Extracellular vesicles (“EVs”), including exosomes and microvesicles, are nano-scale membrane-enclosed vesicles secreted by many cell types that contain characteristic lipids, proteins and nucleic acids, including messenger RNA (“mRNA”) and microRNAs. These vesicles facilitate intercellular communication through the binding and activation of membrane receptors or through the delivery of molecular cargo into target cells. Through these mechanisms, EVs may influence a variety of biological processes, including cell survival, proliferation, inflammation and tissue repair.

Exosomes in particular have attracted increasing interest as potential therapeutic and diagnostic platforms. Their small size, generally low immunogenicity, and ability to deliver biologically active molecules to recipient cells may allow them to modulate complex biological pathways. Because exosomes are cell-free vesicles, they may be stored, handled, and administered using approaches similar to those used for certain established biologic therapies.

Our exosome platform is supported by internal research and external collaborations. Our collaborations and research around exosomes include the National Institutes of Health (“NIH”), the National Institute of Allergy and Infectious Diseases (“NIAID”), Johns Hopkins University (“JHU”), the Department of Defense (“DoD”), the U.S. Army Institute of Surgical Research (“USAISR”), and Cedars-Sinai Medical Center (“CSMC”). Our platform leverages advances in RNA biology, protein engineering and targeted delivery technologies to support the development of exosome-based therapeutics and vaccines. We are currently exploring exosome-based approaches for infectious diseases, monogenic diseases and other potential indications.

Our current strategy is focused on advancing these programs through collaborations and partnerships that may provide additional development resources and capital to support potential clinical development.

Our Pipeline – Key Programs

Deramiocel: Duchenne Muscular Dystrophy Program: Deramiocel is Capricor’s lead product candidate and is being developed for the treatment of DMD, a rare, progressive genetic disease characterized by degeneration of skeletal and cardiac muscle. Deramiocel is designed to slow disease progression in DMD through the immunomodulatory, anti-inflammatory, pro-angiogenic and anti-fibrotic actions of CDCs. Through these mechanisms, Deramiocel is designed to slow disease progression and preserve both skeletal and cardiac muscle function in patients with DMD.

We have conducted a comprehensive clinical development program evaluating Deramiocel in patients with DMD, including randomized controlled trials and long-term follow-up studies designed to assess safety and efficacy across multiple measures of disease progression. These studies include the Phase 3 HOPE-3 trial, the Phase 2 HOPE-2 trial and its ongoing open-label extension, and the earlier Phase I/II HOPE-Duchenne clinical trial.

Biologics License Application: In late 2024, we completed our submission of a BLA to the FDA seeking approval of Deramiocel for the treatment of Duchenne muscular dystrophy. The FDA accepted the BLA for review, granted Priority Review, and assigned a PDUFA target action date of August 31, 2025. In July 2025, we received a Complete Response Letter (“CRL”) from the FDA stating that the application did not meet the statutory requirement for substantial evidence of effectiveness and requesting additional clinical data.

Following a Type A meeting with the FDA in August 2025, we aligned with the Agency on a regulatory path forward to address the CRL, including the submission of additional clinical data from the Phase 3 HOPE-3 trial. We subsequently submitted our response to the CRL, which the FDA accepted as a complete response and classified as a Class 2 resubmission, assigning a new Prescription Drug User Fee Act target action date of August 22, 2026. If approved, Deramiocel has the potential to become the first therapy designed to address both skeletal and cardiac muscle manifestations of Duchenne muscular dystrophy.

In parallel with our U.S. regulatory activities, we have initiated regulatory engagement in Europe and Japan and are working with the relevant health authorities to determine the most appropriate regulatory pathway for Deramiocel in those regions.

StealthX™ Exosome Platform: Our StealthX™ exosome platform program consists of engineered exosomes for vaccine and therapeutic development.

Exosome Platform: Engineered Exosome-Based Vaccines: The StealthX™ vaccine is a proprietary vaccine developed internally by Capricor utilizing exosomes that were engineered to express either spike or nucleocapsid proteins on the surface. Preclinical results from murine and rabbit models published in the peer-reviewed journal, Microbiology Spectrum, showed the StealthX™ vaccine resulted in robust antibody production, potent neutralizing antibodies, a strong T-cell response and a favorable safety profile. These effects were obtained with administration of only nanogram amounts of protein and without adjuvant or synthetic lipid nanoparticles. Exosomes offer a new antigen delivery system that could potentially be utilized to rapidly generate multivalent protein-based vaccines. In 2024, we were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, is conducting a Phase 1 clinical study with our StealthX™ vaccine which is currently ongoing. Preliminary data indicate the StealthX™ vaccine has been generally well tolerated and demonstrated a favorable safety profile across all dose levels tested. Early analyses showed limited neutralizing antibody responses at the evaluated dose levels, which may reflect prior vaccination or infection among trial participants. Final results from the trial, including cellular immune response data, are expected in the second quarter of 2026, subject to completion of the study by NIAID. If NIAID finds that our StealthX™ vaccine meets its criteria for safety and efficacy, they may consider our program for a funded Phase 2 study, for which we are actively preparing should that trial be initiated.

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

Financial Operations Overview

As of December 31, 2025, we had cash, cash equivalents, and marketable securities totaling approximately $318.1 million. Since our inception, we have raised approximately $600 million through a combination of equity financings, strategic collaborations, grants and other non-dilutive funding sources.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $105.0 million and approximately $40.5 million, for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $304.9 million. We expect to incur significant expenses and operating losses for the foreseeable future.

As we seek to develop and commercialize Deramiocel or any other product candidates including those related to our exosomes program, we anticipate that our expenses will increase significantly and that we will need additional funding to support our continuing operations. Until such time when we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations or other distribution agreements. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or other potential funding or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of Deramiocel or our other product candidates.

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our product candidates. Developing biological products is a lengthy and very expensive process. Even if we obtain the capital necessary to continue the development of our product candidates, whether through a strategic transaction or otherwise, we do not expect to complete the development of a product candidate for several years, if ever. To date, most of our development expenses have related to our product candidates, consisting of Deramiocel and our exosome technologies. As we proceed with the clinical development and potential commercialization of Deramiocel, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from public equity sales of securities and upfront payments pursuant to our U.S. and Japan Distribution Agreements with Nippon Shinyaku. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the U.S. and in other territories across the world, subject to the rights of Nippon Shinyaku.

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

Results of Operations for the fiscal years ended December 31, 2025 and 2024

Revenue

Clinical Development Income. Clinical development income for the years ended December 31, 2025 and 2024 was zero and approximately $22.3 million, respectively. As of December 31, 2024, the Company has fully recognized $50.0 million in development milestone payments received from Nippon Shinyaku related to the Exclusive Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”). The upfront payment of $30.0 million and the first milestone payment of $10.0 million was ratably recognized as revenue using a proportional performance method in relation to the completion of the HOPE-3 clinical trial (Cohort A) whereas the $10.0 million related to the second milestone payment was recognized as revenue at the point in time when the BLA was submitted in December 2024.

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Year ended December 31,
	2025	2024	Change ($)	Change (%)
Compensation and other personnel expenses	$28,260,696	$16,390,412	$11,870,284	72%
Duchenne muscular dystrophy program (Deramiocel)	34,254,585	23,049,349	11,205,236	49%
Exosomes platform research	5,225,572	2,908,678	2,316,894	80%
Facility expenses	5,991,848	2,759,096	3,232,752	117%
Stock-based compensation	8,917,527	3,605,667	5,311,860	147%
Depreciation and amortization	950,615	773,985	176,630	23%
Research and other	853,752	481,398	372,354	77%
Total research and development expenses	$84,454,595	$49,968,585	$34,486,010	69%

R&D expenses for 2025 increased by approximately $34.5 million, or 69%, compared to 2024. The increase was primarily driven by the following:

●	$11.9 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$11.2 million increase in our DMD program-related expenses primarily related to our HOPE-3 clinical trial, our HOPE-2 OLE clinical trial and expanded manufacturing production efforts for Deramiocel in preparation for potential commercial launch;
●	$2.3 million increase in research expenses related to our exosomes platform, primarily related to our collaboration with NIAID;
●	$3.2 million increase in facility expenses primarily related to expanded leased space; and
●	$5.3 million increase in stock-based compensation expense, driven primarily by increased headcount and higher stock prices, which led to a higher fair value of granted options.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Year ended December 31,
	2025	2024	Change ($)	Change (%)
Stock-based compensation	$8,307,733	$6,159,497	$2,148,236	35%
Compensation and other personnel expenses	7,224,517	4,446,897	2,777,620	62%
Professional services	2,915,501	1,641,256	1,274,245	78%
Facility expenses	695,480	310,342	385,138	124%
Depreciation and amortization	938,889	651,229	287,660	44%
Other corporate expenses	3,605,415	1,655,901	1,949,514	118%
Total general and administrative expenses	$23,687,535	$14,865,122	$8,822,413	59%

G&A expenses for 2025 increased by approximately $8.8 million, or 59%, compared to 2024. The increase was primarily driven by the following:

●	$2.1 million increase in stock-based compensation expense primarily due to increased headcount and higher stock prices, which led to a higher fair value of granted options;
●	$2.8 million increase in compensation and other personnel expenses related to increases in headcount and recruiting costs;
●	$1.3 million increase in professional services largely attributable to elevated legal and consulting costs related to our continuing regulatory initiatives;
●	$1.9 million increase in other corporate expenses primarily related to increased overhead costs related to travel and corporate expenses due to increased headcount.

Other Income (Expense)

Investment Income. Investment income for the years ended December 31, 2025 and 2024 was approximately $6.3 million and $2.2 million, respectively. The increase in investment income in 2025 as compared to 2024 is due to a higher principal balance in our marketable securities, savings and money market fund accounts.

Interest expense. Interest expense for the years ended December 31, 2025 and 2024 was approximately $3.0 million and $0, respectively. The interest expense in 2025 was related to interest accrued related to CIRM Award.

Products Under Active Development

Deramiocel for the treatment of DMD – The expenses for our DMD program include costs for personnel, clinical, regulatory and manufacturing-related expenses, including expenses related to the scale-up for potential commercial scale manufacturing if our Deramiocel product is approved. In 2026, we expect to spend approximately $100.0 million to $125.0 million primarily consisting of CMC expansion, product inventory buildout, clinical, regulatory and pre-commercial expenses for our Deramiocel program.

Exosome-Based Therapeutics and Vaccines – Our exosome platform is in early-stage preclinical development. We expect to spend approximately $7.0 million to $10.0 million during 2026 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses for this program are primarily focused on the expansion of our engineered exosomes platform including the manufacturing of our StealthX™ vaccine to be used in connection with our collaboration with NIAID.

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

Liquidity and Capital Resources for the fiscal years ended December 31, 2025 and 2024

The following table summarizes our liquidity and capital resources as of and for each of our last two fiscal years, and our net increase (decrease) in cash, cash equivalents, and marketable securities as of and for each of our last two fiscal years and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands. We believe that our current cash, cash equivalents, and marketable securities are sufficient to fund our operating capital requirements for at least the next twelve months from the issuance date of these consolidated financial statements.

Liquidity and capital resources	December 31, 2025	December 31, 2024
Cash and cash equivalents	$287,847	$11,287
Marketable securities	$30,282	$140,229
Working capital	$287,103	$142,359
Stockholders’ equity	$305,792	$145,462

	Year ended December 31,
Cash flow data	2025	2024
Cash provided by (used in):
Operating activities	$(69,811)	$(39,996)
Investing activities	97,479	(116,184)
Financing activities	248,892	152,772
Net increase in cash and cash equivalents	$276,560	$(3,408)

Our total cash, cash equivalents, and marketable securities as of December 31, 2025 were approximately $318.1 million compared to approximately $151.5 million as of December 31, 2024. The increase in cash, cash equivalents and marketable securities from December 31, 2025 as compared to December 31, 2024 is primarily due to an underwritten public offering in December 2025, equity financings through our at-the-market offering and proceeds received from warrants and options exercised, which is partially offset by our net loss of approximately $105.0 million, as well as investment made in purchases of property and equipment, and payments made for construction in progress. The net loss for the year ended December 31, 2025 was driven by the increased R&D expenses in connection with our clinical program in DMD. As of December 31, 2025, we had approximately $50.2 million in total liabilities, of which approximately $12.0 million relates to deferred revenue and approximately $14.5 million related to lease liabilities in connection with our operating lease right-of-use assets. As of December 31, 2025, we had approximately $287.1 million in net working capital.

Cash used in operating activities was approximately $69.8 million and $40.0 million for the years ended December 31, 2025 and 2024, respectively. The net change of approximately $29.8 million in cash from operating activities is due to an approximately $64.6 million increase in net loss for the years ended December 31, 2025 as compared to the same period in 2024. Furthermore, there was an increase of approximately $7.2 million in stock-based compensation, approximately $3.0 million in accrued interest liability, approximately $10.3 million in receivables, approximately $12.3 million in deferred revenue, and approximately $4.0 million in accounts payable and accrued expenses for the year ended December 31, 2025 as compared to the same period in 2024. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses, which will generate negative net cash flows from operating activities.

We had cash flow provided by investing activity of approximately $97.5 million for the year ended December 31, 2025 and cash flow used in investing activities of approximately $116.2 million for the year ended December 31, 2024. The change in cash flow by investing activities for the year ended December 31, 2025 as compared to the same period of 2024 is due to the net effect from purchases, sales, and maturities of marketable securities as well as purchases of property and equipment, leasehold improvements and construction in progress.

We had cash flow provided by financing activities of approximately $248.9 million and $152.8 million for the years ended December 31, 2025 and 2024, respectively. The increase in cash provided by financing activities for the year ended December 31, 2025 as compared to the same period of 2024 is primarily due to the net proceeds from the sale of common stock and from exercises of warrants and stock options. During 2025 we received net proceeds from the sale of stock of approximately $237.0 million compared to approximately $152.3 million over the same period of 2024. During 2025 we received net proceeds from exercises of warrants and stock options of approximately $11.9 million compared to approximately $0.5 million in 2024.

From inception through December 31, 2025, we financed our operations primarily through private and public sales of our equity securities, government grants, and payments from distribution agreements and collaboration partners. We may seek to raise additional funds through various potential sources, such as equity and debt financings, government grants, or through strategic collaborations and license agreements or other distribution agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, complete our clinical trials or if such funds become available to us, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our clinical, regulatory, commercial, and research activities;
●	the number and scope of our clinical and research programs;
●	the costs involved in preparation for the potential commercialization of our Deramiocel product for the treatment of DMD;
●	the progress and success of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our ability to successfully manufacture product for our clinical trials and potential commercial use;
●	the availability of materials necessary to manufacture our product candidates;
●	the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements, if necessary;
●	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
●	additional costs associated with maintaining licenses and insurance;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of obtaining marketing approval both in the United States and in countries outside of the United States.

Collaborations

Commercialization and Distribution Agreement (Nippon Shinyaku - United States)

On January 24, 2022, Capricor entered into the U.S. Distribution Agreement with Nippon Shinyaku, a Japanese corporation.

Under the terms of the U.S. Distribution Agreement, Capricor will be responsible for the clinical development and manufacturing of Deramiocel. Nippon Shinyaku and NS Pharma, Inc. (its wholly-owned U.S. subsidiary) will be responsible for the distribution of Deramiocel in the United States. Pursuant to the U.S. Distribution Agreement, Capricor received an upfront payment of $30.0 million. The first milestone payment of $10.0 million was paid upon completion of the futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. The second milestone payment of $10.0 million was triggered in December 2024 upon submission of the BLA to the FDA seeking marketing approval of Deramiocel in the United States. Additionally, there is another potential milestone of $80.0 million due to Capricor upon receipt of marketing approval. The foregoing milestones are considered development milestones under the terms of the U.S. Distribution Agreement. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of Deramiocel of up to $605.0 million. Subject to regulatory approval, Capricor will have the right to receive a share of product revenue which falls between 30 and 50 percent.

Commercialization and Distribution Agreement (Nippon Shinyaku - Japan)

On February 10, 2023, Capricor entered into a Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku. Under the terms of the Japan Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in Japan of Deramiocel for the treatment of DMD.

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12.0 million in 2023 and in addition, Capricor will potentially receive additional development and sales-based milestone payments of up to approximately $89.0 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of Deramiocel in Japan. Capricor will be responsible for the conduct of clinical development and regulatory approval in Japan, as may be required, as well as the manufacturing of Deramiocel. Subject to regulatory approval, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

European Region Binding Term Sheet

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of Deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of Deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of Deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. At this time, Capricor and Nippon Shinyaku have entered into several amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties shall negotiate the terms of the definitive agreement to April 1, 2026.

Financing Activities by the Company

December 2025 Underwritten Public Offering

On December 5, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Oppenheimer & Co., Inc. (“Oppenheimer”) as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue, in a public offering an aggregate of 6,000,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase additional 900,000 shares to cover over allotments, at a public offering price of $25.00 per share for total gross proceeds of approximately $172.5 million, before deducting underwriting commissions and other offering expenses payable by the Company. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $10.5 million.

October 2024 Underwritten Public Offering

On October 16, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with Piper Sandler and Oppenheimer as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue, in a public offering, an aggregate of 5,073,800 shares of common stock, including the exercise in full of the underwriters’ option to purchase additional shares to cover over allotments, at a public offering price of $17.00 per share for total gross proceeds of approximately $86.3 million, before deducting underwriting commissions and other offering expenses payable by the Company. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $5.4 million.

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

ATM Programs

September 2025 ATM Program

On September 10, 2025, the Company established an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $150.0 million (the “September 2025 ATM Program”), pursuant to an Equity Distribution Agreement with Piper Sandler and Oppenheimer (collectively, the “Agents”), by which the Agents may sell our common stock at the market prices prevailing at the time of sale. The Agents are entitled to compensation for their services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. Effective December 5, 2025, the Company reduced the maximum offering amount from $150.0 million to $125.0 million.

Through December 31, 2025, the Company sold an aggregate of 2,682,307 shares of common stock under the September 2025 ATM Program at an average price of approximately $28.89 per share for gross proceeds of approximately $77.5 million. The Company paid approximately $2.4 million of aggregated fees related to this sale. Subsequent to December 31, 2025, no additional shares have been sold under the September 2025 ATM Program through the date of this filing.

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

CIRM Grant Award

On June 16, 2016, Capricor entered into an award (the “CIRM Award”) with the California Institute for Regenerative Medicine (“CIRM”) in the amount of approximately $3.4 million to fund, in part, Capricor’s Phase I/II HOPE-Duchenne clinical trial investigating Deramiocel for the treatment of DMD-associated cardiomyopathy. Pursuant to terms of the CIRM Award, the disbursements were tied to the achievement of specified operational milestones. In addition, the terms of the CIRM Award included a co-funding requirement pursuant to which Capricor was required to spend approximately $2.3 million of its own capital to fund the CIRM funded research project. The CIRM Award is further subject to the conditions and requirements set forth in the CIRM Grants Administration Policy for Clinical Stage Projects. Such requirements include, without limitation, the filing of quarterly and annual reports with CIRM, the sharing of intellectual property pursuant to Title 17, CCR Sections 100600-100612, and potentially the sharing with the State of California of a fraction of licensing revenue received from a CIRM funded research project and net commercial revenue from a commercialized product which resulted from the CIRM funded research as set forth in Title 17, CCR Section 100608. The maximum royalty on net commercial revenue that Capricor could have been required to pay to CIRM was equal to nine times the total amount awarded and paid to Capricor.

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

The Company accounts for this award as a liability rather than income. As of December 31, 2025, the total CIRM liability was approximately $6.4 million consisting of $3.4 million in principal and $3.0 million in accrued interest, of which the full amount is classified as current.

On February 26, 2025, Capricor notified CIRM of its election to convert the CIRM Award into a loan. The terms of the loan agreement are currently under discussion with CIRM. Depending on the results of these discussions and based on our reasonable best estimate for the anticipated loan terms, accrued interest on the CIRM Award could reach up to approximately $7.7 million, and may continue to accrue over time until the final payout. The estimate is dependent on many factors, some of which have yet to be determined. As of December 31, 2025, approximately $3.0 million was recorded as accrued interest.

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

Leases

The Company accounts for its leases in accordance with ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use asset (“ROU asset”) and a lease liability for most leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on present value of fixed lease payments over the lease term.

Leases are classified as either financing or operating leases. The Company’s leases are primarily operating leases. The Company elects the short-term lease exemption for leases with a term of twelve months or less.

The Company uses its incremental borrowing rate to measure lease liabilities when the implicit rate is not readily determinable.

The Company has elected the practical expedient to combine lease and non-lease components for real estate leases. This practical expedient is not elected for manufacturing facilities and equipment embedded in product supply arrangements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using a five-step model to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled. The Company’s arrangements may include fixed consideration, such as upfront payments and milestones, as well as variable consideration, such as sales-based royalties and shared revenues. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved.

Revenue is recognized either at a point in time or over time, depending on when control of the promised goods or services is transferred to the customer. For performance obligations satisfied over time, the Company recognizes revenue based on a measure of progress that depicts the transfer of services to the customer. Upfront payments received in advance of performance are recorded as deferred revenue.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock options and restricted stock awards, as applicable. We have issued stock options and restricted stock awards to employees, directors and consultants under our six stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv) the 2020 Equity Incentive Plan (the “2020 Plan”), (v) the 2021 Equity Incentive Plan (the “2021 Plan”), and (vi) the 2025 Equity Incentive Plan (the “2025 Plan”). At this time, the Company only issues stock options and restricted stock awards under the 2020 Plan, the 2021 Plan, and the 2025 Plan and no longer issues stock awards under the 2006 Stock Option Plan, the 2012 Plan, or the 2012 Non-Employee Director Plan.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In December 2024, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in the fourth quarter of 2025 and applied it retrospectively. Please refer to Note 13 - "Income Taxes” for further information and disclosure.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of December 31, 2025, the fair value of our cash, cash equivalents, and marketable securities was approximately $318.1 million. Additionally, as of December 31, 2025, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities which consisted primarily of money market funds and bank money market accounts, which included short term U.S. treasuries, bank savings and checking accounts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Capricor Therapeutics, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Capricor Therapeutics, Inc. and Subsidiary (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved or especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2011.

Encino, California

March 17, 2026

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

ASSETS

	December 31, 2025	December 31, 2024

CURRENT ASSETS
Cash and cash equivalents	$287,847,312	$11,286,996
Marketable securities	30,281,603	140,228,881
Receivables	59,167	10,368,489
Prepaid expenses and other current assets	4,751,674	1,500,901

TOTAL CURRENT ASSETS	322,939,756	163,385,267

PROPERTY AND EQUIPMENT, net	18,312,238	5,561,597

OTHER ASSETS
Lease right-of-use assets, net	13,537,820	1,312,522
Other assets	1,159,480	221,700

TOTAL ASSETS	$355,949,294	$170,481,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,654,754	$3,283,712
Accrued expenses	15,557,646	4,907,665
Lease liabilities, current	202,376	834,799
CIRM liability, current	6,421,984	—
Deferred revenue, current	12,000,000	12,000,000

TOTAL CURRENT LIABILITIES	35,836,760	21,026,176

LONG-TERM LIABILITIES
CIRM liability, net of current	—	3,376,259
Lease liabilities, net of current	14,320,389	616,315

TOTAL LONG-TERM LIABILITIES	14,320,389	3,992,574

TOTAL LIABILITIES	50,157,149	25,018,750

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 57,370,909 and 45,582,288 shares issued and outstanding, respectively	57,371	45,582
Additional paid-in capital	610,330,105	344,224,338
Accumulated other comprehensive income	283,154	1,026,955
Accumulated deficit	(304,878,485)	(199,834,539)

TOTAL STOCKHOLDERS’ EQUITY	305,792,145	145,462,336

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$355,949,294	$170,481,086

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years ended December 31,
	2025	2024

REVENUE
Revenue	$—	$22,270,465

TOTAL REVENUE	—	22,270,465

OPERATING EXPENSES
Research and development	84,454,595	49,968,585
General and administrative	23,687,535	14,865,122

TOTAL OPERATING EXPENSES	108,142,130	64,833,707

LOSS FROM OPERATIONS	(108,142,130)	(42,563,242)

OTHER INCOME (EXPENSE)
Other income	45,421	7,471
Investment income	6,257,607	2,202,990
Interest expense	(3,045,725)	—
Loss on disposal of fixed assets	(157,519)	(112,805)

TOTAL OTHER INCOME (EXPENSE)	3,099,784	2,097,656

LOSS BEFORE INCOME TAXES	(105,042,346)	(40,465,586)
(Provision for) benefit from income taxes	(1,600)	(1,600)

NET LOSS	$(105,043,946)	$(40,467,186)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	(743,801)	791,142

COMPREHENSIVE LOSS	$(105,787,747)	$(39,676,044)

Net loss per share, basic and diluted	$(2.26)	$(1.15)
Weighted average number of shares, basic and diluted	46,478,416	35,218,628

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2023 THROUGH DECEMBER 31, 2025

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2023	31,148,320	$31,148	$181,701,859	$235,813	$(159,367,353)	$22,601,467

Issuance of common stock, net of fees	14,124,536	14,125	152,307,451	—	—	152,321,576

Exercise of common warrants	105,782	106	144,288	—	—	144,394

Stock-based compensation	—	—	9,765,164	—	—	9,765,164

Stock options exercised	203,650	203	305,576	—	—	305,779

Unrealized gain on marketable securities	—	—	—	791,142	—	791,142

Net loss	—	—	—	—	(40,467,186)	(40,467,186)

Balance at December 31, 2024	45,582,288	$45,582	$344,224,338	$1,026,955	$(199,834,539)	$145,462,336

Issuance of common stock, net of fees	9,582,307	9,582	237,024,356	—	—	237,033,938

Exercise of common warrants	1,589,699	1,590	9,059,694	—	—	9,061,284

Stock-based compensation	—	—	16,967,799	—	—	16,967,799

Vesting of restricted stock awards	17,210	17	257,444	—	—	257,461

Stock options exercised	599,405	600	2,796,474	—	—	2,797,074

Unrealized loss on marketable securities	—	—	—	(743,801)	—	(743,801)

Net loss	—	—	—	—	(105,043,946)	(105,043,946)

Balance at December 31, 2025	57,370,909	$57,371	$610,330,105	$283,154	$(304,878,485)	$305,792,145

See accompanying notes to the audited consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(105,043,946)	$(40,467,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	157,519	112,805
Depreciation and amortization	1,889,041	1,425,214
Stock-based compensation	16,967,799	9,765,164
Restricted stock awards granted	257,461	—
Changes in lease liabilities	715,459	(47,261)
Non-cash interest expense on CIRM liability	3,045,725	—
Changes in operating assets and liabilities:
Receivables	10,309,322	3,504
Prepaid expenses and other assets	(4,093,633)	(458,653)
Accounts payable and accrued expenses	5,983,992	1,941,136
Deferred revenue	—	(12,270,465)
Net cash used in operating activities	(69,811,261)	(39,995,742)

Cash flows from investing activities:
Purchase of marketable securities	(151,392,398)	(208,441,162)
Proceeds from sales and maturities of marketable securities	260,595,875	93,796,269
Purchases of property and equipment	(2,904,461)	(1,166,871)
Payments for leasehold improvements	(383,539)	(372,104)
Payments for construction in progress	(8,436,196)	—
Net cash provided by (used in) investing activities	97,479,281	(116,183,868)

Cash flows from financing activities:
Net proceeds from sale of common stock	237,033,938	152,321,576
Proceeds from exercise of stock awards and warrants	11,858,358	450,173
Net cash provided by financing activities	248,892,296	152,771,749

Net increase (decrease) in cash and cash equivalents	276,560,316	(3,407,861)

Cash and cash equivalents balance at beginning of period	11,286,996	14,694,857

Cash and cash equivalents balance at end of period	$287,847,312	$11,286,996

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$1,600	$1,600
Initial recognition of right-of-use asset	$13,382,191	$—

See accompanying notes to the audited consolidated financial statements.

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (together with its wholly-owned subsidiary, referred to herein as “Capricor,” the “Company,” “we,” “us” or “our”), is a clinical-stage biotechnology company focused on the development and potential commercialization of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”) and other diseases with high unmet medical needs. The Company is a public company and currently trades under the symbol “CAPR” on the Nasdaq Global Select Market.

Basis of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation. Management has determined that the Company operates as a single reportable operating segment.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. Specifically, accounts payable and accrued expenses, which were previously presented as a combined line item on the consolidated balance sheet, are now presented separately. Provision for income taxes, which was previously included in general and administrative expenses, has been reclassified and is now presented separately. These reclassifications had no effect on previously reported total liabilities, stockholders' equity, or net loss.

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

Significant estimates include, but are not limited to, the determination of clinical trial accruals, fair value of stock-based compensation awards, useful lives of long-lived assets, revenue recognition under customer contracts, and the realizability of deferred tax assets. These estimates are based on historical experience and assumptions that management believes are reasonable; however, actual results may differ from these estimates.

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

We are subject to supplier concentration risk, as we rely on a limited number of suppliers for our critical materials. Any disruption in the supply of materials from these key vendors could result in significant delays to our product development timelines and may require us to incur substantial additional costs to secure alternative sources for manufacturing.

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

Cloud Computing Arrangements (“CCA”)

The Company accounts for CCAs in accordance with ASC Topic 350, Intangibles (“ASC 350”), and the capitalized implementation costs associated with these arrangements are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets and are amortized on a straight-line basis over their estimated useful life.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which such estimated useful lives range from five to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the useful life of the asset or the lease term.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”). Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable, or annually.

Leases

The Company accounts for its leases in accordance with ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use asset (“ROU asset”) and a lease liability for most leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on present value of fixed lease payments over the lease term. Variable payments that do not depend on a rate or index, which usually represent operating expenses associated with the Company’s operating leases, are not included in the lease liability and are recognized as they are incurred.

At the inception of an arrangement, the Company evaluates the specific facts and circumstances to determine whether the arrangement constitutes or contains a lease. Leases are classified as either financing or operating leases. The Company’s leases are primarily operating leases. The Company elects the short-term lease exemption for leases with a term of twelve months or less.

The Company uses its incremental borrowing rate to measure lease liabilities when the implicit rate is not readily determinable.

The Company has elected the practical expedient to combine lease and non-lease components for real estate leases. This practical expedient is not elected for manufacturing facilities and equipment embedded in product supply arrangements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using a five-step model to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled. The company’s arrangements may include fixed consideration, such as upfront payments and milestones, as well as variable consideration, such as sales-based royalties and shared revenues. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved.

Revenue is recognized either at a point in time or over time, depending on when control of the promised goods or services is transferred to the customer. For performance obligations satisfied over time, the Company recognizes revenue based on a measure of progress that depicts the transfer of services to the customer. Upfront payments received in advance of performance are recorded as deferred revenue.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, if any. The Company evaluates the collectability of its accounts receivable and records an allowance when collection is not probable.

Research and Development

Costs relating to the design and development of new products are expensed as research and development as incurred in accordance with FASB ASC 730-10, Research and Development.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation, and recognizes compensation expense for all share-based payment awards on the grant-date fair value over the requisite service period.

Income Taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns.

Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with ASC 260-10, Earnings per Share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive.

2.	FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). Assets and liabilities recorded at fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

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

The following table summarizes the fair value measurements by level at December 31, 2025 and 2024 for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
	Level I	Level II	Level III	Total
Marketable Securities	$30,281,603	$—	$—	$30,281,603

	December 31, 2024
	Level I	Level II	Level III	Total
Marketable Securities	$140,228,881	$—	$—	$140,228,881

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

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s cash, cash equivalents and marketable securities as of December 2025 and 2024, respectively:

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and money market funds	$287,847,312	$—	$—	$287,847,312
U.S treasury securities	29,998,449	283,154	—	30,281,603
Total cash, cash equivalents and marketable securities	$317,845,761	$283,154	$—	$318,128,915

Classified as:
Cash and cash equivalents				$287,847,312
Short-term marketable securities				30,281,603
Long-term marketable securities				—
Total cash, cash equivalents and marketable securities				$318,128,915

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and money market funds	$11,286,996	$—	$—	$11,286,996
U.S treasury securities	139,201,926	1,026,955	—	140,228,881
Total cash, cash equivalents and marketable securities	$150,488,922	$1,026,955	$—	$151,515,877

Classified as:
Cash and cash equivalents				$11,286,996
Short-term investments				140,228,881
Long-term investments				—
Total cash, cash equivalents and marketable securities				$151,515,877

The contractual maturities of the Company's available-for-sale securities at December 31, 2025 were up to approximately six months.

The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell the investments before recovery of its amortized cost basis.

4.	RECEIVABLES AND OTHER CURRENT ASSETS

Receivables

As of December 31, 2025, receivables primarily consisted of $59,167 related to funds due from Employee Retention Credit. As of December 31, 2024, accounts receivable primarily consisted of $10.0 million due from Nippon Shinyaku, related to the second milestone payment, as well as $366,551 related to funds due from the Employee Retention Credit.

Cloud Computing Arrangements

The Company’s CCAs primarily relate to its enterprise resource planning system and has an estimated useful life of seven years. As of December 31, 2025, capitalized implementation costs totaled approximately $1.1 million, with $20,800 of accumulated amortization recognized. Amortization expense totaled $20,800 for the year ended December 31, 2025. There were no capitalized CCA assets as of December 31, 2024.

5.	PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2025	2024
Furniture and fixtures	$189,821	$192,083
Laboratory equipment	8,056,063	6,318,362
IT equipment	318,858	—
Manufacturing equipment	675,741	—
Leasehold improvements	2,785,395	2,501,207
Construction in progress	11,436,953	—
	23,462,831	9,011,652
Less accumulated depreciation	(5,150,593)	(3,450,055)
Property and equipment, net	$18,312,238	$5,561,597

Depreciation was $1,889,041 and $1,425,214 for the years ended December 31, 2025 and 2024, respectively. No impairment related to long-lived assets was recorded for the years ended December 31, 2025 and 2024.

6.	LEASES

Long-Term Operating Leases

San Diego, California

Capricor leases 34,348 square feet of laboratory, manufacturing, and office space located at 10865 Road to the Cure, San Diego, California for our corporate headquarters from Altman Investment Co., LLC (“Altman”) (the “Altman Lease”). The lease agreement commenced on October 1, 2021 for an initial lease term of five years. On February 26, 2025, the Company entered into a fourth lease amendment, where the rent is subject to a 3.0% annual rent increase commencing October 1, 2026 plus certain operating expenses and taxes. The fourth lease amendment extends the lease term to September 30, 2033, with an option to renew for an additional term of five years. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of December 31, 2025. The Fourth Amendment commenced on July 1, 2025, which resulted in an increase of approximately $13.5 million in operating lease liabilities and $13.4 million in right-of-use assets.

The Altman Lease, as amended, provides for a tenant improvement allowance from the landlord for a total of $1.3 million to be received in 2026. The Company has thus remeasured its lease liability and right-of-use assets reflecting such allowance.

Effective November 1, 2021, the Company entered into a vivarium agreement with Explora BioLabs, Inc. (“Explora”), a Charles River Company, for exclusive vivarium space (234 square feet) and services located in San Diego, California. The agreement has been amended to extend the term for an additional 12 months, through December 31, 2026.

Los Angeles, California

Capricor leases 1,892 square feet of laboratory, manufacturing and office facilities in Los Angeles, California from CSMC, pursuant to a lease entered into in 2014. Capricor subsequently entered into several amendments modifying certain terms of the lease. We entered into an amendment effective August 1, 2024 for an additional 24-month period extending the term through July 31, 2026 with a monthly lease payment of $11,028. At this time, there is no intention of extending the term of the lease and the Company will vacate the premises as of the termination date.

The long-term real estate operating leases are included in “lease right-of-use assets, net” on the Company’s Consolidated Balance Sheet and represent the Company’s right-to-use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in “lease liabilities, current” and “lease liabilities, net of current” on the Company’s Consolidated Balance Sheets.

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2025:

2026	$1,120,564
2027	2,411,889
2028	2,482,464
2029	2,555,156
2030	2,630,029
Thereafter	7,629,341
Total minimum lease payments	18,829,443
Less: imputed interest	(4,306,678)
Total operating lease liabilities	$14,522,765
Included in the consolidated balance sheet:
Current portion of lease liabilities	$202,376
Lease liabilities, net of current	14,320,389
Total operating lease liabilities	$14,522,765

Other Information:
Weighted average remaining lease term	7.7 years
Weighted average discount rate	6.3%

The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Year ended December 31,
	2025	2024
Operating lease costs	$1,659,379	$841,429
Variable lease costs	879,165	438,428
Lease payments	943,920	903,598

Short-Term Operating Leases

Beverly Hills, California

Capricor leases 1,627 square feet of office space in Beverly Hills, California from The Bubble Real Estate Company, LLC ("Bubble Real Estate") pursuant to a lease beginning in 2013. Capricor subsequently entered into several amendments modifying certain terms of the lease. Effective January 1, 2021, we entered into a month-to-month lease amendment with Bubble Real Estate, which is terminable by either party upon 90 days’ written notice to the other party. In January 2026, the Company notified Bubble Real Estate that we will be terminating our lease and vacating the premises in April 2026.

Vista, California

Commencing March 13, 2024, we entered into a License and Services Agreement with Azzur Cleanrooms-on-Demand – San Diego, LLC (the “Azzur License Agreement”) pursuant to which we were granted an exclusive license to use certain space and the non-exclusive right to use certain equipment and property for our early phase clinical manufacturing purposes. Under this arrangement, Azzur operated the facility and had subleased the space from Shiraz Partners LP (“Shiraz”), the owner of the building. The initial license agreement term expired on September 26, 2024, which the Company extended through November 8, 2024.

Commencing on November 20, 2024, the Company entered into a lease directly with Shiraz for 18,188 square feet of laboratory and manufacturing space at the same Vista, California facility. The lease had an initial term of six months with an option to extend for an additional six months. The Company made several amendments extending the term of the lease and subsequently terminated the lease and vacated the premises as of January 31, 2026.

San Diego, California

In December 2024, the Company entered into a sublease agreement with Entos Pharmaceuticals US, Inc. (“Entos”) for 11,173 square feet of office and research space located in San Diego, California. The lease had an original term of 12 months. In November 2025, the Company entered into an amendment with Entos to extend the sublease through June 30, 2026, with two options to extend through June 30, 2027. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of December 31, 2025.

Short-term operating lease cost for the years ended December 31, 2025 and 2024 were $1,423,264 and $1,073,870, respectively.

7.	COLLABORATIONS, LICENSES AND REVENUE

Intellectual Property Rights for Capricor’s Technology - Deramiocel and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells (“CDCs”) with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), Johns Hopkins University (“JHU”), and Cedars-Sinai Medical Center (“CSMC”). Capricor is also a party to an exclusive license agreement for intellectual property rights related to exosomes with CSMC. In addition, Capricor has filed solely-owned patent applications related to the CDC and exosomes technology developed by its own scientists.

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

Pursuant to the Rome License Agreement, Capricor paid the University of Rome a license issue fee, is currently paying minimum annual royalties in the amount of 20,000 Euros per year, and is obligated to pay a lower-end of a mid-range double-digit percentage on all royalties received as a result of sublicenses granted, which are net of any royalties paid to third parties under a license agreement from such third-party to Capricor until expiration of the license. The minimum annual royalties are creditable against future royalty payments.

The Rome License Agreement remained in effect until the later of the last claim of any patent or until any patent application comprising licensed patent rights has expired or been abandoned. The last-to-expire patent licensed under the Rome License Agreement expired on January 4, 2026.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the FDA. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In December 2025,

Capricor accrued the $500,000 development milestone related to the Phase 3 study pursuant to the terms of the JHU License Agreement. Capricor’s next milestone payments will be triggered, if at all, upon receipt of a full FDA market approval, for which a payment of $1,000,000 will be due.

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

Cell Line License Agreement with Life Technologies

On March 7, 2022, Capricor entered into a non-exclusive cell line license agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific, Inc., for the supply of certain cells which we will use in connection with the development of our exosomes platform. An initial license fee payment was made and additional milestone fees may become due based on the progress of our development program.

Revenue Recognition for Collaboration and Distribution Agreements

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

The Company also evaluates whether a significant financing component exists in its collaboration agreements. Typically, a significant financing component does not exist because customers pay upfront for services and future shared revenue payments are not substantially within the control of the Company or the customer.

Whenever the Company determines that goods or services promised in a contract represent a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using either the proportional performance method or on a straight-line basis if efforts will be expended evenly over time. Percentage of completion of patient visits in clinical trials are used as the measure of performance. The Company feels this method of measurement to be the best depiction of the transfer of services and recognition of revenue. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on its consolidated balance sheets.

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

Commercialization and Distribution Agreement (Nippon Shinyaku - United States)

On January 24, 2022, Capricor entered into the U.S. Distribution Agreement with Nippon Shinyaku, a Japanese corporation and related party (see Note 8 – “Related Party Transactions”). Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of Deramiocel for the treatment of DMD.

Pursuant to the U.S. Distribution Agreement, Nippon Shinyaku and NS Pharma, Inc. (its wholly-owned U.S. subsidiary) are responsible for the distribution of Deramiocel in the United States. Pursuant to the U.S. Distribution Agreement, Capricor received an upfront payment of $30.0 million. The first milestone payment of $10.0 million was paid upon completion of the futility analysis of the HOPE-3 trial whereby the outcome was determined to be not futile. The second milestone payment of $10.0 million was triggered in December 2024 upon submission of the BLA to the FDA seeking marketing approval of Deramiocel in the United States. Additionally, there is another potential milestone of $80.0 million due to Capricor upon receipt of marketing approval. The foregoing milestones are considered development milestones under the terms of the U.S. Distribution Agreement. Further, there are various potential sales-based milestones, if commercialized, tied to the achievement of certain sales thresholds for annual net sales of Deramiocel of up to $605.0 million. Subject to regulatory approval, Capricor will have the right to receive a share of product revenue which falls between 30 and 50 percent.

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

For the year ended December 31, 2025, the Company did not recognize any revenue compared to approximately $22.3 million of revenue recognized for the year ended December 31, 2024 under the U.S. Distribution Agreement. There was no deferred revenue recorded as of December 31, 2025 or 2024 related to the U.S. Distribution Agreement. As of December 2024, the Company recorded a receivable of $10.0 million related to the second milestone, which payment was received in January 2025.

The Company had no opening or closing contract asset balances recognized other than the accounts receivable mentioned above. The difference between the opening and closing balances of the Company’s contract liability results from the Company performance of services in connection to its performance obligation.

Commercialization and Distribution Agreement (Nippon Shinyaku - Japan)

On February 10, 2023, Capricor entered into a Commercialization and Distribution Agreement (the “Japan Distribution Agreement”) with Nippon Shinyaku. Under the terms of the Japan Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in Japan of Deramiocel for the treatment of DMD.

Under the terms of the Japan Distribution Agreement, Capricor received an upfront payment of $12.0 million in 2023 and in addition, Capricor may potentially receive additional development and sales-based milestone payments of up to approximately $89.0 million, subject to foreign currency exchange rates, and a meaningful double-digit share of product revenue. Nippon Shinyaku will be responsible for the distribution of Deramiocel in Japan. Capricor will be responsible for the conduct of clinical development and regulatory approval in Japan, as may be required, as well as the manufacturing of Deramiocel. In addition, Capricor or its designee will hold the Marketing Authorization in Japan if the product is approved in that territory.

The Company has evaluated the Japan Distribution Agreement in accordance with ASC 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s consolidated balance sheets as of December 31, 2025.

European Region Binding Term Sheet

On September 16, 2024, Capricor entered into a Binding Term Sheet (the “Term Sheet”) with Nippon Shinyaku for the commercialization and distribution of Deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet. Subject to finalization of a definitive agreement, under the terms of the Term Sheet, Capricor would be responsible for the development and manufacturing of Deramiocel for potential approval in the European region. Nippon Shinyaku would be responsible for the sales and distribution of Deramiocel in the European region. Subject to regulatory approval, Capricor would receive a double-digit share of product revenue and additional development and sales-based milestone payments. If the definitive agreement is entered into, Capricor will receive an upfront payment of $20.0 million upon execution of the definitive agreement, with potential additional development and sales-based milestone payments of up to $715.0 million. Upon execution of the definitive agreement, the Company will evaluate the terms in accordance with ASC 606, Revenue for Contracts from Customers. As of December 31, 2025, nothing has been recorded or received.

Capricor and Nippon Shinyaku have entered into various amendments to the Term Sheet, pursuant to which the parties agreed to extend the date during which the parties shall negotiate the terms of the definitive agreement to April 1, 2026.

Summary of Collaboration Revenue

In total, for the years ended December 31, 2025 and 2024, the Company recognized $0 and approximately $22.3 million, respectively, in revenue from its collaboration and distribution agreements, primarily related to the U.S. Distribution Agreement with Nippon Shinyaku.

As of December 31, 2025 and 2024, the Company had no deferred revenue related to the U.S. Distribution Agreement. The Company recorded $12.0 million of deferred revenue related to the Japan Distribution Agreement, which represents the upfront payment received for which no performance obligation had been satisfied as of December 31, 2025 or 2024.

As of December 31, 2024, the Company recorded accounts receivable of $10.0 million related to milestone payment earned under the U.S. Distribution Agreement, which were received in January 2025.

8.	RELATED PARTY TRANSACTIONS

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice. For the years ended December 31, 2025 and 2024, the Company paid Dr. Litvack $120,000 each year under this consulting arrangement. As of December 31, 2025 and 2024, $10,000 was recorded in accounts payable related to this Consulting Agreement.

In January 2024, Capricor entered into a Consulting Agreement with Michael Kelliher, a member of its Board of Directors, related to business development services whereby he was granted an option to purchase 30,000 shares of the Company’s common stock. The services in connection with the consulting agreement were completed in 2024.

Commercialization and Distribution Agreements

As noted above, Capricor is party to two commercialization and distribution agreements with Nippon Shinyaku, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “Collaborations, Licenses and Revenue”). There were no outstanding receivables or payables as of December 31, 2025.

European Region Binding Term Sheet

As noted above, on September 16, 2024, Capricor entered into the Term Sheet with Nippon Shinyaku for the commercialization and distribution of Deramiocel for the treatment of DMD in the European region, as defined in the Term Sheet (see Note 7 – “Collaborations, Licenses and Revenue”).

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

9.	GOVERNMENT GRANTS AND OTHER INCOME

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

The Company accounts for this award as a liability rather than income because Capricor had the option to convert the award into a loan. As of December 31, 2025, the total CIRM liability was approximately $6.4 million consisting of $3.4 million in principal and $3.0 million in accrued interest, of which the full amount is classified as current.

On February 26, 2025, Capricor notified CIRM of its election to convert the CIRM Award into a loan. The terms of the loan agreement are currently under discussion with CIRM. Depending on the results of these discussions and based on our reasonable best estimate for the anticipated loan terms, accrued interest on the CIRM Award could reach up to approximately $7.7 million, and may continue to accrue over time until the final payout. This estimate is dependent on many factors, some of which have yet to be determined. As of December 31, 2025, approximately $3.0 million was recorded as accrued interest.

10.	ACCRUED EXPENSES AND CLINICAL TRIAL ACCRUALS

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024
Accrued clinical expenses	$2,689,764	$1,919,437
Accrued payroll and related costs	6,710,578	2,552,516
Accrued construction in progress costs	3,011,034	—
Other accrued expenses	3,146,270	435,712
Total accrued expenses	$15,557,646	$4,907,665

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

11.	STOCK-BASED COMPENSATION

Stock-Based Compensation

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

Warrants

The following table summarizes all warrant activity for the years ended December 31, 2025 and 2024:

		Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2024	5,041,403	$5.61
Expired	—	—
Granted	—	—
Exercised	(105,782)	1.37
Outstanding at December 31, 2024	4,935,621	$5.70
Granted	—	—
Exercised	(1,589,699)	5.70
Outstanding at December 31, 2025	3,345,922	$5.70

The following table summarizes all outstanding warrants to purchase shares of the Company’s common stock at December 31, 2025 and 2024:

		Warrants Outstanding
		December 31,	December 31,	Exercise Price	Expiration
Type	Grant Date	2025	2024	per Share	Date
Common Warrants	10/3/2023	3,345,922	4,935,621	$5.70	10/3/2030

Stock Awards

The Company’s Board of Directors (the “Board”) has approved six stock option plans: (i) the 2006 Stock Option Plan, (ii) the 2012 Restated Equity Incentive Plan (which superseded the 2006 Stock Option Plan) (the “2012 Plan”), (iii) the 2012 Non-Employee Director Stock Option Plan (the “2012 Non-Employee Director Plan”), (iv) the 2020 Equity Incentive Plan (the “2020 Plan”), and (v) the 2021 Equity Incentive Plan (the “2021 Plan”), and (vi) the 2025 Equity Incentive Plan (the “2025 Plan”). At this time, the Company only issues stock options and restricted stock awards under the 2020 Plan, the 2021 Plan, and the 2025 Plan and no longer issues stock awards under the 2006 Stock Option Plan, the 2012 Plan, or the 2012 Non-Employee Director Plan.

In June 2021, the Company’s stockholders approved the 2021 Plan, which authorized 3,500,000 shares of common stock reserved under the 2021 Plan for the issuance of stock awards.  The number of shares available for issuance under the 2021 Plan was automatically increased on January 1 of each year, commencing with January 1, 2022, by an amount equal to the lesser of 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or such number of shares determined by the compensation committee of the Board. On January 1, 2025 and 2024, 2,279,114 and 1,557,416 shares were added under the 2021 Plan, respectively. Once the 2025 Plan was approved on May 22, 2025, no new shares have been or will be added to the shares reserve under the 2021 Plan.

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

As of December 31, 2025, 3,636,282 shares remain available for issuance under the respective stock option plans.

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

Stock Option Awards

The estimated weighted average fair value of the options granted during 2025 and 2024 were approximately $12.24 and $5.89 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The company used the following assumptions to estimate the fair value of stock options issued during the year ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Expected volatility	104 - 130%	109 - 119%
Expected term	5 - 6 years	5 - 7 years
Dividend yield	0%	0%
Risk-free interest rates	3.7 - 4.5%	3.7 - 4.5%

Employee and non-employee stock-based compensation expense was as follows:

	Year ended December 31,
	2025	2024
General and administrative	$8,307,733	$6,159,497
Research and development	8,917,527	3,605,667
Total	$17,225,260	$9,765,164

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

As of December 31, 2025, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $31.8 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

The following is a schedule summarizing employee and non-employee stock option activity for the years ended December 31, 2025 and 2024:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2024	8,232,404	$3.46
Granted	3,236,726	6.81
Exercised	(226,105)	2.60	$1,973,252
Expired/Cancelled	(511,842)	5.79
Outstanding at December 31, 2024	10,731,183	$4.38
Granted	2,606,527	14.35
Exercised	(636,833)	5.05	$11,778,237
Expired/Cancelled	(387,770)	10.31
Outstanding at December 31, 2025	12,313,107	$6.27	$278,173,887
Exercisable at December 31, 2025	8,356,779	$4.53	$203,301,006

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

Company estimates the fair value of each restricted stock award using the Company’s adjusted closing stock price on the grant date.

The following table summarized the activity of the Company’s RSA for the year ended December 31, 2025:

Weighted Average
	Number of	Grant Date
	RSAs	Fair Value
Outstanding at December 31, 2024	—	$—
Granted	17,210	14.96
Vested	(17,210)	14.96
Expired/Cancelled	—	—
Outstanding at December 31, 2025	—	$—

12.	STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

December 2025 Underwritten Public Offering

On December 5, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Oppenheimer & Co., Inc. (“Oppenheimer”) as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue, in a public offering an aggregate of 6,000,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase additional 900,000 shares to cover over allotments, at a public offering price of $25.00 per share for total gross proceeds of approximately $172.5 million, before deducting underwriting commissions and other offering expenses payable by the Company. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $10.5 million.

October 2024 Underwritten Public Offering

On October 16, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with Piper Sandler and Oppenheimer as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue, in a public offering an aggregate of 5,073,800 shares of common stock, including the exercise in full of the underwriters’ option to purchase additional shares to cover over allotments, at a public offering price of $17.00 per share for total gross proceeds of approximately $86.3 million, before deducting underwriting commissions and other offering expenses payable by the Company. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $5.4 million.

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

ATM Programs

September 2025 ATM Program

On September 10, 2025, the Company established an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $150.0 million (the “September 2025 ATM Program”), pursuant to an Equity Distribution Agreement with Piper Sandler and Oppenheimer (collectively, the “Agents”), by which the Agents may sell our common stock at the market prices prevailing at the time of sale. The Agents are entitled to compensation for their services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. Effective December 5, 2025, the Company reduced the maximum offering amount from $150.0 million to $125.0 million.

Through December 31, 2025, the Company sold an aggregate of 2,682,307 shares of common stock under the September 2025 ATM Program at an average price of approximately $28.89 per share for gross proceeds of approximately $77.5 million. The Company paid approximately $2.4 million of aggregated fees related to this sale. Subsequent to December 31, 2025, no additional shares have been sold under the September 2025 ATM Program through the date of this filing.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $105.8 million and $39.7 million for the years ended December 31, 2025 and 2024, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the years ended December 31, 2025 and 2024, the Company’s other comprehensive income (loss) was ($743,801) and $791,142, respectively.

The following summarizes the changes in accumulated other comprehensive loss:

	Net Unrealized Gains/(Losses)
	Available-For-Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2024	$235,813	$235,813
Other comprehensive income	791,142	791,142
Outstanding at December 31, 2024	1,026,955	1,026,955
Other comprehensive loss	(743,801)	(743,801)
Outstanding at December 31, 2025	$283,154	$283,154

Net Loss and Net Loss Per Share

For the years ended December 31, 2025 and 2024, warrants and options to purchase 15,659,029 and 15,666,804 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the years ended December 31, 2025 and 2024.

13. INCOME TAXES

The domestic and foreign components of income (loss) before income tax provision (benefit) were as follows:

	Year ended December 31,
	2025	2024
United States	$(105,042,346)	$(40,465,586)
Foreign	—	—
Total	$(105,042,346)	$(40,465,586)

The federal and state income tax provision (benefit) is summarized as follows:

	Year ended December 31,
	2025	2024
Current
Federal	$—	$—
State and local	1,600	1,600
Total current tax expense	1,600	1,600
Deferred
Federal	—	—
State and local	—	—
Total deferred tax expense	—	—
Total
Federal	—	—
State and local	1,600	1,600
Total tax expense	$1,600	$1,600

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows:

	Year ended December 31,
	2025	2024
Deferred tax assets:
Accrued expenses	$1,061,030	$722,851
Stock-based compensation	5,236,924	5,088,808
Research and development expense	11,592,478	15,993,708
Lease liabilities	3,052,803	406,366
Net operating losses	54,428,383	32,472,461
Credits	28,848,564	22,314,502
Deferred revenue	2,522,497	3,360,445
CIRM liability	640,236	—
Total deferred tax assets	107,382,915	80,359,141

Deferred tax liabilities:
Lease right-of-use assets	(2,845,759)	(367,555)
Fixed assets	(1,091,120)	(1,357,352)
Other comprehensive income	(59,521)	(66,036)
Total deferred tax liabilities	(3,996,400)	(1,790,943)

Valuation allowance	(103,386,515)	(78,568,198)
Net deferred taxes	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by approximately $24.8 million during 2025 and approximately $12.1 million during 2024.

Net operating losses and tax credit carryforwards as of the December 31, 2025 are as follows:

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$160,690,929	Do Not Expire
Net operating losses, federal (prior to January 1, 2018)	$39,383,370	2031
Net operating losses, state	$177,927,620	2028
Tax credits, federal	$27,054,520	2027
Tax credits, state	$2,270,942	Indefinite

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate
U.S. federal statutory tax rate	$(22,058,893)	21.0%	$(8,497,773)	21.0%
State and local income taxes, net of federal income tax effect (1)	1,264	0.0%	1,264	0.0%
Tax credits
Orphan drug tax credit	(4,778,164)	4.6%	(4,778,164)	11.8%
Research and development tax credit	(399,695)	0.4%	(399,695)	1.0%
Change in valuation allowance	26,851,125	-25.6%	13,042,758	-32.2%
Nondeductible items
Stock-based compensation, including windfalls/shortfalls	314,710	-0.3%	612,474	-1.5%
Other	71,253	-0.1%	20,736	-0.1%
Effective income tax rate	$1,600	0.0%	$1,600	0.0%
(1)	The majority of taxes in the state and local income taxes category is reported in California.

The cash paid for income taxes (net of refunds) was $1,600 for both 2025 and 2024 and applied only to state of California.

The tax years 2023 through 2025 remain open to examination by the Internal Revenue Service and certain state tax authorities, although net operating loss and tax credit carryforwards generated prior to 2007 may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties were insignificant for the years ended December 31, 2025 and 2024.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In December 2024, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in the fourth quarter of 2025 and applied it retrospectively. Please refer to Note 13 - "Income Taxes” for further information and disclosure.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

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

15.	COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On July 17, 2025, a putative securities class action was filed in the Southern District of California, naming Capricor Therapeutics, Inc. and our chief executive officer, Linda Marbán. The action alleges certain violations of the U.S. federal securities laws and seeks unspecified damages.

On August 1, 2025, a derivative action was filed in the Southern District of California naming each of the Directors on the Board of Capricor Therapeutics, Inc. The action alleges, among other things, breaches of fiduciary duties and seeks unspecified damages.

On November 24, 2025, a second derivative action was filed in the Southern District of California naming each of the Directors on the Board of Capricor Therapeutics, Inc. The action alleges, among other things, breaches of fiduciary duties and seeks unspecified damages.

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

In addition, from time to time, the Company may become involved in various other legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of December 31, 2025.

Accounts Payable

During the normal course of business, disputes with vendors may arise. If a vendor disputed payment is probable and able to be estimated, we will record an estimated liability.

Other Funding Commitments

The Company is a party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specific products (see Note 7 - "Collaborations, Licenses and Revenue").

Additionally, the Company is a party to various agreements with contract research, manufacturing and other organizations that generally provide for termination upon notice, subject to certain time periods, with the exact amounts owed in the event of termination to be based on the timing of termination and the terms of the agreement.

Employee Severances

The Board from time to time may approve severance packages for specific full-time employees based on their length of service and position ranging up to twelve months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of December 31, 2025.

16. SEGMENT INFORMATION

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

The following table represents consolidated net loss summarized by the significant segment expenses regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Total revenue	$—	$22,270,465

Research and development expense:
Compensation and benefits	28,260,696	16,390,412
Duchenne muscular dystrophy program (Deramiocel)	34,254,585	23,049,349
Exosomes platform research	5,225,572	2,908,678
Other R&D segment expenses (1)	6,845,600	3,240,494
Total research and development expense, excluding non-cash expense	74,586,453	45,588,933
Stock-based compensation expense	8,917,527	3,605,667
Depreciation and amortization	950,615	773,985
Total research and development expense	84,454,595	49,968,585

General and administrative expense:
Compensation and benefits	7,224,517	4,446,897
Other G&A segment expenses (2)	7,216,396	3,607,499
Total general and administrative expense, excluding non-cash expense	14,440,913	8,054,396
Stock-based compensation expense	8,307,733	6,159,497
Depreciation and amortization	938,889	651,229
Total general and administrative expense	23,687,535	14,865,122

Operating loss	(108,142,130)	(42,563,242)

Investment income	6,257,607	2,202,990
Interest expense	(3,045,725)	—
Other income (expense)	(112,098)	(105,334)
Total non-operating income, net	3,099,784	2,097,656

Loss before income taxes	(105,042,346)	(40,465,586)
(Provision for) benefit from income taxes	(1,600)	(1,600)

Net loss	$(105,043,946)	$(40,467,186)

(1)	Other R&D segment expenses primarily include other pipeline development costs and other facility costs.
(2)	Other G&A segment expenses primarily include accounting, legal and other professional fees, consulting expenses, business insurance, employee travel, and other facility and information technology costs.

The asset information provided to the CODM for the single operating segment is consistent with the amounts reported in the consolidated balance sheets.

17.	SUBSEQUENT EVENTS

Stock Award Grants

In January 2026, the Company granted a total of 1,717,600 stock options and restricted stock awards to its employees, certain non-employee consultants, and directors.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that are intended to:

1.	Maintain records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are made only in accordance with authorizations of management and the Board of Directors; and
3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because we are a smaller reporting company, and such attestation is not required pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2025, Capricor implemented changes to its internal control over financial reporting in connection with enhancements to its finance and accounting organization and the implementation of new financial systems, including an enterprise resource planning (“ERP”) system. These changes were part of management’s ongoing efforts to strengthen the Company’s internal control environment and support its growth and evolving business needs. Management does not believe that these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, the following directors and officers adopted or terminated trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

Name	Title	Action	Date Adopted or Terminated	Plan End Date	Aggregate Shares
Linda Marban	Chief Executive Officer	Adoption of Rule 10b5-1 trading plan	12/30/2025	07/31/2026	Up to 250,000 shares
Anthony J. Bergmann	Chief Financial Officer	Adoption of Rule 10b5-1 trading plan	12/30/2025	07/31/2026	Up to 150,000 shares
Karen Krasney	General Counsel	Adoption of Rule 10b5-1 trading plan	12/30/2025	07/31/2026	Up to 100,000 shares

The trading arrangements permit transactions in the Company's common stock in accordance with Rule 10b5-1(c) and applicable company policies regarding insider trading.

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

The information required by this item will be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Executive Officers” and “Delinquent Section 16(a) Reports” in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (our “2026 Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the section entitled “2025 Executive Compensation” and “Compensation of Directors” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the sections entitled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be set forth in the section entitled “Principal Accountant Fees and Services” in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements required by this item are included in a separate section of this Annual Report on Form 10-K beginning on page 91.

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

10.32

Fourth Amendment to Exclusive License Agreement, dated as of December 26, 2017, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 22, 2018). +

10.33

Third Amendment to Exclusive License Agreement, dated as of December 26, 2017, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 22, 2018). +

10.34

Fourth Amendment to Amended and Restated Exclusive License Agreement, dated as of June 20, 2018, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2018). +

10.35

Fifth Amendment to Exclusive License Agreement, dated as of June 20, 2018, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2018). +

10.36

Sixth Amendment to Facilities Lease, dated as of July 31, 2022, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with SEC on March 26, 2025).

10.37

Seventh Amendment to Facilities Lease, dated as of September 26, 2023, by and between Capricor, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2024).

10.38

Restated and Amended Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Linda Marbán, dated June 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.39

First Amendment to Restated and Amended Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Linda Marbán, dated March 24, 2025 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with SEC on March 26, 2025). †+

10.40

Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Anthony J. Bergmann, dated May 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.41

First Amendment to Restated and Amended Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Anthony J. Bergmann, dated March 24, 2025 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed with SEC on March 26, 2025). †+

10.42

Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Karen G. Krasney, dated May 14, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2019).†

10.43

First Amendment to Restated and Amended Employment Agreement by and among Capricor Therapeutics, Inc., Capricor, Inc. and Karen G. Krasney, dated March 24, 2025 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with SEC on March 26, 2025). †+

10.44	Capricor Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed with the Commission on June 17, 2020). †

10.45

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

10.47	Capricor Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021). †

10.48

Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2021). †

10.49

Standard Industrial/Commercial Multi-Tenant Lease, dated as of July 16, 2021, by and between Capricor Therapeutics, Inc. and Altman Investment Company, LLC (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022). +

10.50

First Amendment to Lease, dated as of June 8, 2022, by and between Capricor, Inc. and Altman Investment Company, LLC (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with SEC on March 26, 2025). +

10.51

Second Amendment to Lease, dated as of September 8, 2022, by and between Capricor, Inc. and Altman Investment Company, LLC (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with SEC on March 26, 2025). +

10.52

Amendment to Lease, dated as of August 10, 2023, by and between Capricor, Inc. and Altman Investment Company, LLC (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with SEC on March 26, 2025). +

10.53

Fourth Amendment to Lease, dated as of February 26, 2025, by and between Capricor, Inc. and Altman Investment Company, LLC (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with SEC on March 26, 2025). +

10.54

U.S. Commercialization and Distribution Agreement, dated as of January 25, 2022, by and among Capricor Therapeutics, Inc., Capricor, Inc. and Nippon Shinyaku Co. Ltd. (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022). +

10.55

Japan Commercialization and Distribution Agreement, dated as of February 10, 2023, by and among Capricor Therapeutics, Inc., Capricor, Inc. and Nippon Shinyaku Co. Ltd. (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 17, 2023). +

10.56

Term Sheet for Distribution of Deramiocel (CAP-1002) in Europe, by and between the Company and Nippon Shinyaku Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2024).

10.57

Letter of Intent, dated September 16, 2024, by and between the Company and Nippon Shinyaku Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2024).

10.58	Capricor Therapeutics, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 16, 2025).

10.59

Form of Stock Option Agreement for Capricor Therapeutics, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 16, 2025).

10.60

Consulting Agreement between Capricor, Inc. and Earl Collier, Jr., dated May 22, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025).

19.1	Capricor Therapeutics, Inc. Insider Trading Policy. *

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with SEC on March 26, 2025).

23.1	Consent of Rose Snyder & Jacobs, LLP. *

24.1	Power of Attorney (included on signature page hereof). *

31.1	Certification of Principal Executive Officer. *

31.2	Certification of Principal Financial Officer. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97	Capricor Therapeutics, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, filed with SEC on March 26, 2025).

101

The following financial information from Capricor Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024, (iii) Consolidated Statement of Stockholders’ Equity for the period from December 31, 2023 through December 31, 2025, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

+ Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2026.

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

Signature	Title	Date

/s/ Linda Marbán, Ph.D.	Chief Executive Officer and Director	March 17, 2026
Linda Marbán, Ph.D.	(Principal Executive Officer)

/s/ Anthony J. Bergmann	Chief Financial Officer	March 17, 2026
Anthony J. Bergmann	(Principal Financial and Principal Accounting Officer)

/s/ Frank Litvack, M.D.	Executive Chairman and Director	March 17, 2026
Frank Litvack, M.D.

/s/ David B. Musket	Director	March 17, 2026
David B. Musket

/s/ George W. Dunbar	Director	March 17, 2026
George W. Dunbar

/s/ Karimah Es Sabar	Director	March 17, 2026
Karimah Es Sabar

/s/ Paul Auwaerter	Director	March 17, 2026
Paul Auwaerter

/s/ Michael Kelliher	Director	March 17, 2026
Michael Kelliher

/s/ Philip Gotwals	Director	March 17, 2026
Philip Gotwals