Form 10-Q
period 2026-03-31
CAPRICOR THERAPEUTICS, INC.
filed 2026-05-13
CIK 1133869

variable

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, there were 57,911,893 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	regulatory developments involving products and our facilities, including the results of the U.S. Food and Drug Administration’s review of our lead product candidate, Deramiocel (also referred to as CAP-1002);
●	the potential outcome of our litigation against Nippon Shinyaku Co., Ltd (“Nippon Shinyaku”) and NS Pharma, Inc. (collectively, “NS”) with respect to the distribution of Deramiocel;
●	our ability to market and sell any of our products, including our ability to market and sell Deramiocel if we are granted the ability to market and sell Deramiocel ourselves or through distribution channels in the United States other than NS;
●	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;
●	the timing and results of regulatory meetings and inspections, and the ability to obtain regulatory approvals or otherwise bring products to market in both the United States and in countries outside of the United States;
●	the regulatory status of our drug and vaccine candidates, including our ability to obtain and maintain orphan drug, rare pediatric and Regenerative Medicine Advanced Therapy designations for Deramiocel;
●	the development of our drug and vaccine candidates, including when we expect to undertake, initiate and complete clinical trials of our drug and vaccine candidates;
●	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug filings, Clinical Trial Application filings, New Drug Application filings, Biologics License Application, and other regulatory submissions;
●	the impact of any reductions in force or changes in regulatory priorities at the U.S. federal agencies responsible for overseeing our industry;
●	our use of clinical research centers, third party manufacturers and other contractors;
●	our ability to manufacture and maintain sufficient inventories of our products to meet commercial demand;
●	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;
●	our ability to manufacture products for clinical and commercial use;
●	our ability to procure materials necessary for the manufacture of our product candidates at a cost that is acceptable to us;
●	our ability to protect our patents and other intellectual property;
●	our ability to raise additional financing and the terms of any additional financing;
●	the implementation of our business model and strategic plans for our business, technologies and product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, future reimbursement prices for any commercial products, and capital requirements;
●	the impact of taxes on our business;
●	our ability to compete against other companies and research institutions;
●	our ability to expand our operations internationally;
●	the effect of potential strategic transactions on our business;
●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
●	our ability to attract and retain key personnel; and
●	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2026
	(unaudited)	December 31, 2025

CURRENT ASSETS
Cash and cash equivalents	$105,421,484	$287,847,312
Marketable securities	173,188,430	30,281,603
Receivables	—	59,167
Prepaid expenses and other current assets	4,478,895	4,751,674

TOTAL CURRENT ASSETS	283,088,809	322,939,756

PROPERTY AND EQUIPMENT, net	28,502,617	18,312,238

OTHER ASSETS
Lease right-of-use assets, net	13,158,500	13,537,820
Other assets	1,533,591	1,159,480

TOTAL ASSETS	$326,283,517	$355,949,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,927,941	$1,654,754
Accrued expenses	10,528,351	15,557,646
Lease liabilities, current	841,135	202,376
CIRM liability, current	6,339,862	6,421,984
Deferred revenue, current	12,000,000	12,000,000

TOTAL CURRENT LIABILITIES	33,637,289	35,836,760

LONG-TERM LIABILITIES
Lease liabilities, net of current	13,943,595	14,320,389

TOTAL LONG-TERM LIABILITIES	13,943,595	14,320,389

TOTAL LIABILITIES	47,580,884	50,157,149

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 57,664,673 and 57,370,909 shares issued and outstanding, respectively	57,665	57,371
Additional paid-in capital	617,718,525	610,330,105
Accumulated other comprehensive income	(253,727)	283,154
Accumulated deficit	(338,819,830)	(304,878,485)

TOTAL STOCKHOLDERS’ EQUITY	278,702,633	305,792,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$326,283,517	$355,949,294

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

REVENUE
Revenue	$—	$—

TOTAL REVENUE	—	—

OPERATING EXPENSES
Research and development	27,376,912	18,915,572
General and administrative	9,395,941	6,067,376

TOTAL OPERATING EXPENSES	36,772,853	24,982,948

LOSS FROM OPERATIONS	(36,772,853)	(24,982,948)

OTHER INCOME (EXPENSE)
Other income	8,145	12,485
Investment income	2,904,506	729,542
Loss on disposal of fixed assets	(81,143)	(150,673)

TOTAL OTHER INCOME (EXPENSE)	2,831,508	591,354

LOSS BEFORE INCOME TAXES	(33,941,345)	(24,391,594)
(Provision for) benefit from income taxes	—	—

NET LOSS	$(33,941,345)	$(24,391,594)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	(536,881)	784,972

COMPREHENSIVE LOSS	$(34,478,226)	$(23,606,622)

Net loss per share, basic and diluted	$(0.59)	$(0.53)
Weighted average number of shares, basic and diluted	57,434,267	45,636,633

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2025	57,370,909	$57,371	$610,330,105	$283,154	$(304,878,485)	$305,792,145

Stock-based compensation	—	—	5,918,055	—	—	5,918,055

Stock options exercised	293,764	294	1,470,365	—	—	1,470,659

Unrealized loss on marketable securities	—	—	—	(536,881)	—	(536,881)

Net loss					(33,941,345)	(33,941,345)

Balance at March 31, 2026	57,664,673	$57,665	$617,718,525	$(253,727)	$(338,819,830)	$278,702,633

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2024	45,582,288	$45,582	$344,224,338	$1,026,955	$(199,834,539)	$145,462,336

Exercise of common warrants	699	1	3,983	—	—	3,984

Stock-based compensation	—	—	5,481,938	—	—	5,481,938

Vesting of restricted stock awards	17,210	17	257,444	—	—	257,461

Stock options exercised	76,690	77	46,293	—	—	46,370

Unrealized gain on marketable securities	—	—	—	784,972	—	784,972

Net loss	—	—	—	—	(24,391,594)	(24,391,594)

Balance at March 31, 2025	45,676,887	$45,677	$350,013,996	$1,811,927	$(224,226,133)	$127,645,467

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(33,941,345)	$(24,391,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534,670	405,450
Stock-based compensation	5,918,055	5,481,938
Restricted stock awards granted	—	257,461
Amortization/accretion of note premiums/discounts	(358,625)	—
Changes in lease liabilities	641,285	(16,844)
Other	(6,591)	150,673
Changes in operating assets and liabilities:
Receivables	59,167	10,308,655
Prepaid expenses and other assets	979,776	55,473
Accounts payable and accrued expenses	(3,081,283)	1,315,268
Net cash used in operating activities	(29,254,891)	(6,433,520)

Cash flows from investing activities:
Purchase of marketable securities	(174,893,062)	(18,181,600)
Proceeds from sales and maturities of marketable securities	30,998,448	43,212,559
Purchases of property and equipment	(5,121,709)	(896,007)
Payments for leasehold improvements	(921,752)	(244,279)
Payments for construction in progress	(4,703,521)	—
Net cash provided by (used in) investing activities	(154,641,596)	23,890,673

Cash flows from financing activities:
Proceeds from exercise of stock options	1,470,659	50,354
Net cash provided by financing activities	1,470,659	50,354

Net increase (decrease) in cash and cash equivalents	(182,425,828)	17,507,507

Cash and cash equivalents balance at beginning of period	287,847,312	11,286,996

Cash and cash equivalents balance at end of period	$105,421,484	$28,794,503

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Capricor Therapeutics, Inc., a Delaware corporation (together with its wholly-owned subsidiary, referred to herein as “Capricor Therapeutics,” “Capricor,” the “Company,” “we,” “us” or “our”), is a clinical-stage biotechnology company focused on the development and potential commercialization of transformative cell and exosome-based therapeutics for treating Duchenne muscular dystrophy (“DMD”) and other diseases with high unmet medical needs. The Company is a public company and currently trades under the symbol “CAPR” on the Nasdaq Global Select Market.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Capricor Therapeutics and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026, from which the December 31, 2025 consolidated balance sheet was derived. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Basis of Consolidation

Our condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation. Management has determined that the Company operates as a single reportable operating segment.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. Specifically, loss on disposal of fixed assets, which was previously presented as a separate line item on the consolidated statements of cash flow, is now included within “other”. This reclassification had no effect on previously reported net cash used in operating activities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than 90 days at the date of purchase to be cash equivalents.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and marketable securities. The Company maintains accounts at several financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation for up to $250,000 and/or the Securities Investor Protection Corporation, as applicable. The Company monitors the financial stability of the financial institutions with which it maintains accounts and believes it is not exposed to any significant credit risk in cash and cash equivalents. Historically, the Company has not experienced any significant losses in such accounts and does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation and recognizes compensation expense for all share-based payment awards on the grant-date fair value. For time-based awards, expense is recognized over the requisite service period, and for performance-based options, expense is recognized when the Company determines that achievement of the performance conditions is probable.

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

2.            FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement. Assets and liabilities recorded at fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

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

The valuation techniques used to determine the fair value of the Company’s Level II financial instruments, which consist primarily of U.S. government agency securities, commercial papers, and corporate bonds, are based on quoted market prices for similar instruments or model-driven valuations utilizing significant inputs derived from or corroborated by observable market data.

The following table summarizes the fair value measurements by level at March 31, 2026 and December 31, 2025 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$14,258,075	$—	$—	$14,258,075
U.S. treasuries	7,977,770	—	—	7,977,770
U.S. government agencies	—	1,992,780	—	1,992,780
Commercial papers	—	31,934,010	—	31,934,010
Marketable securities
U.S. treasuries	54,389,145	—	—	54,389,145
U.S. government agencies	—	41,066,671	—	41,066,671
Corporate bonds	—	40,205,983	—	40,205,983
Commercial papers	—	37,526,631	—	37,526,631
Total financial assets	$76,624,990	$152,726,075	$—	$229,351,065

	December 31, 2025
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$12,907,814	$—	$—	$12,907,814
Marketable securities
U.S. treasuries	30,281,603	—	—	30,281,603
Total financial assets	$43,189,417	$—	$—	$43,189,417

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

3.            CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s cash, cash equivalents and marketable securities as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and money market funds	$63,516,924	$—	$—	$63,516,924
U.S. treasuries	62,416,903	—	(49,988)	62,366,915
U.S. government agencies	43,104,514	—	(45,063)	43,059,451
Corporate bonds	40,311,933	—	(105,950)	40,205,983
Commercial papers	69,513,367	—	(52,726)	69,460,641
Total cash, cash equivalents and marketable securities	$278,863,641	$—	$(253,727)	$278,609,914

Classified as:
Cash and cash equivalents				$105,421,484
Short-term marketable securities				173,188,430
Long-term marketable securities				—
Total cash, cash equivalents and marketable securities				$278,609,914

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and money market funds	$287,847,312	$—	$—	$287,847,312
U.S. treasuries	29,998,449	283,154	—	30,281,603
Total cash, cash equivalents and marketable securities	$317,845,761	$283,154	$—	$318,128,915

Classified as:
Cash and cash equivalents				$287,847,312
Short-term investments				30,281,603
Long-term investments				—
Total cash, cash equivalents and marketable securities				$318,128,915

The contractual maturities of the Company's available-for-sale securities at March 31, 2026 were up to approximately two years.

The Company does not intend to sell these investments for the purpose of realizing losses; however, the securities are classified as available-for-sale and may be sold in response to changes in market interest rates, liquidity needs, or other factors. The Company believes it is more likely than not that it will not be required to sell the investments before recovery of their amortized cost basis. Accordingly, the Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of March 31, 2026.

4.            RECEIVABLES AND OTHER CURRENT ASSETS

Receivables

As of March 31, 2026, the Company has no receivables. As of December 31, 2025, receivables primarily consisted of $59,167 related to funds due from the Employee Retention Credit.

Cloud Computing Arrangements

The Company’s CCAs primarily relate to its enterprise resource planning system and has an estimated useful life of seven years. As of March 31, 2026 and December 31, 2025, capitalized implementation costs totaled approximately $1.5 million and $1.1 million, with $32,383 and $20,800 of accumulated amortization recognized, respectively. Amortization expense totaled $11,583 for the three months ended March 31, 2026 and there was no amortization expense for the three months ended March 31, 2025.

5.            PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
Furniture and fixtures	$189,821	$189,821
Laboratory equipment	8,484,291	8,056,063
IT equipment	318,858	318,858
Manufacturing equipment	5,307,136	675,741
Leasehold improvements	3,707,147	2,785,395
Construction in progress	16,140,474	11,436,953
	34,147,727	23,462,831
Less accumulated depreciation	(5,645,110)	(5,150,593)
Property and equipment, net	$28,502,617	$18,312,238

Depreciation was $534,670 and $405,450 for the three months ended March 31, 2026 and 2025, respectively. No impairment related to long-lived assets was recorded for the three months ended March 31, 2026 and 2025.

6.            LEASES

Long-Term Operating Leases

San Diego, California

Capricor leases 34,348 square feet of laboratory, manufacturing, and office space located at 10865 Road to the Cure, San Diego, California for our corporate headquarters from Altman Investment Co., LLC (the “Altman Lease”). The lease agreement commenced on October 1, 2021 for an initial lease term of five years. On February 26, 2025, the Company entered into a fourth lease amendment, where the rent is subject to a 3.0% annual rent increase commencing October 1, 2026 plus certain operating expenses and taxes. The fourth lease amendment extends the lease term to September 30, 2033, with an option to renew for an additional term of five years. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of March 31, 2026. The Fourth Amendment commenced on July 1, 2025, which resulted in an increase of approximately $13.5 million in operating lease liabilities and $13.4 million in right-of-use assets. The Altman Lease, as amended, provides for a tenant improvement allowance from the landlord for a total of $1.3 million to be received in 2026. The Company has thus remeasured its lease liability and right-of-use assets to reflect such allowance.

The Company is currently engaged in advanced discussions regarding a lease for a potential facility in San Diego, California intended to support expanded manufacturing and operational activities and serve as the Company’s anticipated corporate headquarters. Capricor has entered into a non-binding letter of intent relating to the potential transaction and is currently negotiating a proposed license agreement for a short-term occupancy arrangement as well as a potential long-term lease agreement. Any definitive transaction remains subject to execution of final agreements.

Los Angeles, California

Capricor leases 1,892 square feet of laboratory, manufacturing and office facilities in Los Angeles, California from CSMC, pursuant to a lease entered into in 2014. Capricor subsequently entered into several amendments modifying certain terms of the lease. We entered into an amendment effective August 1, 2024 for an additional 24-month period extending the term through July 31, 2026 with a monthly lease payment of $11,028. At this time, there is no intention of further extending the term of the lease and the Company will vacate the premises as of the termination date.

The long-term real estate operating leases are included in “lease right-of-use assets, net” on the Company’s Consolidated Balance Sheet and represent the Company’s right-to-use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in “lease liabilities, current” and “lease liabilities, net of current” on the Company’s Consolidated Balance Sheets.

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of March 31, 2026:

2026 (remainder)	$1,155,889
2027	2,411,889
2028	2,482,464
2029	2,555,156
2030	2,630,029
Thereafter	7,629,341
Total minimum lease payments	18,864,768
Less: imputed interest	(4,080,038)
Total operating lease liabilities	$14,784,730
Included in the consolidated balance sheet:
Current portion of lease liabilities	$841,135
Lease liabilities, net of current	13,943,595
Total operating lease liabilities	$14,784,730

Other Information:
Weighted average remaining lease term	7.5 years
Weighted average discount rate	6.3%

The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842 for the period indicated:

	Three months ended March 31,
	2026	2025
Operating lease costs	$605,960	$210,357
Variable lease costs	304,624	108,126
Lease payments	614,675	227,201

Short-Term Operating Leases

The Company has several short-term lease arrangements for laboratory, manufacturing, and office space in Beverly Hills, Vista, and San Diego, California, which either expired in January 2026 or have remaining lease terms between May 2026 and December 2026. Short-term operating lease cost for the three months ended March 31, 2026 and 2025 were $286,294 and $369,178, respectively.

7.            COLLABORATIONS, LICENSES AND REVENUE

Intellectual Property Rights for Capricor’s Technology - Deramiocel and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells (“CDCs”) with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), Johns Hopkins University (“JHU”), and Cedars-Sinai Medical Center (“CSMC”). Capricor is also a party to an exclusive license agreement for intellectual property rights related to CDC-derived exosomes with CSMC. In addition, Capricor has filed solely-owned patent applications related to CDC and exosomes technologies developed by its own scientists.

University of Rome License Agreement

Capricor and the University of Rome entered into a License Agreement, dated June 21, 2006 (the “Rome License Agreement”), which provided for the grant of an exclusive, world-wide, royalty-bearing license by the University of Rome to Capricor (with the right to sublicense) to develop and commercialize licensed products under the licensed patent rights in all fields.

Pursuant to the Rome License Agreement, Capricor paid the University of Rome a license issue fee, paid minimum annual royalties in the amount of 20,000 Euros per year, and was obligated to pay a lower-end of a mid-range double-digit percentage on all royalties received as a result of sublicenses granted, which were net of any royalties paid to third parties under a license agreement from such third-party to Capricor until expiration of the license. The minimum annual royalties were creditable against future royalty payments.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the FDA. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In April 2026, Capricor paid JHU a $500,000 development milestone related to the Phase 3 study pursuant to the terms of the JHU License Agreement. Capricor’s next and final development milestone payments will be triggered, if at all, upon receipt of a full FDA market approval, for which a payment of $1,000,000 will be due.

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

Cell Line License Agreement with Life Technologies

On March 7, 2022, Capricor entered into a non-exclusive cell line license agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific, Inc., for the supply of certain cells used in connection with the development of the StealthXTM exosomes platform. An initial license fee payment was made and additional milestone fees may become due based on the progress of our development program.

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

As noted in Note 17 – “Subsequent Events” below, the Company has filed a Complaint for Equitable Relief and Application for Preliminary Injunction (the “Complaint”).

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

The Company has evaluated the Japan Distribution Agreement in accordance with ASC 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s consolidated balance sheets as of March 31, 2026.

European Region Binding Term Sheet

On September 16, 2024, the Company entered into a binding term sheet with Nippon Shinyaku for the potential commercialization and distribution of Deramiocel for the treatment of DMD in Europe. The term sheet contemplated that the Company would be responsible for development and manufacturing, and Nippon Shinyaku would be responsible for sales and distribution in the European region, subject to execution of a definitive agreement and regulatory approval. As of March 31, 2026, no definitive agreement had been executed and the Company had not recognized any revenue, received any consideration, or recorded any amounts in connection with the term sheet.

The amended term sheet with Nippon Shinyaku with respect to the treatment of DMD in Europe expired on April 1, 2026, and was not further extended.

Summary of Collaboration Revenue

In total, for the three months ended March 31, 2026 and 2025, the Company did not recognize any revenue from its collaboration and distribution agreements with Nippon Shinyaku, and has no accounts receivable as of March 31, 2026 or December 31, 2025.

As of March 31, 2026 and December 31, 2025, the Company had no deferred revenue related to the U.S. Distribution Agreement. The Company recorded $12.0 million of deferred revenue related to the Japan Distribution Agreement, which represents the upfront payment received for which no performance obligation had been satisfied as of March 31, 2026 or December 31, 2025.

8.            RELATED PARTY TRANSACTIONS

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice. For the three months ended March 31, 2026 and 2025, the Company paid Dr. Litvack $30,000 each period under this consulting arrangement. As of March 31, 2026 and December 31, 2025, $30,000 and $10,000 were recorded in accounts payable related to this Consulting Agreement, respectively.

Commercialization and Distribution Agreements

As noted above, Capricor is party to two commercialization and distribution agreements with Nippon Shinyaku, which holds more than 10% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “Collaborations, Licenses and Revenue”). There were no outstanding receivables or payables as of March 31, 2026 or December 31, 2025.

9.            GOVERNMENT GRANTS AND OTHER INCOME

CIRM Grant Award

On June 16, 2016, Capricor entered into an award agreement with the California Institute for Regenerative Medicine (“CIRM”) for approximately $3.4 million to support, in part, the Company’s Phase I/II HOPE-Duchenne clinical trial of Deramiocel for the treatment of DMD-associated cardiomyopathy. The award was subject to operational milestones, a co-funding requirement, and certain reporting, intellectual property and revenue-sharing obligations under CIRM’s clinical-stage award policies. The Company completed all milestones and close-out activities associated with the award in 2019 and expended all funds received.

The Company accounts for the award as a liability rather than income because the Company had the option to convert the award into a loan. In February 2025, the Company notified CIRM of its election to convert the award into a loan. In April 2026, the Company and CIRM were finalizing documentation for a loan repayment agreement providing for repayment in two tranches: approximately $3.4 million due within three calendar days following execution of the agreement, and approximately $2.9 million due no later than June 12, 2026. As of March 31, 2026, the total repayment amount of approximately $6.3 million, consisting of $3.4 million in principal and $2.9 million in accrued interest, was recorded as a current liability in the condensed consolidated balance sheet.

10.            ACCRUED EXPENSES AND CLINICAL TRIAL ACCRUALS

Accrued Expenses

Accrued expenses consist of the following:

March 31, 2026	December 31, 2025

Accrued clinical expenses	$2,721,489	$2,689,764
Accrued payroll and related costs	3,802,591	6,710,578
Accrued construction in progress costs	—	3,011,034
Other accrued expenses	4,004,271	3,146,270
Total accrued expenses	$10,528,351	$15,557,646

11.            STOCK-BASED COMPENSATION

Stock-Based Compensation

For stock options, the Company estimates the fair value of the awards on the date of grant using an option-pricing model. The portion of the award expected to vest is recognized as expense in the Company’s statements of operations and comprehensive loss over the requisite service period for time-based awards and upon determining that the performance condition is probable for performance-based awards. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected stock option exercise behavior. For employees and directors, the expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company’s estimate of expected volatility was based on the historical stock price of the Company. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options.

For restricted stock awards, the Company determines the fair value using the Company’s adjusted closing stock price on the grant date.

Warrants

The following table summarizes all warrant activity for the three months ended March 31, 2026:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2025	3,345,922	$5.70
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2026	3,345,922	$5.70

The warrants outstanding at March 31, 2026 expire on October 3, 2030.

Stock Awards

The Company maintains several equity incentive plans, but currently grants stock options and restricted stock awards only under the 2020 Equity Incentive Plan, the 2021 Equity Incentive Plan, and the 2025 Equity Incentive Plan. No new awards are granted under the Company’s prior equity plans.

In May 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan, which authorized 3,500,000 shares of common stock for future awards. The share reserve automatically increases each January 1, beginning in 2026 and ending in 2035, by 5% of the outstanding shares of common stock as of the last day of the preceding fiscal year. On January 1, 2026, 2,868,420 shares were added to the 2025 Plan. Following approval of the 2025 Plan, no additional shares will be added to the 2021 Equity Incentive Plan. As of March 31, 2026, 4,605,230 shares remained available for issuance under the Company’s equity incentive plans.

The plans are administered by the Board and its compensation committee, which determine the recipients, award types, number of shares, exercise price and vesting terms. Stock options are granted at an exercise price not less than the closing price of the Company’s common stock on the grant date, generally vest over one to four years, and have a maximum term of ten years.

Stock Option Awards

The estimated weighted average fair value of the options granted during the three months ended March 31, 2026 and 2025 were approximately $21.61 and $12.73 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Expected volatility	127 - 197%	112 - 114%
Expected term	1 - 6 years	5 - 6 years
Dividend yield	0%	0%
Risk-free interest rates	3.5 - 4.1%	4.3 - 4.5%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended March 31,
	2026	2025
General and administrative	$2,791,874	$3,000,814
Research and development	3,126,181	2,738,585
Total	$5,918,055	$5,739,399

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

As of March 31, 2026, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $66.1 million, which is expected to be recognized over a weighted average period of approximately 2.4 years. As of March 31, 2026, the Company had approximately $4.4 million of total unrecognized stock-based compensation expense related to performance-based options subject to the achievement of certain performance conditions over a one-year performance period. Compensation cost associated with these awards will be recognized only if and when the applicable performance conditions are determined to be probable of achievement. As of March 31, 2026, the Company concluded that achievement of the performance conditions was not considered probable, and accordingly, no stock-based compensation expense related to these awards has been recognized

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended March 31, 2026:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2025	12,313,107	$6.27
Granted	1,979,850	25.16
Exercised	(293,764)	5.01	$7,387,731
Expired/Cancelled	(95,378)	18.72
Outstanding at March 31, 2026	13,903,815	$8.90	$298,944,484
Exercisable at March 31, 2026	8,628,154	$4.90	$219,997,259

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the 2025 Plan. Each outstanding RSU will be exchanged for one share of the Company’s common stock. The Company estimates the fair value of each restricted stock unit using the Company’s adjusted closing stock price on the grant date.

The following table summarizes the activity of the Company’s RSUs for the three months ended March 31, 2026:

Weighted Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2025	—	$—
Granted	15,000	24.81
Vested	—	—
Expired/Cancelled	—	—
Outstanding at March 31, 2026	15,000	$24.81

12.            STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

December 2025 Underwritten Public Offering

On December 5, 2025, the Company entered into an underwriting agreement with Piper Sandler & Co. and Oppenheimer & Co., Inc. as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue, in a public offering an aggregate of 6,000,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 900,000 shares to cover over allotments, at a public offering price of $25.00 per share for total gross proceeds of approximately $172.5 million, before deducting underwriting commissions and other offering expenses payable by the Company. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $10.5 million.

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

Through March 31, 2026, the Company sold an aggregate of 2,682,307 shares of common stock under the September 2025 ATM Program at an average price of approximately $28.89 per share for gross proceeds of approximately $77.5 million. The Company paid approximately $2.4 million of aggregated fees related to this sale. From January 1, 2026 through the date of this filing, no additional shares have been sold under the September 2025 ATM Program.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $34.5 million and $23.6 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2026 and 2025, the Company’s other comprehensive income (loss) was ($536,880) and $784,972, respectively.

The following summarizes the changes in accumulated other comprehensive loss:

	Net Unrealized Gains/(Losses)
	Available-For-Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Outstanding at December 31, 2025	$283,154	$283,154
Other comprehensive loss	(536,881)	(536,881)
Outstanding at March 31, 2026	$(253,727)	$(253,727)

Net Loss and Net Loss Per Share

For the three months ended March 31, 2026 and 2025, warrants and options to purchase 17,249,737 and 17,428,769 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three months ended March 31, 2026 and 2025.

13.            INCOME TAXES

The Company did not record an income tax provision for the three months ended March 31, 2026 and 2025, primarily due to operating losses and the establishment of a full valuation allowance against its deferred tax assets.

Significant judgment is required in determining the Company’s provision for income taxes, including the recognition and measurement of deferred tax assets and liabilities and the assessment of the related valuation allowance. Deferred tax assets are recognized for deductible temporary differences and net operating loss carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In evaluating the realizability of its deferred tax assets, the Company considers both positive and negative evidence, including cumulative losses in recent periods and the lack of sufficient objectively verifiable future taxable income. Based on this evaluation, the Company concluded that it is more likely than not that its deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded as of March 31, 2026 and December 31, 2025.

The Company reassesses the realizability of its deferred tax assets at each reporting period.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The ASU is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Subsequent to March 31, 2026, the Company received certain employment-related claims from former employees. No formal proceedings have been commenced as of the date of this filing. The Company does not believe these matters are material.

In addition, from time to time, the Company may become involved in various other legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of March 31, 2026.

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

Employee Severances

The Board from time to time may approve severance packages for specific full-time employees based on their length of service and position ranging up to twelve months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of March 31, 2026.

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

The following table represents consolidated net loss summarized by the significant segment expenses regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
Total revenue	$—	$—

Research and development expense:
Compensation and benefits	7,971,816	5,410,424
Duchenne muscular dystrophy program (Deramiocel)	13,032,167	7,705,195
Exosomes platform research	809,295	1,520,934
Other R&D segment expenses (1)	2,156,138	1,325,471
Total research and development expense, excluding non-cash expense	23,969,416	15,962,024
Stock-based compensation expense	3,126,181	2,738,584
Depreciation and amortization	281,315	214,964
Total research and development expense	27,376,912	18,915,572

General and administrative expense:
Compensation and benefits	2,234,948	1,500,843
Other G&A segment expenses (2)	4,115,764	1,375,233
Total general and administrative expense, excluding non-cash expense	6,350,712	2,876,076
Stock-based compensation expense	2,791,874	3,000,814
Depreciation and amortization	253,355	190,486
Total general and administrative expense	9,395,941	6,067,376

Operating loss	(36,772,853)	(24,982,948)

Investment income	2,904,506	729,542
Other income (expense)	(72,998)	(138,188)
Total non-operating income, net	2,831,508	591,354

Loss before income taxes	(33,941,345)	(24,391,594)
(Provision for) benefit from income taxes	—	—

Net loss	$(33,941,345)	$(24,391,594)

(1)	Other R&D segment expenses primarily include other pipeline development costs, and other facility costs.
(2)	Other G&A segment expenses primarily include accounting, legal and other professional fees, consulting expenses, business insurance, employee travel, and other facility and information technology costs.

The asset information provided to the CODM for the single operating segment is consistent with the amounts reported in the consolidated balance sheets.

17.            SUBSEQUENT EVENTS

Commercialization and Distribution Agreement (Nippon Shinyaku – United States)

On May 7, 2026, Capricor announced that it has filed a Complaint for Equitable Relief and Application for Preliminary Injunction (the “Complaint”) in the Superior Court of New Jersey, Chancery Division, Bergen County. The Complaint alleges a fundamental pricing flaw in the U.S. Distribution Agreement and that the defendants named therein, NS, have failed to adequately prepare for the commercial launch of the Company’s product Deramiocel in the United States pursuant to the U.S. Distribution Agreement, and have otherwise materially breached the terms of the U.S. Distribution Agreement. In the Complaint, the Company seeks rescission of the U.S. Distribution Agreement, declaratory judgment that the Company has the right to distribute Deramiocel directly or through distributors other than NS, and other equitable remedies.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the condensed consolidated notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s most recent annual report on Form 10-K. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, but not limited to, those set forth under Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K, under Item 1A, “Risk Factors” in this Quarterly Report and under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

As used in this Quarterly Report on Form 10-Q, references to “Capricor Therapeutics,” “Capricor,” the “Company,” “we,” “us,” “our” or similar terms include Capricor Therapeutics, Inc. and its wholly-owned subsidiary.

Company Overview

Capricor Therapeutics, Inc. is a biotechnology company focused on the development and potential commercialization of cell and exosome-based therapeutics for the treatment of Duchenne muscular dystrophy (“DMD”), a rare genetic disorder characterized by progressive muscle degeneration and premature death, as well as other diseases with significant unmet medical need. Since our inception, we have devoted substantial resources to the development of our lead product candidate, Deramiocel, a cell therapy designed to address the cardiac and skeletal muscle complications associated with DMD, as well as to advancing our exosome-based platform technologies, developing manufacturing capabilities and supporting our research and development activities. Our Biologics License Application (“BLA”) for Deramiocel for the treatment of DMD is currently under review by the U.S. Food and Drug Administration (“FDA”), with a Prescription Drug User Fee Act (“PDUFA”) target action date of August 22, 2026, for potential approval in the United States. We currently have no products approved for commercial sale. Our ability to generate product revenue and achieve profitability will depend on the successful development, regulatory approval and commercialization of Deramiocel and any other product candidates we may develop. If approved and if our litigation against NS Pharma, Inc. and Nippon Shinyaku Co., Ltd. (collectively, “NS”) is successful, we intend to commercialize Deramiocel in the United States directly or through distributors, and we may also seek commercialization through strategic partners in other select international markets.

Our development efforts for Deramiocel for the treatment of DMD have progressed through multiple clinical studies, and we continue activities to support regulatory review and potential approval in the United States, as well as commercialization preparation, if approved.

Cell Therapy (Deramiocel)

Our core program is focused on the development and commercialization of Deramiocel, a cell therapy product candidate comprised of cardiosphere-derived cells (“CDCs”), a population of cardiac-derived stromal cells isolated from qualified donated human hearts. Deramiocel is designed to slow disease progression in DMD through immunomodulatory, anti-inflammatory, pro-angiogenic and anti-fibrotic activities of CDCs. These effects are mediated in part by exosomes secreted by CDCs that contain bioactive molecules, including microRNAs and other signaling factors, which may influence gene expression and cellular pathways involved in inflammation, fibrosis, and tissue repair.

Our clinical development program for Deramiocel has focused on adolescents and young adults with DMD, including many patients who are non-ambulatory and experiencing progressive cardiac and skeletal muscle decline. We believe therapies that address inflammatory and fibrotic processes contributing to muscle degeneration may provide potential benefit across a broad population of individuals with DMD.

Exosomes Platform Technology (StealthXTM)

Extracellular vesicles (“EVs”), including exosomes and microvesicles, are nano-scale membrane-enclosed vesicles secreted by many cell types that contain characteristic lipids, proteins and nucleic acids, including messenger

RNA and microRNAs. These vesicles facilitate intercellular communication through the binding and activation of membrane receptors or through the delivery of molecular cargo into target cells. Through these mechanisms, EVs may influence a variety of biological processes, including cell survival, proliferation, inflammation and tissue repair.

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

Our exosome platform is supported by internal research and external collaborations. Our collaborations and research around exosomes include the National Institutes of Health, the National Institute of Allergy and Infectious Diseases (“NIAID”), Johns Hopkins University (“JHU”), the Department of Defense, the U.S. Army Institute of Surgical Research, and Cedars-Sinai Medical Center (“CSMC”). Our platform leverages advances in RNA biology, protein engineering and targeted delivery technologies to support the development of exosome-based therapeutics and vaccines. We are currently exploring exosome-based approaches for infectious diseases, monogenic diseases and other potential indications.

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

Deramiocel’s mechanism of action is distinct from mutation-targeted approaches such as exon-skipping oligonucleotides and gene therapies, which aim to restore dystrophin expression in muscle cells. DMD is caused by mutations in the dystrophin gene that impair production of functional dystrophin, a structural protein important for maintaining muscle integrity. The absence of functional dystrophin leads to progressive skeletal and cardiac muscle damage, muscle cell death and replacement of muscle tissue with fibrosis. Cardiac involvement is a major component of disease progression in DMD. In patients with DMD, heart muscle cells progressively deteriorate and are replaced with scar tissue, leading to cardiomyopathy and ultimately heart failure, which is a leading cause of mortality in individuals with DMD. While several therapies have been developed to address certain genetic mutations associated with DMD, significant unmet medical need remains, particularly in patients with established skeletal and cardiac muscle disease.

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

Biologics License Application: In late 2024, we completed our submission of a BLA to the FDA seeking approval of Deramiocel for the treatment of DMD. The FDA accepted the BLA for review, granted Priority Review, and assigned a PDUFA target action date of August 31, 2025. In July 2025, we received a Complete Response Letter (“CRL”) from the FDA stating that the application did not meet the statutory requirement for substantial evidence of effectiveness and requesting additional clinical data.

Following a Type A meeting with the FDA in August 2025, we aligned with the Agency on a regulatory path forward to address the CRL, including the submission of additional clinical data from the Phase 3 HOPE-3 trial. We subsequently submitted our response to the CRL, which the FDA accepted as a complete response and classified as a Class

2 resubmission, assigning a new PDUFA target action date of August 22, 2026. If approved, Deramiocel has the potential to become the first therapy designed to address both skeletal and cardiac muscle manifestations of DMD.

In parallel with our U.S. regulatory activities, we have initiated regulatory engagement in Europe and Japan and are working with the relevant health authorities to determine the most appropriate regulatory pathway for Deramiocel in those regions.

StealthX™ Exosome Platform: Our StealthX™ exosome platform program consists of engineered exosomes for vaccine and therapeutic development.

Exosome Platform: Engineered Exosome-Based Vaccines: The StealthX™ vaccine is a proprietary vaccine developed internally by Capricor utilizing exosomes that were engineered to express either spike or nucleocapsid proteins on the surface. Preclinical results from murine and rabbit models published in the peer-reviewed journal, Microbiology Spectrum, showed the StealthX™ vaccine resulted in robust antibody production, potent neutralizing antibodies, a strong T-cell response and a favorable safety profile. We were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, is conducting a Phase 1 clinical study with our StealthX™ vaccine. Preliminary data indicated the StealthX™ vaccine has been generally well tolerated and demonstrated a favorable safety profile across all dose levels tested. Early analyses showed limited neutralizing antibody responses at the evaluated dose levels, which may reflect prior vaccination or infection among trial participants. Final results from the trial, including cellular immune response data, are expected later in 2026, subject to completion of the study by NIAID. If NIAID finds that our StealthX™ vaccine meets its criteria for safety and efficacy, they may consider our program for a funded Phase 2 study.

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

Financial Operations Overview

As of March 31, 2026, we had cash, cash equivalents, and marketable securities totaling approximately $278.6 million. Since our inception, we have received approximately $600 million through a combination of equity financings, strategic collaborations, grants and other non-dilutive funding sources.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $33.9 million and approximately $24.4 million, for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $338.8 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our product candidates. Developing biological products is a lengthy and very expensive process. To date, most of our development expenses have related to our product candidates, consisting of Deramiocel and our exosome technologies. As we proceed with the clinical development and potential commercialization of Deramiocel, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from public equity sales of securities and upfront payments pursuant to our U.S. and Japan Distribution Agreements with Nippon Shinyaku. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the U.S. and in other territories across the world, subject to the rights of Nippon Shinyaku and the outcome of our litigation against NS.

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three months ended March 31, 2026 and 2025 was zero.

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Three months ended March 31,
	2026	2025	Change ($)	Change (%)
Compensation and other personnel expenses	$7,971,816	$5,410,424	$2,561,392	47%
Duchenne muscular dystrophy program (Deramiocel)	13,032,167	7,705,195	5,326,972	69%
Exosomes platform research	809,295	1,520,934	(711,639)	(47)%
Facility expenses	1,866,623	1,085,421	781,202	72%
Stock-based compensation	3,126,181	2,738,584	387,597	14%
Depreciation and amortization	281,315	214,964	66,351	31%
Research and other expenses	289,515	240,050	49,465	21%
Total research and development expenses	$27,376,912	$18,915,572	$8,461,340	45%

R&D expenses for the three months ended March 31, 2026 increased by approximately $8.5 million, or 45%, compared to the three months ended March 31, 2025. The increase was primarily driven by the following:

●	$2.6 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$5.3 million increase in DMD (Deramiocel) program-related expenses primarily related to expanded manufacturing production, and commercial-related expenses for Deramiocel in preparation for potential commercial launch;
●	$0.8 million increase in facility expenses primarily related to expanded leased space and incremental equipment and services to support those facilities; and
●	$0.4 million increase in stock-based compensation expense primarily due to increases in headcount and stock price.

The increase was partially offset by a $0.7 million decrease in research expenses related to our exosomes platform, primarily related to timing of research activities for exosomes.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Three months ended March 31,
	2026	2025	Change ($)	Change (%)
Stock-based compensation	$2,791,874	$3,000,814	$(208,940)	(7)%
Compensation and other personnel expenses	2,234,948	1,500,843	734,105	49%
Professional services	2,826,379	335,908	2,490,471	741%
Facility expenses	345,647	77,319	268,328	347%
Depreciation and amortization	253,355	190,486	62,869	33%
Other corporate expenses	943,738	962,006	(18,268)	(2)%
Total general and administrative expenses	$9,395,941	$6,067,376	$3,328,565	55%

G&A expenses for the three months ended March 31, 2026 increased by approximately $3.3 million, or 55%, compared to the three months ended March 31, 2025. The increase was primarily driven by the following:

●	$0.7 million increase in compensation and other personnel expenses related to increases in headcount;
●	$2.5 million increase in professional services largely attributable to increased legal and consulting costs related to our continuing regulatory and pre-commercial initiatives, and
●	$0.3 million increase in facility expenses primarily related to expanded leased space and incremental equipment and services to support those facilities.

The increase was partially offset by a $0.2 million decrease in stock-based compensation expense primarily due to timing of recognition of stock-based compensation expenses.

Other Income (Expense)

Investment Income. Investment income for the three months ended March 31, 2026 and 2025 was approximately $2.9 million and $0.7 million, respectively. The increase in investment income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is due to a higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

Deramiocel for the treatment of DMD – The expenses for our DMD program include costs for personnel, clinical, regulatory, commercial, and research activities, including expenses related to scale-up for potential commercial scale manufacturing if our Deramiocel product is approved. In 2026, we expect to spend approximately $100.0 million to $125.0 million primarily consisting of CMC expansion, product inventory buildout, clinical, regulatory and pre-commercial expenses for our Deramiocel program.

Exosome Platform – Our exosome platform is in early-stage development. We expect to spend approximately $7.0 million to $10.0 million during 2026 on development expenses related to our exosomes program, which includes personnel, preclinical studies and manufacturing related expenses for these technologies. Our expenses are primarily focused on the expansion of our engineered exosome platform for therapeutic development.

Our expenditures on current and future clinical development programs, particularly our Deramiocel and exosomes programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding and/or strategic partners. In particular, our expenditures on the commercialization of Deramiocel, if approved, will heavily depend on the outcome of our litigation with NS and, if we are successful in such litigation, whether we commercialize Deramiocel in the United States directly or through one or more distributors. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2026 and December 31, 2025 and our net increase (decrease) in cash, cash equivalents, and marketable securities for the three months ended March 31, 2026 and 2025 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands. We believe that our current cash, cash equivalents, and marketable securities are sufficient to fund our operating capital requirements for at least the next twelve months from the issuance date of these condensed consolidated financial statements.

Liquidity and capital resources	March 31, 2026	December 31, 2025
Cash and cash equivalents	$105,421	$287,847
Marketable securities	$173,188	$30,282
Working capital	$249,452	$287,103
Stockholders’ equity	$278,703	$305,792

	Three months ended March 31,
Cash flow data	2026	2025
Cash provided by (used in):
Operating activities	$(29,255)	$(6,433)
Investing activities	(154,642)	23,891
Financing activities	1,471	50
Net increase (decrease) in cash and cash equivalents	$(182,426)	$17,508

Our total cash, cash equivalents and marketable securities as of March 31, 2026 were approximately $278.6 million compared to approximately $318.1 million as of December 31, 2025. The decrease in cash, cash equivalents and marketable securities from December 31, 2025 to March 31, 2026 is primarily due to our continuing efforts in preparing the Company for potential commercialization. As of March 31, 2026, we had approximately $47.6 million in total liabilities, consisting of approximately $14.8 million in lease liabilities, approximately $14.5 million in accounts payable and accrued expenses, $12.0 million relates to deferred revenue, and $6.3 million in CIRM liability, with net working capital of approximately $249.5 million.

Cash used in operating activities was approximately $29.3 million and approximately $6.4 million for the three months ended March 31, 2026 and 2025, respectively. The increase of approximately $22.8 million in cash used in operating activities is due to an approximately $9.5 million increase in net loss for the three months ended March 31, 2026 as compared to the same period in 2025. Furthermore, there was an increase of approximately $10.2 million in the change in receivables balances, as well as $4.4 million in the change in accounts payable and accrued expenses balances for the three months ended March 31, 2026 as compared to the same period in 2025. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow used in investing activities of approximately $154.6 million for the three months ended March 31, 2026 and cash flow provided by investing activities of approximately $23.9 million for the three months ended March 31, 2025. The change in investing activities for the three months ended March 31, 2026 as compared to the same period of 2025 is due to the net effect from purchases, sales and maturities of marketable securities and the purchase of approximately $10.8 million in property and equipment, leasehold improvements and construction in progress in the three months ended March 31, 2026, compared to approximately $1.1 million in the three months ended March 31, 2025.

We had cash flow provided by financing activities of approximately $1.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily due to the net proceeds from the exercises of stock options.

From inception through March 31, 2026, we financed our operations primarily through private and public sales of our equity securities, government grants, and payments from distribution agreements and collaboration partners.

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

The Company has filed a Complaint for Equitable Relief and Application for Preliminary Injunction (the “Complaint”) in the Superior Court of New Jersey, Chancery Division, Bergen County. The Complaint alleges a fundamental pricing flaw in the U.S. Distribution Agreement and that the defendants named therein, NS, have failed to adequately prepare for the commercial launch of the Company’s product Deramiocel in the United States pursuant to the U.S. Distribution Agreement, and have otherwise materially breached the terms of the U.S. Distribution Agreement. In the Complaint, the Company seeks rescission of the U.S. Distribution Agreement, declaratory judgment that the Company has the right to distribute Deramiocel directly or through distributors other than NS, and other equitable remedies

Commercialization and Distribution Agreement (Nippon Shinyaku - Japan)

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

European Region Binding Term Sheet

On September 16, 2024, the Company entered into a binding term sheet with Nippon Shinyaku for the potential commercialization and distribution of Deramiocel for the treatment of DMD in Europe. The term sheet contemplated that the Company would be responsible for development and manufacturing, and Nippon Shinyaku would be responsible for sales and distribution in the European region, subject to execution of a definitive agreement and regulatory approval. As of March 31, 2026, no definitive agreement had been executed and the Company had not recognized any revenue, received any consideration, or recorded any amounts in connection with the term sheet. The term sheet expired in accordance with its terms on April 1, 2026.

Financing Activities by the Company

December 2025 Underwritten Public Offering

On December 5, 2025, the Company entered into an underwriting agreement  with Piper Sandler & Co. and Oppenheimer & Co., Inc. as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to sell and issue, in a public offering an aggregate of 6,000,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 900,000 shares to cover over allotments, at a public offering price of $25.00 per share for total gross proceeds of approximately $172.5 million, before deducting underwriting commissions and other offering expenses payable by the Company. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $10.5 million.

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

Through March 31, 2026, the Company sold an aggregate of 2,682,307 shares of common stock under the September 2025 ATM Program at an average price of approximately $28.89 per share for gross proceeds of approximately $77.5 million. The Company paid approximately $2.4 million of aggregated fees related to this sale. From January 1, 2026 through the date of this filing, no additional shares have been sold under the September 2025 ATM Program.

CIRM Grant Award

On June 16, 2016, Capricor entered into an award agreement with the California Institute for Regenerative Medicine (“CIRM”) for approximately $3.4 million to support, in part, the Company’s Phase I/II HOPE-Duchenne clinical trial of Deramiocel for the treatment of DMD-associated cardiomyopathy. The award was subject to operational milestones, a co-funding requirement, and certain reporting, intellectual property and revenue-sharing obligations under CIRM’s clinical-stage award policies. The Company completed all milestones and close-out activities associated with the award in 2019 and expended all funds received.

The Company accounts for the award as a liability rather than income because the Company had the option to convert the award into a loan. In February 2025, the Company notified CIRM of its election to convert the award into a loan. In April 2026, the Company and CIRM were finalizing documentation for a loan repayment agreement providing for repayment in two tranches: approximately $3.4 million due within three calendar days following execution of the agreement, and approximately $2.9 million due no later than June 12, 2026. As of March 31, 2026, the total repayment amount of approximately $6.3 million, consisting of $3.4 million in principal and $2.9 million in accrued interest, was recorded as a current liability in the condensed consolidated balance sheet.

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

Stock-Based Compensation

Our results include non-cash compensation expense related to stock options and restricted stock awards granted to employees, directors and consultants. The Company has six equity plans; however, it currently issues awards only under the 2020 Equity Incentive Plan, the 2021 Equity Incentive Plan, and the 2025 Equity Incentive Plan. The Company no longer issues awards under the 2006 Stock Option Plan, the 2012 Restated Equity Incentive Plan or the 2012 Non-Employee Director Stock Option Plan.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The ASU is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of March 31, 2026, the fair value of our cash, cash equivalents and marketable securities was approximately $278.6 million. Additionally, as of March 31, 2026, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of bank checking and savings accounts, money market funds and bank money market accounts, commercial papers, corporate bonds, U.S. treasuries and government agency bonds.

The goal of our investment policy is to place our investments with highly rated credit issuers and limit the amount of credit exposure. We seek to improve the safety and likelihood of preservation of our invested funds by limiting default risk and market risk. Our investments may be exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair market value of our investments, if any. We will manage this exposure by performing ongoing evaluations of our investments. Our policy is to mitigate default risk by investing in high credit quality securities, and we currently do not hedge interest rate exposure. Due to the relatively short-term nature of the investments that the

Company holds, we believe that the fair value of our investment portfolio would not be materially impacted by a hypothetical 100 basis point increase or decrease in interest rates.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2026, the Company completed the implementation of Phase 2 of its enterprise resource planning (ERP) system, which expanded system functionality to encompass manufacturing operations, supply chain management, and materials and inventory tracking. Although the Company does not currently carry capitalized inventory, the new system supports these operational and manufacturing processes and the related financial reporting controls. This implementation represents a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with this implementation, the Company, with the assistance of its third-party system implementer, designed and executed controls throughout the system development life cycle, including change management procedures, user acceptance testing, and data migration validation. The Company also established user access controls and segregation of duties within the new system environment. Management believes these controls, taken together, provide a reasonable basis for its assessment of the effectiveness of internal controls over financial reporting as they relate to the new system. As a smaller reporting company, the Company is not required to include an attestation report of its independent registered public accounting firm regarding internal control over financial reporting.

Other than the foregoing, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2026, the Company received certain employment-related claims from former employees. No formal proceedings have been commenced as of the date of this filing. The Company does not believe these matters are material.

On May 7, 2026, Capricor filed a Complaint for Equitable Relief and Application for Preliminary Injunction in the Superior Court of New Jersey, Chancery Division, Bergen County (the “Lawsuit”). The Lawsuit alleges a fundamental pricing flaw in the Commercialization and Distribution Agreement dated January 24, 2022, between the Company and Nippon Shinyaku Co., Ltd. (the “U.S. Distribution Agreement”). The Lawsuit also seeks relief from Nippon Shinyaku Co. Ltd.’s U.S. subsidiary, NS Pharma (collectively “NS”). The Lawsuit alleges that NS have failed to adequately prepare for the commercial launch of the Company’s product Deramiocel in the United States and have otherwise materially breached the terms of the U.S. Distribution Agreement. The Company seeks rescission of the U.S. Distribution Agreement, declaratory judgment that the Company has the right to distribute Deramiocel directly or through distributors other than NS, preliminary injunctive relief, and other equitable remedies.

Item 1A. Risk Factors.

Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026, describes important risk factors that could cause our business, financial condition, results of operations and prospects to differ significantly from those suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or otherwise presented by us from time to time. Other than the addition of, and modifications to the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of the Form 10-K.

Risks Related to Our Business

We may not be successful in our newly filed litigation against NS, and the litigation could result in substantial costs, diversion of resources and harm to our business.

We have filed a Complaint for Equitable Relief and Application for Preliminary Injunction (the “Complaint”) in the Superior Court of New Jersey, Chancery Division, Bergen County. The Complaint alleges that the defendants named therein, NS, have failed to adequately prepare for the commercial launch of the Company’s product Deramiocel in the United States pursuant to the Commercialization and Distribution Agreement dated January 25, 2022, between the Company and NS (the “U.S. Distribution Agreement”), and have otherwise materially breached the terms of the U.S. Distribution Agreement. In the Complaint, the Company seeks rescission of the U.S. Distribution Agreement, declaratory judgment that the Company has the right to distribute Deramiocel directly or through distributors other than NS, and other equitable remedies.

Litigation such as this lawsuit is inherently uncertain, and there can be no assurance that we will prevail in this matter or obtain the remedies we seek. The litigation process may continue for an extended period of time, may be expensive and time-consuming, and may divert the attention and resources of management and other personnel away from our business operations and strategic objectives. In addition, NS may assert counterclaims against us. An adverse outcome in the litigation or in any counterclaims could materially and adversely affect our business, financial condition, results of operations and prospects.

If we are unsuccessful in the litigation, we may be unable to prevent NS from engaging in activities that we believe are harmful to our business. Any unfavorable ruling could adversely affect our competitive position, reduce potential revenues, impair our ability to commercialize our products, or otherwise negatively impact the market price of our common stock.

Regardless of the outcome, litigation may generate negative publicity, create uncertainty among customers, distributors, suppliers or collaboration partners, and adversely affect our ability to enter into strategic transactions or obtain financing on favorable terms.

We have a history of net losses, and we expect losses to continue for the foreseeable future. In addition, a number of factors may cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We have a history of net losses, expect to continue to incur substantial net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approval for any of our product candidates. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. In particular, our expenditures on the commercialization of Deramiocel, if approved, will heavily depend on the outcome of our litigation with NS and, if we are successful in such litigation, whether we commercialize Deramiocel in the United States directly or through one or more distributors. Other factors relating to our business that may contribute to these fluctuations include the following factors:

●	our need for additional capital to fund our trials and development programs;
●	delays in the commencement, enrollment, and timing of clinical testing;
●	the viability of Deramiocel as a potential product candidate and its development through all stages of clinical development;
●	the viability of our exosome technologies as potential product candidates and the advancement of our exosome technologies through all stages of their preclinical and clinical development;
●	any delays in regulatory review and approval of our product candidates in clinical development;
●	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
●	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment to be taken off the market;
●	market acceptance of our product candidates;
●	our ability to establish an effective sales and marketing infrastructure once our products are commercialized, as necessary or to establish partnerships with other companies who have greater sales and marketing capabilities;
●	the ability of the Company, Nippon Shinyaku, or another distribution partner, to successfully market and sell our Deramiocel product if and to the extent it is approved;
●	our ability to establish or maintain collaborations, licensing or other arrangements, including strategic partnerships for Deramiocel outside of DMD and our exosome technologies;

●	our ability and third parties’ abilities to obtain and protect intellectual property rights;
●	competition from existing products or new products that may emerge;
●	guidelines and recommendations of therapies published by various organizations;
●	the ability of patients to obtain coverage of, or sufficient reimbursement for, our product candidates;
●	our ability to maintain adequate insurance policies;
●	our ability to successfully manufacture our product candidates in sufficient quantities and on a timely basis to meet clinical trial and potential commercial demand;
●	our dependency on third parties to formulate and manufacture our product candidates, as necessary;
●	our ability to maintain and staff our current manufacturing facilities;
●	our ability to build or secure new manufacturing facilities, if necessary, and achieve and maintain cGMP and obtain required certifications as required;
●	costs related to and outcomes of potential intellectual property litigation;
●	compliance with obligations under intellectual property licenses with third parties;
●	our ability to implement additional internal systems and infrastructure;
●	our ability to adequately support future growth;
●	if our products are approved for commercial sale, the ability to secure adequate reimbursement levels for our products;
●	our ability to attract and retain key personnel to manage our business effectively; and
●	the ability of members of our senior management to manage our business and operations.

If we achieve our near-term product development milestones, we may not be able to manage any subsequent growth.

Should we achieve our near-term product development milestones, of which no assurance can be given, our long-term viability will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources, especially if we expand our business and operations internationally. The extent of our need to expand our operations, particularly with respect to a commercial sales organization, will heavily depend on the outcome of our litigation with NS and, if we are successful in such litigation, whether we commercialize Deramiocel in the United States directly or through one or more distributors. To manage this growth, we will need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel, including people and companies with expertise in commercialization activities, some of whom may be outside consultants who are not our full-time employees. If we are unable to manage our growth effectively, our business would be harmed.

Risks Related to Clinical and Commercialization Activities

We have no experience commercializing and marketing products, and we may be unable to successfully launch, market and sell our products including Deramiocel.

We currently have no FDA approved products and so do not have experience in the commercialization, marketing, sale or distribution of pharmaceutical products on a commercial scale. As a result, even if we are successful in our litigation against NS, we may encounter significant difficulties or delays in successfully launching and commercializing any product candidates for which we obtain regulatory approval.

To successfully commercialize our products, we must develop and implement sales, marketing, market access, distribution, reimbursement and other commercial capabilities, either alone or in collaboration with third parties. We may be unable to effectively recruit, train and retain qualified personnel, establish appropriate distribution relationships, secure adequate reimbursement from government and private payors, or develop sufficient market acceptance among physicians, patients and healthcare providers. In addition, we may face substantial competition from companies with significantly greater commercial infrastructure, financial resources, marketing capabilities and established relationships with customers and payors.

Even if we are able to successfully establish commercial operations, such efforts may be more costly and time-consuming than we anticipate and may not result in meaningful product sales or profitability. We also may encounter operational, logistical, supply chain, customer support and regulatory compliance challenges associated with commercializing products for the first time. If we are unable to successfully commercialize our products, our ability to generate revenue and achieve profitability would be materially adversely affected.

We may also choose to rely on third parties to perform certain commercialization functions, including sales, marketing, distribution and market access activities. Our dependence on third parties may reduce our control over the commercialization process, and such third parties may fail to devote sufficient resources to the marketing and sale of our products or otherwise fail to perform as expected. Any failure to successfully commercialize our products could materially adversely affect our business, financial condition, results of operations and prospects.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient revenues from sales of drugs to cover our costs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;
●	the potential advantages of the product compared to alternative therapies;
●	the prevalence and severity of any side effects;
●	whether the product is designated under physician and other provider treatment guidelines as a first-, second- or third-line therapy;
●	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration for patients and healthcare practitioners compared to alternative treatments;
●	site-of-care requirements, infusion logistics, and the ability of treatment centers and payors to support administration and access on a timely basis;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	limitations or warnings, including distribution or use restrictions and safety information contained in the product’s approved labeling;
●	the strength of sales, marketing and distribution support;
●	the performance of third-party distributors, if any;
●	changes in the standard of care for the targeted indications for the product; and
●	the availability of coverage by, and the amount of reimbursement from, government payors, managed care plans and other third-party payors.

Risks Related to Our Relationships with Third Parties

We may depend on distributors for the commercial sale of Deramiocel in certain territories, if regulatory approval is obtained.

If we are unsuccessful in our litigation with NS, a substantial portion of our potential revenue for the foreseeable future would depend on milestone, revenue sharing and other payments received from Nippon Shinyaku under our distribution agreements, pursuant to which Nippon Shinyaku has exclusive distribution rights for Deramiocel in the United States and Japan for a significant period of time, with only limited rights of either party to terminate these agreements. In that event, if Nippon Shinyaku failed to successfully commercialize Deramiocel in the United States or Japan, whether due to strategic priorities, financial constraints, insufficient commercial resources, inadequate performance or other factors, our ability to generate revenue from Deramiocel in those territories would be materially limited, which would adversely affect our business, financial condition and results of operations.  Even if we are successful in our litigation with NS, we may ultimately partner with one or more distribution partners for the commercialization of Deramiocel in the United States or other territories, and in that event we would depend upon the performance of those distribution partners.  The failure of any such distribution partner to successfully commercialize Deramiocel could adversely affect our business, financial condition and results of operations.

If we enter into strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

We are actively looking into potential additional strategic partnerships for our product candidates, particularly for Deramiocel in additional territories outside the United States and Japan, and for our exosomes product candidates.  To the extent that we are successful in our litigation against NS, we may also explore strategic partnerships for the commercialization of Deramiocel in the United States. If we do not establish strategic partnerships, we potentially will have to undertake development and commercialization efforts with respect to our product candidates on our own, which would be costly and adversely impact our ability to commercialize any future products or product candidates. If we enter into any strategic partnerships with pharmaceutical, biotechnology or other life science companies, we will be subject to a number of risks, including:

●	we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of product candidates;
●	strategic partners may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;
●	strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;
●	strategic partners may not commit adequate resources to necessary pre-launch activities or the marketing and distribution of any future products, limiting our potential revenues from these products;
●	disputes may arise between us and our strategic partners, such as our litigation with NS, that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
●	strategic partners may experience financial difficulties;
●	strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	business combinations or significant changes in a strategic partner’s business strategy may also adversely affect a strategic partner’s willingness or ability to complete its obligations under any arrangement; and
●	strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of the Company’s securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) (“Rule 10b5-1 Plan”) or any other “non-Rule 10b5-1 trading arrangement”.

We inadvertently omitted the disclosure of a Rule 10b5-1 Plan adopted by Karimah Es Sabar, one of our directors, on December 27, 2025, in Item 9B of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.  The details of this plan are set forth below.

Name	Title	Action	Date Adopted or Terminated	Plan End Date	Aggregate Shares
Karimah Es Sabar	Board of Director	Adoption of Rule 10b5-1 trading plan	12/27/2025	06/01/2026	Up to 122,529 shares

Item 6.  Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2024).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.6	Certificate of Amendment of the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020).

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 13, 2026.

CAPRICOR THERAPEUTICS, INC.

Date: May 13, 2026	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)