Form 10-Q
period 2026-06-30
CAPRICOR THERAPEUTICS, INC.
filed 2026-08-14
CIK 1133869

variable

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 58,138,989 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	regulatory developments involving products and our facilities, including the results of the U.S. Food and Drug Administration’s review of our lead product candidate, Deramiocel (also referred to as CAP-1002);
●	the potential outcome of our litigation against Nippon Shinyaku Co., Ltd (“Nippon Shinyaku”) and NS Pharma, Inc. (collectively, “NS”) with respect to the distribution of Deramiocel;
●	our ability to market and sell any of our products, including our ability to market and sell Deramiocel if we are granted the ability to market and sell Deramiocel ourselves or through distribution channels in the United States other than NS;
●	the results of pending securities litigation claims brought against us;
●	the results of the patent infringement claim brought against us by Mesoblast;
●	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations and other financial obligations;
●	the timing and results of regulatory meetings and inspections, and the ability to obtain regulatory approvals or otherwise bring products to market in both the United States and in countries outside of the United States;
●	the regulatory status of our drug and vaccine candidates, including our ability to obtain and maintain orphan drug, rare pediatric and Regenerative Medicine Advanced Therapy designations for Deramiocel;
●	the development of our drug and vaccine candidates, including when we expect to undertake, initiate and complete clinical trials of our drug and vaccine candidates;
●	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug filings, Clinical Trial Application filings, New Drug Application filings, Biologics License Application, and other regulatory submissions;
●	the impact of any reductions in force or changes in regulatory priorities at the U.S. federal agencies responsible for overseeing our industry;
●	our use of clinical research centers, third-party manufacturers and other contractors;
●	our ability to manufacture and maintain sufficient inventories of our products to meet commercial demand;
●	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;
●	our ability to manufacture products for clinical and commercial use;
●	our ability to procure materials necessary for the manufacture of our product candidates at a cost that is acceptable to us;
●	our ability to protect our patents and other intellectual property;
●	our ability to raise additional financing and the terms of any additional financing;
●	the implementation of our business model and strategic plans for our business, technologies and product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, future reimbursement prices for any commercial products, and capital requirements;
●	the impact of taxes on our business;
●	our ability to compete against other companies and research institutions;
●	our ability to expand our operations internationally;
●	the effect of potential strategic transactions on our business;
●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

●	our ability to attract and retain key personnel; and
●	the volatility of our stock price.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2026
	(unaudited)	December 31, 2025

CURRENT ASSETS
Cash and cash equivalents	$20,935,187	$287,847,312
Marketable securities	216,999,595	30,281,603
Prepaid expenses and other current assets	4,193,195	4,810,841

TOTAL CURRENT ASSETS	242,127,977	322,939,756

PROPERTY AND EQUIPMENT, net	36,346,335	18,312,238

OTHER ASSETS
Lease right-of-use assets, net	88,615,221	13,537,820
Other assets	1,646,302	1,159,480

TOTAL ASSETS	$368,735,835	$355,949,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,079,714	$1,654,754
Accrued expenses	16,391,869	15,557,646
Lease liabilities, current	1,489,838	202,376
CIRM liability, current	—	6,421,984
Deferred revenue, current	12,000,000	12,000,000

TOTAL CURRENT LIABILITIES	32,961,421	35,836,760

LONG-TERM LIABILITIES
Lease liabilities, net of current	89,555,524	14,320,389

TOTAL LONG-TERM LIABILITIES	89,555,524	14,320,389

TOTAL LIABILITIES	122,516,945	50,157,149

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,108,989 and 57,370,909 shares issued and outstanding, respectively	58,109	57,371
Additional paid-in capital	625,877,806	610,330,105
Accumulated other comprehensive income	(163,541)	283,154
Accumulated deficit	(379,553,484)	(304,878,485)

TOTAL STOCKHOLDERS’ EQUITY	246,218,890	305,792,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,735,835	$355,949,294

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

REVENUE
Revenue	$—	$—	$—	$—

TOTAL REVENUE	—	—	—	—

OPERATING EXPENSES
Research and development	28,866,292	22,047,254	56,243,204	40,962,826
General and administrative	14,079,328	5,670,280	23,475,269	11,737,656

TOTAL OPERATING EXPENSES	42,945,620	27,717,534	79,718,473	52,700,482

LOSS FROM OPERATIONS	(42,945,620)	(27,717,534)	(79,718,473)	(52,700,482)

OTHER INCOME (EXPENSE)
Other income (loss)	2,271	14,991	(70,727)	(123,197)
Investment income	2,211,295	1,793,352	5,115,801	2,522,894

TOTAL OTHER INCOME (EXPENSE)	2,213,566	1,808,343	5,045,074	2,399,697

LOSS BEFORE INCOME TAXES	(40,732,054)	(25,909,191)	(74,673,399)	(50,300,785)
(Provision for) benefit from income taxes	(1,600)	(1,600)	(1,600)	(1,600)

NET LOSS	$(40,733,654)	$(25,910,791)	$(74,674,999)	$(50,302,385)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	90,186	(424,353)	(446,695)	360,619

COMPREHENSIVE LOSS	$(40,643,468)	$(26,335,144)	$(75,121,694)	$(49,941,766)

Net loss per share, basic and diluted	$(0.70)	$(0.57)	$(1.29)	$(1.10)
Weighted average number of shares, basic and diluted	57,926,347	45,709,071	57,681,666	45,673,075

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY

Balance at December 31, 2025	57,370,909	$57,371	$610,330,105	$283,154	$(304,878,485)	$305,792,145

Stock-based compensation	—	—	5,918,055	—	—	5,918,055

Stock options exercised	293,764	294	1,470,365	—	—	1,470,659

Unrealized loss on marketable securities	—	—	—	(536,881)	—	(536,881)

Net loss					(33,941,345)	(33,941,345)

Balance at March 31, 2026	57,664,673	$57,665	$617,718,525	$(253,727)	$(338,819,830)	$278,702,633

Stock-based compensation	—	—	6,062,925	—	—	6,062,925

Stock options exercised	444,316	444	2,096,356	—	—	2,096,800

Unrealized gain on marketable securities	—	—	—	90,186	—	90,186

Net loss	—	—	—	—	(40,733,654)	(40,733,654)

Balance at June 30, 2026	58,108,989	$58,109	$625,877,806	$(163,541)	$(379,553,484)	$246,218,890

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2024	45,582,288	$45,582	$344,224,338	$1,026,955	$(199,834,539)	$145,462,336

Exercise of common warrants	699	1	3,983	—	—	3,984

Stock-based compensation	—	—	5,481,938	—	—	5,481,938

Vesting of restricted stock awards	17,210	17	257,444	—	—	257,461

Stock options exercised	76,690	77	46,293	—	—	46,370

Unrealized gain on marketable securities	—	—	—	784,972	—	784,972

Net loss	—	—	—	—	(24,391,594)	(24,391,594)

Balance at March 31, 2025	45,676,887	$45,677	$350,013,996	$1,811,927	$(224,226,133)	$127,645,467

Stock-based compensation	—	—	3,647,153	—	—	3,647,153

Stock options exercised	35,088	35	19,545	—	—	19,580

Unrealized loss on marketable securities	—	—	—	(424,353)	—	(424,353)

Net loss	—	—	—	—	(25,910,791)	(25,910,791)

Balance at June 30, 2025	45,711,975	$45,712	$353,680,694	$1,387,574	$(250,136,924)	$104,977,056

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(74,674,999)	$(50,302,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,096,515	891,728
Stock-based compensation	11,980,980	9,129,091
Restricted stock awards granted	—	257,461
Amortization/accretion of note premiums/discounts	(1,251,693)	—
Changes in lease liabilities	2,183,892	(33,688)
Other	1,009	150,673
Changes in operating assets and liabilities:
Receivables	—	10,308,980
Prepaid expenses and other assets	1,061,603	198,243
Accounts payable and accrued expenses	(1,137,385)	2,844,166
Net cash used in operating activities	(60,740,078)	(26,555,731)

Cash flows from investing activities:
Purchase of marketable securities	(250,842,220)	(78,177,790)
Proceeds from sales and maturities of marketable securities	63,998,448	119,207,807
Purchases of property and equipment	(9,184,644)	(1,183,745)
Proceeds from sales of property and equipment	92,543	—
Payments for leasehold improvements	(928,452)	(375,008)
Payments for construction in progress	(6,535,319)	(1,031,264)
Net cash provided by (used in) investing activities	(203,399,644)	38,440,000

Cash flows from financing activities:
Payments made for CIRM liability	(6,339,862)	—
Proceeds from exercise of stock options	3,567,459	69,934
Net cash provided by (used in) financing activities	(2,772,403)	69,934

Net increase (decrease) in cash and cash equivalents	(266,912,125)	11,954,203

Cash and cash equivalents balance at beginning of period	287,847,312	11,286,996

Cash and cash equivalents balance at end of period	$20,935,187	$23,241,199

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$1,600	$1,600
Initial recognition of right-of-use asset	$76,250,064	$—

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, (i) receivables, previously presented as a separate line item in the consolidated balance sheets, are now included in prepaid expenses and other current assets; (ii) loss on disposal of fixed assets, previously presented as a separate line item in the consolidated statements of operations and comprehensive loss and consolidated statements of cash flows, is now included in other income (loss) and other operating activities, respectively; and (iii) provision for income taxes, previously included in general and administrative expenses, is now presented separately in the consolidated statements of operations and comprehensive loss. These reclassifications had no effect on previously reported total assets, total stockholders’ equity, net loss, or net cash used in operating activities.

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

Leases

The Company accounts for its leases in accordance with ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset (“ROU asset”) and a lease liability. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on present value of fixed lease payments over the lease term. Variable payments that do not depend on a rate or index, which usually represent operating expenses associated with the Company’s operating leases, are not included in the lease liability and are recognized as they are incurred.

At the inception of an arrangement, the Company evaluates the specific facts and circumstances to determine whether the arrangement constitutes or contains a lease. Leases are classified as either finance or operating leases. The Company’s leases are primarily operating leases. The Company elects the short-term lease exemption for leases with a term of twelve months or less.

The Company uses its incremental borrowing rate to measure lease liabilities when the implicit rate is not readily determinable. The Company determines its incremental borrowing rate based on the rate of interest it would have to pay on a collateralized basis to borrow, over a similar term and in a similar economic environment, an amount equal to the lease payments.

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

The following table summarizes the fair value measurements by level at June 30, 2026 and December 31, 2025 for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$18,016,132	$—	$—	$18,016,132
Marketable securities
U.S. treasuries	84,554,705	—	—	84,554,705
U.S. government agencies	—	43,313,163	—	43,313,163
Corporate bonds	—	39,817,342	—	39,817,342
Commercial papers	—	49,314,385	—	49,314,385
Total financial assets	$102,570,837	$132,444,890	$—	$235,015,727

	December 31, 2025
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$12,907,814	$—	$—	$12,907,814
Marketable securities
U.S. treasuries	30,281,603	—	—	30,281,603
Total financial assets	$43,189,417	$—	$—	$43,189,417

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

3.            CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s cash, cash equivalents and marketable securities as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and money market funds	$20,935,187	$—	$—	$20,935,187
U.S. treasuries	84,610,409	—	(55,704)	84,554,705
U.S. government agencies	43,365,916	—	(52,753)	43,313,163
Corporate bonds	39,896,893	—	(79,551)	39,817,342
Commercial papers	49,397,303	—	(82,918)	49,314,385
Total cash, cash equivalents and marketable securities	$238,205,708	$—	$(270,926)	$237,934,782

Classified as:
Cash and cash equivalents				$20,935,187
Short-term marketable securities				216,999,595
Long-term marketable securities				—
Total cash, cash equivalents and marketable securities				$237,934,782

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and money market funds	$287,847,312	$—	$—	$287,847,312
U.S. treasuries	29,998,449	283,154	—	30,281,603
Total cash, cash equivalents and marketable securities	$317,845,761	$283,154	$—	$318,128,915

Classified as:
Cash and cash equivalents				$287,847,312
Short-term investments				30,281,603
Long-term investments				—
Total cash, cash equivalents and marketable securities				$318,128,915

The contractual maturities of the Company's available-for-sale securities at June 30, 2026 did not exceed two years.

The Company does not intend to sell these investments for the purpose of realizing losses; however, the securities are classified as available-for-sale and may be sold in response to changes in market interest rates, liquidity needs, or other factors. The Company believes it is more likely than not that it will not be required to sell the investments before recovery of their amortized cost basis. Accordingly, the Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of June 30, 2026.

4.            RECEIVABLES AND OTHER CURRENT ASSETS

Receivables

As of June 30, 2026, the Company has no receivables. As of December 31, 2025, receivables primarily consisted of $59,167 related to funds due from the Employee Retention Credit.

Cloud Computing Arrangements

The Company’s CCAs primarily relate to its enterprise resource planning system and has an estimated useful life of seven years. As of June 30, 2026 and December 31, 2025, capitalized implementation costs totaled approximately $1.6 million and $1.1 million, with $96,852 and $20,800 of accumulated amortization recognized, respectively. Amortization expense totaled $64,469 and $76,052 for the three and six months ended June 30, 2026, respectively, and there was no amortization expense for the three and six months ended June 30, 2025.

5.            PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
Furniture and fixtures	$189,821	$189,821
Laboratory equipment	8,546,586	8,056,063
IT equipment	1,056,306	318,858
Manufacturing equipment	8,609,502	675,741
Leasehold improvements	3,713,847	2,785,395
Construction in progress	20,377,688	11,436,953
	42,493,750	23,462,831
Less accumulated depreciation	(6,147,415)	(5,150,593)
Property and equipment, net	$36,346,335	$18,312,238

Depreciation was $561,845 and $486,278 for the three months ended June 30, 2026 and 2025, respectively, and $1,096,515 and $891,728 for the six months ended June 30, 2026 and 2025. No impairment related to long-lived assets was recorded for the three and six months ended June 30, 2026 and 2025.

6.            LEASES

Long-Term Operating Leases

San Diego, California

Capricor leases 34,348 square feet of laboratory, manufacturing, and office space located at 10865 Road to the Cure, San Diego, California for our corporate headquarters from Altman Investment Co., LLC (the “Altman Lease”). The lease agreement commenced on October 1, 2021 for an initial lease term of five years. On February 26, 2025, the Company entered into a fourth lease amendment, where the rent is subject to a 3.0% annual rent increase commencing October 1, 2026 plus certain operating expenses and taxes. The fourth lease amendment extends the lease term to September 30, 2033, with an option to renew for an additional term of five years. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in right-of-use assets and liabilities as of June 30, 2026. The Fourth Amendment commenced on July 1, 2025, which resulted in an increase of approximately $13.5 million in operating lease liabilities and $13.4 million in right-of-use assets. The Altman Lease, as amended, provides for a tenant improvement allowance from the landlord for a total of $1.3 million to be received in 2026. The Company has thus remeasured its lease liability and right-of-use assets to reflect such allowance.

On May 14, 2026, the Company entered into a License Agreement with ARE-SD Region No. 39 Owner, LLC (the "Landlord") commencing May 15, 2026, granting the Company temporary occupancy of a building containing approximately 171,000 rentable square feet located at 9625 Towne Centre Drive, San Diego, California (the "Towne Centre Premises") while the parties negotiated a formal lease for the same premises. No license fee is payable unless commencement of the formal lease has not occurred by August 30, 2026, in which case the Company would owe approximately $565,000 per month in license fees, operating expenses and administrative rent beginning September 1, 2026.

On July 9, 2026, the Company entered into a Lease Agreement (the "ARE Lease") with the Landlord for the Towne Centre Premises, which will serve as the Company's new corporate headquarters and will include expanded manufacturing cleanrooms, research and development laboratory space, administrative offices and other related uses. The contractual term is estimated to commence on the earlier of (i) the date on which the Company's lease contingency related to FDA approval is satisfied or waived or (ii) December 31, 2026, with rent commencing twelve months thereafter, and will end 138 months from the first day of the first full month following the rent commencement date. The ARE Lease provides the Company with two consecutive options to extend the term for five years each (each, an “Extension Right”). The initial monthly base rent is $5.60 per rentable square foot, or approximately $958,000 per month, subject to annual increases of 3.0%. The Company will receive an 18-month full abatement of base rent beginning on the rent commencement date, followed by an additional six-month period during which base rent will be payable on only 128,068 rentable square feet, after which base rent will be payable on the entire premises. The Landlord will provide a tenant improvement allowance in the maximum amount of $185 per rentable square foot, or approximately $31.6 million in the aggregate (the “Total TI Allowance”), and the Company will provide a security deposit of approximately $958,000 in cash or in the form of a letter of credit. The Company is also responsible for real property taxes, building insurance, routine maintenance and operating costs, which are variable in nature and are recognized as expense when incurred. The Company is also responsible for administrative rent equal to 1% of base rent. If the Company does not receive FDA approval of Deramiocel for the treatment of DMD on terms and conditions acceptable to the Company in its sole discretion on or before December 31, 2026, either party may terminate the ARE Lease by delivering written notice to the other party within five business days following such date.

Because the Towne Centre Premises were made available for the Company's use on May 21, 2026 and the Company subsequently executed the ARE Lease for the same premises, the Company concluded that the arrangement commenced for accounting purposes on May 21, 2026, and that the License Agreement and ARE Lease represent a single lease arrangement for the same underlying asset. The determination that the arrangement commenced prior to execution of the ARE Lease required significant judgment. Execution of the ARE Lease provided evidence of conditions that existed as of the commencement date and has therefore been reflected in the measurement of the right-of-use asset and lease liability as of June 30, 2026. The Company classified the arrangement as an operating lease and recognized a right-of-use asset of approximately $76.3 million and a corresponding operating lease liability of approximately $75.5 million as of June 30, 2026, measured as the present value of the remaining lease payments, giving effect to the base rent abatement periods described above, using an incremental borrowing rate of approximately 7.7%. The Company determines its incremental borrowing rate based on the rate of interest it would have to pay on a collateralized basis to borrow, over a similar term and in a similar economic environment, an amount equal to the lease payments. In determining the rate applied to this arrangement, the Company considered market yield data for secured borrowings of entities with a comparable credit profile, adjusted for the length of the lease term, the collateralized nature of the obligation and the economic environment in which the Towne Centre Premises are located. In measuring the right-of-use asset and lease liability, the Company estimated the contractual commencement date of the ARE Lease to be August 22, 2026, the Prescription Drug User Fee Act (“PDUFA”) target action date for Deramiocel, representing management’s best estimate of the date on which the FDA approval contingency will be resolved, and the resulting rent commencement date to be August 22, 2027. As the Company is not reasonably certain of exercising the Extension Rights described above, the related periods have been excluded from the lease term used in this measurement. In determining the lease term, the Company evaluated the right of either party to terminate the ARE Lease if FDA approval of Deramiocel is not received by December 31, 2026. That right becomes exercisable only upon the occurrence of a future event that is outside the control of both the Company and the Landlord, and is not an option that either party may exercise at will; accordingly, the Company concluded that the enforceable period of the arrangement is not limited by that right. If the contingency is not resolved by December 31, 2026, or if either party exercises the termination right, the Company would reassess the lease term and remeasure or derecognize the right-of-use asset and lease liability in the period in which that event occurs. The Company elected the practical expedient not to separate lease and non-lease components. Administrative rent, which is fixed at 1% of base rent, is included in the measurement of the right-of-use asset and lease liability; real property taxes, insurance, and maintenance costs are variable in nature and are excluded from such measurement.

The Company is constructing certain leasehold improvements under the ARE Lease, a portion of which will be reimbursed through the Total TI Allowance. The improvements become the property of the landlord upon installation and may not be removed by the Company upon lease termination; accordingly, the allowance is not accounted for as a lease incentive under ASC 842. Amounts funded by the Landlord under the Total TI Allowance are accounted for as assets of the Landlord, and no portion of the Total TI Allowance has been recognized as a reduction of the right-of-use asset or as leasehold improvements of the Company as of June 30, 2026. Costs incurred by the Company in excess of the Total TI Allowance are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term. If the ARE Lease does not commence, the Company would be required to repay allowance amounts previously received, other than with respect to improvements the Landlord elects to retain, and to remove the improvements and restore the premises. As of June 30, 2026, no amounts had been received under the Total TI Allowance and, accordingly, no repayment obligation existed and no related contingent liability has been recognized.

Los Angeles, California

Capricor leases 1,892 square feet of laboratory, manufacturing and office facilities in Los Angeles, California from CSMC, pursuant to a lease entered into in 2014. Capricor subsequently entered into several amendments modifying certain terms of the lease. We entered into an amendment effective August 1, 2024, extending the lease term through July 31, 2026, with monthly lease payment of $11,028. The lease expired on July 31, 2026, and the Company vacated the premises upon expiration.

The long-term real estate operating leases are included in lease right-of-use assets, net on the Company’s consolidated balance sheet, which totaled $88.6 million and $13.5 million as of June 30, 2026 and December 31, 2025, respectively, and represent the Company’s right-of-use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in lease liabilities, current and lease liabilities, net of current on the Company’s consolidated balance sheets.

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of June 30, 2026:

2026 (remainder)	$1,229,518
2027	2,526,801
2028	2,598,524
2029	10,431,873
2030	15,066,155
Thereafter	124,210,752
Total minimum lease payments	156,063,623
Less: imputed interest	(65,018,261)
Total operating lease liabilities	$91,045,362
Included in the consolidated balance sheet:
Current portion of lease liabilities	$1,489,838
Lease liabilities, net of current	89,555,524
Total operating lease liabilities	$91,045,362

Other Information:
Weighted average remaining lease term	11.8 years
Weighted average discount rate	7.5%

The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842, excluding short-term leases, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease costs	$1,507,282	$210,357	$2,113,241	$420,714
Variable lease costs	358,088	111,378	662,712	219,503
Lease payments	614,675	227,201	1,229,350	454,403

Short-Term Operating Leases

The Company has several short-term lease arrangements for laboratory, manufacturing, and office space in Beverly Hills, Vista, and San Diego, California, all of which terminated during the first half of 2026. Short-term operating lease cost for the three months ended June 30, 2026 and 2025 were $211,181 and $353,298, respectively, and $497,475 and $722,476 for the six months ended June 30, 2026 and 2025.

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

Commercialization and Distribution Agreement (Nippon Shinyaku - United States)

On January 24, 2022, Capricor entered into a Commercialization and Distribution Agreement (the “U.S. Distribution Agreement”) with Nippon Shinyaku, a Japanese corporation and related party (see Note 8 – “Related Party Transactions”). Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of Deramiocel for the treatment of DMD.

On May 7, 2026, Capricor announced that it has filed a Motion for Preliminary Injunction and Complaint for Equitable Relief (the “Complaint”) in the Superior Court of New Jersey (see Note 15 – “Commitments and Contingencies”).

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

The Company has evaluated the Japan Distribution Agreement in accordance with ASC 606, Revenue for Contracts from Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s consolidated balance sheets as of June 30, 2026.

European Region Binding Term Sheet

On September 16, 2024, the Company entered into a binding term sheet with Nippon Shinyaku for the potential commercialization and distribution of Deramiocel for the treatment of DMD in Europe. The term sheet contemplated that the Company would be responsible for development and manufacturing, and Nippon Shinyaku would be responsible for sales and distribution in the European region, subject to execution of a definitive agreement and regulatory approval. As of June 30, 2026, no definitive agreement had been executed and the Company had not recognized any revenue, received any consideration, or recorded any amounts in connection with the term sheet.

The amended term sheet with Nippon Shinyaku with respect to the treatment of DMD in Europe expired on April 1, 2026, and was not further extended.

Summary of Collaboration Revenue

In total, for the three and six months ended June 30, 2026 and 2025, the Company did not recognize any revenue from its collaboration and distribution agreements with Nippon Shinyaku, and has no accounts receivable related to such agreements as of June 30, 2026 or December 31, 2025.

As of June 30, 2026 and December 31, 2025, the Company had no deferred revenue related to the U.S. Distribution Agreement. The Company recorded $12.0 million of deferred revenue related to the Japan Distribution Agreement, which represents the upfront payment received for which no performance obligation had been satisfied as of June 30, 2026 or December 31, 2025.

8.            RELATED PARTY TRANSACTIONS

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement is terminable upon 30 days’ notice. For the three and six months ended June 30, 2026 and 2025, the Company incurred consulting fees of $30,000 and $60,000, respectively, under this consulting arrangement. As of June 30, 2026 and December 31, 2025, $60,000 and $10,000 were recorded in accounts payable related to this Consulting Agreement, respectively.

Commercialization and Distribution Agreements

As noted above, Capricor is party to two commercialization and distribution agreements with Nippon Shinyaku, which holds more than 5% of the outstanding capital stock of Capricor Therapeutics (see Note 7 – “Collaborations, Licenses and Revenue”). There were no outstanding receivables or payables as of June 30, 2026 or December 31, 2025.

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

The Company accounts for the award as a liability rather than income because the Company had the option to convert the award into a loan. In February 2025, the Company notified CIRM of its election to convert the award into a loan. In May 2026, the Company entered into a loan repayment agreement with CIRM providing for repayment in two installments. As of June 30, 2026, the Company had fully repaid approximately $6.3 million, consisting of approximately $3.4 million of principal and approximately $2.9 million of accrued interest, satisfying its repayment obligation under the award.

10.            ACCRUED EXPENSES AND CLINICAL TRIAL ACCRUALS

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Accrued clinical expenses	$2,249,836	$2,689,764
Accrued payroll and related costs	5,849,913	6,710,578
Accrued construction in progress costs	2,424,146	3,011,034
Other accrued expenses	5,867,974	3,146,270
Total accrued expenses	$16,391,869	$15,557,646

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

Warrants

The following table summarizes all warrant activity for the six months ended June 30, 2026:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2025	3,345,922	$5.70
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2026	3,345,922	$5.70

The warrants outstanding at June 30, 2026 expire on October 3, 2030.

Stock Awards

The Company maintains several equity incentive plans. The Company currently grants stock options and restricted stock awards only under the 2020 Equity Incentive Plan, the 2021 Equity Incentive Plan, and the 2025 Equity Incentive Plan (the “2025 Plan”). No new awards are granted under the Company’s prior equity plans.

In May 2025, the Company’s stockholders approved the 2025 Plan, which authorized 3,500,000 shares of common stock for future awards. The 2025 Plan provides for an annual automatic increase in the number of shares available for issuance on January 1 of each year through 2035, equal to 5% of the Company’s outstanding shares of common stock as of the last day of the preceding fiscal year. Accordingly, on January 1, 2026, 2,868,420 shares were added to the 2025 Plan. Following approval of the 2025 Plan, no further automatic share increases will be made to the 2021 Equity Incentive Plan. As of June 30, 2026, 4,470,487 shares remained available for issuance under the Company’s equity incentive plans.

The plans are administered by the Board and its compensation committee, which determine the recipients, award types, number of shares, exercise price and vesting terms. Stock options are granted at an exercise price not less than the closing price of the Company’s common stock on the grant date, generally vest over one to four years, and have a maximum term of ten years.

Stock Option Awards

The estimated weighted average fair value of the options granted during the three months ended June 30, 2026 and 2025 were approximately $27.43 and $10.59 per share, respectively. The estimated weighted average fair value of the options granted during the six months ended June 30, 2026 and 2025 were approximately $22.19 and $12.33 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Expected volatility	125 - 197%	112 - 115%
Expected term	1 - 6 years	5 - 6 years
Dividend yield	0%	0%
Risk-free interest rates	3.5 - 4.3%	3.9 - 4.5%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
General and administrative	$2,802,251	$1,716,687	$5,594,125	$4,717,501
Research and development	3,260,674	1,930,466	6,386,855	4,669,051
Total	$6,062,925	$3,647,153	$11,980,980	$9,386,552

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

As of June 30, 2026, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $65.7 million, which is expected to be recognized over a weighted average period of approximately 2.3 years. As of June 30, 2026, the Company had approximately $5.7 million of total unrecognized stock-based compensation expense related to performance-based options subject to the achievement of certain performance conditions over a one-year performance period. Compensation cost associated with these awards will be recognized only if and when the applicable performance conditions are determined to be probable of achievement. As of June 30, 2026, the Company concluded that achievement of the performance conditions was not considered probable, and accordingly, no stock-based compensation expense related to these awards has been recognized.

The following is a schedule summarizing employee and non-employee stock option activity for the six months ended June 30, 2026:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2025	12,313,107	$6.27
Granted	2,200,200	25.72
Exercised	(738,080)	4.83	$18,652,838
Expired/Cancelled	(180,985)	20.51
Outstanding at June 30, 2026	13,594,242	$9.30	$204,403,756
Exercisable at June 30, 2026	8,776,065	$5.35	$164,472,428

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

The following table summarizes the activity of the Company’s RSUs for the six months ended June 30, 2026:

Weighted Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2025	—	$—
Granted	15,000	24.81
Vested	—	—
Expired/Cancelled	—	—
Outstanding at June 30, 2026	15,000	$24.81

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

Through December 31, 2025, the Company sold an aggregate of 2,682,307 shares of common stock under the September 2025 ATM Program at an average price of approximately $28.89 per share for gross proceeds of approximately $77.5 million. The Company paid approximately $2.4 million of aggregated fees related to these sales. From January 1, 2026 through the date of this filing, no additional shares have been sold under the September 2025 ATM Program.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $40.6 million and $26.3 million for the three months ended June 30, 2026 and 2025, respectively, and $75.1 and $49.9 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended June 30, 2026 and 2025, the Company’s other comprehensive income (loss) was $90,186 and ($424,353), respectively, and ($446,695) and $360,619 for the six months ended June 30, 2026 and 2025, respectively.

The following summarizes the changes in accumulated other comprehensive loss:

	Net Unrealized Gains/(Losses)
	Available-For-Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Outstanding at December 31, 2025	$283,154	$283,154
Other comprehensive loss	(446,695)	(446,695)
Outstanding at June 30, 2026	$(163,541)	$(163,541)

Net Loss and Net Loss Per Share

For the six months ended June 30, 2026 and 2025, warrants and options to purchase 16,940,164 and 17,704,007 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for three and six months ended June 30, 2026 and 2025.

13.            INCOME TAXES

The Company recorded an income tax expense of $1,600 for three and six months ended June 30, 2026 and 2025, respectively.

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

In evaluating the realizability of its deferred tax assets, the Company considers both positive and negative evidence, including cumulative losses in recent periods and the lack of sufficient objectively verifiable future taxable income. Based on this evaluation, the Company concluded that it is more likely than not that its deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded as of June 30, 2026 and December 31, 2025.

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

15.            COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On July 17, 2025, a putative securities class action was filed in the Southern District of California, naming Capricor Therapeutics, Inc. and the Chief Executive Officer of the Company. The action alleges certain violations of the U.S. federal securities laws and seeks unspecified damages.

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

On May 7, 2026, Capricor announced that it had filed a Motion for Preliminary Injunction and Complaint in the Superior Court of New Jersey. The Complaint alleges a fundamental pricing flaw in the U.S. Distribution Agreement and that the defendants named therein, NS, have failed to adequately prepare for the commercial launch of the Company’s product Deramiocel in the United States pursuant to the U.S. Distribution Agreement, and have otherwise materially breached the terms of the U.S. Distribution Agreement. In the Complaint, the Company seeks rescission of the U.S. Distribution Agreement, declaratory judgment that the Company has the right to distribute Deramiocel directly or through distributors other than NS, and other equitable remedies. The state court was scheduled to hear Capricor's motion for preliminary injunction on August 10, 2026, ahead of the current PDUFA action date. Capricor withdrew the motion, without prejudice, having determined that resolving this contractual dispute in arbitration following the FDA's decision would give the parties a more complete regulatory record to work from.

On May 20, 2026, Capricor received a shareholder litigation demand from Jennifer Godin, a beneficial owner of Capricor common stock, to take action to remedy breaches of fiduciary duties and other violations of law. No settlement amount has been requested yet.

On July 16, 2026, Mesoblast International Sàrl has filed a patent infringement and declaratory judgment action in the District of Delaware against Capricor, alleging unauthorized manufacture, use, sale, and importation of the cardiosphere-derived cell product Deramiocel for the treatment of DMD. The complaint asserts infringement of three patents relating to mesenchymal stem cell compositions, preparations, and methods. Mesoblast alleges direct, induced, and contributory infringement and seeks injunctive relief, damages, attorneys' fees and a declaratory judgment of infringement.

On July 30, 2026, Darren Ngasseu Nkamga, individually and on behalf of all others similarly situated, filed a class action for securities against Capricor Therapeutics Inc. and certain officers of the Company, alleging that defendants had made materially false and/or misleading statement regarding Capricor Therapeutics Inc.'s business, operations and prospects.

On August 7, 2026, a derivative action was filed in the Southern District of California naming each of the Directors on the Board of Capricor Therapeutics, Inc. and certain officers of the Company. The action alleges, among other things, breaches of fiduciary duties and seeks unspecified damages and certain declaratory relief.

In 2026, the Company received certain employment-related claims from former employees.

In addition, from time to time, the Company may become involved in various other legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of June 30, 2026.

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

Additionally, the Company is a party to various agreements with contract research, manufacturing, commercialization and other organizations that generally provide for termination upon notice, subject to certain time periods, with the exact amounts owed in the event of termination to be based on the timing of termination and the terms of the agreement.

Employee Severances

The Board from time to time may approve severance packages for specific full-time employees based on their length of service and position ranging up to twelve months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of June 30, 2026.

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

The following table represents consolidated net loss summarized by the significant segment expenses regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total revenue	$—	$—	$—	$—

Research and development expense:
Compensation and benefits	9,577,971	7,510,545	17,549,787	12,920,970
Duchenne muscular dystrophy program (Deramiocel)	13,053,071	9,838,927	26,085,238	17,544,121
Exosomes platform research	523,529	1,164,133	1,332,824	2,685,067
Other R&D segment expenses (1)	2,155,161	1,369,691	4,311,299	2,695,162
Total research and development expense, excluding non-cash expense	25,309,732	19,883,296	49,279,148	35,845,320
Stock-based compensation expense	3,260,674	1,930,467	6,386,855	4,669,051
Depreciation and amortization	295,886	233,491	577,201	448,455
Total research and development expense	28,866,292	22,047,254	56,243,204	40,962,826

General and administrative expense:
Compensation and benefits	3,140,431	2,139,615	5,375,379	3,640,458
Other G&A segment expenses (2)	7,870,353	1,561,190	11,986,117	2,936,424
Total general and administrative expense, excluding non-cash expense	11,010,784	3,700,805	17,361,496	6,576,882
Stock-based compensation expense	2,802,251	1,716,687	5,594,125	4,717,501
Depreciation and amortization	266,293	252,788	519,648	443,273
Total general and administrative expense	14,079,328	5,670,280	23,475,269	11,737,656

Operating loss	(42,945,620)	(27,717,534)	(79,718,473)	(52,700,482)

Investment income	2,211,295	1,793,352	5,115,801	2,522,894
Interest expense	—	—	—	—
Other income (expense)	2,271	14,991	(70,727)	(123,197)
Total non-operating income, net	2,213,566	1,808,343	5,045,074	2,399,697

Loss before income taxes	(40,732,054)	(25,909,191)	(74,673,399)	(50,300,785)
(Provision for) benefit from income taxes	(1,600)	(1,600)	(1,600)	(1,600)

Net loss	$(40,733,654)	$(25,910,791)	$(74,674,999)	$(50,302,385)

(1)	Other R&D segment expenses primarily include other pipeline development costs, and other facility costs.
(2)	Other G&A segment expenses primarily include accounting, legal and other professional fees, consulting expenses, pre-commercial initiatives, business insurance, employee travel, and other facility and information technology costs.

The asset information provided to the CODM for the single operating segment is consistent with the amounts reported in the consolidated balance sheets.

17.            SUBSEQUENT EVENTS

Long-Term Operating Lease

In July 2026, the Company entered into a new lease with ARE-SD Region No. 39 Owner, LLC for its corporate headquarters (see Note 6 – “Leases”).

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

Company Overview

Capricor Therapeutics, Inc. is a biotechnology company focused on the development and potential commercialization of cell and exosome-based therapeutics for the treatment of Duchenne muscular dystrophy (“DMD”), a rare genetic disorder characterized by progressive muscle degeneration and premature death, as well as other diseases with significant unmet medical need. Since our inception, we have devoted substantial resources to the development of our lead product candidate, Deramiocel, a cell therapy aimed to treat the skeletal and cardiac muscle complications associated with DMD, as well as to advancing our exosome-based platform technologies, developing manufacturing capabilities and supporting our research and development activities. Our Biologics License Application (“BLA”) for Deramiocel for the treatment of DMD is currently under review by the U.S. Food and Drug Administration (“FDA”), with a current Prescription Drug User Fee Act (“PDUFA”) target action date of August 22, 2026, for potential approval in the United States. We currently have no products approved for commercial sale. Our ability to generate product revenue and achieve profitability will depend on the successful development, regulatory approval and commercialization of Deramiocel and any other product candidates we may develop.

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

Our clinical development program for Deramiocel has focused on adolescents and young adults with DMD, including many patients who are non-ambulatory and experiencing progressive skeletal and cardiac muscle decline. Capricor has administered approximately 1,300 intravenous infusions across our clinical program to over 200 patients with DMD in three separate clinical trials. We believe therapies that address inflammatory and fibrotic processes contributing to muscle degeneration may provide potential benefit across a broad population of individuals with DMD.

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

We have conducted a comprehensive clinical development program evaluating Deramiocel in patients with DMD, including randomized controlled trials and long-term follow-up studies designed to assess safety and efficacy across multiple measures of disease progression. These studies include the Phase 3 HOPE-3 trial, the Phase 2 HOPE-2 trial and each of their ongoing open-label extension studies, and the earlier Phase I/II HOPE-Duchenne clinical trial.

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

HOPE-3 Phase 3 Peer-Review Publication; Update to Statistical Model for LVEF: In July 2026, results from the HOPE-3 trial were published in The Lancet following independent peer review. As part of our dialogue with the FDA regarding the HOPE-3 data, and in connection with the peer review process with The Lancet, the Company identified an update to the statistical model used in its analysis of left ventricular ejection fraction (“LVEF”), the key secondary endpoint of the study. Under the revised model, LVEF yields a p=0.09 (1.8 percentage point treatment difference), compared to p=0.04 previously reported (2.4 percentage point treatment difference). In the pre-specified cardiomyopathy subgroup, the result is nominally significant at p=0.02 (2.8 percentage point treatment difference). Because the LVEF result did not meet the pre-specified significance threshold, endpoints tested subsequently in the pre-specified hierarchical testing sequence are no longer considered to be controlled for Type I error, and results for those endpoints are reported as nominal. The primary endpoint of HOPE-3 which addresses the skeletal muscle results was unaffected with Deramiocel demonstrating a statistically significant slowing of upper limb disease progression as measured by the Performance of the Upper Limb 2.0 scale (“PUL 2.0”) compared to placebo, with a least squares mean difference of 4.55 percentage points in favor of Deramiocel p=0.029, corresponding to a difference of approximately 1.2 point absolute change in total PUL 2.0.

Bioresearch Monitoring Inspection: In July 2026, the FDA conducted a Bioresearch Monitoring (“BIMO”) inspection in connection with its review of the BLA. At the conclusion of the inspection, the FDA issued a Form 483, Notice of Inspectional Observations, citing one observation relating primarily to the Company's standard operating procedures, documentation practices, vendor oversight, and audit report timeliness in connection with the conduct of the HOPE-3 clinical trial. The Company does not believe the observation affects the integrity or reliability of the HOPE-3 data, however, we can provide no assurance as to how the FDA will evaluate our response to the 483 or whether the observations will affect the timing or outcome of the FDA’s review of the BLA. At this time, the Company has submitted its response to the FDA and is awaiting further feedback.

Advisory Committee Meeting: On July 29, 2026, the Cellular, Tissue and Gene Therapies Advisory Committee voted 3 in favor and 9 against on whether available evidence provides substantial evidence of effectiveness of Deramiocel for the treatment of cardiomyopathy in patients with DMD. The Committee was not asked to vote on the HOPE-3 primary endpoint or on overall benefit-risk, and in a separate discussion of upper limb function its feedback was directionally supportive of the HOPE-3 clinical evidence. The Advisory Committee’s recommendation is advisory only and is not binding on the FDA.

Next Steps: The current PDUFA target action date of August 22, 2026 remains in effect, and we are continuing to engage with the FDA in connection with its review of the BLA. At this time, we plan to submit an amendment to our BLA that includes the 24-month open-label extension data from our HOPE-3 study, along with additional analyses of the existing data package, in order to support a refined indication focused on the primary endpoint. FDA has indicated it is willing to review this amendment and, upon receipt, to extend the PDUFA action date accordingly. We are finalizing the timing of that submission and will provide further updates when available.

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

Exosome Platform: Engineered Exosome-Based Therapeutics: We are focused on developing a precision-engineered exosome platform technology that has the potential to deliver defined sets of effector molecules that exert their effects through defined mechanisms of action. Pending further regulatory clarity for our DMD program, we plan to continue to explore the use of our proprietary StealthX™ exosome platform for a broad range of therapeutic applications including targeted RNA, protein and small molecule therapeutics to treat or prevent a variety of diseases.

These programs represent our core technology and products.

Financial Operations Overview

As of June 30, 2026, we had cash, cash equivalents, and marketable securities totaling approximately $237.9 million. Since our inception, we have received approximately $600 million through a combination of equity financings, strategic collaborations, grants and other non-dilutive funding sources.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $40.7 million and approximately $25.9 million, for the three months ended June 30, 2026 and 2025, respectively. Our net losses were approximately $74.7 million and approximately $50.3 million, for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $379.6 million. We expect to incur significant expenses and operating losses for the foreseeable future.

As we seek to develop and commercialize Deramiocel or any other product candidates including those related to our exosomes program, we anticipate that our expenses will increase significantly and that we will need additional funding to support our continuing operations. Until such time when we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations or other distribution agreements. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or other potential funding or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of Deramiocel or our other product candidates. The timing and scale of any commercial launch expenditures, and our ability to access capital on favorable terms, may be affected by the outcome of the FDA’s review of the BLA.

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our product candidates. Developing biological products is a lengthy and very expensive process. To date, most of our development expenses have related to our product candidates, consisting of Deramiocel and our exosome technologies. As we proceed with the clinical development and potential commercialization of Deramiocel, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from public equity sales of securities and upfront payments pursuant to our U.S. and Japan Distribution Agreements with Nippon Shinyaku. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the U.S. and in other territories across the world, subject to the rights of Nippon Shinyaku and the outcome of our dispute against NS.

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three and six months ended June 30, 2026 and 2025 was zero.

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Three months ended June 30,
	2026	2025	Change ($)	Change (%)
Compensation and other personnel expenses	$9,577,971	$7,510,545	$2,067,426	28%
Duchenne muscular dystrophy program (Deramiocel)	13,053,071	9,838,927	3,214,144	33%
Exosomes platform research	523,529	1,164,133	(640,604)	(55)%
Facility expenses	1,817,016	1,215,472	601,544	49%
Stock-based compensation	3,260,674	1,930,467	1,330,207	69%
Depreciation and amortization	295,886	233,491	62,395	27%
Research and other	338,145	154,219	183,926	119%
Total research and development expenses	$28,866,292	$22,047,254	$6,819,038	31%

R&D expenses for the three months ended June 30, 2026 increased by approximately $6.8 million, or 31%, compared to the three months ended June 30, 2025. The increase was primarily driven by the following:

●	$2.1 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$3.2 million increase in DMD (Deramiocel) program-related expenses primarily related to expanded manufacturing production, and commercial-related expenses for Deramiocel in preparation for potential commercial launch;
●	$0.6 million increase in facility expenses primarily related to expanded leased space and incremental equipment and services to support those facilities; and
●	$1.3 million increase in stock-based compensation expense primarily due to increases in headcount and stock price.

The increase was partially offset by a $0.6 million decrease in research expenses related to our exosomes platform, primarily related to timing of research activities for exosomes.

	Six months ended June 30,
	2026	2025	Change ($)	Change (%)
Compensation and other personnel expenses	$17,549,787	$12,920,970	$4,628,817	36%
Duchenne muscular dystrophy program (Deramiocel)	26,085,238	17,544,121	8,541,117	49%
Exosomes platform research	1,332,824	2,685,067	(1,352,243)	(50)%
Facility expenses	3,683,639	2,300,893	1,382,746	60%
Stock-based compensation	6,386,855	4,669,051	1,717,804	37%
Depreciation and amortization	577,201	448,455	128,746	29%
Research and other	627,660	394,269	233,391	59%
Total research and development expenses	$56,243,204	$40,962,826	$15,280,378	37%

R&D expenses for the six months ended June 30, 2026 increased by approximately $15.3 million, or 37%, compared to the six months ended June 30, 2025. The increase was primarily driven by the following:

●	$4.6 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$8.5 million increase in DMD (Deramiocel) program-related expenses primarily related to expanded manufacturing production, and commercial-related expenses for Deramiocel in preparation for potential commercial launch;
●	$1.4 million increase in facility expenses primarily related to expanded leased space and incremental equipment and services to support those facilities; and
●	$1.7 million increase in stock-based compensation expense primarily due to increases in headcount and stock price

The increase was partially offset by a $1.4 million decrease in research expenses related to our exosomes platform, primarily related to timing of research activities for exosomes.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Three months ended June 30,
	2026	2025	Change ($)	Change (%)
Stock-based compensation	$2,802,251	$1,716,687	$1,085,564	63%
Compensation and other personnel expenses	3,140,431	2,139,615	1,000,816	47%
Professional services	4,534,905	440,925	4,093,980	928%
Facility expenses	1,505,612	77,970	1,427,642	1,831%
Depreciation and amortization	266,293	252,788	13,505	5%
Other corporate expenses	1,829,836	1,042,295	787,541	76%
Total general and administrative expenses	$14,079,328	$5,670,280	$8,409,048	148%

G&A expenses for the three months ended June 30, 2026 increased by approximately $8.4 million, or 148%, compared to the three months ended June 30, 2025. The increase was primarily driven by the following:

●	$1.1 million increase in stock-based compensation primarily due to increases in headcount and stock price;
●	$1.0 million increase in compensation and other personnel expenses related to increases in headcount;
●	$4.1 million increase in professional services largely attributable to increased legal and consulting costs related to our continuing regulatory and pre-commercial initiatives;
●	$1.4 million increase in facility expenses primarily related to expanded leased space and incremental equipment and services to support those facilities; and
●	$0.8 million increase in other corporate expenses primarily related to other supporting costs incurred to support pre-commercial initiatives.

	Six months ended June 30,
	2026	2025	Change ($)	Change (%)
Stock-based compensation	$5,594,125	$4,717,501	$876,624	19%
Compensation and other personnel expenses	5,375,379	3,640,458	1,734,921	48%
Professional services	7,361,284	776,834	6,584,450	848%
Facility expenses	1,851,259	155,289	1,695,970	1,092%
Depreciation and amortization	519,648	443,273	76,375	17%
Other corporate expenses	2,773,574	2,004,301	769,273	38%
Total general and administrative expenses	$23,475,269	$11,737,656	$11,737,613	100%

G&A expenses for the six months ended June 30, 2026 increased by approximately $11.7 million, or 100%, compared to the six months ended June 30, 2025. The increase was primarily driven by the following:

●	$0.9 million increase in stock-based compensation primarily due to increases in headcount and stock price;
●	$1.7 million increase in compensation and other personnel expenses related to increases in headcount;
●	$6.6 million increase in professional services largely attributable to increased legal and consulting costs related to our continuing regulatory and pre-commercial initiatives;
●	$1.7 million increase in facility expenses primarily related to expanded leased space and incremental equipment and services to support those facilities; and
●	$0.8 million increase in other corporate expenses primarily related to other supporting costs incurred to support pre-commercial initiatives.

Other Income (Expense)

Investment Income. Investment income for the three months ended June 30, 2026 and 2025 was approximately $2.2 million and $1.8 million, respectively. Investment income for the six months ended June 30, 2026 and 2025 was approximately $5.1 million and $2.5 million, respectively. The increase in investment income for three and six months ended June 30, 2026 as compared to three and six months ended June 30, 2025 is due to a higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

Deramiocel for the treatment of DMD – The expenses for our DMD program include costs for personnel, clinical, regulatory, commercial, and research activities, including expenses related to scale-up for potential commercial scale manufacturing if our Deramiocel product is approved. For the first six months of 2026, we spent approximately $28.2 million on our Deramiocel program. This amount excludes personnel costs. The Company expects to provide additional guidance on its longer-term financial outlook for this program following greater regulatory clarity, which will inform future strategic and capital allocation decisions.

Exosome Platform – Our exosome platform is in early-stage development. For the first six months of 2026, we spent approximately $1.3 million on our exosome program, primarily related to research, preclinical studies and manufacturing costs associated with our NIAID program. This amount excludes personnel costs. We are prioritizing capital toward Deramiocel and are minimizing expenses related to the exosome platform until further regulatory clarity is obtained with respect to our DMD program.

Our expenditures on current and future clinical development programs, particularly our Deramiocel and exosomes programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding and/or strategic partners. In particular, our expenditures on the commercialization of Deramiocel, if approved, will depend on the outcome of our litigation with NS and, if we are successful in such litigation, whether we commercialize Deramiocel in the United States directly or through one or more distributors. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2026 and December 31, 2025 and our net increase (decrease) in cash, cash equivalents, and marketable securities for the six months ended June 30, 2026 and 2025 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands. We believe that our current cash, cash equivalents, and marketable securities are sufficient to fund our operating capital requirements for at least the next twelve months from the issuance date of these condensed consolidated financial statements.

Liquidity and capital resources	June 30, 2026	December 31, 2025
Cash and cash equivalents	$20,935	$287,847
Marketable securities	$217,000	$30,282
Working capital	$209,167	$287,103
Stockholders’ equity	$246,219	$305,792

	Six months ended June 30,
Cash flow data	2026	2025
Cash provided by (used in):
Operating activities	$(60,740)	$(26,556)
Investing activities	(203,400)	38,440
Financing activities	(2,772)	70
Net increase (decrease) in cash and cash equivalents	$(266,912)	$11,954

Our total cash, cash equivalents and marketable securities as of June 30, 2026 were approximately $237.9 million compared to approximately $318.1 million as of December 31, 2025. The decrease in cash, cash equivalents and marketable securities from December 31, 2025 to June 30, 2026 is primarily due to our continuing efforts in preparing the Company for potential commercialization. As of June 30, 2026, we had approximately $122.5 million in total liabilities, consisting of approximately $91.0 million in lease liabilities, approximately $19.5 million in accounts payable and accrued expenses, and $12.0 million relates to deferred revenue, with net working capital of approximately $209.2 million.

Cash used in operating activities was approximately $60.7 million and approximately $26.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase of approximately $34.1 million in cash used in operating activities is due to an approximately $24.4 million increase in net loss for the six months ended June 30, 2026 as compared to the same period in 2025. Furthermore, there was an decrease of approximately $10.3 million in the change in receivables balances, as well as approximately $4.0 million in the change in accounts payable and accrued expenses balances for the six months ended June 30, 2026 as compared to the same period in 2025. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow used in investing activities of approximately $203.4 million for the six months ended June 30, 2026 and cash flow provided by investing activities of approximately $38.4 million for the six months ended June 30, 2025. The change in investing activities for the six months ended June 30, 2026 as compared to the same period of 2025 is due to the net effect from purchases, sales and maturities of marketable securities and the purchase of approximately $16.6 million in property and equipment, leasehold improvements and construction in progress in the six months ended June 30, 2026, compared to approximately $2.6 million in the six months ended June 30, 2025.

We had cash flow used in financing activities of approximately $2.8 million and cash flow provided by financing activities of approximately $0.1 million for the six months ended June 30, 2026 and 2025, respectively. The change in cash provided by (used in) financing activities for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 is primarily due to payments made for CIRM liability, partially offset by the net proceeds from the exercises of stock options.

From inception through June 30, 2026, we financed our operations primarily through private and public sales of our equity securities, government grants, and payments from distribution agreements and collaboration partners.

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

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our clinical, regulatory, commercial, and research activities;
●	the number and scope of our clinical and research programs;
●	the costs involved in preparation for the potential commercialization of our Deramiocel product for the treatment of DMD;
●	the progress and success of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our ability to successfully manufacture product for our clinical trials and potential commercial use;
●	the availability of materials necessary to manufacture our product candidates;
●	the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements, if necessary;
●	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
●	additional costs associated with maintaining licenses and insurance;
●	the costs associated with legal matters, including disputes and pending securities litigation claims brought against us;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of obtaining marketing approval both in the United States and in countries outside of the United States.

Collaborations

Commercialization and Distribution Agreement (Nippon Shinyaku - United States)

On January 24, 2022, Capricor entered into the U.S. Distribution Agreement with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of Deramiocel for the treatment of DMD.

On May 7, 2026, Capricor announced that it had filed a Motion for Preliminary Injunction and Complaint in the Superior Court of New Jersey. The Complaint alleges a fundamental pricing flaw in the U.S. Distribution Agreement and that the defendants named therein, NS, have failed to adequately prepare for the commercial launch of the Company’s product Deramiocel in the United States pursuant to the U.S. Distribution Agreement, and have otherwise materially breached the terms of the U.S. Distribution Agreement. In the Complaint, the Company seeks rescission of the U.S. Distribution Agreement, declaratory judgment that the Company has the right to distribute Deramiocel directly or through distributors other than NS, and other equitable remedies. The state court was scheduled to hear Capricor's motion for preliminary injunction on August 10, 2026, ahead of the current PDUFA action date. Capricor withdrew the motion, without prejudice, having determined that resolving this contractual dispute in arbitration following the FDA's decision would give the parties a more complete regulatory record to work from. The Company estimates arbitration to begin this fall. Capricor's position on the underlying dispute has not changed: it continues to believe the pricing structure in the U.S. Distribution Agreement is fundamentally flawed in a way that would impede patient access, and continues to seek rescission.

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

Through December 31, 2025, the Company sold an aggregate of 2,682,307 shares of common stock under the September 2025 ATM Program at an average price of approximately $28.89 per share for gross proceeds of approximately

$77.5 million. The Company paid approximately $2.4 million of aggregated fees related to these sales. From January 1, 2026 through the date of this filing, no additional shares have been sold under the September 2025 ATM Program.

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

The Company accounts for the award as a liability rather than income because the Company had the option to convert the award into a loan. In February 2025, the Company notified CIRM of its election to convert the award into a loan. In May 2026, the Company entered into a loan repayment agreement with CIRM providing for repayment in two installments. As of June 30, 2026, the Company had fully repaid approximately $6.3 million, consisting of approximately $3.4 million of principal and approximately $2.9 million of accrued interest, satisfying its repayment obligation under the award.

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

Leases

The Company accounts for its leases in accordance with ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset (“ROU asset”) and a lease liability for most leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on present value of fixed lease payments over the lease term.

Leases are classified as either financing or operating leases. The Company’s leases are primarily operating leases. The Company elects the short-term lease exemption for leases with a term of twelve months or less.

The Company uses its incremental borrowing rate to measure lease liabilities when the implicit rate is not readily determinable. The Company determines its incremental borrowing rate based on the rate of interest it would have to pay on a collateralized basis to borrow, over a similar term and in a similar economic environment, an amount equal to the lease payments.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash and cash equivalents. As of June 30, 2026, the fair value of our cash, cash equivalents and marketable securities was approximately $237.9 million. Additionally, as of June 30, 2026, Capricor’s investment portfolio was classified as cash, cash equivalents and marketable securities, which consisted primarily of bank checking and savings accounts, money market funds and bank money market accounts, commercial papers, corporate bonds, U.S. treasuries and government agency bonds.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 17, 2025, a putative securities class action was filed in the Southern District of California, naming Capricor Therapeutics, Inc. and the Chief Executive Officer of the Company. The action alleges certain violations of the U.S. federal securities laws and seeks unspecified damages.

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

On May 7, 2026, Capricor announced that it had filed a Motion for Preliminary Injunction and Complaint in the Superior Court of New Jersey. The Complaint alleges a fundamental pricing flaw in the U.S. Distribution Agreement and that the defendants named therein, NS, have failed to adequately prepare for the commercial launch of the Company’s product Deramiocel in the United States pursuant to the U.S. Distribution Agreement, and have otherwise materially breached the terms of the U.S. Distribution Agreement. In the Complaint, the Company seeks rescission of the U.S. Distribution Agreement, declaratory judgment that the Company has the right to distribute Deramiocel directly or through distributors other than NS, and other equitable remedies. The state court was scheduled to hear Capricor's motion for preliminary injunction on August 10, 2026, ahead of the current PDUFA action date. Capricor withdrew the motion, without prejudice, having determined that resolving this contractual dispute in arbitration following the FDA's decision would give the parties a more complete regulatory record to work from.

On May 20, 2026, Capricor received a shareholder litigation demand from Jennifer Godin, a beneficial owner of Capricor common stock, to take action to remedy breaches of fiduciary duties and other violations of law. No settlement amount has been requested yet.

On July 16, 2026, Mesoblast International Sàrl has filed a patent infringement and declaratory judgment action in the District of Delaware against Capricor, alleging unauthorized manufacture, use, sale, and importation of the cardiosphere-derived cell product Deramiocel for the treatment of DMD. The complaint asserts infringement of three patents relating to mesenchymal stem cell compositions, preparations, and methods. Mesoblast alleges direct, induced, and contributory infringement and seeks injunctive relief, damages, attorneys' fees and a declaratory judgment of infringement.

On July 30, 2026, Darren Ngasseu Nkamga, individually and on behalf of all others similarly situated, filed a class action for securities against Capricor Therapeutics Inc. and certain officers of the Company, alleging that defendants had made materially false and/or misleading statement regarding Capricor Therapeutics Inc.'s business, operations and prospects.

On August 7, 2026, a derivative action was filed in the Southern District of California naming each of the Directors on the Board of Capricor Therapeutics, Inc. and certain officers of the Company. The action alleges, among other things, breaches of fiduciary duties and seeks unspecified damages and certain declaratory relief.

In 2026, the Company received certain employment-related claims from former employees.

Item 1A. Risk Factors.

Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026, describes important risk factors that could cause our business, financial condition, results of operations and prospects to differ significantly from those suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or otherwise presented by us from time to time. Other than the addition of, and modifications to the risk factors listed below, there have been no material changes from the risk factors previously described under Part I, Item 1A of the Form 10-K and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Risks Related to Our Business

The negative vote of the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee is expected to have a significant impact on Deramiocel’s approvability in the U.S. for the treatment of cardiomyopathy in patients with DMD.

On July 29, 2026, the FDA convened an Advisory Committee to review our BLA for Deramiocel. The single voting question presented to the Advisory Committee asked whether the available evidence supports the effectiveness of Deramiocel for the treatment of cardiomyopathy in patients with DMD. The Advisory Committee voted 3 in favor and 9 against, with no abstentions. The voting question addressed a narrower indication than we had proposed and did not include a vote on the HOPE-3 primary endpoint of upper limb function or on the overall benefit-risk profile of Deramiocel.  At this time, we plan to submit an amendment to our BLA, which the FDA has indicated it is willing to review; however, we do not know how long it will take for the FDA to make a decision on our BLA. The FDA may give us a complete response letter (rejecting our amended BLA) or further delay approval of our amended BLA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information.

We may not be successful in our newly filed litigation against NS, and the litigation could result in substantial costs, diversion of resources and harm to our business.

We have filed a Complaint for Equitable Relief and Application for Preliminary Injunction (the “Complaint”) in the Superior Court of New Jersey. The Complaint alleges that the defendants named therein, NS, have failed to adequately prepare for the commercial launch of the Company’s product Deramiocel in the United States pursuant to the Commercialization and Distribution Agreement dated January 25, 2022, between the Company and NS (the “U.S. Distribution Agreement”), and have otherwise materially breached the terms of the U.S. Distribution Agreement. In the Complaint, the Company seeks rescission of the U.S. Distribution Agreement, declaratory judgment that the Company has the right to distribute Deramiocel directly or through distributors other than NS, and other equitable remedies. Capricor withdrew the motion, without prejudice, having determined that resolving this contractual dispute in arbitration following the FDA's decision would give the parties a more complete regulatory record to work from. The Company estimates arbitration to begin this fall.

It is difficult to predict the outcome of any dispute, and there can be no assurance that we will prevail in this matter or obtain the remedies we seek. The arbitration process may continue for an extended period of time, may be expensive and time-consuming, and may divert the attention and resources of management and other personnel away from our business operations and strategic objectives. In addition, NS has asserted counterclaims against us. An adverse outcome in the arbitration or in any counterclaims could materially and adversely affect our business, financial condition, results of operations and prospects.

If we are unsuccessful in the arbitration, we may be unable to prevent NS from engaging in activities that we believe are harmful to our business. Any unfavorable ruling could adversely affect our competitive position, reduce potential revenues, impair our ability to commercialize our products, or otherwise negatively impact the market price of our common stock.

Regardless of the outcome, arbitration may generate negative publicity, create uncertainty among customers, distributors, suppliers or collaboration partners, and adversely affect our ability to enter into strategic transactions or obtain financing on favorable terms.

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

We have a history of net losses, expect to continue to incur substantial net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approval for any of our product candidates. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. In particular, our expenditures on the commercialization of Deramiocel, if approved, will heavily depend on the outcome of our litigation with NS and, if we are successful in such litigation, whether we commercialize Deramiocel in the United States directly or through one or more distributors. Other factors relating to our business that may contribute to these fluctuations include the following factors:

●	our need for additional capital to fund our trials and development programs;
●	delays in the commencement, enrollment, and timing of clinical testing;
●	the viability of Deramiocel as a potential product candidate and its development through all stages of clinical development;
●	the viability of our exosome technologies as potential product candidates and the advancement of our exosome technologies through all stages of their preclinical and clinical development;
●	any delays in regulatory review and approval of our product candidates in clinical development;
●	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
●	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment to be taken off the market;
●	market acceptance of our product candidates;
●	our ability to establish an effective sales and marketing infrastructure once our products are commercialized, as necessary or to establish partnerships with other companies who have greater sales and marketing capabilities;
●	the ability of the Company, Nippon Shinyaku, or another distribution partner, to successfully market and sell our Deramiocel product if and to the extent it is approved;
●	our ability to establish or maintain collaborations, licensing or other arrangements, including strategic partnerships for Deramiocel outside of DMD and our exosome technologies;
●	our ability and third parties’ abilities to obtain and protect intellectual property rights;
●	competition from existing products or new products that may emerge;
●	guidelines and recommendations of therapies published by various organizations;
●	the ability of patients to obtain coverage of, or sufficient reimbursement for, our product candidates;
●	our ability to maintain adequate insurance policies;
●	our ability to successfully manufacture our product candidates in sufficient quantities and on a timely basis to meet clinical trial and potential commercial demand;
●	our dependency on third parties to formulate and manufacture our product candidates, as necessary;
●	our ability to maintain and staff our current manufacturing facilities;
●	our ability to build or secure new manufacturing facilities, if necessary, and achieve and maintain cGMP and obtain required certifications as required;
●	costs related to and outcomes of potential intellectual property litigation, including the recent claim brought against us by Mesoblast;
●	compliance with obligations under intellectual property licenses with third parties;
●	our ability to implement additional internal systems and infrastructure;

●	our ability to adequately support future growth;
●	if our products are approved for commercial sale, the ability to secure adequate reimbursement levels for our products;
●	our ability to attract and retain key personnel to manage our business effectively; and
●	the ability of members of our senior management to manage our business and operations.

If we achieve our near-term product development milestones, we may not be able to manage any subsequent growth.

Should we achieve our near-term product development milestones, of which no assurance can be given, our long-term viability will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources, especially if we expand our business and operations internationally. The extent of our need to expand our operations, particularly with respect to a commercial sales organization, will heavily depend on the outcome of our dispute with NS and, if we are successful in such dispute, whether we commercialize Deramiocel in the United States directly or through one or more distributors. To manage this growth, we will need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel, including people and companies with expertise in commercialization activities, some of whom may be outside consultants who are not our full-time employees. If we are unable to manage our growth effectively, our business would be harmed.

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

If we are unsuccessful in our dispute with NS, a substantial portion of our potential revenue for the foreseeable future would depend on milestone, revenue sharing and other payments received from Nippon Shinyaku under our distribution agreements, pursuant to which Nippon Shinyaku has exclusive distribution rights for Deramiocel in the United States and Japan for a significant period of time, with only limited rights of either party to terminate these agreements. In that event, if Nippon Shinyaku failed to successfully commercialize Deramiocel in the United States or Japan, whether due to strategic priorities, financial constraints, insufficient commercial resources, inadequate performance or other factors, our ability to generate revenue from Deramiocel in those territories would be materially limited, which would adversely affect our business, financial condition and results of operations.  Even if we are successful in our dispute with NS, we may ultimately partner with one or more distribution partners for the commercialization of Deramiocel in the United States or other territories, and in that event we would depend upon the performance of those distribution partners.  The failure of any such distribution partner to successfully commercialize Deramiocel could adversely affect our business, financial condition and results of operations.

If we enter into strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

We are actively looking into potential additional strategic partnerships for our product candidates, particularly for Deramiocel in additional territories outside the United States and Japan, and for our exosomes product candidates.  To the extent that we are successful in our dispute against NS, we may also explore strategic partnerships for the commercialization of Deramiocel in the United States. If we do not establish strategic partnerships, we potentially will have to undertake development and commercialization efforts with respect to our product candidates on our own, which would be costly and adversely impact our ability to commercialize any future products or product candidates. If we enter into any strategic partnerships with pharmaceutical, biotechnology or other life science companies, we will be subject to a number of risks, including:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, the following director of the Company adopted or terminated contracts, instructions, or written plans for the purchase or sale of the Company’s securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) (“Rule 10b5-1 Plan”) under the Securities Exchange Act of 1934.

Name	Title	Action	Date Adopted or Terminated	Plan End Date	Aggregate Shares
George Dunbar	Board of Director	Adoption of Rule 10b5-1 trading plan	05/18/2026	12/15/2026	Up to 93,656 shares
Philip Gotwals	Board of Director	Adoption of Rule 10b5-1 trading plan	05/18/2026	12/10/2026	Up to 50,000 shares
David Musket	Board of Director	Adoption of Rule 10b5-1 trading plan	05/18/2026	05/15/2027	Up to 24,170 shares
Frank Litvack	Board of Director	Adoption of Rule 10b5-1 trading plan	05/18/2026	07/31/2027	Up to 195,000 shares
Karimah Es Sabar	Board of Director	Adoption of Rule 10b5-1 trading plan	05/18/2026	01/31/2027	Up to 80,000 shares

The trading arrangements permit transactions in the Company’s common stock in accordance with Rule 10b5-1(c) and applicable company policies regarding insider trading.

Item 6.  Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2013).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2019).

3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2024).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007).

3.6	Certificate of Amendment of the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020).

10.1	License Agreement, dated May 14, 2026, between Capricor Therapeutics, Inc. and ARE-SD Region No. 39 Owner, LLC.*+

10.2	Lease Agreement, dated July 9, 2026, between Capricor Therapeutics, Inc. and ARE-SD Region No. 39 Owner, LLC.*+

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2026.

CAPRICOR THERAPEUTICS, INC.

Date: August 14, 2026	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)