Form 10-Q
period 2026-09-30
CAPRICOR THERAPEUTICS, INC.
filed 2026-11-10
CIK 1133869

variable

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2026

or

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

As of November 9, 2026, there were 58,142,114 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	regulatory developments involving products and our facilities, including the results of the review by the U.S. Food and Drug Administration (“FDA”) of our lead product candidate, Deramiocel (also referred to as CAP-1002);
●	the potential outcome of our dispute with Nippon Shinyaku Co., Ltd (“Nippon Shinyaku”) and NS Pharma, Inc. (collectively, “NS”) with respect to the distribution of Deramiocel;
●	our ability to market and sell any of our products, including our ability to market and sell Deramiocel if we are granted the ability to market and sell Deramiocel ourselves or through distribution channels in the United States other than NS;
●	the results of pending securities litigation claims, derivative actions and other claims brought against us by stockholders, former employees and other commercial parties;
●	the results of the patent infringement claim brought against us by Mesoblast International Sàrl (“Mesoblast”);
●	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations and other financial obligations;
●	the timing and results of regulatory meetings and inspections, and the ability to obtain regulatory approvals or otherwise bring products to market in both the United States and in countries outside of the United States;
●	the regulatory status of our drug and vaccine candidates, including our ability to obtain and maintain orphan drug, rare pediatric and Regenerative Medicine Advanced Therapy designations for Deramiocel;
●	the development of our drug and vaccine candidates, including when we expect to undertake, initiate and complete clinical trials of our drug and vaccine candidates;
●	the expectation, plans, projections, initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials, compassionate uses, Investigational New Drug filings, Clinical Trial Application filings, New Drug Application filings, Biologics License Application (“BLA”), and other regulatory submissions;
●	the impact of any reductions in force or changes in regulatory priorities at the U.S. federal agencies responsible for overseeing our industry;
●	our use of clinical research centers, third-party manufacturers and other contractors;
●	our ability to manufacture and maintain sufficient inventories of our products to meet commercial demand;
●	our ability to find collaborative partners for research, development and commercialization of potential products and retain commercial rights for our product candidates in the collaborations;
●	our ability to manufacture products for clinical and commercial use;
●	our ability to procure materials necessary for the manufacture of our product candidates at a cost that is acceptable to us;
●	our ability to protect our patents and other intellectual property;
●	our ability to raise additional financing and the terms of any additional financing;
●	the implementation of our business model and strategic plans for our business, technologies and product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, future reimbursement prices for any commercial products, and capital requirements;
●	the impact of taxes on our business;
●	our ability to compete against other companies and research institutions;
●	our ability to expand our operations internationally;

●	the effect of potential strategic transactions on our business;
●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;
●	our ability to attract and retain key personnel; and
●	the volatility of our stock price.

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Quarterly Report on Form 10 - Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including, but not limited to, those risks set forth under Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K and under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 and in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Additionally, final data may differ significantly from preliminary data reported in this document.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2026
	(unaudited)	December 31, 2025

CURRENT ASSETS
Cash and cash equivalents	$44,279,993	$287,847,312
Marketable securities	153,300,986	30,281,603
Prepaid expenses and other current assets	4,671,216	4,810,841

TOTAL CURRENT ASSETS	202,252,195	322,939,756

PROPERTY AND EQUIPMENT, net	37,613,754	18,312,238

OTHER ASSETS
Lease right-of-use assets, net	87,130,283	13,537,820
Other assets	3,374,189	1,159,480

TOTAL ASSETS	$330,370,421	$355,949,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,047,946	$1,654,754
Accrued expenses	13,327,905	15,557,646
Lease liabilities, current	1,519,196	202,376
CIRM liability, current	—	6,421,984
Deferred revenue, current	12,000,000	12,000,000

TOTAL CURRENT LIABILITIES	29,895,047	35,836,760

LONG-TERM LIABILITIES
Lease liabilities, net of current	90,710,765	14,320,389

TOTAL LONG-TERM LIABILITIES	90,710,765	14,320,389

TOTAL LIABILITIES	120,605,812	50,157,149

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,138,989 and 57,370,909 shares issued and outstanding, respectively	58,139	57,371
Additional paid-in capital	632,069,948	610,330,105
Accumulated other comprehensive income	(153,893)	283,154
Accumulated deficit	(422,209,585)	(304,878,485)

TOTAL STOCKHOLDERS’ EQUITY	209,764,609	305,792,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,370,421	$355,949,294

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

REVENUE
Revenue	$—	$—	$—	$—

TOTAL REVENUE	—	—	—	—

OPERATING EXPENSES
Research and development	29,558,388	20,359,098	85,801,592	61,321,924
General and administrative	15,124,348	5,924,942	38,599,617	17,662,598

TOTAL OPERATING EXPENSES	44,682,736	26,284,040	124,401,209	78,984,522

LOSS FROM OPERATIONS	(44,682,736)	(26,284,040)	(124,401,209)	(78,984,522)

OTHER INCOME (EXPENSE)
Other income (loss)	749	(106)	(69,978)	(123,303)
Investment income	2,025,886	1,713,499	7,141,687	4,236,393

TOTAL OTHER INCOME (EXPENSE)	2,026,635	1,713,393	7,071,709	4,113,090

LOSS BEFORE INCOME TAXES	(42,656,101)	(24,570,647)	(117,329,500)	(74,871,432)
(Provision for) benefit from income taxes	—	—	(1,600)	(1,600)

NET LOSS	$(42,656,101)	$(24,570,647)	$(117,331,100)	$(74,873,032)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	9,648	(543,452)	(437,047)	(182,833)

COMPREHENSIVE LOSS	$(42,646,453)	$(25,114,099)	$(117,768,147)	$(75,055,865)

Net loss per share, basic and diluted	$(0.73)	$(0.54)	$(2.03)	$(1.64)
Weighted average number of shares, basic and diluted	58,128,772	45,716,151	57,832,339	45,687,630

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY

Balance at December 31, 2025	57,370,909	$57,371	$610,330,105	$283,154	$(304,878,485)	$305,792,145

Stock-based compensation	—	—	5,918,055	—	—	5,918,055

Stock options exercised	293,764	294	1,470,365	—	—	1,470,659

Unrealized loss on marketable securities	—	—	—	(536,881)	—	(536,881)

Net loss					(33,941,345)	(33,941,345)

Balance at March 31, 2026	57,664,673	$57,665	$617,718,525	$(253,727)	$(338,819,830)	$278,702,633

Stock-based compensation	—	—	6,062,925	—	—	6,062,925

Stock options exercised	444,316	444	2,096,356	—	—	2,096,800

Unrealized gain on marketable securities	—	—	—	90,186	—	90,186

Net loss	—	—	—	—	(40,733,654)	(40,733,654)

Balance at June 30, 2026	58,108,989	$58,109	$625,877,806	$(163,541)	$(379,553,484)	$246,218,890

Stock-based compensation	—	—	6,103,472	—	—	6,103,472

Stock options exercised	30,000	30	88,670	—	—	88,700

Unrealized gain on marketable securities	—	—	—	9,648	—	9,648

Net loss	—	—	—	—	(42,656,101)	(42,656,101)

Balance at September 30, 2026	58,138,989	$58,139	$632,069,948	$(153,893)	$(422,209,585)	$209,764,609

				OTHER		TOTAL
	COMMON STOCK		ADDITIONAL PAID-	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	IN CAPITAL	INCOME	DEFICIT	EQUITY

Balance at December 31, 2024	45,582,288	$45,582	$344,224,338	$1,026,955	$(199,834,539)	$145,462,336

Exercise of common warrants	699	1	3,983	—	—	3,984

Stock-based compensation	—	—	5,481,938	—	—	5,481,938

Vesting of restricted stock awards	17,210	17	257,444	—	—	257,461

Stock options exercised	76,690	77	46,293	—	—	46,370

Unrealized gain on marketable securities	—	—	—	784,972	—	784,972

Net loss	—	—	—	—	(24,391,594)	(24,391,594)

Balance at March 31, 2025	45,676,887	$45,677	$350,013,996	$1,811,927	$(224,226,133)	$127,645,467

Stock-based compensation	—	—	3,647,153	—	—	3,647,153

Stock options exercised	35,088	35	19,545	—	—	19,580

Unrealized loss on marketable securities	—	—	—	(424,353)	—	(424,353)

Net loss	—	—	—	—	(25,910,791)	(25,910,791)

Balance at June 30, 2025	45,711,975	$45,712	$353,680,694	$1,387,574	$(250,136,924)	$104,977,056

Stock-based compensation	—	—	3,997,348	—	—	3,997,348

Stock options exercised	5,000	5	6,945	—	—	6,950

Unrealized loss on marketable securities	—	—	—	(543,452)	—	(543,452)

Net loss	—	—	—	—	(24,570,647)	(24,570,647)

Balance at September 30, 2025	45,716,975	$45,717	$357,684,987	$844,122	$(274,707,571)	$83,867,255

See accompanying notes to the unaudited condensed consolidated financial statements.

CAPRICOR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(117,331,100)	$(74,873,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,997,504	1,386,454
Stock-based compensation	18,084,452	13,126,439
Restricted stock awards granted	—	257,461
Amortization/accretion of note premiums/discounts	(1,940,592)	—
Changes in lease liabilities	4,114,733	343,592
Other	8,555	157,519
Changes in operating assets and liabilities:
Receivables	—	10,309,322
Prepaid expenses and other assets	(124,298)	(768,086)
Accounts payable and accrued expenses	(1,237,464)	3,815,813
Net cash used in operating activities	(96,428,210)	(46,244,518)

Cash flows from investing activities:
Purchase of marketable securities	(282,317,554)	(136,392,638)
Proceeds from sales and maturities of marketable securities	159,870,145	197,383,098
Purchases of property and equipment	(10,996,566)	(1,239,588)
Proceeds from sales of property and equipment	116,133	—
Payments for leasehold improvements	(905,494)	(383,539)
Payments for construction in progress	(9,264,455)	(4,976,312)
Net cash provided by (used in) investing activities	(143,497,791)	54,391,021

Cash flows from financing activities:
Payments made for CIRM liability	(6,339,862)	—
Proceeds from exercise of stock options	3,656,159	76,884
Net cash provided by (used in) financing activities	(2,683,703)	76,884

Net increase (decrease) in cash, cash equivalents and restricted cash	(242,609,704)	8,223,387

Cash, cash equivalents and restricted cash balance at beginning of period	287,847,312	11,286,996

Cash, cash equivalents and restricted cash balance at end of period	$45,237,608	$19,510,383

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$1,600	$1,600
Initial recognition of right-of-use asset	$76,323,671	$—

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

Cloud Computing Arrangements (“CCA”)

The Company accounts for CCAs in accordance with ASC Topic 350, Intangibles, and the capitalized implementation costs associated with these arrangements are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets and are amortized on a straight-line basis over their estimated useful life.

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

The following table summarizes the fair value measurements by level at September 30, 2026 and December 31, 2025 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$24,753,548	$—	$—	$24,753,548
U.S. treasuries	4,984,875	—	—	4,984,875
U.S. government agencies	—	1,997,040	—	1,997,040
Commercial papers	—	1,988,080	—	1,988,080
Marketable securities
U.S. treasuries	51,806,964	—	—	51,806,964
U.S. government agencies	—	29,854,831	—	29,854,831
Corporate bonds	—	34,929,779	—	34,929,779
Commercial papers	—	36,709,412	—	36,709,412
Total financial assets	$81,545,387	$105,479,142	$—	$187,024,529

	December 31, 2025
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$12,907,814	$—	$—	$12,907,814
Marketable securities
U.S. treasuries	30,281,603	—	—	30,281,603
Total financial assets	$43,189,417	$—	$—	$43,189,417

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

3.            CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table summarizes the Company’s cash, cash equivalents and marketable securities as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and money market funds	$35,309,998	$—	$—	$35,309,998
U.S. treasuries	56,740,976	96,312	(45,449)	56,791,839
U.S. government agencies	31,904,318	—	(52,447)	31,851,871
Corporate bonds	35,007,925	1,119	(79,265)	34,929,779
Commercial papers	38,771,655	—	(74,163)	38,697,492
Total cash, cash equivalents and marketable securities	$197,734,872	$97,431	$(251,324)	$197,580,979

Classified as:
Cash and cash equivalents				$44,279,993
Short-term marketable securities				153,300,986
Long-term marketable securities				—
Total cash, cash equivalents and marketable securities				$197,580,979

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and money market funds	$287,847,312	$—	$—	$287,847,312
U.S. treasuries	29,998,449	283,154	—	30,281,603
Total cash, cash equivalents and marketable securities	$317,845,761	$283,154	$—	$318,128,915

Classified as:
Cash and cash equivalents				$287,847,312
Short-term investments				30,281,603
Long-term investments				—
Total cash, cash equivalents and marketable securities				$318,128,915

The contractual maturities of the Company's available-for-sale securities at September 30, 2026 did not exceed two years.

The Company does not intend to sell these investments for the purpose of realizing losses; however, the securities are classified as available-for-sale and may be sold in response to changes in market interest rates, liquidity needs, or other factors. The Company believes it is more likely than not that it will not be required to sell the investments before recovery of their amortized cost basis. Accordingly, the Company has determined that the available-for-sale securities that were in an unrealized loss position did not have any credit loss impairment as of September 30, 2026.

4.            OTHER ASSETS

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of its CCAs, which have estimated useful lives ranging from five to seven years. As of September 30, 2026 and December 31, 2025, capitalized implementation costs totaled approximately $2.1 million and $1.1 million, with $154,851 and $20,800 of accumulated amortization recognized, respectively. Amortization expense totaled $57,999 and $134,051 for the three and nine months ended September 30, 2026, respectively, and there was no amortization expense for the three and nine months ended September 30, 2025.

Restricted Cash

As of September 30, 2026, restricted cash consists of funds held in a savings account pledged as collateral for a standby letter of credit issued as a security deposit for the Company’s lease of 9625 Towne Centre Drive, San Diego, California (the “Towne Centre Premises”). Because the letter of credit is required for the term of the lease, the entire balance is classified as noncurrent and is included within other assets on the condensed consolidated balance sheet. A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same amounts shown in the condensed consolidated statement of cash flows is as follows:

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$44,279,993	$287,847,312
Restricted cash	957,615	—
Total cash, cash equivalents, and restricted cash	$45,237,608	$287,847,312

5.            PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2026	2025
Furniture and fixtures	$189,821	$189,821
Laboratory equipment	9,597,017	8,056,063
IT equipment	2,053,646	318,858
Manufacturing equipment	8,100,313	675,741
Leasehold improvements	24,172,034	2,785,395
Construction in progress	220,263	11,436,953
Property and equipment, gross	44,333,094	23,462,831
Less accumulated depreciation	(6,719,340)	(5,150,593)
Property and equipment, net	$37,613,754	$18,312,238

Depreciation was $900,989 and $494,725 for the three months ended September 30, 2026 and 2025, respectively, and $1,997,504 and $1,386,454 for the nine months ended September 30, 2026 and 2025. No impairment related to long-lived assets was recorded for the three and nine months ended September 30, 2026 and 2025.

6.            LEASES

Long-Term Operating Leases

San Diego, California

Capricor leases 34,348 square feet of laboratory, manufacturing, and office space located at 10865 Road to the Cure, San Diego, California for our corporate headquarters from Altman Investment Co., LLC (the “Altman Lease”). The lease agreement commenced on October 1, 2021 for an initial lease term of five years. On February 26, 2025, the Company entered into a Fourth Amendment to the Altman Lease (the “Fourth Amendment”), where the rent is subject to a 3.0% annual rent increase commencing October 1, 2026 plus certain operating expenses and taxes. The Fourth Amendment extends the Altman Lease term to September 30, 2033, with an option to renew for an additional term of five years. The Company is not reasonably certain that it will exercise this option to renew and therefore it is not included in ROU assets and liabilities as of September 30, 2026. The Fourth Amendment commenced on July 1, 2025, which resulted in an increase of approximately $13.5 million in operating lease liabilities and $13.4 million in ROU assets. The Altman Lease, as amended, provides for a tenant improvement allowance from the landlord for a total of $1.3 million, all of which was received in 2026. The Company has thus remeasured its lease liability and ROU assets to reflect such allowance.

On May 14, 2026, the Company entered into a License Agreement (the “License Agreement”) with ARE-SD Region No. 39 Owner, LLC (the “ARE Landlord”), granting the Company temporary occupancy of approximately 171,000 rentable square feet at the Towne Centre Premises while the parties negotiated a formal lease. Beginning September 1, 2026, the Company began paying approximately $565,000 per month in license fees, operating expenses and administrative rent, which will continue until the formal lease commences.

On July 9, 2026, the Company entered into a Lease Agreement (the “ARE Lease”) with the ARE Landlord for the Towne Centre Premises, which will serve as the Company's new corporate headquarters, manufacturing and laboratory facility. The term will commence on the earlier of (i) satisfaction or waiver of the Company’s FDA approval contingency (the “Lease Contingency”) or (ii) December 31, 2026, with rent commencing twelve months thereafter, and will end 138 months following the rent commencement date, with two options to extend for five years each (the “Extension Rights”).

Initial base rent is approximately $958,000 per month, subject to annual increases of 3.0%, plus administrative rent equal to 1% of base rent and variable taxes, insurance and operating costs. Base rent is fully abated for 18 months and partially abated for the following six months. The ARE Landlord will provide a tenant improvement allowance up to approximately $31.6 million (the “TI Allowance”), and the Company will provide a security deposit of approximately $958,000. If the Company does not receive FDA approval of Deramiocel for the treatment of DMD on terms and conditions acceptable to the Company in its sole discretion on or before December 31, 2026, either party may terminate the ARE Lease.

The Towne Centre Premises were made available for the Company’s use on May 21, 2026, and the Company concluded, using significant judgment, that the License Agreement and ARE Lease represent a single operating lease that commenced on that date. The Company recognized an ROU asset of approximately $76.3 million and an operating lease liability of approximately $75.5 million, using an incremental borrowing rate of approximately 7.7%. The Extension Rights are excluded from the lease term because the Company is not reasonably certain to exercise them, and the contingent termination right does not limit the lease term because it depends on a future event outside the control of both parties. If the Lease Contingency is not resolved by December 31, 2026, the Company will reassess the lease term. The Company elected the practical expedient not to separate lease and non-lease components.

The Company initially estimated the contractual commencement date to be August 22, 2026, the original Prescription Drug User Fee Act (“PDUFA”) target action date for Deramiocel. Following the FDA’s extension of the PDUFA target action date to November 22, 2026, the Company updated its estimated contractual and rent commencement dates to November 22, 2026 and November 22, 2027, respectively, and remeasured the lease, resulting in an increase to the lease liability and the ROU asset of approximately $73,000.

Other than amounts available under the License Agreement, the TI Allowance is not available for disbursement until the Lease Contingency is resolved, and any portion not disbursed within 24 months after the lease commencement date is forfeited. Allowances related to Company-owned improvements reduce the ROU asset when determinable and available, and amounts received before the Lease Contingency is resolved are recorded as a liability because they are repayable if the lease is terminated. As of September 30, 2026, no tenant improvement costs had been incurred and no amounts had been received under the TI Allowance.

Los Angeles, California

Capricor leased 1,892 square feet of laboratory, manufacturing and office facilities in Los Angeles, California from Cedars-Sinai Medical Center (“CSMC”), pursuant to a lease entered into in 2014 (the “CSMC Lease”). Capricor subsequently entered into several amendments modifying certain terms of the CSMC Lease. We entered into an amendment effective August 1, 2024, extending the lease term through July 31, 2026, with monthly lease payments of $11,028. The CSMC Lease expired on July 31, 2026, and the Company vacated the premises upon expiration.

Summary of Long-Term Operating Leases

The long-term real estate operating leases are included in lease right-of-use assets, net on the Company’s consolidated balance sheet, which totaled $87.1 million and $13.5 million as of September 30, 2026 and December 31, 2025, respectively, and represent the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments is included in lease liabilities, current and lease liabilities, net of current on the Company’s consolidated balance sheets.

The table below excludes short-term operating leases. The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of September 30, 2026:

2026 (remainder)	$1,563,320
2027	2,526,801
2028	2,597,663
2029	8,121,909
2030	14,973,807
Thereafter	127,381,348
Total minimum lease payments	157,164,848
Less: imputed interest	(64,934,887)
Total operating lease liabilities	$92,229,961
Included in the consolidated balance sheet:
Current portion of lease liabilities	$1,519,196
Lease liabilities, net of current	90,710,765
Total operating lease liabilities	$92,229,961

Other Information:
Weighted average remaining lease term	11.8 years
Weighted average discount rate	7.5%

The following table contains a summary of the lease costs recognized and lease payments pertaining to the Company’s operating leases under ASC 842, excluding short-term leases, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease costs	$3,268,633	$619,332	$5,375,400	$1,040,046
Variable lease costs	458,166	284,857	1,120,877	504,361
Lease payments	1,331,316	242,051	2,560,666	696,454

Short-Term Operating Leases

The Company had several short-term lease arrangements for laboratory, manufacturing, and office space in Beverly Hills, Vista, and San Diego, California, all of which terminated during the first half of 2026. Short-term operating lease costs for the three months ended September 30, 2026 and 2025 were $28,394 and $335,980, respectively, and $525,869 and $1,058,456 for the nine months ended September 30, 2026 and 2025.

7.            COLLABORATIONS, LICENSES AND REVENUE

Intellectual Property Rights for Capricor’s Technology - Deramiocel and Exosomes

Capricor has entered into exclusive license agreements for intellectual property rights related to certain cardiac-derived cells (“CDCs”) with Università Degli Studi Di Roma La Sapienza (the “University of Rome”), Johns Hopkins University (“JHU”), and CSMC. Capricor is also a party to an exclusive license agreement for intellectual property rights related to CDC-derived exosomes with CSMC. In addition, Capricor has filed solely-owned patent applications related to CDC and exosomes technologies developed by its own employees.

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

Pursuant to the JHU License Agreement, JHU was paid an initial license fee and, thereafter, Capricor is required to pay minimum annual royalties on the anniversary dates of the JHU License Agreement. The minimum annual royalties are creditable against a low single-digit running royalty on net sales of products and net service revenues, which Capricor is also required to pay under the JHU License Agreement, which running royalty may be subject to further reduction in the event that Capricor is required to pay royalties on any patent rights to third parties in order to make or sell a licensed product. In addition, Capricor is required to pay a low double-digit percentage of the consideration received by it from sublicenses granted and is required to pay JHU certain defined development milestone payments upon the successful completion of certain phases of its clinical studies and upon receiving approval from the FDA. The maximum aggregate amount of milestone payments payable under the JHU License Agreement, as amended, is $1,850,000. In the second quarter of 2026, Capricor paid JHU a $500,000 development milestone related to the Phase 3 study pursuant to the terms of the JHU License Agreement. Capricor’s next and final development milestone payment will be triggered, if at all, upon receipt of a full FDA market approval, for which a payment of $1,000,000 will be due.

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

At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for its milestones and shared revenue payments, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and net income (loss) in the Company’s consolidated statements of operations and comprehensive loss. Typically, milestone payments and shared revenue payments are achieved after the Company’s performance obligations associated with the distribution agreements have been completed and after the customer has assumed responsibility for the commercialization program. Milestones or shared revenue payments achieved after the Company’s performance obligations have been completed are recognized as revenue in the period the milestone or shared revenue payments were achieved. If a milestone payment is achieved during the performance period, the milestone payment would be recognized as revenue to the extent performance had been completed at that point, and the remaining balance would be recorded as deferred revenue.

The Company also evaluates whether a significant financing component exists in its collaboration agreements. Typically, a significant financing component does not exist because customers pay upfront for services and future shared revenue payments are not substantially within the control of the Company or the customer.

Whenever the Company determines that goods or services promised in a contract represent a combined performance obligation over time, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using either the proportional performance method or on a straight-line basis if efforts will be expended evenly over time. Percentage of completion of patient visits in clinical trials is used as the measure of performance. The Company feels this method of measurement to be the best depiction of the transfer of services and recognition of revenue. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations. If the Company determines that the performance obligation is satisfied over time, any upfront payment received is initially recorded as deferred revenue on its consolidated balance sheets.

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

On May 7, 2026, Capricor announced that it had filed a Motion for Preliminary Injunction and Complaint for Equitable Relief (the “Complaint”) in the Superior Court of New Jersey. Capricor subsequently withdrew the motion, without prejudice, in order to resolve the dispute through arbitration, and arbitration proceedings have commenced (see Note 15 – “Commitments and Contingencies”).

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

The Company has evaluated the Japan Distribution Agreement in accordance with ASC 606, Revenue from Contracts with Customers. The Company determined the initial transaction price totaled $12.0 million, which was the upfront payment fee. The Company has excluded any future milestone or shared revenue payments from this transaction price to date based on probability. At this time, the Company is evaluating the regulatory pathway to achieve potential product approval in this territory. Until such time, the Company cannot identify any distinct performance obligation. As such, the Company has recorded the entire upfront payment fee of $12.0 million as current deferred revenue on the Company’s consolidated balance sheets as of September 30, 2026.

Summary of Collaboration Revenue

In total, for the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any revenue from its collaboration and distribution agreements with Nippon Shinyaku, and has no accounts receivable related to such agreements as of September 30, 2026 or December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Company had no deferred revenue related to the U.S. Distribution Agreement. The Company recorded $12.0 million of deferred revenue related to the Japan Distribution Agreement, which represents the upfront payment received for which no performance obligation had been satisfied as of September 30, 2026 or December 31, 2025.

8.            RELATED PARTY TRANSACTIONS

Consulting Agreements

In 2013, Capricor entered into a Consulting Agreement (the “Consulting Agreement”) with Dr. Frank Litvack, the Company’s Executive Chairman and a member of its Board of Directors, whereby Capricor agreed to pay Dr. Litvack $10,000 per month for consulting services. The agreement was terminated effective September 1, 2026. Under this consulting arrangement, the Company incurred consulting fees of $20,000 and $30,000, respectively for the three months ended September 30, 2026 and 2025, and $80,000 and $90,000, respectively, for the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, $0 and $10,000 were recorded in accounts payable related to the Consulting Agreement, respectively.

Commercialization and Distribution Agreements

As noted above, Capricor is party to two commercialization and distribution agreements with Nippon Shinyaku, which holds more than 5% of the outstanding capital stock of Capricor Therapeutics based on information supplied in Schedule 13G/A filed with the SEC on September 24, 2024 (see Note 7 – “Collaborations, Licenses and Revenue”). There were no outstanding receivables or payables as of September 30, 2026 or December 31, 2025.

9.            GOVERNMENT GRANTS AND OTHER INCOME

CIRM Grant Award

In 2016, Capricor entered into an award agreement with the California Institute for Regenerative Medicine (“CIRM”) for approximately $3.4 million to support, in part, the Company’s Phase I/II HOPE-Duchenne clinical trial.

The Company accounted for the award as a liability rather than income because the Company had the option to convert the award into a loan. In the second quarter of 2026, the Company entered into a loan repayment agreement with CIRM providing for repayment in two installments. As of September 30, 2026, the Company had fully repaid approximately $6.3 million, consisting of approximately $3.4 million of principal and approximately $2.9 million of accrued interest, satisfying its repayment obligation under the award. Although the CIRM loan has been fully repaid, the Company remains subject to certain reporting and other obligations under the applicable CIRM agreements and policies.

10.            ACCRUED EXPENSES AND CLINICAL TRIAL ACCRUALS

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
Accrued clinical expenses	$2,427,230	$2,689,764
Accrued payroll and related costs	7,195,291	6,710,578
Accrued construction in progress costs	—	3,011,034
Other accrued expenses	3,705,384	3,146,270
Total accrued expenses	$13,327,905	$15,557,646

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

Warrants

The following table summarizes all warrant activity for the nine months ended September 30, 2026:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2025	3,345,922	$5.70
Granted	—	—
Exercised	—	—
Outstanding at September 30, 2026	3,345,922	$5.70

The warrants outstanding at September 30, 2026 expire on October 3, 2030.

Stock Awards

The Company maintains several equity incentive plans. The Company currently grants stock options and restricted stock awards only under the 2020 Equity Incentive Plan, the 2021 Equity Incentive Plan, and the 2025 Equity Incentive Plan (the “2025 Plan”). No new awards are granted under the Company’s prior equity plans.

In May 2025, the Company’s stockholders approved the 2025 Plan, which authorized 3,500,000 shares of common stock for future awards. The 2025 Plan provides for an annual automatic increase in the number of shares available for issuance on January 1 of each year through 2035, equal to 5% of the Company’s outstanding shares of common stock as of the last day of the preceding fiscal year. Accordingly, on January 1, 2026, 2,868,420 shares were added to the 2025 Plan. Following approval of the 2025 Plan, no further automatic share increases will be made to the 2021 Equity Incentive Plan. As of September 30, 2026, 4,434,633 shares remained available for issuance under the Company’s equity incentive plans.

The plans are administered by the Board and its compensation committee, which determine the recipients, award types, number of shares, exercise price and vesting terms. Stock options are granted at an exercise price not less than the closing price of the Company’s common stock on the grant date, generally vest over one to four years, and have a maximum term of ten years.

Stock Option Awards

The estimated weighted average fair value of the options granted during the three months ended September 30, 2026 and 2025 was approximately $17.92 and $5.50 per share, respectively. The estimated weighted average fair value of the options granted during the nine months ended September 30, 2026 and 2025 was approximately $21.44 and $12.01 per share, respectively.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
Expected volatility	113 - 197%	104 - 115%
Expected term	1 - 6 years	5 - 6 years
Dividend yield	0%	0%
Risk-free interest rates	3.5 - 5.1%	3.7 - 4.5%

Employee and non-employee stock-based compensation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
General and administrative	$2,817,035	$1,779,609	$8,411,159	$6,497,110
Research and development	3,286,437	2,217,739	9,673,293	6,886,790
Total	$6,103,472	$3,997,348	$18,084,452	$13,383,900

The Company does not recognize an income tax benefit as the Company believes that an actual income tax benefit may not be realized. For non-qualified stock options, the loss creates a timing difference, resulting in a deferred tax asset, which is fully reserved by a valuation allowance.

As of September 30, 2026, the total unrecognized fair value compensation cost related to non-vested stock options was approximately $60.5 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. As of September 30, 2026, the Company had approximately $5.7 million of total unrecognized stock-based compensation expense related to performance-based options subject to the achievement of certain performance conditions over a one-year performance period. Compensation cost associated with these awards will be recognized only if and when the applicable performance conditions are determined to be probable of achievement. As of September 30, 2026, the Company concluded that achievement of the performance conditions was not considered probable, and accordingly, no stock-based compensation expense related to these awards has been recognized.

The following is a schedule summarizing employee and non-employee stock option activity for the nine months ended September 30, 2026:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2025	12,313,107	$6.27
Granted	2,673,200	24.87
Exercised	(768,080)	4.76	$18,734,038
Expired/Cancelled	(618,131)	20.00
Outstanding at September 30, 2026	13,600,096	$9.39	$49,482,886
Exercisable at September 30, 2026	9,308,919	$5.71	$45,208,801

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the 2025 Plan. Each outstanding RSU will be exchanged for one share of the Company’s common stock. The Company estimates the fair value of each RSU using the Company’s adjusted closing stock price on the grant date.

The following table summarizes the activity of the Company’s RSUs for the nine months ended September 30, 2026:

Weighted Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2025	—	$—
Granted	15,000	24.81
Vested	—	—
Expired/Cancelled	—	—
Outstanding at September 30, 2026	15,000	$24.81

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $42.6 million and $25.1 million for the three months ended September 30, 2026 and 2025, respectively, and $117.8 million and $75.1 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s other comprehensive income (loss) is related to a net unrealized gain (loss) on marketable securities. For the three months ended September 30, 2026 and 2025, the Company’s other comprehensive income (loss) was $9,648 and $(543,452), respectively, and $(437,047) and $(182,833) for the nine months ended September 30, 2026 and 2025, respectively.

The following summarizes the changes in accumulated other comprehensive loss:

	Net Unrealized Gains/(Losses)
	Available-For-Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Outstanding at December 31, 2025	$283,154	$283,154
Other comprehensive loss	(437,047)	(437,047)
Outstanding at September 30, 2026	$(153,893)	$(153,893)

Net Loss and Net Loss Per Share

For the nine months ended September 30, 2026 and 2025, warrants and options to purchase 16,946,018 and 17,748,407 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. Potentially dilutive shares of common stock, which primarily consist of stock options issued to employees, consultants, and directors as well as warrants issued, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share for the three and nine months ended September 30, 2026 and 2025.

13.            INCOME TAXES

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

In evaluating the realizability of its deferred tax assets, the Company considers both positive and negative evidence, including cumulative losses in recent periods and the lack of sufficient objectively verifiable future taxable income. Based on this evaluation, the Company concluded that it is more likely than not that its deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded as of September 30, 2026 and December 31, 2025.

The Company reassesses the realizability of its deferred tax assets at each reporting period.

14.            RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

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

On August 1, 2025, a derivative action was filed in the Southern District of California by Leonel Zamora naming each of the directors on the Board of Capricor Therapeutics, Inc. The action alleges, among other things, breaches of fiduciary duties and seeks unspecified damages.

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

On November 24, 2025, a second derivative action was filed in the Southern District of California by Michael Rosen naming each of the directors on the Board of Capricor Therapeutics, Inc. The action alleges, among other things, breaches of fiduciary duties and seeks unspecified damages.

On May 7, 2026, Capricor announced that it had filed a Motion for Preliminary Injunction and Complaint for Equitable Relief (the “Complaint”) in the Superior Court of New Jersey. against Nippon Shinyaku Co., Ltd and NS Pharma, Inc. (collectively, “NS”) with respect to the distribution of Deramiocel.  The Complaint alleged that the defendants named therein, NS, failed to adequately prepare for the commercial launch of Deramiocel in the United States pursuant to the U.S. Distribution Agreement (“Distribution Agreement”), and have otherwise materially breached the terms of the Distribution Agreement. In the Complaint, the Company sought rescission of the Distribution Agreement, declaratory judgment that the Company has the right to distribute Deramiocel directly or through distributors other than NS, and other equitable remedies. Capricor subsequently withdrew its application for a preliminary injunction, without prejudice, having determined that resolving this contractual dispute in arbitration following the FDA’s decision would give the parties a more complete regulatory record to work from.

In the arbitration, NS filed a complaint for Breach of Contract against Capricor and demands declaratory and injunctive relief holding that Capricor breached the Distribution Agreement, that the Distribution Agreement remains in full force and effect, and requiring Capricor to perform its obligations thereunder. In the arbitration, Capricor filed counterclaims for breach of contract (repudiation and failure to perform), breach of the implied covenant of good faith and fair dealing, rescission based on mutual mistake, declaration of Capricor's right to distribute Deramiocel, and unjust enrichment, reserving claims for unilateral mistake and frustration of purpose. Capricor seeks damages for NS's breaches and repudiation, declaratory and injunctive relief holding that the Distribution Agreement has been repudiated and/or is rescinded such that Capricor is entitled to distribute, or hire another company to distribute, Deramiocel, and in the alternative Capricor seeks restitution for unjust enrichment.

On May 20, 2026, Capricor received a shareholder litigation demand from Jennifer Godin, a beneficial owner of Capricor common stock, to take action to remedy alleged breaches of fiduciary duties and other violations of law. The demand alleged false and misleading statements purportedly made by officers and directors of the Company, as well as the alleged failure to disclose material adverse facts about the Company's business, operations, and prospects. No settlement amount has yet been requested.

On July 16, 2026, Mesoblast filed a patent infringement and declaratory judgment action in the District of Delaware against Capricor, alleging unauthorized manufacture, use, sale, and importation of the cardiosphere-derived cell product Deramiocel for the treatment of DMD. The complaint asserts infringement of three patents relating to mesenchymal stem cell compositions, preparations, and methods. Mesoblast alleges direct, induced, and contributory infringement and seeks injunctive relief, damages, attorneys' fees and a declaratory judgment of infringement.

On July 30, 2026, Darren Ngasseu Nkamga, individually and on behalf of all others similarly situated, filed a putative securities class action in United States District Court, Southern District of California against Capricor Therapeutics, Inc. and certain officers of the Company for alleged violations of the Federal Securities Laws, alleging that defendants had made materially false and/or misleading statements regarding the Company’s business, operations and prospects.

On August 7, 2026, a derivative action was filed in the Southern District of California by Michael Rosen naming each of the directors on the Board of Capricor Therapeutics, Inc. and certain officers of the Company. The action alleges, among other things, breaches of fiduciary duties and seeks unspecified damages and certain declaratory relief.

On August 20, 2026, Capricor received a stockholder litigation demand from Maria Barragan, a shareholder of Capricor, to take action to remedy alleged breaches of fiduciary duties and other violations of law and alleging that the officers made false and misleading statements to investors concerning the safety and efficacy data from the Company’s Phase 2 trial.

On September 28, 2026 Robert Novick filed a putative securities class action in the Southern District of California against Capricor, its Chief Executive Officer and its Chief Financial Officer, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

In 2026, the Company received certain employment-related claims from former employees of the Company.

In addition, from time to time, the Company may become involved in various other legal proceedings that arise in the ordinary course of its business or otherwise. The Company records a loss contingency reserve for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company has not recorded any material accruals for loss contingencies as of September 30, 2026.

Accounts Payable

During the normal course of business, disputes with vendors may arise. If a vendor disputed payment is probable and able to be estimated, we will record an estimated liability.

Other Funding Commitments

The Company is a party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specific products (see Note 7 – “Collaborations, Licenses and Revenue”).

Additionally, the Company is a party to various agreements with contract research, manufacturing, commercialization and other organizations that generally provide for termination upon notice, subject to certain time periods, with the exact amounts owed in the event of termination to be based on the timing of termination and the terms of the agreement. As of September 30, 2026, approximately $26.1 million of the Company's outstanding purchase orders represented non-cancellable purchase commitments. In the event the Company seeks to terminate these commitments, it may negotiate alternative arrangements with the applicable counterparties.

Employee Severances

The Board from time to time may approve severance packages for specific full-time employees based on their length of service and position ranging up to twelve months of their base salaries, in the event of termination of their employment, subject to certain conditions. No liability under these severance packages has been recorded as of September 30, 2026.

Workforce Reduction

In September 2026, the Company implemented a workforce reduction affecting approximately 10% of its employees as part of an initiative to reduce operating expenses and better align its resources with its strategic and operational priorities.

In connection with the workforce reduction, the Company recognized approximately $579,000 of one-time termination benefits during the three and nine months ended September 30, 2026, which were recorded within research and development expenses and general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company does not expect to incur material additional costs in connection with the workforce reduction.

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

The following table represents consolidated net loss summarized by the significant segment expenses regularly reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenue	$—	$—	$—	$—

Research and development expense:
Compensation and benefits	10,447,119	7,368,920	27,996,906	20,289,890
Duchenne muscular dystrophy program (Deramiocel)	11,492,184	7,310,101	37,577,422	24,854,222
Exosomes platform research	673,485	1,474,937	2,006,309	4,160,004
Other R&D segment expenses (1)	3,057,906	1,740,666	7,369,204	4,435,828
Total research and development expense, excluding non-cash expense	25,670,694	17,894,624	74,949,841	53,739,944
Stock-based compensation expense	3,286,437	2,217,739	9,673,293	6,886,790
Depreciation and amortization	601,257	246,735	1,178,458	695,190
Total research and development expense	29,558,388	20,359,098	85,801,592	61,321,924

General and administrative expense:
Compensation and benefits	3,869,516	1,534,920	9,244,895	5,175,378
Other G&A segment expenses (2)	8,135,820	2,362,423	20,121,938	5,298,847
Total general and administrative expense, excluding non-cash expense	12,005,336	3,897,343	29,366,833	10,474,225
Stock-based compensation expense	2,817,035	1,779,609	8,411,159	6,497,110
Depreciation and amortization	301,977	247,990	821,625	691,263
Total general and administrative expense	15,124,348	5,924,942	38,599,617	17,662,598

Operating loss	(44,682,736)	(26,284,040)	(124,401,209)	(78,984,522)

Investment income	2,025,886	1,713,499	7,141,687	4,236,393
Other income (expense)	749	(106)	(69,978)	(123,303)
Total non-operating income, net	2,026,635	1,713,393	7,071,709	4,113,090

Loss before income taxes	(42,656,101)	(24,570,647)	(117,329,500)	(74,871,432)
(Provision for) benefit from income taxes	—	—	(1,600)	(1,600)

Net loss	$(42,656,101)	$(24,570,647)	$(117,331,100)	$(74,873,032)

(1)	Other R&D segment expenses primarily include other pipeline development costs, and other facility costs.
(2)	Other G&A segment expenses primarily include accounting, legal and other professional fees, consulting expenses, pre-commercial initiatives, business insurance, employee travel, and other facility and information technology costs.

The asset information provided to the CODM for the single operating segment is consistent with the amounts reported in the consolidated balance sheets.

17.            SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through the date of this filing. Based on this evaluation, the Company has determined that there are no other subsequent events that require adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the condensed consolidated notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s most recent annual report on Form 10-K. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, but not limited to, those set forth under Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K, under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Company Overview

Capricor Therapeutics, Inc. is a biotechnology company focused on the development and potential commercialization of cell and exosome-based therapeutics for the treatment of Duchenne muscular dystrophy (“DMD”), a rare genetic disorder characterized by progressive muscle degeneration and premature death, as well as other diseases with significant unmet medical need. Since our inception, we have devoted substantial resources to the development of our lead product candidate, Deramiocel, an investigative cellular therapy aimed to treat the skeletal and cardiac muscle complications associated with DMD, developing manufacturing capabilities and supporting our research and development activities. Our Biologics License Application (“BLA”), as amended, for Deramiocel for the treatment of DMD is currently under review by the U.S. Food and Drug Administration (“FDA”) for potential approval in the United States, with a current Prescription Drug User Fee Act (“PDUFA”) target action date of November 22, 2026. We currently have no products approved for commercial sale. Our ability to generate product revenue and achieve profitability will depend on the successful development, regulatory approval and commercialization of Deramiocel and any other product candidates we may develop.

Cell Therapy (Deramiocel)

Our core program is focused on the development and commercialization of Deramiocel, an investigative cellular therapy comprised of cardiosphere-derived cells (“CDCs”), a population of cardiac-derived stromal cells isolated from qualified donated human hearts. Deramiocel is designed to slow disease progression in DMD through immunomodulatory, anti-inflammatory and anti-fibrotic activities of CDCs. These effects are mediated in part by exosomes secreted by CDCs that contain bioactive molecules, including microRNAs and other signaling factors, which may influence gene expression and cellular pathways involved in inflammation, fibrosis, and tissue repair.

Our clinical development program for Deramiocel has focused on adolescents and young adults with DMD, including many patients who are non-ambulatory and experiencing progressive skeletal and cardiac muscle decline. Capricor has administered over 1,300 intravenous infusions across our clinical program to approximately 125 patients with DMD in three separate clinical trials. We believe therapies that address inflammatory and fibrotic processes contributing to muscle degeneration may provide potential benefit across a broad population of individuals with DMD.

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

Our exosome platform is supported by internal research and external collaborations. Our collaborations and research around exosomes include the National Institutes of Health, the National Institute of Allergy and Infectious Diseases (“NIAID”), JHU, the Department of Defense, the U.S. Army Institute of Surgical Research, and CSMC. Our platform leverages advances in RNA biology, protein engineering and targeted delivery technologies to support the development of exosome-based therapeutics and vaccines. We are currently exploring exosome-based approaches for infectious diseases, monogenic diseases and other potential indications.

To prioritize our resources on Deramiocel, we have moderated the pace of internal development of programs not directly related to Deramiocel, including our exosome-based platform, and expect to continue to do so pending further regulatory clarity. Our current strategy is to advance these programs primarily through collaborations and partnerships that may provide additional development resources and capital to support potential clinical development.

Our Pipeline – Key Programs

Deramiocel: Duchenne Muscular Dystrophy Program: Deramiocel is Capricor’s lead product candidate and is being developed for the treatment of DMD, a rare, progressive genetic disease characterized by degeneration of skeletal and cardiac muscle.

Deramiocel’s mechanism of action is distinct from mutation-targeted approaches such as exon-skipping oligonucleotides and gene therapies, which aim to restore dystrophin expression in muscle cells. DMD is caused by mutations in the dystrophin gene that impair production of functional dystrophin, a structural protein important for maintaining muscle integrity. Without functional dystrophin, muscle fibers are repeatedly damaged during contraction. This leads to chronic inflammation, muscle cell death and the progressive replacement of muscle tissue with fat and fibrosis. In skeletal muscle, the result is progressive weakness and loss of motor function, typically leading to loss of ambulation and, over time, loss of upper limb function. Loss of upper limb function limits patients’ ability to perform daily activities such as eating, grooming and self-care. Respiratory muscle weakness also develops as the disease advances. The heart is affected as well: patients with DMD develop progressive cardiomyopathy, which can lead to heart failure, a leading cause of mortality in DMD. While several therapies have been developed to address certain genetic mutations associated with DMD, significant unmet medical need remains, particularly in patients with established skeletal and cardiac muscle disease.

We have conducted a comprehensive clinical development program evaluating Deramiocel in patients with DMD, including randomized controlled trials and long-term follow-up studies designed to assess safety and efficacy across multiple measures of disease progression. These studies include the Phase 3 HOPE-3 trial, the Phase 2 HOPE-2 trial and each of their ongoing open-label extension studies, and the earlier Phase 1/2 HOPE-Duchenne clinical trial.

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

Following a Type A meeting with the FDA in August 2025, we aligned with the FDA on a regulatory path forward to address the CRL, including the submission of additional clinical data from the Phase 3 HOPE-3 trial. We subsequently submitted our response to the CRL, which the FDA accepted as a complete response and classified as a Class 2 resubmission, assigning a new PDUFA target action date of August 22, 2026.

Advisory Committee Meeting: On July 29, 2026, the FDA held a meeting of the Cellular, Tissue and Gene Therapies Advisory Committee (the “Ad-Com Committee”) where the Ad-Com Committee heard the respective positions of the FDA and the Company with respect to the data presented to the FDA. The Ad-Com Committee voted 3 in favor and 9 against on whether available evidence provides substantial evidence of effectiveness of Deramiocel for the treatment of cardiomyopathy in patients with DMD. The Ad-Com Committee was not asked to vote on the HOPE-3 primary endpoint of skeletal-muscle function or on overall benefit-risk. In a separate discussion of upper limb function with members of the Ad-Com Committee, we believe the members’ feedback was directionally supportive of the HOPE-3 clinical evidence of skeletal-muscle function. The Ad-Com Committee’s recommendation is advisory only and is not binding on the FDA.

Major Amendment to the BLA: Following the Ad-Com Committee meeting, in August 2026, we submitted an amendment to the BLA that included 24-month data from the open-label extension of the HOPE-3 trial, together with additional analyses of the existing data package, in support of a refined proposed indication for the treatment of upper limb impairment in patients with DMD aged > 9 years old, consistent with the population and primary endpoint of HOPE-3. The FDA classified the submission as a major amendment and extended the PDUFA target action date by three months, to November 22, 2026. We believe that we have submitted all information requested by the FDA to date; however, the FDA may request additional information or analyses at any time during its review.

Bioresearch Monitoring Inspection: In July 2026, as part of its review of the BLA, the FDA conducted a Bioresearch Monitoring (“BIMO”) inspection relating to the conduct of our clinical trials and issued a Form FDA 483 containing one inspectional observation relating primarily to the Company's standard operating procedures, documentation practices, vendor oversight, and audit report timeliness in connection with the conduct of the HOPE-3 clinical trial. The Company does not believe the observation affects the integrity or reliability of the HOPE-3 data. We have submitted our response to the FDA and are awaiting the Agency’s feedback.

Recent Clinical Data: In July 2026, the full results of the HOPE-3 trial were published in The Lancet following independent peer review. As reported, HOPE-3 met its primary endpoint, demonstrating a statistically significant treatment difference versus placebo in change from baseline in the Performance of the Upper Limb, version 2.0 (“PUL 2.0”) total score at 12 months (p=0.029), reflecting a slowing of upper limb disease progression. Results on additional functional and cardiac measures were nominally significant under the trial’s prespecified hierarchical testing procedure. In October 2026, we presented 24-month data from the HOPE-3 open-label extension (“OLE”) at the 31st World Muscle Society Congress. In the OLE, patients originally randomized to placebo who received Deramiocel in the second year showed a 76% slowing in the rate of upper limb decline as measured by PUL 2.0, relative to their first year on placebo (difference of 1.56 points; 95% confidence interval 0.47 to 2.64). The OLE analyses are open-label, were not powered for statistical comparison, had no alpha allocated and are descriptive in nature. In November 2026, the HOPE-3 cardiac results, including a comparison to external natural history data, were presented at the American Heart Association Scientific Sessions 2026. In HOPE-3, Deramiocel was associated with reduced progression of myocardial fibrosis and with a difference in left ventricular ejection fraction of approximately 2.8 percentage points favoring Deramiocel versus placebo in patients with cardiomyopathy at baseline (nominal p=0.0165), each of which was a nominally significant secondary or subgroup analysis.

Manufacturing and Commercial Readiness: Our current Good Manufacturing Practice (“cGMP”) manufacturing facility in San Diego, California is operational and, if Deramiocel is approved, is intended to support initial commercial supply. We are expanding the facility to add cleanroom capacity, with validation targeted for the first half of 2027; however, the timing and outcome of these activities are subject to risks and uncertainties, including FDA inspection and approval. We have also undertaken commercial launch planning activities, including with respect to distribution, patient support, market access, reimbursement, medical affairs and physician education.

In parallel with our U.S. regulatory activities, we have initiated regulatory engagement in Europe and Japan and are working with the relevant health authorities to determine the most appropriate regulatory pathway for Deramiocel in those regions. Expansion of our clinical program into younger patients with DMD and into Becker muscular dystrophy remains an area of focus; however, the initiation of any such trials will depend on the outcome of the U.S. regulatory process for Deramiocel.

StealthX™ Exosome Platform: Our StealthX™ exosome platform program consists of engineered exosomes for vaccine and therapeutic development.

Exosome Platform: Engineered Exosome-Based Vaccines: The StealthX™ vaccine is a proprietary vaccine developed internally by Capricor utilizing exosomes that were engineered to express either spike or nucleocapsid proteins on the surface. Preclinical results from murine and rabbit models published in the peer-reviewed journal, Microbiology Spectrum, showed the StealthX™ vaccine resulted in robust antibody production, potent neutralizing antibodies, a strong T-cell response and a favorable safety profile. We were selected to be part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines providing broader and more durable protection for COVID-19. As part of Project NextGen, NIAID conducted a Phase 1 clinical study with our StealthX™ vaccine. Preliminary data indicated the StealthX™ vaccine has been generally well tolerated and demonstrated a favorable safety profile across all dose levels tested. Early analyses showed limited neutralizing antibody responses at the evaluated dose levels, which may reflect prior vaccination or infection among trial participants. Final results from the trial, including cellular immune response data, are anticipated in the first half of 2027, subject to finalization of the study by NIAID.

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

Financial Operations Overview

As of September 30, 2026, we had cash, cash equivalents, restricted cash, and marketable securities totaling approximately $198.5 million. Since our inception, we have received approximately $600 million through a combination of equity financings, strategic collaborations, grants and other non-dilutive funding sources.

Due to our significant research and development expenditures, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were approximately $42.7 million and approximately $24.6 million, for the three months ended September 30, 2026 and 2025, respectively. Our net losses were approximately $117.3 million and approximately $74.9 million, for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $422.2 million. We expect to incur significant expenses and operating losses for the foreseeable future.

As we seek to develop and commercialize Deramiocel or any other product candidates including those related to our exosomes program, we anticipate that our expenses will increase significantly and that we will need additional funding to support our continuing operations. Until such time when we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations or other distribution agreements. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or other potential funding or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of Deramiocel or our other product candidates. The timing and scale of any commercial launch expenditures, and our ability to access capital on favorable terms, may be affected by the outcome of the FDA’s review of our BLA.

We have no commercial product sales to date and will not have the ability to generate any commercial product revenue until after we have received approval from the FDA or equivalent foreign regulatory bodies to begin selling our product candidates. Developing biological products is a lengthy and very expensive process. To date, most of our development expenses have related to our product candidates, consisting of Deramiocel and our exosome technologies. As we proceed with the clinical development and potential commercialization of Deramiocel, and as we further develop our exosome technologies, our expenses will further increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of our products and our clinical programs. Our recent major sources of working capital have been primarily proceeds from public equity sales of securities and upfront payments pursuant to the  U.S. Distribution Agreement and the Japan Distribution Agreement. While we pursue our preclinical and clinical programs, we continue to explore potential partnerships for the development of one or more of our product candidates in the U.S. and in other territories across the world, subject to the rights of Nippon Shinyaku and the outcome of our dispute against NS.

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

Results of Operations

Revenue

Clinical Development Income. Clinical development income for the three and nine months ended September 30, 2026 and 2025 was zero.

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

The following table summarizes our R&D expenses by category for each of the periods indicated:

	Three months ended September 30,
	2026	2025	Change ($)	Change (%)
Compensation and other personnel expenses	$10,447,119	$7,368,920	$3,078,199	42%
Duchenne muscular dystrophy program (Deramiocel)	11,492,184	7,310,101	4,182,083	57%
Exosomes platform research	673,485	1,474,937	(801,452)	(54)%
Facility expenses	2,681,489	1,540,560	1,140,929	74%
Stock-based compensation	3,286,437	2,217,739	1,068,698	48%
Depreciation and amortization	601,257	246,735	354,522	144%
Research and other	376,417	200,106	176,311	88%
Total research and development expenses	$29,558,388	$20,359,098	$9,199,290	45%

R&D expenses for the three months ended September 30, 2026 increased by approximately $9.2 million, or 45%, compared to the three months ended September 30, 2025. The increase was primarily driven by the following:

●	$3.1 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$4.2 million increase in DMD (Deramiocel) program-related expenses primarily related to expanded manufacturing production, and commercial-related expenses for Deramiocel in preparation for potential commercial launch;
●	$1.1 million increase in facility expenses primarily related to expanded leased space and incremental equipment and services to support those facilities; and
●	$1.1 million increase in stock-based compensation expense primarily due to increases in headcount and stock price.

The increase was partially offset by a $0.8 million decrease in research expenses related to our exosomes platform, primarily related to timing of research activities for exosomes.

	Nine months ended September 30,
	2026	2025	Change ($)	Change (%)
Compensation and other personnel expenses	$27,996,906	$20,289,890	$7,707,016	38%
Duchenne muscular dystrophy program (Deramiocel)	37,577,422	24,854,222	12,723,200	51%
Exosomes platform research	2,006,309	4,160,004	(2,153,695)	(52)%
Facility expenses	6,365,128	3,841,453	2,523,675	66%
Stock-based compensation	9,673,293	6,886,790	2,786,503	40%
Depreciation and amortization	1,178,458	695,190	483,268	70%
Research and other	1,004,076	594,375	409,701	69%
Total research and development expenses	$85,801,592	$61,321,924	$24,479,668	40%

R&D expenses for the nine months ended September 30, 2026 increased by approximately $24.5 million, or 40%, compared to the nine months ended September 30, 2025. The increase was primarily driven by the following:

●	$7.7 million increase in compensation and other personnel expenses primarily due to increases in headcount;
●	$12.7 million increase in DMD (Deramiocel) program-related expenses primarily related to expanded manufacturing production, and commercial-related expenses for Deramiocel in preparation for potential commercial launch;
●	$2.5 million increase in facility expenses primarily related to expanded leased space and incremental equipment and services to support those facilities; and
●	$2.8 million increase in stock-based compensation expense primarily due to increases in headcount and stock price.

The increase was partially offset by a $2.2 million decrease in research expenses related to our exosomes platform, primarily related to timing of research activities for exosomes.

General and Administrative Expenses. G&A expenses consist primarily of compensation and other related personnel expenses for executive, finance and other administrative personnel, stock-based compensation expense, accounting, legal and other professional fees, consulting expenses, rent for corporate offices, business insurance and other corporate expenses.

The following table summarizes our G&A expenses by category for each of the periods indicated:

	Three months ended September 30,
	2026	2025	Change ($)	Change (%)
Stock-based compensation	$2,817,035	$1,779,609	$1,037,426	58%
Compensation and other personnel expenses	3,869,516	1,534,920	2,334,596	152%
Professional services	3,467,372	1,040,843	2,426,529	233%
Facility expenses	2,856,044	189,415	2,666,629	1,408%
Depreciation and amortization	301,977	247,990	53,987	22%
Other corporate expenses	1,812,404	1,132,165	680,239	60%
Total general and administrative expenses	$15,124,348	$5,924,942	$9,199,406	155%

G&A expenses for the three months ended September 30, 2026 increased by approximately $9.2 million, or 155%, compared to the three months ended September 30, 2025. The increase was primarily driven by the following:

●	$1.0 million increase in stock-based compensation primarily due to increases in headcount and stock price;
●	$2.3 million increase in compensation and other personnel expenses related to increases in headcount;
●	$2.4 million increase in professional services largely attributable to increased legal and consulting costs related to our continuing regulatory and pre-commercial initiatives;

●	$2.7 million increase in facility expenses primarily related to expanded leased space and incremental equipment and services to support those facilities; and
●	$0.7 million increase in other corporate expenses primarily related to other supporting costs incurred to support pre-commercial initiatives.

	Nine months ended September 30,
	2026	2025	Change ($)	Change (%)
Stock-based compensation	$8,411,159	$6,497,110	$1,914,049	29%
Compensation and other personnel expenses	9,244,895	5,175,378	4,069,517	79%
Professional services	10,828,656	1,817,677	9,010,979	496%
Facility expenses	4,707,303	344,704	4,362,599	1,266%
Depreciation and amortization	821,625	691,263	130,362	19%
Other corporate expenses	4,585,979	3,136,466	1,449,513	46%
Total general and administrative expenses	$38,599,617	$17,662,598	$20,937,019	119%

G&A expenses for the nine months ended September 30, 2026 increased by approximately $20.9 million, or 119%, compared to the nine months ended September 30, 2025. The increase was primarily driven by the following:

●	$1.9 million increase in stock-based compensation primarily due to increases in headcount and stock price;
●	$4.1 million increase in compensation and other personnel expenses related to increases in headcount;
●	$9.0 million increase in professional services largely attributable to increased legal and consulting costs related to our continuing regulatory and pre-commercial initiatives;
●	$4.4 million increase in facility expenses primarily related to expanded leased space and incremental equipment and services to support those facilities; and
●	$1.4 million increase in other corporate expenses primarily related to other supporting costs incurred to support pre-commercial initiatives.

Other Income (Expense)

Investment Income. Investment income for the three months ended September 30, 2026 and 2025 was approximately $2.0 million and $1.7 million, respectively. Investment income for the nine months ended September 30, 2026 and 2025 was approximately $7.1 million and $4.2 million, respectively. The increase in investment income for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 is due to a higher principal balance in our marketable securities, savings and money market fund accounts.

Products Under Active Development

Deramiocel for the treatment of DMD – The expenses for our DMD program include costs for personnel, clinical, regulatory, commercial, and research activities, including expenses related to scale-up for potential commercial scale manufacturing if our Deramiocel product is approved. For the first nine months of 2026, we spent approximately $41.9 million on our Deramiocel program. This amount excludes personnel costs. The Company expects to provide additional guidance on its longer-term financial outlook for this program following greater regulatory clarity, which will inform future strategic and capital allocation decisions.

Exosome Platform – Our exosome platform is in early-stage development. For the first nine months of 2026, we spent approximately $2.2 million on our exosome program, primarily related to research, preclinical studies and manufacturing costs associated with our NIAID program. This amount excludes personnel costs. We are prioritizing capital toward Deramiocel and are minimizing expenses related to the exosome platform until further regulatory clarity is obtained with respect to our DMD program.

Our expenditures on current and future clinical development programs, particularly our Deramiocel and exosomes programs, cannot be predicted with any significant degree of certainty as they are dependent on the results of our current trials and our ability to secure additional funding and/or strategic partners. In particular, our expenditures on the commercialization of Deramiocel, if approved, will depend on the outcome of our dispute with NS and, if we are successful in such dispute, whether we commercialize Deramiocel in the United States directly or through one or more distributors. Further, we cannot predict with any significant degree of certainty the amount of time which will be required to complete our clinical trials, the costs of completing research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during manufacturing and clinical development and as a result of a variety of other factors, including:

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2026 and December 31, 2025 and our net increase (decrease) in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2026 and 2025 and is intended to supplement the more detailed discussion that follows. The amounts stated in the tables below are expressed in thousands. We believe that our current cash, cash equivalents, and marketable securities are sufficient to fund our operating capital requirements for at least the next twelve months from the issuance date of these condensed consolidated financial statements. For information regarding our material cash requirements, including obligations under our lease and related license agreement for our new headquarters, manufacturing and laboratory facility and our outstanding purchase commitments, see Note 6 – “Leases” and Note 15 – “Commitments and Contingencies” to our condensed consolidated financial statements.

Liquidity and capital resources	September 30, 2026	December 31, 2025
Cash and cash equivalents	$44,280	$287,847
Marketable securities	$153,301	$30,282
Restricted cash	$958	$-
Working capital	$172,357	$287,103
Stockholders’ equity	$209,765	$305,792

	Nine months ended September 30,
Cash flow data	2026	2025
Cash provided by (used in):
Operating activities	$(96,428)	$(46,245)
Investing activities	(143,498)	54,391
Financing activities	(2,684)	77
Net increase (decrease) in cash, cash equivalents and restricted cash	$(242,610)	$8,223

Our total cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2026 were approximately $198.5 million compared to approximately $318.1 million as of December 31, 2025. The decrease in cash, cash equivalents, restricted cash, and marketable securities from December 31, 2025 to September 30, 2026 is primarily due to our continuing efforts in preparing the Company for potential commercialization. As of September 30, 2026, we had approximately $120.6 million in total liabilities, consisting of approximately $92.2 million in lease liabilities, approximately $16.4 million in accounts payable and accrued expenses, and $12.0 million in deferred revenue, with net working capital of approximately $172.4 million.

Cash used in operating activities was approximately $96.4 million and approximately $46.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of approximately $50.2 million in cash used in operating activities is due to an approximately $42.5 million increase in net loss for the nine months ended September 30, 2026 as compared to the same period in 2025. Furthermore, there was a decrease of approximately $10.3 million in the change in receivables balances, as well as approximately $5.1 million in the change in accounts payable and accrued expenses balances for the nine months ended September 30, 2026 as compared to the same period in 2025. To the extent we obtain sufficient capital and/or long-term debt funding and are able to continue developing our product candidates, including if we expand our platform technology portfolio, engage in further research and development activities, and, in particular, conduct preclinical studies and clinical trials, we expect to continue incurring substantial losses.

We had cash flow used in investing activities of approximately $143.5 million for the nine months ended September 30, 2026 and cash flow provided by investing activities of approximately $54.4 million for the nine months ended September 30, 2025. The change in investing activities for the nine months ended September 30, 2026 as compared to the same period of 2025 is due to the net effect from purchases, sales and maturities of marketable securities and the purchase of approximately $21.2 million in property and equipment, leasehold improvements and construction in progress in the nine months ended September 30, 2026, compared to approximately $6.6 million in the nine months ended September 30, 2025.

We had cash flow used in financing activities of approximately $2.7 million and cash flow provided by financing activities of approximately $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. The change in cash provided by (used in) financing activities for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is primarily due to payments made for CIRM liability, partially offset by the net proceeds from the exercises of stock options.

From inception through September 30, 2026, we financed our operations primarily through private and public sales of our equity securities, government grants, and payments from distribution agreements and collaboration partners.

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

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our clinical, regulatory, commercial, and research activities;
●	the number and scope of our clinical and research programs;
●	the costs involved in preparation for the potential commercialization of our Deramiocel product for the treatment of DMD;
●	the progress and success of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our ability to successfully manufacture product for our clinical trials and potential commercial use;
●	the availability of materials necessary to manufacture our product candidates;
●	the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements, if necessary;
●	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

●	additional costs associated with maintaining licenses and insurance;
●	the costs associated with legal matters, including disputes and pending securities litigation, derivative actions and employment claims brought against us;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of obtaining marketing approval both in the United States and in countries outside of the United States.

Collaborations

Commercialization and Distribution Agreement (Nippon Shinyaku - United States)

On January 24, 2022, Capricor entered into the U.S. Distribution Agreement with Nippon Shinyaku, a Japanese corporation. Under the terms of the U.S. Distribution Agreement, Capricor appointed Nippon Shinyaku as its exclusive distributor in the United States of Deramiocel for the treatment of DMD.

On May 7, 2026, Capricor announced that it had filed a Motion for Preliminary Injunction and Complaint for Equitable Relief (the “Complaint”) in the Superior Court of New Jersey. against Nippon Shinyaku Co., Ltd and NS Pharma, Inc. (collectively, “NS”) with respect to the distribution of Deramiocel.  The Complaint alleged that the defendants named therein, NS, failed to adequately prepare for the commercial launch of Deramiocel in the United States pursuant to the U.S. Distribution Agreement (“Distribution Agreement”), and have otherwise materially breached the terms of the Distribution Agreement. In the Complaint, the Company sought rescission of the Distribution Agreement, declaratory judgment that the Company has the right to distribute Deramiocel directly or through distributors other than NS, and other equitable remedies. Capricor subsequently withdrew its application for a preliminary injunction, without prejudice, having determined that resolving this contractual dispute in arbitration following the FDA’s decision would give the parties a more complete regulatory record to work from.

In the arbitration, NS filed a complaint for Breach of Contract against Capricor and demands declaratory and injunctive relief holding that Capricor breached the Distribution Agreement, that the Distribution Agreement remains in full force and effect, and requiring Capricor to perform its obligations thereunder. In the arbitration, Capricor filed counterclaims for breach of contract (repudiation and failure to perform), breach of the implied covenant of good faith and fair dealing, rescission based on mutual mistake, declaration of Capricor's right to distribute Deramiocel, and unjust enrichment, reserving claims for unilateral mistake and frustration of purpose. Capricor seeks damages for NS's breaches and repudiation, declaratory and injunctive relief holding that the Distribution Agreement has been repudiated and/or is rescinded such that Capricor is entitled to distribute, or hire another company to distribute, Deramiocel, and in the alternative Capricor seeks restitution for unjust enrichment.

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

Financing Activities by the Company

December 2025 Underwritten Public Offering

On December 5, 2025, the Company entered into an underwriting agreement  with Piper Sandler & Co. and Oppenheimer & Co., Inc. as representatives of the Underwriters, pursuant to which the Company agreed to sell and issue, in a public offering an aggregate of 6,000,000 shares of common stock, including the exercise in full of the Underwriters’ option to purchase an additional 900,000 shares to cover over allotments, at a public offering price of $25.00 per share for total gross proceeds of approximately $172.5 million, before deducting underwriting commissions and other offering expenses payable by the Company. The Company paid cash commissions on the gross proceeds, plus reimbursement of expenses to the Underwriters, as well as legal and accounting fees in the aggregate amount of approximately $10.5 million.

September 2025 ATM Program

On September 10, 2025, the Company established the September 2025 ATM Program under a prospectus supplement for aggregate sales proceeds of up to $150.0 million, pursuant to an Equity Distribution Agreement with the Agents by which the Agents may sell our common stock at the market prices prevailing at the time of sale. The Agents are entitled to compensation for their services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. Effective December 5, 2025, the Company reduced the maximum offering amount from $150.0 million to $125.0 million.

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

CIRM Grant Award

In 2016, Capricor entered into an award agreement with the California Institute for Regenerative Medicine (“CIRM”) for approximately $3.4 million to support, in part, the Company’s Phase I/II HOPE-Duchenne clinical trial.

The Company accounted for the award as a liability rather than income because the Company had the option to convert the award into a loan. In the second quarter of 2026, the Company entered into a loan repayment agreement with CIRM providing for repayment in two installments. As of September 30, 2026, the Company had fully repaid approximately $6.3 million, consisting of approximately $3.4 million of principal and approximately $2.9 million of accrued interest, satisfying its repayment obligation under the award. Although the CIRM loan has been fully repaid, the Company remains subject to certain reporting and other obligations under the applicable CIRM agreements and policies.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis, including research and development and clinical trial accruals, and stock-based compensation estimates. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements and accompanying notes.

Leases

The Company accounts for its leases in accordance with ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize most leases on the balance sheet with a corresponding ROU asset and a lease liability for most leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on present value of fixed lease payments over the lease term.

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

Stock-Based Compensation

Our results include non-cash compensation expense related to stock options and restricted stock awards granted to employees, directors and consultants. The Company has six equity plans; however, it currently issues awards only under the 2020 Equity Incentive Plan, the 2021 Equity Incentive Plan, and the 2025 Plan. The Company no longer issues awards under the 2006 Stock Option Plan, the 2012 Restated Equity Incentive Plan or the 2012 Non-Employee Director Stock Option Plan.

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

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions. Stock-based compensation expense is included in G&A expense or R&D expense, as applicable, in the condensed consolidated statements of operations and comprehensive loss. We expect to record additional non-cash compensation expense in the future, which may be significant.

Clinical Trial Expense

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process is designed to account for expenses resulting from our obligations under contracts with vendors, consultants, CROs, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our condensed consolidated financial statements by matching the appropriate expenses with the period in which services are provided and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

Recently Issued or Newly Adopted Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities and cash, cash equivalents, and restricted cash. As of September 30, 2026, the fair value of our cash, cash equivalents, restricted cash, and marketable securities was approximately $198.5 million. Additionally, as of September 30, 2026, Capricor’s investment portfolio was classified as cash, cash equivalents, restricted cash, and marketable securities, which consisted primarily of bank checking and savings accounts, money market funds and bank money market accounts, commercial papers, corporate bonds, U.S. treasuries and government agency bonds.

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

Item 4.  Controls and Procedures.

We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth under “Legal Contingencies” in Note 15 – “Commitments and Contingencies”, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026, describes important risk factors that could cause our business, financial condition, results of operations and prospects to differ significantly from those suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or otherwise presented by us from time to time. Other than the addition of, and modifications to, the risk factors listed below, there have been no material changes from the risk factors previously described under Part I, Item 1A of the Form 10-K and under Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

Risks Related to Our Business

The negative vote of the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee is expected to have a significant impact on Deramiocel’s approvability in the U.S. for the treatment of cardiomyopathy in patients with DMD.

On July 29, 2026, the FDA convened the Ad-Com Committee to review our BLA for Deramiocel. The single voting question presented to the Ad-Com Committee asked whether the available evidence supports the effectiveness of Deramiocel for the treatment of cardiomyopathy in patients with DMD. The Ad-Com Committee voted 3 in favor and 9 against, with no abstentions. The voting question addressed a narrower indication than we had proposed and did not include a vote on the HOPE-3 primary endpoint of upper limb function or on the overall benefit-risk profile of Deramiocel. With the approval of the FDA, we submitted an amendment to our BLA, which the FDA has indicated it is willing to review; however, we do not know how long it will take for the FDA to make a decision on our BLA. The FDA may give us a CRL (rejecting our amended BLA) or further delay approval of our amended BLA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA also extended the PDUFA target action date to November 22, 2026.

We may not be successful in our dispute with NS, and the dispute could result in substantial costs, diversion of resources and harm to our business.

We filed the Complaint in the Superior Court of New Jersey. The Complaint alleges that the defendants named therein, NS, failed to adequately prepare for the commercial launch of the Company’s product Deramiocel in the United States pursuant to the U.S. Distribution Agreement, and have otherwise materially breached the terms of the U.S. Distribution Agreement. In the Complaint, the Company sought rescission of the U.S. Distribution Agreement, declaratory judgment that the Company has the right to distribute Deramiocel directly or through distributors other than NS, and other equitable remedies. Capricor subsequently withdrew its application for a preliminary injunction, without prejudice, having determined that resolving this contractual dispute in arbitration following the FDA’s decision would give the parties a more complete regulatory record to work from. In the arbitration, NS filed a complaint for Breach of Contract against Capricor and demands declaratory and injunctive relief holding that Capricor breached the Distribution Agreement, that the Distribution Agreement remains in full force and effect, and requiring Capricor to perform its obligations thereunder. Capricor filed counterclaims as follows:

In the arbitration, Capricor counterclaimed for breach of contract (repudiation and failure to perform), breach of the implied covenant of good faith and fair dealing, rescission based on mutual mistake, declaration of Capricor's right to distribute Deramiocel, and unjust enrichment, reserving claims for unilateral mistake and frustration of purpose. Capricor seeks damages for NS's breaches and repudiation, declaratory and injunctive relief holding that the Distribution Agreement has been repudiated and/or is rescinded such that Capricor is entitled to distribute, or hire another company to distribute, Deramiocel, and in the alternative Capricor seeks restitution for unjust enrichment.

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

We have a history of net losses, expect to continue to incur substantial net losses for the foreseeable future, and may never achieve or maintain profitability. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, undertaking preclinical studies and clinical trials of our product candidates, and developing and expanding our manufacturing capabilities for our product candidates. We have not yet obtained regulatory approval for any of our product candidates. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. In particular, our expenditures on the commercialization of Deramiocel, if approved, will heavily depend on the outcome of our dispute with NS and, if we are successful in such dispute, whether we commercialize Deramiocel in the United States directly or through one or more distributors. Other factors relating to our business that may contribute to these fluctuations include the following factors:

●	our need for additional capital to fund our trials and development programs;
●	delays in the commencement, enrollment, and timing of clinical testing;
●	the viability of Deramiocel as a potential product candidate and its development through all stages of clinical development;
●	the viability of our exosome technologies as potential product candidates and the advancement of our exosome technologies through all stages of their preclinical and clinical development;
●	any delays in regulatory review and approval of our product candidates in clinical development;
●	our ability to receive regulatory approval or commercialize our product candidates, within and outside the United States;
●	potential side effects of our current or future products and product candidates that could delay or prevent commercialization or cause an approved treatment to be taken off the market;
●	market acceptance of our product candidates;
●	our ability to establish an effective sales and marketing infrastructure once our products are commercialized, as necessary or to establish partnerships with other companies who have greater sales and marketing capabilities;
●	the ability of the Company, Nippon Shinyaku, or another distribution partner, to successfully market and sell our Deramiocel product if and to the extent it is approved;
●	our ability to establish or maintain collaborations, licensing or other arrangements, including strategic partnerships for Deramiocel outside of DMD and our exosome technologies;
●	our ability and third parties’ abilities to obtain and protect intellectual property rights;

●	competition from existing products or new products that may emerge;
●	guidelines and recommendations of therapies published by various organizations;
●	the ability of patients to obtain coverage of, or sufficient reimbursement for, our product candidates;
●	our ability to maintain adequate insurance policies;
●	our ability to successfully manufacture our product candidates in sufficient quantities and on a timely basis to meet clinical trial and potential commercial demand;
●	our dependency on third parties to formulate and manufacture our product candidates, as necessary;
●	our ability to maintain and staff our current manufacturing facilities;
●	our ability to build or secure new manufacturing facilities, if necessary, and achieve and maintain compliance with current Good Manufacturing Practices and obtain required certifications as required;
●	costs related to and outcomes of potential intellectual property litigation, including the recent claim brought against us by Mesoblast;
●	compliance with obligations under intellectual property licenses with third parties;
●	our ability to implement additional internal systems and infrastructure;
●	our ability to adequately support future growth;
●	if our products are approved for commercial sale, the ability to secure adequate reimbursement levels for our products;
●	our ability to attract and retain key personnel to manage our business effectively; and
●	the ability of members of our senior management to manage our business and operations.

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

We currently have no FDA approved products and so do not have experience in the commercialization, marketing, sale or distribution of pharmaceutical products on a commercial scale. As a result, even if we are successful in our dispute with NS, we may encounter significant difficulties or delays in successfully launching and commercializing any product candidates for which we obtain regulatory approval.

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

We are building commercial capabilities and a corporate compliance program in preparation for the potential launch of Deramiocel, and we may be unable to do so effectively, on a timely basis or at all.

In preparation for the potential approval of Deramiocel, we are building sales, marketing, market access and patient support capabilities, together with a corporate compliance program designed to address the federal Anti-Kickback Statute, the federal civil False Claims Act, the Physician Payments Sunshine Act and analogous state laws that govern the commercial activities of biopharmaceutical companies. We have not previously conducted these activities, and the scope, timing and cost of this effort remain uncertain. Our BLA for Deramiocel remains under FDA review, with a PDUFA target action date of November 22, 2026. In addition, whether we commercialize Deramiocel in the United States directly or through NS or another distributor will depend on the outcome of our arbitration with NS. As a result, we may incur commercial and compliance expenses prematurely or unnecessarily, or we may be unable to complete these capabilities in time to support a timely launch. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of healthcare laws, these risks cannot be entirely eliminated. Our compliance program may not prevent our employees, consultants, contractors or distribution partners from engaging in misconduct. Any of these outcomes could materially adversely affect our business.

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

We are actively looking into potential additional strategic partnerships for our product candidates, particularly for Deramiocel in the United States and additional territories outside the United States and Japan, and for our exosomes product candidates. To the extent that we are successful in our dispute against NS, we may also explore strategic partnerships for the commercialization of Deramiocel in the United States. If we do not establish strategic partnerships, we potentially will have to undertake development and commercialization efforts with respect to our product candidates on our own, which would be costly and adversely impact our ability to commercialize any future products or product candidates. If we enter into any strategic partnerships with pharmaceutical, biotechnology or other life science companies, we will be subject to a number of risks, including:

●	we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of product candidates;
●	strategic partners may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;
●	strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;
●	strategic partners may not commit adequate resources to necessary pre-launch activities or the marketing and distribution of any future products, limiting our potential revenues from these products;
●	disputes may arise between us and our strategic partners, such as our dispute with NS, that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
●	strategic partners may experience financial difficulties;
●	strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	business combinations or significant changes in a strategic partner’s business strategy may also adversely affect a strategic partner’s willingness or ability to complete its obligations under any arrangement; and
●	strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of the Company’s securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any other “non-Rule 10b5-1 trading arrangement”.

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

10.1

Lease Agreement, dated July 9, 2026, between Capricor Therapeutics, Inc. and ARE-SD Region No. 39 Owner, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2026).+

31.1	Certification of Principal Executive Officer.*

31.2	Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Capricor Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 10, 2026.

CAPRICOR THERAPEUTICS, INC.

Date: November 10, 2026	By:	/s/ Linda Marbán, Ph.D.
Linda Marbán, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Anthony J. Bergmann
Anthony J. Bergmann
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)